Form 10-Q
period 2007-06-30
COMSCORE, INC.
filed 2007-08-13
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-1158172
comScore, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-19555550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11465 Sunset Hills Road, Suite 200
Reston, VA	20190
(Address of principal executive offices)	(Zip Code)
(703) 483-2000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2007, there were 27,702,241 shares of the registrant’s common stock outstanding.

comScore, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

Exhibit 31.1 —	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
Exhibit 31.2 —	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
Exhibit 32.1 —	Certification of Chief Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 32.2 —	Certification of Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
     We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended. Investors and potential investors should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

		Pro Forma	December 31,
	June 30, 2007	June 30, 2007	2006
	(Unaudited)	(Unaudited)
		(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,245	$82,970	$5,032

Short-term investments	15,500	15,500	11,000

Accounts receivable, net of allowances of $189, $189 and $188, respectively	15,033	15,033	14,123

Prepaid expenses and other current assets	1,536	1,536	1,068

Restricted cash	537	537	270

Total current assets	38,851	115,576	31,493

Property and equipment, net	6,729	6,729	6,980

Other non-current assets	3,374	205	1,267

Intangible assets, net	397	397	983

Goodwill	1,364	1,364	1,364

Total assets	$50,715	$124,271	$42,087

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)

		Pro Forma
	June 30,	June 30,	December 31,
	2007	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ (deficit) equity

Current liabilities:
Accounts payable	$1,462	$1,462	$1,353

Accrued expenses	6,337	6,337	6,020

Deferred revenues	26,642	26,642	22,776

Capital lease obligations	1,448	1,448	1,726

Preferred stock warrant liabilities	2,282	—	1,005

Total current liabilities	38,171	35,889	32,880

Capital lease obligations, long-term	1,530	1,530	2,261

Deferred tax liability	39	39	77

Other liabilities	356	356	374

Total liabilities	40,096	37,814	35,592

Commitments and contingencies

Redeemable preferred stock:
Series A preferred convertible stock, $0.001 par value; 9,187,500 shares authorized, 1,837,503 shares issued and outstanding, liquidation preference of $7,715 at June 30, 2007 and December 31, 2006; no shares issued or outstanding pro forma	8,012	—	8,154
Series B preferred convertible stock, $0.001 par value; 3,535,486 shares authorized, 695,865 shares issued and outstanding, liquidation preference of $14,315 at June 30, 2007 and December 31, 2006; no shares issued or outstanding pro forma	14,868	—	15,130
Series C preferred convertible stock, $0.001 par value; 13,355,052 shares authorized, 2,647,209 shares issued and outstanding, liquidation preference of $25,220 at June 30, 2007 and December 31, 2006; no shares issued or outstanding pro forma	26,178	—	26,633
Series C-1 preferred convertible stock, $0.001 par value; 357,144 shares authorized, 71,430 shares issued and outstanding, liquidation preference of $420 at June 30, 2007 and December 31, 2006; no shares issued or outstanding pro forma	436	—	443
The accompanying notes are an integral part of these consolidated financial statements.

		Pro Forma
	June 30,	June 30,	December 31,
	2007	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share data)
Series D preferred convertible stock, $0.001 par value; 22,238,042 shares authorized, 4,312,813 shares issued and outstanding, liquidation preference of $40,723 at June 30, 2007 and December 31, 2006; no shares issued or outstanding pro forma	36,486	—	34,682
Series E preferred convertible stock, $0.001 par value; 25,000,000 shares authorized, 4,801,116 shares issued and outstanding, liquidation preference of $19,565 at June 30, 2007 and December 31, 2006; no shares issued or outstanding pro forma	17,523	—	16,653

Common Stock subject to put; 347,635 shares issued and outstanding	4,428	4,428	4,357

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2007 and December 31, 2006; 5,000,000 shares authorized pro forma, no shares issued or outstanding pro forma	—	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized at June 30, 2007 and pro forma and 130,000,000 shares authorized at December 31, 2006; 5,010,980, 27,268,342 and 4,000,165 shares issued and outstanding at June 30, 2007, June 30, 2007 pro forma and December 31, 2006, respectively	5	27	4

Additional paid-in capital	31	179,350	—

Accumulated other comprehensive income (loss)	28	28	(75)

Accumulated deficit	(97,376)	(97,376)	(99,486)

Total stockholders’ (deficit) equity	(97,312)	82,029	(99,557)

Total liabilities and stockholders’ (deficit) equity	$50,715	$124,271	$42,087

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except share and per share data)
Revenues	$20,809	$16,906	$39,490	$31,891

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	6,000	5,205	11,388	10,353

Selling and marketing(1)	6,683	5,323	13,134	10,668

Research and development(1)	2,813	2,258	5,369	4,395

General and administrative(1)	2,428	2,176	4,935	4,094

Amortization of intangible assets resulting from acquisitions	293	333	586	704

Total expenses from operations	18,217	15,295	35,412	30,214

Income from operations	2,592	1,611	4,078	1,677

Interest income, net	144	23	241	34

Loss from foreign currency	(202)	(33)	(210)	(27)

Revaluation of preferred stock warrant liabilities	(1,288)	(211)	(1,277)	(209)

Income before income taxes	1,246	1,390	2,832	1,475

Provision for income taxes	(6)	—	(52)	—

Net income	1,240	1,390	2,780	1,475

Accretion of redeemable preferred stock	(923)	(777)	(1,808)	(1,519)

Net income (loss) attributable to common stockholders	$317	$613	$972	$(44)

Net income (loss) attributable to common stockholders per common share:

Basic and diluted	$0.00	$0.00	$0.00	$(0.03)
The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except share and per share data)
Weighted-average number of shares used in per share calculation —common stock:
Basic and diluted	4,933,081	3,843,579	4,567,908	3,727,411
Net income attributable to common stockholders per common share subject to put:

Basic and diluted	$0.10	$0.10	$0.20	$0.20

Weighted-average number of shares used in per share calculation —common share subject to put:
Basic and diluted	347,635	347,635	347,635	347,635
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$60	$2	$69	$2
Selling and marketing	172	26	211	32
Research and development	53	2	61	2
General and administrative	186	10	237	11
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities
Net income	$2,780	$1,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,842	1,381
Amortization of intangible assets resulting from acquisitions	586	704
Provisions for (recoveries of) bad debts	31	(47)
Stock-based compensation	578	47
Revaluation of preferred stock warrant liabilities	1,277	209
Amortization of deferred finance costs	3	11
Deferred tax benefit	(39)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(770)	424
Prepaid expenses and other current assets	(411)	(170)
Other non-current assets	206	189
Accounts payable, accrued expenses, and other liabilities	(2,012)	636
Deferred revenues	3,588	(1,894)

Net cash provided by operating activities	7,659	2,965
Investing activities
Payment of restricted cash	(267)	(5)
Purchase of short-term investments	(8,900)	(3,700)
Sale of short-term investments	4,400	1,500
Purchase of property and equipment	(1,561)	(770)
Payment of additional consideration for acquired businesses	—	(300)

Net cash used in investing activities	(6,328)	(3,275)
Financing activities
Proceeds from the exercise of common stock options	640	215
Principal payments on capital lease obligations	(1,009)	(784)

Net cash used in financing activities	(369)	(569)
Effect of exchange rate changes on cash	251	74

Net increase (decrease) in cash and cash equivalents	1,213	(805)
Cash and cash equivalents at beginning of period	5,032	5,124

Cash and cash equivalents at end of period	$6,245	$4,319

Supplemental cash flow disclosures
Interest paid	$164	$147
Accretion of preferred stock	$1,808	$1,519
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     comScore, Inc. (the Company), a Delaware corporation incorporated in August 1999, provides a digital marketing intelligence platform that helps customers make better-informed business decisions and implement more effective digital business strategies. The Company’s products and solutions offer customers insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior.
     The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, as amended by Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of all Majority-Owned Subsidiaries. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.
     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus dated June 26, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter. All references to June 30, 2007 and 2006 or to the three and six months ended June 30, 2007 and 2006 in the notes to the consolidated financial statements are unaudited.
Initial Public Offering and Pro Forma Balance Sheet
     On July 2, 2007, the Company completed its initial public offering (IPO) of common stock in which the Company sold and issued 5,000,000 shares of common stock (see Note 12). The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2007. In connection with the Company’s IPO, the Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock and convertible preferred stock effective June 21, 2007. All share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. Upon completion of the Company’s IPO, (i) all outstanding shares of convertible preferred stock converted into an aggregate of 17,257,362 shares of common stock ,(ii) all warrants for convertible preferred stock were converted into warrants for common stock resulting in the reclassification of the Company’s preferred stock warrant liabilities from current liabilities into additional paid in capital, and (iii) the Company issued 5,000,000 shares of common stock resulting in net proceeds of $76.7 million and the offset of deferred IPO costs against additional paid-in capital. Deferred IPO costs were $3.2 million at June 30, 2007. Considering the significant impact of these events on the Company’s capitalization, the Company has presented a pro forma balance sheet reflecting these events as if they occurred on June 30, 2007.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Accounts Receivable
     Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts where collectibility may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when other businesses are acquired. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The Company estimates the fair value of identifiable intangible assets acquired using several different valuation approaches, including the replacement cost, income and market approaches. The replacement cost approach is based on determining the discrete cost of replacing or reproducing a specific asset. The Company generally uses the replacement cost approach for estimating the value of acquired technology/methodology assets. The income approach converts the anticipated economic benefits that the Company assumes will be realized from a given asset into value. Under this approach, value is measured as the present worth of anticipated future net cash flows generated by an asset. The Company generally uses the income approach to value customer relationship assets and non-compete agreements. The market approach compares the acquired asset to similar assets that have been sold. The Company generally uses the market approach to value trademarks and brand assets.
     Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit, based on estimated future cash flows, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill required under SFAS 142 at the enterprise level. The Company completed its annual impairment analysis for 2006 and determined that there was no impairment of goodwill. There have been no indicators of impairment during the three and six months ended June 30, 2007.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Non-compete agreements	3 to 4
Customer relationships	1 to 3
Acquired methodologies/technology	1 to 3
Trademarks and brands	2

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment of Long-Lived Assets
     Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the three and six months ended June 30, 2007 and 2006. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.
Foreign Currency Translation
     The Company applies SFAS No. 52, Foreign Currency Translation, with respect to its international operations. The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income. The Company incurred a foreign currency transaction loss of $202,000 and $33,000 for the three months ended June 30, 2007 and 2006, respectively, and $210,000 and $27,000 for the six months ended June 30, 2007 and 2006, respectively. These losses related to U.S. dollar denominated cash accounts and accounts receivable held by the Company’s foreign subsidiaries.
Revenue Recognition
     The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met prior to revenue recognition: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.
     The Company generates revenues by providing access to the Company’s online database or delivering information obtained from the database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports are provided, which generally ranges from three to 24 months.
     Revenues are also generated through survey services under contracts ranging in term from two months to one year. Survey services consist of survey and questionnaire design with subsequent data collection, analysis and reporting. Revenues are recognized on a straight-line basis over the estimated data collection period once the survey or questionnaire has been delivered. Any change in the estimated data collection period results in an adjustment to revenues recognized in future periods.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of a subscription to the Company’s online database combined with periodic reports of customized data. These arrangements are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company has determined that there is not objective and reliable evidence of fair value for any of its services and, therefore, accounts for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of periodic reports of customized data generally occurs after the data has been accumulated for a specified period subsequent to contract execution, usually one calendar quarter. The Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis commencing upon the delivery of the first report of customized data over the period such reports are delivered.
     Generally, contracts are non-refundable and non-cancelable. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provisions lapse. A limited number of customers have the right to cancel their contracts by providing a written notice of cancellation. In the event that a customer cancels its contract, the customer is not entitled to a refund for prior services, and will be charged for costs incurred plus services performed up to the cancellation date.
     Advance payments are recorded as deferred revenues until services are delivered or obligations are met and revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Effective January 1, 2006, the Company adopted SFAS No. 123 ( R), Share-Based Payment (SFAS 123R), including the fair value recognition provisions, using the prospective method. Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled. Subsequent to the adoption of SFAS 123R, the Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $471,000 and $40,000 for the three months ended June 30, 2007 and 2006, respectively, and $578,000 and $47,000 for the six months ended June 30, 2007 and 2006, respectively.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comprehensive Income
     Comprehensive income includes net income as well as the effects of foreign currency translation adjustments reflected in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
Comprehensive income:

Net income	$1,240	$1,390	$2,780	$1,475

Other comprehensive income:

Foreign currency cumulative translation adjustment	98	57	103	74

Total comprehensive income	1,338	1,447	2,883	1,549

Income Taxes
     Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings Per Share
     The Company computes earnings per share in accordance with the provisions of FASB No. 128, Earnings Per Share (SFAS 128). In prior years, the Company has issued shares of common stock in connection with business acquisitions that give the holders the right to require the Company to repurchase the shares at a fixed price at a specified future date (“Common Stock Subject to Put”). The difference between the fair value of the shares of Common Stock Subject to Put on the issuance date and the price at which the Company may be required to repurchase those shares is being accreted over the period from issuance to the first date at which the Company could be required to repurchase the shares as a dividend to the holders. EITF Topic D-98, Classification and Measurement of Redeemable Securities (EITF D-98) states that when a common shareholder has a contractual right to receive, at share redemption, an amount that is other than fair value, such shareholder has received, in substance, a preferential distribution. Under SFAS 128, entities with capital structures that include classes of common stock with different dividend rates are required to apply the two-class method of calculating earnings per share. Accordingly, the Company calculates earnings per share for its common stock and its Common Stock Subject to Put using a method akin to the two-class method under SFAS 128.
     In addition, the Company’s series of convertible redeemable preferred stock are considered participating securities as they are entitled to an 8% noncumulative preferential dividend before any dividends can be paid to common stockholders. The Company includes its participating preferred stock in the computation of earnings per share using the two-class method in accordance with EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06).
     The two-class computation method for each period allocates the undistributed earnings or losses to each participating security based on their respective rights to receive dividends. In addition to undistributed earnings or losses, the accretion to their redemption or put prices is also allocated to the Common Stock Subject to Put and the convertible redeemable preferred stock. In periods of undistributed losses, all losses are allocated to common stock in accordance with EITF 03-06 as the holders of Common Stock Subject to Put and participating preferred stock are not required to fund losses nor are their redemption or put prices reduced as a result of losses incurred. In periods of undistributed income, income is first allocated to the participating preferred stock for their preferential dividend, currently $7.1 million per annum. Any undistributed earnings remaining are then allocated to holders of common stock, Common Stock Subject to Put and preferred stock (assuming conversion) on a pro rata basis. The total earnings or losses allocated to each class of common stock are then divided by the weighted-average number of shares outstanding for each class of common stock to determine basic earnings per share. EITF 03-06 does not require the presentation of basic and diluted earnings per share for securities other than common stock; therefore, earnings per share is only computed for the Company’s common stock.
     Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method and the conversion of the Company’s convertible preferred stock using the if-converted method. No potentially dilutive securities are convertible or exercisable into shares of Common Stock Subject to Put.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For all periods presented, all potentially dilutive securities have been excluded from earnings per share calculations as their effect would have been anti-dilutive. The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)

Stock options	2,445,945	2,845,100	2,508,068	2,962,412

Convertible preferred stock warrants	113,129	113,129	113,129	113,129

Common stock warrants	51,727	62,057	56,863	167,655

Convertible preferred stock	17,257,362	17,257,362	17,257,362	17,257,362
     The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Calculation of basic and diluted net income per share — two class method:

Net Income	$1,240	$1,390	$2,780	$1,475

Accretion of redeemable preferred stock	(923)	(777)	(1,808)	(1,519)

Accretion of common stock subject to put	(35)	(34)	(68)	(69)

Undistributed earnings (loss)	282	579	904	(113)

Allocation of undistributed earnings (loss):

Common stock	—	—	—	(113)

Preferred stock	282	579	904	—

Total allocated earnings (loss)	282	579	904	(113)

Net income (loss) attributable to common stockholders per common share:

Basic and diluted	$—	$—	$—	$(0.03)
Weighted average shares outstanding — common stock basic and diluted	4,933,081	3,843,579	4,567,908	3,727,411

Net income (loss) attributable to common stockholders per common share subject to put:

Basic and diluted	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding — common stock subject to put basic and diluted	347,635	347,635	347,635	347,635

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of this statement is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company as of January 1, 2008 and are applied prospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements.
3. Goodwill and Intangible Assets
     The carrying amounts of goodwill and intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31.
	2007	2006
	(Unaudited)
	(In thousands)
Goodwill	$1,364	$1,364

Intangible assets consist of the following:
Trademarks and brands	$662	$662
Non-compete agreements	326	326
Customer relationships	3,467	3,467
Acquired methodologies/technology	688	688

Total intangible assets	5,143	5,143
Accumulated amortization	(4,746)	(4,160)

Intangible assets, net	$397	$983

     Amortization expense related to intangible assets was approximately $293,000 and $333,000 for the three months ended June 30, 2007 and 2006, respectively, and $586,000 and $704,000 for the six months ended June 30, 2007 and 2006, respectively.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Future expected amortization of intangible assets as of December 31, 2006, is as follows:

(In thousands)
2007	$967
2008	16
4. Commitments and Contingencies
Leases
     In March 2007, the Company modified its lease for its New York office resulting in (i) vacating existing space once new space is available, (ii) an increase in the space rented, (iii) the lease termination date being revised from October 2012 to November 2012, and (iv) an increase in the monthly lease rate from $21,000 to $45,000. In April 2007, the Company modified its lease for its Reston office resulting in (i) an increase in the space rented and (ii) an increase in the monthly lease rate from $77,000 to $89,000.
     The Company is required to maintain a letter of credit in the amount of approximately $256,000 as additional security deposit pertaining to its New York office lease. In connection with the modification of this lease in March 2007, the amount was increased to $537,000.
Contingencies
     The Company has no asserted claims, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s financial position or results of operations.
5. Income Taxes
     The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities. During the three months and six months ended June 30, 2007, the Company recorded an income tax provision of $6,000 and $52,000, respectively. The tax provision for the three and six months ended June 30, 2007 is comprised of an income tax expense of $25,000 and $91,000, respectively, reflecting our alternative minimum tax and is partly offset by a decrease of $19,000 and $39,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets. The Company did not record a tax provision for the same periods in 2006.
     The Company adopted FIN 48 on January 1, 2007. As of January 1, 2007 and June 30, 2007, the Company does not have any material gross unrecognized tax benefit liabilities. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2002, although carryforward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of June 30, 2007 and December 31, 2006, the Company had a valuation allowance of $32.2 million and $33.7 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Such factors include the lack of a significant history of profits, recent increases in expense levels to support the Company’s growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize deferred tax assets. The Company will continue to evaluate its valuation allowance position on a regular basis. To the extent that the Company determines that all or a portion of our valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset our future current tax provision. It is expected that any such reduction of the Company’s valuation allowance would have a material impact on our results from operations and financial condition.
     Under the provisions of the Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards which could be utilized annually to offset future taxable income and taxes payable. Additionally, despite the net operating loss carryforward, the Company may have a future tax liability due to alternative minimum tax, foreign tax or state tax requirements.
6. Convertible Preferred Stock
     The Company’s certificate of incorporation provides for the issuance of 9,187,500 shares of Series A Preferred Stock (Series A), 3,535,486 shares of Series B Preferred Stock (Series B), 13,355,052 shares of Series C Preferred Stock (Series C), 357,144 shares of Series C-1 Preferred Stock (Series C-1), 22,238,042 shares of Series D Preferred Stock (Series D) and 25,000,000 shares of Series E Preferred Stock (Series E). All classes of preferred stock are redeemable by the holder on or after August 1, 2008. The carrying values of Series A, Series B, Series C and Series C-1 are in excess of their individual redemption values. The carrying value of Series D is below its individual redemption value. The differences between the carrying value of each series of preferred stock and its respective redemption value is being accreted as preferred stock dividends using the interest method over the period to the redemption date. Such accretion amounted to $923,000 and $777,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. In connection with the closing of our IPO on July 2, 2007, all shares of convertible preferred stock were converted into 17,257,362 shares of common stock.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Convertible Preferred Stock Warrants
     In prior years, the Company issued fully vested warrants to purchase 97,324 shares of preferred stock in connection with a master lease and various equipment lease agreements. The exercise prices of the warrants range from $2.50 to $24.50 per share and the warrants expire 10 years from the date of issue.
     In accordance with FSP 150-5, the Company classifies warrants to purchase shares of its convertible preferred stock as a liability and adjusts the warrants to fair value. The fair value of the convertible preferred stock warrants at June 30, 2007 and December 31, 2006 was approximately $2.3 million and $1.0 million, respectively. The fair value of warrants was estimated using the Black-Scholes option pricing model.
     To reflect the increase in fair value of the preferred stock warrants, the Company recorded a charge of $1.3 million and $211,000, for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $209,000 for the six months ended June 30, 2007 and 2006, respectively. The Company continued to adjust the liabilities for changes in fair value until the completion of the Company’s initial public offering, which closed on July 2, 2007, at which time the liabilities were reclassified to stockholders’ equity (deficit) (see Note 2).
8. Common Stock Subject to Put
     In prior years, the Company issued 347,635 shares of Common Stock Subject to Put. The carrying value of the Common Stock Subject to the Put right is being accreted to the put obligation over the three year term using the effective interest rate method. For the three months ended June 30, 2007 and 2006 the Company accreted a total of $35,000 and $34,000, respectively and for the six months ended June 30, 2007 and 2006 the Company accreted a total of $68,000 and $69,000, respectively.
9. Stockholders’ Deficit
1999 Stock Option Plan
     In September 1999, the Company established the 1999 Stock Option Plan (the Plan) under which eligible employees and non-employees may be granted options to purchase shares of the Company’s common stock, restricted stock or restricted stock units. The Plan provides for the issuance of a maximum of 5.4 million shares of common stock. The exercise price is determined by the Board of Directors, which is generally equal to fair value for incentive stock options and is determined on a per-grant basis for nonqualified options. The vesting period of options granted under the Plan is determined by the Board of Directors, generally ratably over a four-year period. The options expire 10 years from the date of the grant. As of June 30, 2007, 438,980 were available for grant under the plan.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (1) the grant-date fair value of stock option awards granted or modified beginning January 1, 2006; and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic-value method as previously permitted under APB 25. Results for prior periods have not been restated. In connection with the adoption of SFAS 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The weighted-average expected option term for options granted during the year ended December 31, 2006 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the year ended December 31, 2006 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.
     As of June 30, 2007, total unrecognized compensation expense related to non-vested stock options, restricted stock and restricted stock units granted prior to that date is estimated at $6.7 million, which the Company expects to recognize over a weighted average period of approximately 2.24 years. Total unrecognized compensation expense as of June 30, 2007 is estimated based on outstanding non-vested stock options and may be increased or decreased in future periods for subsequent grants or forfeitures. During the three and six months ended June 30, 2007, no stock options were granted The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2006 and a discussion of the Company’s assumptions.

	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2006	2006
Dividend yield	0.00%	0.00%
Expected volatility	64.53%	65.24%
Risk-free interest rate	4.87%	4.80%
Expected life of options (in years)	6.02	6.02
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility of its peer group to estimate expected volatility. The peer group includes companies that are similar in revenue size, in the same industry or are competitors.
     Risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SAB No. 107.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the Plan is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (in years)	thousands)
Options outstanding at December 31, 2006	2,723,940	$2.00

Options granted	—	—
Options exercised	367,965	$1.47		$3,134
Options forfeited	50,709	$3.34
Options expired	942	$5.67

Options outstanding at June 30, 2007	2,304,324	$2.04	7.05	$48,646

Options exercisable at June 30, 2007	1,502,491	$1.15	6.61	$33,057

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at June 30, 2007. The aggregate intrinsic value of stock option awards exercised was determined at the date of option exercise.
     During the six months ended June 30, 2007, the Company awarded an aggregate of 634,750 shares of restricted common stock to certain of its employees. The weighted average estimated fair value for these shares is $11.26. The aggregate intrinsic value for all non-vested shares of restricted common stock outstanding at June 30, 2007 was $7.1 million. The Company has a right of repurchase on such shares that lapses at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee.
     During the six months ended June 30, 2007, the Company awarded an aggregate of 53,050 units of restricted common stock units to certain of its employees. The estimated fair value for these units is $11.25. The aggregate intrinsic value for all non-vested restricted stock units outstanding at June 30, 2007 was $596,000. The Company has a right of repurchase on such units that lapses at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide service to the Company. In the event that an employee terminates their employment with the Company, any units that remain unvested shall be automatically reacquired by the Company.
Incentive Plan
     In connection with the Series E offering, the Company created a management incentive plan (the Incentive Plan) for certain officers, founders and key employees of the Company. Under the terms of the Incentive Plan, up to 10% of any liquidation proceeds from the consolidation, merger, or sale of the Company will be distributed to the plan participants. Of the potential payout to a plan participant, 75% is based on a pre-determined formula with the remaining 25% of the payout at the discretion of the administrators of the Incentive Plan. The potential payout is reduced by any amounts the participant would receive in the liquidation through stock option exercises or stock ownership. The Incentive Plan terminated upon the closing of our IPO on July 2, 2007.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock Warrants
     In prior years, the Company had granted an aggregate of 403,368 warrants to purchase common stock. The common stock warrants began to expire in February 2006 through to April 2015 with exercise prices ranging from $3.00 to $24.50. As of June 30, 2007, warrants to purchase 42,057 shares of common stock were outstanding.
Shares Reserved for Issuance
     At June 30, 2007, the Company has reserved for future issuance the following shares of common stock upon conversion of preferred stock and the exercise of options and warrants:

Series A	2,136,623
Series B	1,380,436
Series C	4,004,690
Series C-1	84,746
Series D	4,849,751
Series E	4,801,116
Common stock available for future issuances under the Plan	438,980
Common stock available for outstanding options and restricted stock units	2,357,374
Common stock warrants	42,057
Common stock available for conversion of preferred stock warrants	113,129

20,208,902

     In addition, the Company has reserved 11,250 Series B shares, 38,074 Series D shares and 48,000 Series E shares pursuant to outstanding warrants.
      Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 17,257,362 shares of common stock and all preferred stock warrants converted into common stock warrants (see Note 2).
10. Related Party Transactions
     On August 1, 2003, the Company entered into a Licensing and Services Agreement with a counterparty that until November 27, 2006 was a stockholder of the Company. Pursuant to the terms of the Licensing and Services Agreement, the Company granted the counterparty a license to certain digital marketing intelligence data and products. During each of the three month periods ended June 30, 2007 and 2006 the Company recognized revenues of $925,000. During each of the six month periods ended June 30, 2007 and 2006 the Company recognized revenues of $1.8 million. In relation to this counterparty, there were no outstanding amounts included in our accounts receivable balance as of June 30, 2007 and December 31, 2006.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for three and six months ended June 30, 2007 and 2006. is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
United States	$18,476	$15,596	$35,359	$29,454
Canada	1,117	740	1,963	1,447
United Kingdom/Other	1,216	570	2,168	990

Total Revenues	$20,809	$16,906	$39,490	$31,891

     The composition of the Company’s property, plant and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
United States	$6,287	$6,525
Canada	256	305
United Kingdom	186	150

Total	$6,729	$6,980

12. Subsequent Event
     On July 2, 2007, the Company completed its IPO of common stock in which the Company sold and issued 5,000,000 shares of its common stock at an issuance price of $16.50 per share. In addition, selling stockholders, including officers and directors of the Company or entities affiliated therewith, sold an aggregate of 1,095,000 shares of common stock, including the underwriters’ over-allotment, held by them in the IPO. As a result of the IPO, the Company raised a total of $82,500,000 in gross proceeds from the IPO, or approximately $76,725,000 in net proceeds after deducting underwriting discounts and commissions of $5,775,000. The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 17,257,362 shares of common stock and all preferred stock warrants converted into common stock warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this document. Please see the section entitled “Cautions Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q for additional information regarding forward-looking statements.
Overview
     We provide a leading digital marketing intelligence platform that helps our customers make better-informed business decisions and implement more effective digital business strategies. Our products and solutions offer our customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior.
     Our digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of our platform is data collected from our comScore panel of more than two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories.
     We deliver our digital marketing intelligence through our comScore Media Metrix product family and through comScore Marketing Solutions. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.
     Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of over two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video.

     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. The total cost of the acquisition was approximately $3.3 million, consisting of cash and shares of our common stock. For the ninety-day period beginning July 28, 2007, the former shareholder of Q2 (or its transferees) has the right to sell 212,000 shares of our common stock back to us for an aggregate price of $2.65 million, or $12.50 per share. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. The total cost of the acquisition was approximately $3.6 million, consisting of cash and shares of our common stock. For the ninety-day period beginning January 1, 2008, the former shareholders of SurveySite (or their transferees) have the right to sell 135,635 shares of our common stock back to us for an aggregate price of approximately $1.8 million, or $13.35 per share.
     Our total revenues have grown from $15.4 million during the fiscal year ending January 31, 2003 to $66.3 million during the fiscal year ended December 31, 2006, a compounded annual growth rate of approximately 63%. By comparison, our total expenses from operations have grown from $35.2 million to $60.7 million over the same period, a compounded annual growth rate of approximately 20%. The growth in our revenues was primarily the result of:
•	increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers;

•	increases in the prices of our products and services;

•	the sales of new products to existing and new customers; and

•	growth in sales outside of the U.S. as a result of entering into new international markets.
     As of June 30, 2007, we had 776 customers, compared to 334 as of January 31, 2003. We sell most of our products through our direct sales force.
Our Revenues
     We derive our revenues primarily from the fees that we charge for subscription-based products and customized projects. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. We market our subscription-based products, customized projects and survey services within the comScore Media Metrix product family and through comScore Marketing Solutions.

     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenue increased to 75% of total revenues in 2006 and to 78% of total revenues during the three month’s ending June 30, 2007.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the fiscal year ended December 31, 2006, our international revenues were $5.7 million, an increase of $2.4 million over international revenues of $3.4 million for the fiscal year ended December 31, 2005. For the three months ended June 30, 2007, our international revenues were $2.3 million, an increase of $1.0 million or 78 percent over international revenues of $1.3 million for the three months ended June 30, 2006. International revenues comprised approximately 7%, 9% and 11% of our total revenues for the fiscal years ended December 31, 2005 and 2006 and the three months ended June 30, 2007, respectively.
     We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.
Subscription Revenues
     We generate a significant proportion of our subscription-based revenues from our Media Metrix product family. Products within the Media Metrix family include Media Metrix 2.0, Plan Metrix, World Metrix and Video Metrix. We intend to commercially launch Ad Metrix in the third quarter of 2007. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our Web site, have access to our database and can generate reports at anytime.
     We also generate subscription-based revenues from certain reports and analyses provided through comScore Marketing Solutions, if that work is procured by customers for at least a nine month period and the customer enters into an agreement to continue or extend the work. Through our Marketing Solutions products, we deliver digital marketing intelligence relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues” below.

     In addition, we generate subscription-based revenues from survey products that we sell to our customers. In conducting our surveys, we generally use our global Internet user panel. After questionnaires are distributed to the panel members and completed, we compile their responses and then deliver our findings to the customer, who also has ongoing access to the survey response data as they are compiled and updated over time. These data include responses and information collected from the actual survey questionnaire and can also include behavioral information that we passively collect from our panelists. If a customer contractually commits to having a survey conducted on a recurring basis, we classify the revenues generated from such survey products as subscription-based revenues. Approximately half of the revenues derived from survey products are generated on a subscription basis. Our contracts for survey services typically include fixed fee agreements that range from two months to one year.
Project Revenues
     We generate project revenues by providing customized information reports to our customers on a nonrecurring basis as part of our comScore Marketing Solutions. For example, a customer in the media industry might request a custom report that profiles the behavior of the customer’s active online users and contrasts their market share and loyalty with similar metrics for a competitor’s online user base. If this customer continues to request the report beyond an initial project term of at least nine months and enters into an agreement to purchase the report on a recurring basis, we begin to classify these future revenues as subscription-based.
     In the second quarter of 2007, we launched Campaign Metrix, a suite of products that enables our customers to measure their ROI from their investment in digital marketing campaigns and will help their revenue growth. Project revenues from Campaign Metrix will be generated when a customer accesses or downloads a report through our Web site. Pricing for our Campaign Metrix product will initially be based on the scope of the information provided in the report generated by the customer.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this prospectus, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
     We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met prior to revenue recognition: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. We generate revenues by providing access to our online database or delivering information obtained from our database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports are provided, which generally ranges from three to 24 months. We also generate revenues through survey services under contracts ranging in term from two months to one year. Our survey services consist of survey and questionnaire design with subsequent data collection, analysis and reporting. We recognize revenues on a straight-line basis over the estimated data collection period once the survey or questionnaire design has been delivered. Any change in the estimated data collection period results in an adjustment to revenues recognized in future periods.
     Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of a subscription to our online database combined with periodic reports of customized data. These arrangements are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We have determined that there is not objective and reliable evidence of fair value for any of our services and, therefore, account for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of periodic reports of customized data generally occurs after the data has been accumulated for a specified period subsequent to contract execution, usually one calendar quarter. We recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis commencing upon the delivery of the first report of customized data over the period such reports are delivered.
     Generally, our contracts are non-refundable and non-cancelable. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provisions lapse. A limited number of customers have the right to cancel their contracts by providing us with written notice of cancellation. In the event that a customer cancels its contract, it is not entitled to a refund for prior services, and it will be charged for costs incurred plus services performed up to the cancellation date.
     Advance payments are recorded as deferred revenues until services are delivered or obligations are met and revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues.
Goodwill and Intangible Assets
     We record goodwill and intangible assets when we acquire other businesses. The allocation of acquisition costs to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. We estimate the fair value of identifiable intangible assets acquired using several different valuation approaches, including the replacement cost, income and market approaches. The replacement cost approach is based on determining the discrete cost of replacing or reproducing a specific asset. We generally use the replacement cost approach for estimating the value of acquired technology/methodology assets. The income approach converts the anticipated economic benefits that we assume will be realized from a given asset into value. Under this approach, value is measured as the present worth of anticipated future net cash flows generated by an asset. We generally use the income approach to value customer relationship assets and non-compete agreements. The market approach compares the acquired asset to similar assets that have been sold. We generally use the market approach to value trademarks and brand assets.

     Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. In accordance with SFAS 142, we have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill required under SFAS 142 at the enterprise level by comparing the fair value of a reporting unit, based on estimated future cash flow, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material.
Long-lived assets
     Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Substantially all of our long lived assets are located in the United States. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 20, 2007 and 2006.
Allowance for Doubtful Accounts
     We manage credit risk on accounts receivable by performing credit evaluations of our customers on a selective basis, by reviewing our accounts and contracts and by providing appropriate allowances for uncollectible amounts. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts that may not be collectible. We make provisions based on our historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required.
Income Taxes
     We account for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the net deferred tax asset, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. To the extent that we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the net carrying value of such assets.

     As of June 30, 2007 and December 31, 2006, we had a valuation allowance of $32.2 million and $33.7 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Such factors include the lack of a significant history of profits, recent increases in expense levels to support our growth, the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize deferred tax assets. We will continue to evaluate our valuation allowance position on a regular basis. Depending upon our actual results for the third and fourth quarters of 2007, we may conclude that all or a portion of our valuation allowance should be reduced during the second half of the year. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset our future current tax provision. It is expected that any such reduction of our valuation allowance would have a material impact on our results from operations and financial condition.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. As of the adoption date of FIN 48 of January 1, 2007 and June 30, 2007, we do not have any material gross unrecognized tax benefits. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2002, although carryforward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.
Stock-Based Compensation
     Through December 31, 2005, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we applied the intrinsic value method for accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). For purposes of the pro forma disclosures required under SFAS 123, we used the minimum-value method to estimate the fair value of our stock-based awards. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Compensation (SFAS 123R). Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled.

     Subsequent to the adoption of SFAS 123R, we estimate the fair value of our stock-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. One key input into the model is the estimated fair value of our common stock on the date of grant. Our board of directors has estimated the fair value of our common stock for the purpose of determining stock-based compensation expense. Our board utilized valuation methodologies commonly used in the valuation of private company equity securities for purposes of estimating the fair value of our common stock.
     Other key variables in the Black-Scholes option-pricing model include the expected volatility of our common stock price, the expected term of the award and the risk-free interest rate. In addition, under SFAS 123R, we are required to estimate forfeitures of unvested awards when recognizing compensation expense. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense we record may differ significantly from what we have previously recorded.
     At June 30, 2007, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $6.7 million, which is expected to be recognized over a weighted-average period of 2.24 years.
     We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R as options that were granted at the beginning of 2006 and beyond vest. Beginning in 2007, we expect to make use of restricted stock awards and reduce our use of stock options as a form of stock-based compensation. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time.
Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock
     On July 1, 2005, we adopted FASB Staff Position 150-5 (FSP 150-5). Our outstanding warrants to purchase shares of our redeemable convertible preferred stock are subject to the requirements in FSP 150-5, which require us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period We recorded an increase in the estimated fair value of the warrants during the three and six months ended June 30, 2007 of $1.3 million. We estimated the fair value of these warrants at the respective dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the contractual term of the warrant, risk free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, are highly judgmental and could differ materially in the future. Upon the closing of our IPO on July 2, 2007, these liabilities were reclassified to stockholder’s equity (deficit).

Seasonality
     Historically, a slightly higher percentage of our customers have renewed their subscription products with us toward the end of the fourth quarter. While we execute projects for our customers throughout the year, we have historically experienced a slight upturn in our project-based business in the fourth quarter.
Results of Operations
     The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	28.8	30.8	28.8	32.5

Selling and marketing	32.1	31.5	33.3	33.5

Research and development	13.5	13.4	13.6	13.8

General and administrative	11.7	12.9	12.6	12.8

Amortization	1.4	2.0	1.5	2.2

Total expenses from operations	87.5	90.5	89.7	94.7

Income from operations	12.5	9.5	10.3	5.3

Interest income, net	0.7	0.1	0.6	0.1

Loss from foreign currency	(1.0)	(0.2)	(0.5)	(0.0)

Revaluation of preferred stock warrant liabilities	(6.2)	(1.2)	(3.3)	(0.8)

Income before income taxes	6.0	8.2	7.1	4.6

Provision for income taxes	—	—	(0.1)	—

Net income	6.0	8.2	7.0	4.6

Accretion of redeemable preferred stock	(4.5)	(4.6)	(4.5)	(4.7)

Net (loss) income attributable to common stockholders	1.5%	3.6%	2.5%	(0.1)%

     Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)

Total revenues	$20,809	$16,906	$3,903	23.1%	$39,490	$31,891	$7,599	23.8%

     Total revenues increased by approximately $3.9 million and $7.6 million during the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. This increase was primarily due to increased sales to existing customers based in the U.S. totaling $16.0 million and $30.6 million in the three and six months ended June 30, 2007, respectively, which was $2.2 million and $4.5 million, respectively, higher than in the same periods in 2006. In addition, revenues in the three and six months ended June 30, 2007 from new U.S. customers were $2.5 million and $4.8 million, respectively, an increase of approximately $665,000 and $1.4 million, respectively, as compared to the three and six months ended June 30, 2006. Revenues from customers outside of the U.S. totaled approximately $2.3 million and $4.1 million, respectively, or approximately 11% and 10% of total revenues, in the three and six months ended June 30, 2007, respectively, which was an increase of $1.0 million and $1.7, respectively, as compared to the same periods in 2006. This increase was due primarily to our ongoing expansion efforts in Europe, plus continued growth in Canada.
     During the three and six months ended June 30, 2007, our total customer base grew by a net increase of 33 and 70 customers, respectively, from 743 at March 31, 2007 and 706 at December 31, 2006 to 776 customers at June 30, 2007. There was continued revenue growth in both our subscription revenues, which increased by approximately $3.7 million from $12.6 million in the three month ended June 30, 2006 to $16.3 million in the three months ended June 30, 2007, and, to a lesser extent our project-based revenues, which increased by $142,000 from $4.4 million in the three months ended June 30, 2006 to over $4.5 million in the three months ended June 30, 2007.
  Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)

Total cost of revenues	$6,000	$5,205	$795	15.3%	$11,388	$10,353	$1,035	10.0%

As a percentage of revenues	28.8%	30.8%			28.8%	32.5%
     Cost of revenues consists primarily of expenses related to operating our network infrastructure and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries and related expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products and operational costs associated with our data centers, including depreciation expense associated with computer equipment.
     Cost of revenues increased by approximately $795,000 and $1.0 million during the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. This increase was primarily due to increased salaries and related costs associated with supporting our consumer panel and data centers. Our data center costs increased as a result of the relocation in June 2006 of our Illinois data center to a new service provider and increased utility costs at our Virginia data center. Cost of revenues declined as a percentage of revenues by 2.0 percentage points and 3.9 percentage points for three and six months ended June 30, 2007, respectively, over the same periods in 2006. This decrease was primarily due to the increases in revenues as described above and a moderation of the increases in costs to build and maintain our panel. In addition, the headcount and costs associated with our technology staff grew at a lower rate than our growth in revenues.

     We expect cost of revenues to increase in absolute dollar amounts as we seek to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure.
  Selling and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)

Total selling and marketing expense	$6,683	$5,323	$1,360	25.5%	$13,134	$10,668	$2,466	23.1%

As a percentage of revenues	32.1%	31.5%			33.3%	33.5%
     Selling and marketing expenses consist primarily of salaries, benefits, commissions and bonuses paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, product management, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, including rent and depreciation. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are paid to a salesperson and are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. In the case of multi-year agreements, one year of commissions is paid initially, with the remaining amounts paid at the beginning of the succeeding years.
     Selling and marketing expenses increased by $1.4 million and $2.5 million during the three and six months ending June 30, 2007, respectively, as compared to the same periods in 2006. This increase was primarily due to increased employee salaries and benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team and an increase in commission costs associated with increased revenues. Our selling and marketing headcount totaled 165 employees as of June 30, 2007 an increase of 14 employees as compared to June 30, 2006. In addition, we experienced an increase in recruiting and relocation fees associated with the hiring of additional personnel and an increase in advertising costs.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.

  Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)

Total research and development expense	$2,813	$2,258	$555	24.6%	$5,369	$4,395	$974	22.2%

As a percentage of revenues	13.5%	13.4%			13.6%	13.8%
     Research and development expenses include new product development costs, consisting primarily of compensation and related costs for personnel associated with research and development activities, and allocated overhead, including rent and depreciation.
     Research and development expenses increased by $555,000 and $974,000 during the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. This increase was primarily due to an increase in headcount and our continued focus on developing new products, such as World Metrix, Video Metrix, Campaign Metrix and Ad Metrix. Research and development costs decreased slightly as a percentage of revenues for the six months ended June 30, 2007 as compared to the prior year period, primarily due to our growth in revenues outpacing our existing investments in research and development. We also experienced an increase in costs paid to outsourced services to support our development of new products.
     We expect research and development expenses to increase in absolute dollar amounts as we continue to enhance and expand our product offerings. As a result of the size and diversity of our panel and our historical investment in our technology infrastructure, we expect that we will be able to develop new products with moderate increases in research and development spending as compared to our growth in revenues.
  General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)

Total general and administrative expense	$2,428	$2,176	$252	11.6%	$4,935	$4,094	$841	20.5%

As a percentage of revenues	11.7%	12.9%			12.5%	12.8%
     General and administrative expenses consist primarily of salaries and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.
     General and administrative expenses increased by $252,000 and $841,000 in the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. This increase was primarily due to increased professional fees and expanding our finance department. General and administrative expenses also increased to a lesser extent due to our investment to support further revenue growth.

     We expect general and administrative expenses to increase on an absolute basis in future annual periods as we incur increased costs associated with being a public company. Operating as a public company will present additional management and reporting requirements that will significantly increase our directors’ and officers’ liability insurance premiums and professional fees such as audit and outside legal counsel support both in absolute dollars and as a percentage of revenues.
  Amortization Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)

Total amortization expense	$293	$333	$(40)	(12.0)%	$586	$704	$(118)	(16.8)%

As a percentage of revenues	1.4%	2.0%			1.5%	2.2%
     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense decreased by $40,000 and $118,000 during the three months and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 because certain intangible assets related to previous acquisitions were fully amortized during 2006.
     Absent additional acquisitions, we expect amortization expense to continue to decline as the remaining amount of intangible assets related to previous acquisitions is amortized.
  Interest Income, Net
     Interest income consists primarily of interest earned from short-term investments, such as auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our capital lease obligations are secured by a senior security interest in eligible equipment.
     Interest income, net was $144,000 and $241,000 for the three months and six months ended June 30, 2007, respectively an increase of $121,000 and $207,000 compared to the same periods in 2006. The change from 2006 to 2007 reflects the net effect of interest income that we earned on our cash balances offset by the interest expense associated with the capital leases that we had in place in each period. Our cash, cash equivalents and short-term investments increased to $21.7 million from $16.0 million, or $5.7 million during the six months ended June 30, 2007. We also continued to reduce the outstanding balance on our outstanding capital lease obligations. We anticipate that interest income will increase in future periods as we realize interest on net proceeds of approximately $76.7 million that were raised by the Company with the completion of its initial public offering on July 2, 2007, through the issuance of 5 million shares of common stock.
  (Loss) Gain from Foreign Currency
     Our gains and losses from foreign currency transactions arise from our Canadian and United Kingdom foreign subsidiaries that hold cash, receivables, deferred revenues and inter-company payables in currencies other than their functional currency. Primarily due to the strength of the Canadian dollar, during the three months and six months ended June 30, 2007 we recorded a loss of $203,000 and $211,000, respectively; compared to a loss of $33,000 and $27,000 in the same periods in 2006. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.

  Provision for Income Taxes
     As of June 30, 2007, we had net operating loss carryforwards for federal income tax purposes in the amount of approximately $76.4 million, which begin to expire in 2020 for federal and begin to expire in 2010 for state income tax reporting purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. Approximately $13.3 million of our net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code based on changes in percentage of our ownership. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. During the three months and six months ended June 30, 2007, we recorded an income tax provision of $6,000 and $52,000, respectively, as compared to no provision recorded in the same periods 2006. For the three and six months ended June 30, 2007, the tax provision is comprised of an income tax expense of $25,000 and $91,000, respectively, reflecting our alternative minimum tax and is partly offset by a decrease of $19,000 and $39,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets.
Recent Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of this statement is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company as of January 1, 2008 and are applied prospectively. The Company is currently evaluating the potential impact of adopting this new guidance on its results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements.
Liquidity and Capital Resources
     Prior to our initial public offering (IPO), which closed on July 2, 2007, we funded our operations and met our capital expenditure requirements primarily with venture capital and private equity funding. In five separate issuances of preferred stock, from Series A on September 27, 1999 to Series E on August 1, 2003, we have raised over $88 million from a number of institutional investors. The proceeds from all of these issuances have been used for general business purposes, with the exception of the Series E Preferred Stock offering, which was partially used to extinguish a $1.5 million bank note. The conversion or our preferred stock occurred upon consummation of our IPO.

     As of June 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $21.7 million. During July 2007, we completed our IPO and issued 5 million shares of our common stock and received gross proceeds of $82.5 million. Net proceeds were $76.7 million after deducting underwriting discounts and commissions and offering costs.
     We anticipate using our existing sources of liquidity, including the net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international organizations, investments in our infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. We plan to invest the net proceeds of the IPO in short-term, investment grade securities.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $7.7 million of net cash from operating activities during the six months ended June 30, 2007. The significant components of cash flows from operations were net income of $2.8 million, $3.0 million in non-cash depreciation, amortization and stock based compensation expenses, $1.3 million in non-cash revaluation of our preferred stock warrant liability, and a $3.6 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, offset by a $770,000 increase in accounts receivable and a $2.0 million decrease in accounts payable and accrued expenses.
     We generated approximately $3.0 million of net cash from operating activities during the six months ended June 30, 2006. The significant components of cash flows from operations were net income of $1.5 million, $2.1 million in non-cash depreciation, amortization, and stock based compensation expenses, $209,000 in non-cash revaluation of our preferred stock warrant liability, a $635,000 increase in accounts payable and accrued expenses and a $424,000 decrease in accounts receivable, offset by a $1.9 million decrease in amounts collected from customers in advance of when we recognize revenues.
Investing Activities
     Our primary investing activities have consisted of purchases of computer network equipment to support our Internet user panel and maintenance of our database, furniture and equipment to support our operations, and payments related to the acquisition of several companies. As our customer base continues to expand, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, introduce new digital formats and increase our international presence.
     We used $6.3 million of net cash in investing activities during the six months ended June 30, 2007, a net $4.5 million of which was used to purchase short-term investments, and $1.6 million of which was used to purchase property and equipment.
     We used $3.3 million of net cash in investing activities during the six months ended June 30, 2006, a net $2.2 million of which was used to purchase short-term investments, $770,000 of which was used to purchase property and equipment, and $300,000 of which was used to pay contingent consideration associated with our acquisition of Q2.

     We expect to achieve greater economies of scale and operating leverage as we expand our customer base and utilize our Internet user panel and technical infrastructure more efficiently. While we anticipate that it will be necessary for us to continue to invest in our Internet user panel, technical infrastructure and technical personnel to support the combination of an increased customer base, new products, international expansion and new digital market intelligence formats, we believe that these investment requirements will be less than the revenue growth generated by these actions. This should result in a lower rate of growth in our capital expenditures to support our technical infrastructure. In any given period, the timing of our incremental capital expenditure requirements could impact our cost of revenues, both in absolute dollars and as a percentage of revenues.
Financing Activities
     In December 2006, we entered into an equipment lease agreement with Banc of America Leasing & Capital, LLC to finance the purchase of new hardware and other computer equipment as we continue to expand our technology infrastructure in support of our business growth. This agreement includes a $5 million line of credit available through December 31, 2007. Through June 30, 2007, we used this credit facility to establish an equipment lease for the amount of approximately $2.9 million. The base term for this lease is three years and includes a small charge in the event of prepayment.
     We used $369,000 of net cash in financing activities during the six months ended June 30, 2007. We used $1.0 million to make payments on our capital lease obligations partially offset by $640,000 in proceeds from the exercise of our common stock options.
     We used $569,000 of net cash in financing activities during the six months ended June 30, 2006. We used $784,000 to make payments on our capital lease obligations partially offset by $215,000 in proceeds from the exercise of our common stock options.
     We do not have any special purpose entities, and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. We finance the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. We currently have a line of credit for up to $5.0 million available to us until December 31, 2007. We have used $2.9 million of such line of credit to establish an equipment lease for the amount of approximately $2.9 million bearing interest at a rate of 7.75% per annum.
Future Capital Requirements
     We believe that our existing cash, cash equivalents, and short-term investments and operating cash flow, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months. In addition, we expect that the net proceeds from our IPO will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that funds from our IPO combined with existing cash, cash equivalents, short-term investments and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing.

     For the ninety-day period beginning July 28, 2007, the former shareholder of Q2 has the right to sell its 212,000 shares back to us for an aggregate price of $2.65 million, or $12.50 per share. For the ninety-day period beginning January 1, 2008, the former shareholders of SurveySite have the right to sell their 135,635 shares back to us for an aggregate price of approximately $1.8 million, or $13.35 per share.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of June 30, 2007, our cash reserves were maintained in money market investment accounts and fixed income securities totaling $15.5 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
Foreign Currency Risk
     A portion of our revenues is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk could become more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any pending legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse impact on our consolidated results of operations, cash flows or financial position.
Item 1a. Risk Factors
     An investment in our common stock involves a substantial risk of loss. You should carefully consider these risk factors, together with all of the other information included herewith, before you decide to purchase shares of our common stock. The occurrence of any of the following risks could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.
Risks Related to Our Business and Our Technologies
If we are not able to maintain a panel of sufficient size and scope, or if the costs of maintaining our panel materially increase, our business would be harmed.
     We believe that the quality, size and scope of our Internet user panel are critical to our business. There can be no assurance, however, that we will be able to maintain a panel of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected.

Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	the impact on our contract renewal rates, in particular for our subscription-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	adverse judgments or settlements in legal disputes;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customer base and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

     We believe that our quarterly revenues and results of operations on a year-over-year and sequential quarter-over-quarter basis may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of prior quarters as an indication of future performance.
The market for digital marketing intelligence is at an early stage of development, and if it does not develop, or develops more slowly than expected, our business will be harmed.
     The market for digital marketing intelligence products is at a relatively early stage of development, and it is uncertain whether these products will achieve high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products. Factors that may affect market acceptance include:
•	the reliability of digital marketing intelligence products;

•	public concern regarding privacy and data security;

•	decisions of our customers and potential customers to develop digital marketing intelligence capabilities internally rather than purchasing such products from third-party suppliers like us;

•	decisions by industry associations in the United States or in other countries that result in association-directed awards, on behalf of their members, of digital measurement contracts to one or a limited number of competitive vendors;

•	the ability to maintain high levels of customer satisfaction; and

•	the rate of growth in eCommerce, online advertising and digital media.
     The market for our products may not develop further, or may develop more slowly than we expect, either of which could adversely affect our business and operating results.
We have a limited operating history and may not be able to achieve financial or operational success.
     We were incorporated in 1999 and introduced our first syndicated Internet audience measurement product in 2000. Many of our other products were first introduced during the past few years. Accordingly, we are still in the early stages of development and have only a limited operating history upon which our business can be evaluated. You should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, some of which may be beyond our control, including:
•	our ability to successfully manage any growth we may achieve in the future;

•	the risks associated with operating a business in international markets, including China; and

•	our ability to successfully integrate acquired businesses, technologies or services.

We have a history of significant net losses, may incur significant net losses in the future and may not maintain profitability.
     We have incurred significant losses in recent periods, including net losses of $3.2 million and $4.4 million in 2004 and 2005, respectively. Although we achieved net income of $5.7 million in 2006 and $2.8 million for the six months ended June 30, 2007, we cannot assure you that we will continue to sustain or increase profitability in the future. As of June 30, 2007, we had an accumulated deficit of $97.4 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
Material defects or errors in our data collection and analysis systems could damage our reputation, result in significant costs to us and impair our ability to sell our products.
     Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may cause errors in our data collection and analysis systems. Any defect in our panelist data collection software, network systems, statistical projections or other methodologies could result in:
•	loss of customers;

•	damage to our brand;

•	lost or delayed market acceptance and sales of our products;

•	interruptions in the availability of our products;

•	the incurrence of substantial costs to correct any material defect or error;

•	sales credits, refunds or liability to our customers;

•	diversion of development resources; and

•	increased warranty and insurance costs.
     Any material defect or error in our data collection systems could adversely affect our reputation and operating results.
Our business may be harmed if we deliver, or are perceived to deliver, inaccurate information to our customers or to the media.

     If the information that we provide to our customers or the media is inaccurate, or perceived to be inaccurate, our brand may be harmed. The information that we collect or that is included in our databases and the statistical projections that we provide to our customers may contain inaccuracies. Any dissatisfaction by our customers or the media with our digital marketing intelligence, measurement or data collection and statistical projection methodologies could have an adverse effect on our ability to retain existing customers and attract new customers and could harm our brand. Additionally, we could be contractually required to pay damages, which could be substantial, to certain of our customers if the information we provide to them is found to be inaccurate. Any liability that we incur or any harm to our brand that we suffer because of actual or perceived irregularities or inaccuracies in the data we deliver to our customers could harm our business.
Our business may be harmed if we change our methodologies or the scope of information we collect.
     We have in the past and may in the future change our methodologies or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. For example, in 2002, we integrated our existing methodologies with those of Jupiter Media Metrix, which we had recently acquired. As part of this process, we discontinued reporting certain metrics. Some customers were dissatisfied and either terminated their subscriptions or failed to renew their subscriptions because of these changes. Future changes to our methodologies or the information we collect may cause similar customer dissatisfaction and result in loss of customers.
We may lose customers or be liable to certain customers if we provide poor service or if our products do not comply with our customer agreements.
     Errors in our systems resulting from the large amount of data that we collect, store and manage could cause the information that we collect to be incomplete or to contain inaccuracies that our customers regard as significant. The failure or inability of our systems, networks and processes to adequately handle the data in a high quality and consistent manner could result in the loss of customers. In addition, we may be liable to certain of our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or loss of goodwill to their business.
     Our insurance policies may not cover any claim against us for loss of data, inaccuracies in data or other indirect or consequential damages and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention. Adequate insurance coverage may not be available in the future on acceptable terms, or at all. Any such developments could adversely affect our business and results of operations.
The market for digital marketing intelligence is highly competitive, and if we cannot compete effectively, our revenues will decline and our business will be harmed.
     The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Hitwise Pty. Ltd and NetRatings, Inc.;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres plc;

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc., WebSideStory, Inc. and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Taylor Nelson Sofres plc and The Nielsen Company; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Telephia, Inc. (telecommunications).
     Some of our current competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development or development of systems and technologies than we can. In addition, some of our competitors may adopt more aggressive pricing policies. Furthermore, large software companies, Internet portals and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers.
     If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.
Concern over spyware and privacy, including any violations of privacy laws or perceived misuse of personal information, could cause public relations problems and could impair our ability to recruit panelists or maintain a panel of sufficient size and scope, which in turn could adversely affect our ability to provide our products.
     Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reaction related to our business practices. Public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, that new anti-spyware programs classify our software as spyware or as a potential spyware application, or that third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us, or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.

Any unauthorized disclosure or theft of private information we gather could harm our business.
     Unauthorized disclosure of personally identifiable information regarding Web site visitors, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personally identifiable information, or if a third party were to gain unauthorized access to the personally identifiable information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by panel members or pursuant to the agreements with our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies that maintain data on California residents to inform individuals of any security breaches that result in their personal information being stolen. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain panelists and have an adverse impact on our business.
We may encounter difficulties managing our growth, which could adversely affect our results of operations.
     We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown. We increased our total number of full time employees from 176 employees as of December 31, 2003 to 399 employees as of June 30, 2007, and we expect to continue to expand our workforce to meet our strategic objectives. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate our expected future growth. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and growth requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our growth, our business may be impaired.
If the Internet advertising and eCommerce markets develop slower than we expect, our business will suffer.
     Our future success will depend on continued growth in the use of the Internet as an advertising medium, a continued increase in eCommerce spending and the proliferation of the Internet as a platform for a wide variety of consumer activities. These markets are evolving rapidly, and it is not certain that their current growth trends will continue.

     The adoption of Internet advertising, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business. Advertisers may perceive Internet advertising to be less effective than traditional advertising for marketing their products. They may also be unwilling to pay premium rates for online advertising that is targeted at specific segments of users based on their demographic profile or Internet behavior. The online advertising and eCommerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including that which makes use of personalized information. Furthermore, online merchants may not be able to establish online commerce models that are cost effective and may not learn how to effectively compete with other Web sites or offline merchants. In addition, consumers may not continue to shift their spending on goods and services from offline outlets to the Internet. As a result, growth in the use of the Internet for eCommerce may not continue at a rapid rate, or the Internet may not be adopted as a medium of commerce by a broad base of customers or companies worldwide. Because of the foregoing factors, among others, the market for Internet advertising and eCommerce may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop slower than expected, our business will suffer.
Our growth depends upon our ability to retain existing large customers and add new large customers; however, to the extent we are successful in doing so, our ability to maintain profitability and positive cash flow may be impaired.
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007, we derived over 38%, 41%, 39% and 40%, respectively, of our total revenues from our top 10 customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
     We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007, we derived approximately 5%, 14%, 12% and 15%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
If we fail to develop our brand, our business may suffer.
     We believe that building and maintaining awareness of comScore and our portfolio of products in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and is an important element in attracting new customers. We rely on our relationships with the media and the exposure we receive from numerous citations of our data by media outlets to build brand awareness and credibility among our customers and the marketplace. Furthermore, we believe that brand recognition will become more important for us as competition in our market increases. Our brand’s success will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and valuable products to our customers at competitive prices. Our brand marketing activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in attempting to build our brand. If we fail to successfully market our brand, we may fail to attract new customers, retain existing customers or attract media coverage to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
     Increasing our customer base and achieving broader market acceptance of our products will depend to a significant extent on our ability to expand our sales and marketing operations. We expect to continue to rely on our direct sales force to obtain new customers. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our business will be seriously harmed if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenues.
We have limited experience with respect to our pricing model, and if the prices we charge for our products are unacceptable to our customers, our revenues and operating results will be harmed.
     We have limited experience in determining the prices for our products that our existing and potential customers will find acceptable. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the prices we have historically charged. As a result, it is possible that future competitive dynamics in our market may require us to reduce our prices, which could have an adverse effect on our revenues, profitability and operating results.
We derive a significant portion of our revenues from sales of our subscription-based digital marketing intelligence products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 70%, 75% and 78% of our revenues in 2005, 2006 and the six months ended June 30, 2007, respectively. However, if our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
     Our customers have no obligation to renew after the expiration of their initial subscription period, which is typically one year, and we cannot assure you that current subscriptions will be renewed at the same or higher price levels, if at all. Some of our customers have elected not to renew their subscription agreements with us in the past. If we experience a change of control, as defined in such agreements, some of our customers have the right to terminate their subscriptions. Moreover, some of our major customers have the right to cancel their subscription agreements without cause at any time. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict future customer renewal rates. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction or dissatisfaction with our products, the prices or functionality of our products, the prices or functionality of products offered by our competitors, mergers and acquisitions affecting our customer base or reductions in our customers’ spending levels.

If we are unable to sell additional products to our existing customers or attract new customers, our revenue growth will be adversely affected.
     To increase our revenues, we believe we must sell additional products to existing customers and regularly add new customers. If our existing and prospective customers do not perceive our products to be of sufficient value and quality, we may not be able to increase sales to existing customers and attract new customers, and our operating results will be adversely affected.
We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain data from these suppliers.
     We rely on third-party data sources for information regarding certain offline activities of our panelists. The availability and accuracy of these data is important to the continuation and development of our products that link online activity to offline purchases. If this information is not available to us at commercially reasonable terms, or is found to be inaccurate, it could harm our reputation, business and financial performance.
System failures or delays in the operation of our computer and communications systems may harm our business.
     Our success depends on the efficient and uninterrupted operation of our computer and communications systems and the third-party data centers we use. Our ability to collect and report accurate data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems, computer viruses, security breaches or variability in user traffic on customer Web sites. A failure of our network or data gathering procedures could impede the processing of data, cause the corruption or loss of data or prevent the timely delivery of our products.
     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be unable to obtain or provide data on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to collect or transmit data may decrease the value of our products and prevent us from providing the data requested by our customers. Any disruption in our network processing or loss of Internet user data may damage our reputation and result in the loss of customers, and our business and results of operations could be adversely affected.

We rely on a small number of third-party service providers to host and deliver our products, and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.
     We host our products and serve all of our customers from two third-party data center facilities located in Virginia and Illinois. While we operate our equipment inside these facilities, we do not control the operation of either of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreement for our data center facility located in Virginia expires on October 3, 2008, if not renewed, and our agreement for our data center facility located in Illinois expires on April 28, 2008, if not renewed. Although we are not substantially dependent on either data center facility because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
     Further, we depend on access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason, we could experience disruption in the delivery of our products or be required to retain the services of a replacement bandwidth provider. It may be difficult for us to replace any lost bandwidth on commercially reasonable terms, or at all, due to the large amount of bandwidth our operations require.
     Our operations also rely heavily on the availability of electrical power and cooling capacity, which are also supplied by third-party providers. If we or the third-party data center operators that we use to deliver our products were to experience a major power outage or if the cost of electrical power increases significantly, our operations and profitability would be harmed. If we or the third-party data centers that we use were to experience a major power outage, we would have to rely on back-up generators, which may not function properly, and their supply may be inadequate. Such a power outage could result in the disruption of our business. Additionally, if our current facilities fail to have sufficient cooling capacity or availability of electrical power, we would need to find alternative facilities.
     Any errors, defects, disruptions or other performance problems with our products caused by third parties could harm our reputation and may damage our business. Interruptions in the availability of our products may reduce our revenues due to increased turnaround time to complete projects, cause us to issue credits to customers, cause customers to terminate their subscription and project agreements or adversely affect our renewal rates. Our business would be harmed if our customers or potential customers believe our products are unreliable.

Because our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, our business will become increasingly susceptible to risks associated with international operations.
     We have very limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts we have begun to undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:
•	recruitment and maintenance of a sufficiently large and representative panel both globally and in certain countries;

•	different customer needs and buying behavior than we are accustomed to in the United States;

•	difficulties and expenses associated with tailoring our products to local markets, including their translation into foreign languages;

•	difficulties in staffing and managing international operations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	potentially adverse tax consequences, including the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	reduced or varied protection for intellectual property rights in some countries;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	fluctuations in currency exchange rates;

•	increased accounting and reporting burdens and complexities; and

•	political, social and economic instability abroad, terrorist attacks and security concerns.
     Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to maintain and increase the size of the Internet user panel that we currently have in various countries or that we will be able to recruit a representative sample for our audience measurement products. In addition, there can be no assurance that Internet usage and eCommerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the Internet. For example, the Chinese government has recently taken steps to restrict the content available to Internet users in China.
     The impact of any one or more of these risks could negatively affect or delay our plans to expand our international business and, consequently, our future operating results.

If we fail to respond to technological developments, our products may become obsolete or less competitive.
     Our future success will depend in part on our ability to modify or enhance our products to meet customer needs, to add functionality and to address technological advancements. For example, online publishers and advertisers have recently started to use Asynchronous JavaScript and XML, or AJAX, a development technique that allows Web applications to quickly make incremental updates without having to refresh the entire Web page. AJAX may make page views a less useful metric for measuring the usage and effectiveness of online media. If our products are not effective at addressing evolving customer needs that result from increased AJAX usage, our business may be harmed. Similarly, technological advances in the handheld device industry may lead to changes in our customers’ requirements. For example, if certain handheld devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt our software to collect information from such devices, then we would not be able to report on online activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop enhancements to, and new features for, our existing products or if we are unable to develop new products that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. While we have filed a number of patent applications and own one issued patent, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.
     We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, third parties might independently develop technologies that are competitive to ours or that infringe upon our intellectual property. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, both in the United States and in other countries. The protection of our intellectual property rights may depend on our legal actions against any infringers being successful. We cannot be sure any such actions will be successful.
An assertion from a third party that we are infringing its intellectual property, whether such assertions are valid or not, could subject us to costly and time-consuming litigation or expensive licenses.
     The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, domestically or internationally. As we grow and face increasing competition, the probability that one or more third parties will make intellectual property rights claims against us increases. In such cases, our technologies may be found to infringe on the intellectual property rights of others. Additionally, many of our subscription agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs if we have to defend such claims and may require that we pay damages and provide alternative services if there were an adverse ruling in any such claims. Intellectual property claims could harm our relationships with our customers, deter future customers from subscribing to our products or expose us to litigation. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend against intellectual property claims by the third party in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand, business and results of operations.

     One of our competitors has filed patent infringement lawsuits against others, demonstrating this party’s propensity for patent litigation. It is possible that this third party, or some other third party, may bring an action against us, and thus cause us to incur the substantial costs and risks of litigation. Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products to our customers and may require that we procure or develop substitute products that do not infringe on other parties’ rights.
     With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.
     Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures, including those of Utah and California, have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
     In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. State attorneys general, governmental and non-governmental entities and private persons may bring legal actions asserting that our methods of collecting, using and distributing Web site visitor information are illegal or improper, which could require us to spend significant time and resources defending these claims. For example, some companies that collect, use and distribute Web site visitor information have been the subject of governmental investigations and class-action lawsuits. Any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists and customers and harm our business.

     The impact of any of these current or future laws or regulations could make it more difficult or expensive to attract or maintain panelists, particularly in affected jurisdictions, and could adversely affect our business and results of operations.
Laws related to the regulation of the Internet could adversely affect our business.
     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for eCommerce has prompted calls for more stringent tax, consumer protection and privacy laws in the United States and abroad that may impose additional burdens on companies conducting business online. The adoption, modification or interpretation of laws or regulations relating to the Internet or our customers’ digital operations could negatively affect the businesses of our customers and reduce their demand for our products.
If we fail to respond to evolving industry standards, our products may become obsolete or less competitive.
     The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Ratings Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. On April 19, 2007, we received a letter from the IAB, citing discrepancies between our audience measurement data, those of our competitors and those provided by the server logs of IAB’s member organizations. In its letter, the IAB asked us to submit to an independent audit and accreditation process of our audience measurement systems and processes. On May 16, 2007, we attended a meeting hosted by the IAB in which we indicated a commitment to finalizing a timeline for a full audit and accreditation by the Media Ratings Council within 90 days of the meeting.
     Any standards adopted by the IAB or similar organizations may lead to costly changes to our procedures and methodologies. As a result, the cost of developing our digital marketing intelligence products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.
The success of our business depends on the continued growth of the Internet as a medium for commerce, content, advertising and communications.
     Expansion in the sales of our products depends on the continued acceptance of the Internet as a platform for commerce, content, advertising and communications. The use of the Internet as a medium for commerce, content, advertising and communications could be adversely impacted by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a medium for commerce, content commerce, content, advertising and communications has been harmed by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a medium for widespread commerce, content, advertising and communications, the demand for our products would be significantly reduced, which would harm our business.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
     Our success and future growth depends to a significant degree on the skills and continued services of our management team, including our founders, Magid M. Abraham, Ph.D. and Gian M. Fulgoni. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally, which will likely increase our recruiting and hiring costs. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
We may expand through investments in, or acquisitions of, other companies, any of which may not be successful and may divert our management’s attention.
     Our business strategy may include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other companies.
     Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
     An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:
•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	issue additional equity securities that would dilute the common stock held by existing stockholders;

•	incur large charges or substantial liabilities;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	use cash that we may need in the future to operate our business; and

•	incur debt on terms unfavorable to us or that we are unable to repay.

     The impact of any one or more of these factors could adversely affect our business or results of operations or cause the price of our common stock to decline substantially.
Changes in, or interpretations of, accounting rules and regulations, including recent rules and regulations regarding expensing of stock options, could result in unfavorable accounting charges or cause us to change our compensation policies.
     Accounting methods and policies, including policies governing revenue recognition, expenses and accounting for stock options are continually subject to review, interpretation, and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB, and the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this prospectus.
     On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We were required to adopt SFAS No. 123R on January 1, 2006, and have adopted it as of that date.
     As permitted by SFAS No. 123, we accounted for share-based payments to employees through December 31, 2005 using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method has had a significant impact on the presentation of our results of operations, although it has not impacted our overall financial position. The long-term impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation of the fair value of any such grants.
     Historically, we have used stock options as part of our compensation programs to motivate and retain existing employees and to attract new employees. Because we are now required to expense stock options, we may choose to reduce our reliance on stock options as part of our compensation packages. If we reduce our use of stock options, it may be more difficult for us to retain and attract qualified employees. If we do not reduce our use of stock options, our expenses in future periods may increase. Beginning in 2007, we issued restricted stock awards and restricted stock units, and we expect to reduce our use of stock options as a form of stock-based compensation, but we cannot be certain whether or how our stock-based compensation policy will change in the future.

Investors could lose confidence in our financial reports, and our business and stock price may be adversely affected, if our internal control over financial reporting is found by management or by our independent registered public accounting firm to not be adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report on our internal control over financial reporting in our Annual Report on Form 10-K for each year beginning with the year ending December 31, 2008. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of that and each subsequent fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and on their evaluation of the operating effectiveness of our internal control over financial reporting. We continue to evaluate our existing internal controls against the standards adopted by the Public Company Accounting Oversight Board, or PCAOB. During the course of our ongoing evaluation of our internal controls, we have in the past identified, and may in the future identify, areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we may implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner or to remedy any identified material weaknesses, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2008. If our internal control over financial reporting is found by management or by our independent registered public accountant to not be adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by The NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities and our stock price could be adversely affected.
     A determination that there is a significant deficiency or material weakness in the effectiveness of our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.
Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
     We have experienced “changes in control” that have triggered the limitations of Section 382 of the Internal Revenue Code on our net operating loss carryforwards. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes.
     At June 30, 2007 and December 31, 2006, we had both federal and state net operating loss carryforwards of approximately $76.4 million and $81.2 million, respectively, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2010.

     In addition, at June 30, 2007 and December 31, 2006, we had net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $484,000 and $703,000, respectively, which begin to expire in 2010.
     In the six months ended June 30, 2007 and the year ended December 31, 2006, deferred tax assets, before valuation allowance, decreased approximately $1.5 million and $2.4 million, respectively, due to our use of net operating loss carryforwards to offset taxable income.
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against deferred tax assets should be applied as of June 30, 2007 and December 31, 2006. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.
We may require additional capital to support business growth, and this capital may not be available on acceptable terms or at all.
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common stock.
Risks Related to Ownership of our Common Stock
We cannot assure you that a market will develop or exist for our common stock or what the market price of our common stock will be.
     Prior to our initial public offering that completed on July 2, 2007, there was no public trading market for our common stock, and we cannot assure you that one will develop or be sustained. If a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.

     The price of our common stock in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. It is possible that, in future quarters, our operating results may be below the expectations of securities analysts or investors. As a result of these and other factors, the price of our common stock may decline, possibly materially. These fluctuations could cause you to lose all or part of your investment in our common stock. The public trading price for our common stock after this offering will be affected by a number of factors, including:
•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of technology companies and of companies in our industry;

•	actual or anticipated changes or fluctuations in our operating results;

•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;

•	the failure of securities analysts to cover our common stock after this offering or changes in financial estimates by analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;

•	actual or perceived inaccuracies in information we provide to our customers or the media;

•	litigation involving us, our industry or both;

•	regulatory developments;

•	privacy and security concerns, including public perception of our practices as an invasion of privacy;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our network and systems;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; or

•	departures of key personnel.
     In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies.

     In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Future sales of shares by existing stockholders could cause our stock price to decline.
     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up that most of our stockholders entered into at the time of our initial public offering lapses, the trading price of our common stock could decline.
Insiders will continue to have substantial control over us after this offering, which could limit your ability to influence the outcome of key transactions, including a change of control.
     Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 66% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting a public company, which could adversely affect our operating results.
     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, requires certain corporate governance practices for public companies. Our management and other personnel will need to devote a substantial amount of time to public reporting requirements and corporate governance. We expect these rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will also incur additional costs associated with our public company reporting requirements. We are unable to currently estimate these costs with any degree of certainty. If these costs are not offset by increased revenues and improved financial performance, our operating results would be adversely affected. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

Provisions in our certificate of incorporation and bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.
     Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
     Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2007
     Between April 1, 2007 and June 30, 2007, we awarded restricted stock for an aggregate of 44,900 shares of our common stock to employees.
     Between April 1, 2007 and June 30, 2007, we issued and sold an aggregate of 178,168 shares of our common stock to employees, consultants, directors and other service providers for aggregate consideration of approximately $400,000 under exercises of options previously granted under our stock plans.
     In May 2007, we issued and sold an aggregate of 20,000 shares of our common stock to Mr. William Henderson, one of our directors and an accredited investor for aggregate consideration of approximately $100,000 upon the exercise of warrant previously granted to Mr. Henderson in June 2001.
     None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act by virtue of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services. Appropriate legends have been affixed to the securities issued in these transactions. We believe that each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us. When we have relied on Regulation D promulgated under the Securities Act, the purchasers of the unregistered securities have been accredited investors.
(b) Use of Proceeds from Sale of Registered Equity Securities
     On June 26, 2007, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-131740 and 333-144071) were declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 6,095,000 shares of our common stock, of which we sold 5,000,000 shares and certain selling stockholders sold 1,095,000 shares, including the underwriters’ over-allotment, at a price to the public of $16.50 per share. The offering closed on July 2, 2007, and, as a result, we received net proceeds of approximately $73.7 million (after underwriters’ discounts and commissions of approximately $5.8 million and additional offering-related costs of approximately $3.0 million), and the selling stockholders received net proceeds of approximately $16.8 million (after underwriters’ discounts and commissions of approximately $1.3 million). The managing underwriter of the offering was Credit Suisse Securities (USA) LLC.
     No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders. We did not receive the proceeds until the closing on July 2, 2007, which occurred after the end of the period covered by this Quarterly Report on Form 10-Q. Accordingly, we had not used any of the proceeds of the offering as of June 30, 2007.

     The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. Except as discussed below, we currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. We expect to use approximately $4 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We currently have no agreements or commitments with respect to acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.
     Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on June 28, 2007.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On June 21, 2007, our stockholders approved the following matters in connection with our IPO: (1) the amendment and restatement of our certificate of incorporation that was to become (and later became) effective prior to the closing of our IPO (such amendment also included a 1-for-5 reverse stock split of our outstanding capital stock), (2) the amendment and restatement of our certificate of incorporation to establish our current authorized capital stock and remove all references to various series of preferred stock outstanding prior to our IPO from the certificate of incorporation upon conversion of such shares into shares of common stock in connection with our IPO, (3) the ratification of the amendment and restatement of our bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, (4) the ratification and adoption of our form of indemnification agreement to be entered into with our directors, officers and certain key employees, and (5) the approval of our compensation policies for our non-employee directors. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Stockholders holding an aggregate of 17,991,263 shares of our capital stock (on an as-converted to common stock basis following the 1-for-5 reverse stock split) voted by written consent in favor of all of these matters, such votes being a sufficient percentage of our capital stock as of the applicable record date necessary to approve such measures.
Item 5. Other Information
     None

Item 6. Exhibits
     The exhibits listed on the Exhibit Index attached hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.
/s/ Magid M. Abraham
Magid M. Abraham, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007

comScore, Inc.
/s/ John M. Green
John M. Green
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2007

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
10.1(2)	1999 Stock Plan (Exhibit 4.2)
10.2(2)	2007 Equity Incentive Plan (Exhibit 4.3)
10.3(1)	Letter Agreement by and between comScore, Inc. and 11465 SH I, LC, dated June 4, 2007 (Exhibit 10.19)
10.4(1)	Amendment, Waiver and Termination Agreement by and among comScore, Inc. and certain holders of preferred stock, dated June 8, 2007 (Exhibit 10.20)
10.5(1)	Letter Agreement by and between comScore, Inc. and Citadel Equity Fund Ltd. dated May 25, 2007 (Exhibit 10.21)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 12, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.