Form 10-Q
period 2007-09-30
COMSCORE, INC.
filed 2007-11-13
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2007, there were 27,914,541 shares of the registrant’s common stock outstanding.

comScore, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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
     We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended. Investors and potential investors should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share and per
	share data)
Assets
Current assets:
Cash and cash equivalents	$72,618	$5,032
Short-term investments	27,584	11,000
Accounts receivable, net of allowances of $194 and $188, respectively	19,460	14,123
Prepaid expenses and other current assets	1,517	1,068
Restricted cash	537	270

Total current assets	121,716	31,493
Property and equipment, net	6,927	6,980
Other non-current assets	205	1,267
Intangible assets, net	186	983
Goodwill	1,364	1,364

Total assets	$130,398	$42,087

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$919	$1,353
Accrued expenses	7,279	6,020
Deferred revenues	29,085	22,776
Capital lease obligations	882	1,726
Preferred stock warrant liabilities	—	1,005

Total current liabilities	38,165	32,880
Capital lease obligations, long-term	1,209	2,261
Deferred tax liability	19	77
Other liabilities	258	374

Total liabilities	39,651	35,592

Commitments and contingencies
Redeemable preferred stock:
Series A preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2007; 9,187,500 shares authorized, 1,837,503 shares issued and outstanding as of December 31, 2006. Liquidation preference of $7,715 at December 31, 2006	—	8,154
Series B preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2007; 3,535,486 shares authorized, 695,865 shares issued and outstanding as of December 31, 2006. Liquidation preference of $14,315 at December 31, 2006	—	15,130
Series C preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2007; 13,355,052 shares authorized, 2,647,209 shares issued and outstanding as of December 31, 2006. Liquidation preference of $25,220 at December 31, 2006	—	26,633
Series C-1 preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2007; 357,144 shares authorized, 71,430 shares issued and outstanding as of December 31, 2006. Liquidation preference of $420 at December 31, 2006	—	443
Series D preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2007; 22,238,042 shares authorized, 4,312,813 shares issued and outstanding as of December 31, 2006. Liquidation preference of $40,723 at December 31, 2006	—	34,682
Series E preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2007; 25,000,000 shares authorized, 4,801,116 shares issued and outstanding as of December 31, 2006. Liquidation preference of $19,565 at December 31, 2006	—	16,653
Common Stock subject to put; 347,635 shares issued and outstanding	4,450	4,357

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2007; no shares issued or outstanding at September 30, 2007; no shares authorized, issued or outstanding at December 31, 2006	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2007; 27,552,939 shares issued and outstanding at September 30, 2007; 130,000,000 shares authorized at December 31, 2006; 4,000,165 shares issued and outstanding at December 31, 2006	28	4
Additional paid-in capital	179,650	—
Accumulated other comprehensive income (loss)	204	(75)
Accumulated deficit	(93,585)	(99,486)

Total stockholders’ equity (deficit)	86,297	(99,557)

Total liabilities and stockholders’ equity (deficit)	$130,398	$42,087

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except share and per share data)
Revenues	$22,389	$16,165	$61,879	$48,056

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	5,942	4,977	17,330	15,330
Selling and marketing(1)	7,390	5,171	20,524	15,839
Research and development(1)	3,018	2,273	8,387	6,668
General and administrative(1)	3,059	1,897	7,994	5,991
Amortization of intangible assets resulting from acquisitions	211	333	797	1,037

Total expenses from operations	19,620	14,651	55,032	44,865

Income from operations	2,769	1,514	6,847	3,191
Interest income, net	1,180	84	1,421	118
(Loss) gain from foreign currency	(111)	3	(321)	(24)
Revaluation of preferred stock warrant liabilities	82	(6)	(1,195)	(215)

Income before income taxes	3,920	1,595	6,752	3,070
Provision for income taxes	(129)	—	(181)	—

Net income	3,791	1,595	6,571	3,070
Accretion of redeemable preferred stock	(21)	(812)	(1,829)	(2,331)

Net income attributable to common stockholders	$3,770	$783	$4,742	$739

Net income attributable to common stockholders per common share:
Basic	$0.13	$0.00	$0.29	$0.00
Diluted	$0.12	$0.00	$0.25	$0.00
Weighted-average number of shares used in per share calculation — common stock:
Basic	27,248,379	3,958,059	12,211,143	3,805,156
Diluted	29,545,321	3,958,059	14,326,891	3,805,156
Net income attributable to common stockholders per common share subject to put:
Basic	$0.19	$0.10	$0.55	$0.30
Diluted	$0.18	$0.10	$0.51	$0.30
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	347,635	347,635	347,635	347,635
Diluted	347,635	347,635	347,635	347,635

(1) Amortization of stock-based compensation is included in the line items above as follows:

Cost of revenues	$76	$4	$145	$6
Selling and marketing	298	23	509	55
Research and development	67	4	128	6
General and administrative	264	40	501	51
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities
Net income	$6,571	$3,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,770	2,105
Amortization of intangible assets resulting from acquisitions	797	1,037
Provisions for (recoveries of) bad debts	81	(64)
Stock-based compensation	1,283	118
Revaluation of preferred stock warrant liabilities	1,195	215
Amortization of deferred finance costs	7	19
Deferred tax benefit	(58)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,096)	106
Prepaid expenses and other current assets	(381)	(126)
Other non-current assets	218	199
Accounts payable, accrued expenses, and other liabilities	1,431	1,406
Deferred revenues	5,830	455

Net cash provided by operating activities	14,648	8,540
Investing activities
Payment of restricted cash	(268)	(7)
Purchase of short-term investments	(37,976)	(5,950)
Sale of short-term investments	21,400	1,500
Purchase of property and equipment	(2,702)	(1,385)
Payment of additional consideration for acquired businesses	—	(300)

Net cash used in investing activities	(19,546)	(6,142)
Financing activities
Proceeds from the exercise of common stock options	780	232
Proceeds from the issuance of common stock, net of offering costs	73,116	—
Principal payments on capital lease obligations	(1,896)	(917)

Net cash provided by (used in) financing activities	72,000	(685)
Effect of exchange rate changes on cash	484	72

Net increase in cash and cash equivalents	67,586	1,785
Cash and cash equivalents at beginning of period	5,032	5,124

Cash and cash equivalents at end of period	$72,618	$6,909

Supplemental cash flow disclosures
Interest paid	$256	$181
Accretion of preferred stock	$1,829	$2,331
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
     On July 2, 2007, the Company completed its initial public offering (“IPO”) of common stock in which the Company issued and sold 5,000,000 shares of its common stock at an issuance price of $16.50 per share. In addition, selling stockholders, including officers and directors of the Company or entities affiliated therewith, sold an aggregate of 1,095,000 shares of common stock, which amount included the exercise of the underwriters’ over-allotment option in the IPO. The Company raised a total of $82,500,000 in gross proceeds from the IPO, or approximately $73,116,000 in net proceeds after deducting underwriting discounts and commissions of $5,775,000 and offering costs of $3,609,000. The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 17,257,362 shares of common stock and all preferred stock warrants converted into common stock warrants.
     In connection with the IPO, the Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of its outstanding common stock and convertible preferred stock effective June 21, 2007. All share and per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.
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
     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus dated June 26, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter. All references to September 30, 2007 and 2006 or to the three and nine months ended September 30, 2007 and 2006 in the notes to the consolidated financial statements are unaudited.
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

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit, based on estimated future cash flows, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill required under SFAS 142 at the enterprise level. The Company completed its annual impairment analysis for 2006 and determined that there was no impairment of goodwill. There have been no indicators of impairment during the three and nine months ended September 30, 2007.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Non-compete agreements	3 to 4
Customer relationships	1 to 3
Acquired methodologies/technology	1 to 3
Trademarks and brands	2

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment of Long-Lived Assets
     Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the three and nine months ended September 30, 2007 and 2006. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.
Foreign Currency Translation
     The Company applies SFAS No. 52, Foreign Currency Translation, with respect to its international operations. The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income. The Company incurred a foreign currency transaction loss of $111,000 for the three months ended September 30, 2007 and a gain of $3,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, the Company incurred a foreign currency transaction loss of $321,000 and $24,000, respectively. These losses related to U.S. dollar denominated cash accounts and accounts receivable held by the Company’s foreign subsidiaries.
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

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Effective January 1, 2006, the Company adopted SFAS No. 123 ( R), Share-Based Payment (SFAS 123R), including the fair value recognition provisions, using the prospective method. Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled. Subsequent to the adoption of SFAS 123R, the Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $705,000 and $71,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.3 million and $118,000 for the nine months ended September 30, 2007 and 2006, respectively.
Comprehensive Income
     Comprehensive income includes net income as well as the effects of foreign currency translation adjustments reflected in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
Comprehensive income:
Net income	$3,791	$1,595	$6,571	$3,070
Other comprehensive income:
Foreign currency cumulative translation adjustment	168	(3)	271	71
Unrealized gain on marketable securities	8	—	8	—

Total comprehensive income	$3,967	$1,592	$6,850	$3,141

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

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In addition, the Company’s series of convertible redeemable preferred stock that was outstanding until their automatic conversion upon the completion of the Company’s initial public offering on July 2, 2007 were considered participating securities as they were entitled to an 8% noncumulative preferential dividend before any dividends could be paid to common stockholders. The Company included its participating preferred stock in the computation of earnings per share using the two-class method in accordance with EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06) for the periods during which such participating preferred stock remained outstanding.
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
     Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method. Diluted earnings per share does not assume the conversion of the Company’s convertible preferred stock using the if-converted method as the result is antidilutive for the period prior to conversion. No potentially dilutive securities are convertible or exercisable into shares of Common Stock Subject to Put.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
Stock options and restricted stock units	—	2,775,856	2,739	3,024,216
Convertible preferred stock warrants	—	113,129	—	113,129
Common stock warrants	2,000	62,057	2,000	132,069
Convertible preferred stock	—	17,257,362	11,504,908	17,257,362
     The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
Calculation of basic and diluted net income per share — two class method:

Net Income	$3,791	$1,595	$6,571	$3,070
Accretion of redeemable preferred stock	(21)	(812)	(1,829)	(2,331)
Accretion of common stock subject to put	(22)	(34)	(90)	(103)

Undistributed earnings	3,748	749	4,652	636
Allocation of undistributed earnings:
Common stock	3,626	—	3,626	—
Preferred stock	122	749	1,026	636

Total allocated earnings	3,748	749	4,652	636

Net income attributable to common stockholders per common share:
Basic	$0.13	$0.00	$0.29	$0.00
Diluted	$0.12	$0.00	$0.25	$0.00
Weighted-average number of shares used in per share calculation — common stock:
Basic	27,248,379	3,958,059	12,211,143	3,805,156
Diluted	29,545,321	3,958,059	14,326,891	3,805,156
Net income attributable to common stockholders per common share subject to put:
Basic	$0.19	$0.10	$0.55	$0.30
Diluted	$0.18	$0.10	$0.51	$0.30
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	347,635	347,635	347,635	347,635
Diluted	347,635	347,635	347,635	347,635

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
3. Investments in Marketable Securities
     Marketable securities, which are classified as available-for-sale, are summarized below as of September 30, 2007 and December 31, 2006 (in thousands):

				Classification on Balance
				Sheet
	Purchased/	Gross		Cash and
	Amortized	Unrealized	Aggregate	Cash	Short-Term
	Cost	Gains	Fair Value	Equivalents	Investments
	(Unaudited)
As of September 30, 2007:
Asset/mortgage-backed securities	$3,951	$8	$3,959	$—	$3,959
Auction rate securities	23,625	—	23,625	—	23,625
Money market funds	65,985	—	65,985	65,985	—

	$93,561	$8	$93,569	$65,985	$27,584

				Classification on Balance
				Sheet
	Purchased/	Gross		Cash and
	Amortized	Unrealized	Aggregate	Cash	Short-Term
	Cost	Gains	Fair Value	Equivalents	Investments
As of December 31, 2006:
Auction rate securities	$11,000	$—	$11,000	$—	$11,000
Money market funds	718	—	718	718	—

	$11,718	$—	$11,718	$718	$11,000

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Goodwill and Intangible Assets
     The carrying amounts of goodwill and intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Goodwill	$1,364	$1,364

Intangible assets consist of the following:
Trademarks and brands	$662	$662
Non-compete agreements	326	326
Customer relationships	3,467	3,467
Acquired methodologies/technology	688	688

Total intangible assets	5,143	5,143
Accumulated amortization	(4,957)	(4,160)

Intangible assets, net	$186	$983

     Amortization expense related to intangible assets was approximately $211,000 and $333,000 for the three months ended September 30, 2007 and 2006, respectively, and $797,000 and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.
     Future expected amortization of intangible assets as of December 31, 2006, is as follows:

(In thousands)
2007	$967
2008	16
5. Commitments and Contingencies
Leases
     In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more as of September 30, 2007 are as follows:

		Operating
	Capital Leases	Leases
	(Unaudited)
	(In thousands)
2007	$255	$636

2008	1,021	1,858

2009	1,022	1,443

2010	—	1,223

2011	—	1,243
Thereafter	—	4,468

Total minimum lease payments	2,298	$10,871

Less amount representing interest	(207)

Present value of net minimum lease payments	2,091
Less current portion	(882)

Capital lease obligations, long-term	$1,209

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During August 2007, the Company paid the $582,000 principal balance of certain capital lease obligations resulting in the termination of those lease agreements.
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
6. Income Taxes
     The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax ratee for each of its legal entities. During the three months and nine months ended September 30, 2007, the Company recorded income tax provisions of $129,000 and $181,000, respectively. The tax provisions for the three and nine months ended September 30, 2007 is comprised of an income tax expense of $148,000 and $239,000, respectively, reflecting our alternative minimum tax and is partly offset by decreases of $19,000 and $58,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets. The Company did not record a tax provision for the same periods in 2006.
     The Company adopted FIN 48 on January 1, 2007. As of January 1, 2007 and September 30, 2007, the Company does not have any material gross unrecognized tax benefit liabilities. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2002, although carryforward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
     As of September 30, 2007 and December 31, 2006, the Company had valuation allowances of $31.1 million and $33.7 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Such factors include the lack of a significant history of profits, recent increases in expense levels to support the Company’s growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize deferred tax assets. The Company will continue to evaluate its valuation allowance position on a regular basis. To the extent that the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset the Company’s future current tax provision. It is expected that any such reduction of the Company’s valuation allowance would have a material impact on its results from operations and financial condition.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
7. Convertible Preferred Stock
     Prior to the completion of the Company’s IPO on July 2, 2007, the Company’s certificate of incorporation provided for the issuance of 9,187,500 shares of Series A Preferred Stock (Series A), 3,535,486 shares of Series B Preferred Stock (Series B), 13,355,052 shares of Series C Preferred Stock (Series C), 357,144 shares of Series C-1 Preferred Stock (Series C-1), 22,238,042 shares of Series D Preferred Stock (Series D) and 25,000,000 shares of Series E Preferred Stock (Series E). In connection with the closing of the Company’s IPO on July 2, 2007, all shares of convertible preferred stock were converted into 17,257,362 shares of common stock.
     Prior to the conversion of the Company’s convertible preferred stock, all classes of preferred stock were redeemable by the holder on or after August 1, 2008. The carrying values of Series A, Series B, Series C and Series C-1 were in excess of their individual redemption values. The carrying value of Series D was below its individual redemption value. The differences between the carrying value of each series of preferred stock and its respective redemption value were being accreted as preferred stock dividends using the interest method over the period to the redemption date. Such accretion amounted to $21,000 and $812,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively.
8. Convertible Preferred Stock Warrants
     In prior years, the Company issued fully vested warrants to purchase 97,324 shares of convertible preferred stock in connection with a master lease and various equipment lease agreements. The exercise prices of the warrants range from $2.50 to $24.50 per share and the warrants expire 10 years from the date of issue.
     In accordance with FSP 150-5, the Company classified warrants to purchase shares of its convertible preferred stock as a liability and adjusted the warrants to fair value. The fair value of the convertible preferred stock warrants at December 31, 2006 was approximately $1.0 million. The fair value of warrants was estimated using the Black-Scholes option pricing model. The Company continued to adjust the liabilities for changes in fair value until the completion of the Company’s IPO, which closed on July 2, 2007, at which time the liabilities were reclassified to stockholders’ equity (deficit) (see Note 1).
     To reflect the change in fair value of the preferred stock warrants, the Company recorded a benefit of $82,000 for the three months ended September 30, 2007 and a charge of $6,000, for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006 the Company recorded charges of $1.2 million and $215,000, respectively
9. Common Stock Subject to Put
     In prior years, the Company issued 347,635 shares of Common Stock Subject to Put. The carrying value of the Common Stock Subject to the Put right is being accreted to the put obligation over the three year term using the effective interest rate method. For the three months ended September 30, 2007 and 2006 the Company accreted a total of $22,000 and $34,000, respectively and for the nine months ended September 30, 2007 and 2006 the Company accreted a total of $90,000 and $103,000, respectively.
10. Stockholders’ Deficit
1999 Stock Option Plan and 2007 Equity Incentive Plan

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prior to the effective date of the registration statement of the Company’s IPO, June 26, 2007, eligible employees and non-employees were granted options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The Company’s 1999 Stock Plan will continue to govern the terms and conditions of outstanding awards granted thereunder. The Plans provide for the issuance of a maximum of 5.4 million shares of common stock. The exercise price is determined by the Board of Directors, which is generally equal to fair value for incentive stock options and is determined on a per-grant basis for nonqualified options. The vesting period of options granted under the Plans is determined by the Board of Directors, generally ratably over a four-year period. The options expire 10 years from the date of the grant. As of September 30, 2007, 1,719,078 shares were available for grant under the 2007 Plan and no shares were available for grant under the 1999 Plan
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (1) the grant-date fair value of stock option awards granted or modified beginning January 1, 2006; and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic-value method as previously permitted under APB 25. Results for prior periods have not been restated.
     In connection with the adoption of SFAS 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The weighted-average expected option term for options granted is calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. The Company uses historical data to estimate the number of future stock option forfeitures.
     As of September 30, 2007, total unrecognized compensation expense related to non-vested stock options, restricted stock and restricted stock units granted prior to that date is estimated at $9.1 million, which the Company expects to recognize over a weighted average period of approximately 2.14 years. Total unrecognized compensation expense as of September 30, 2007 is estimated based on outstanding non-vested stock options, restricted stock and restricted stock units and may be increased or decreased in future periods for subsequent grants or forfeitures. During the three and nine months ended September 30, 2007, no stock options were granted The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2006 and a discussion of the Company’s assumptions.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Dividend yield	0.00%	0.00%
Expected volatility	60.98%	64.97%
Risk-free interest rate	4.61%	4.79%
Expected life of options (in years)	6.02	6.02
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
A summary of the Plans is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (in years)	thousands)
Options outstanding at December 31, 2006	2,723,940	$2.00

Options granted	—	—
Options exercised	469,875	$1.45		$5,303
Options forfeited	75,101	$3.65
Options expired	9,179	$3.91

Options outstanding at September 30, 2007	2,169,785	$2.04	6.83	$54,165

Options exercisable at September 30, 2007	1,470,593	$1.23	6.45	$37,899

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at September 30, 2007. The aggregate intrinsic value of stock option awards exercised was determined at the date of option exercise.
     During the nine months ended September 30, 2007, the Company awarded an aggregate of 767,098 shares of restricted common stock to certain of its employees. The weighted average estimated fair value for these shares is $13.40. The aggregate intrinsic value for all non-vested shares of restricted common stock outstanding at September 30, 2007 was $10.4 million. The Company has a right of repurchase on such shares that lapses at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee.
     During the nine months ended September 30, 2007, the Company awarded an aggregate of 71,711 units of restricted common stock units to certain of its employees. The estimated fair value for these units is $13.22. The aggregate intrinsic value for all non-vested restricted stock units outstanding at September 30, 2007 was $988,000. The Company has a right of repurchase on such units that lapses at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide service to the Company. In the event that an employee terminates their employment with the Company, any units that remain unvested shall be automatically reacquired by the Company.
Incentive Plan
     In connection with its Series E Preferred Stock financing in December 2003, the Company established a management incentive plan (the Incentive Plan) for certain officers, founders and key employees of the Company. Under the terms of the Incentive Plan, up to 10% of any liquidation proceeds from the consolidation, merger, or sale of the Company will be distributed to the plan participants. Of the potential payout to a plan participant, 75% is based on a pre-determined formula with the remaining 25% of the payout at the discretion of the administrators of the Incentive Plan. The potential payout is reduced by any amounts the participant would receive in the liquidation through stock option exercises or stock ownership. The Incentive Plan terminated upon the closing of our IPO on July 2, 2007 in connection with the automatic conversion of our outstanding convertible preferred stock.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock Warrants
     In prior years, the Company had granted an aggregate of 403,368 warrants to purchase common stock. The common stock warrants began to expire in February 2006 through to April 2015 with exercise prices ranging from $3.00 to $24.50. As of September 30, 2007, warrants to purchase 92,031 shares of common stock were outstanding.
Shares Reserved for Issuance
     At September 30, 2007, the Company has reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plan	1,719,078
Common stock available for outstanding options and restricted stock units	2,240,496
Common stock warrants	92,031

4,051,605

11. Related Party Transactions
     On August 1, 2003, the Company entered into a Licensing and Services Agreement with a counterparty that until November 27, 2006 was a stockholder of the Company. Pursuant to the terms of the Licensing and Services Agreement, the Company granted the counterparty a license to certain digital marketing intelligence data and products. During each of the three month periods ended September 30, 2007 and 2006, the Company recognized revenues of $925,000. During each of the nine month periods ended September 30, 2007 and 2006, the Company recognized revenues of $2.8 million. In relation to this counterparty, there were $3.0 million and $0 included in our accounts receivable balance as of September 30, 2007 and December 31, 2006, respectively. The $3.0 million receivable was paid in October 2007.
12. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2007 and 2006 is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
United States	$19,912	$14,626	$55,271	$44,080
Canada	1,189	791	3,152	2,238
United Kingdom/Other	1,288	748	3,456	1,738

Total Revenues	$22,389	$16,165	$61,879	$48,056

     The composition of the Company’s property, plant and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
United States	$6,532	$6,525
Canada	223	305
United Kingdom	172	150

Total	$6,927	$6,980

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
     Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of over two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering of 5,000,000 shares.
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. The total cost of the acquisition was approximately $3.3 million, consisting of cash and shares of our common stock. For the ninety-day period beginning July 28, 2007, the former shareholder of Q2 (or its transferees) had the right to sell 212,000 shares of our common stock back to us for an aggregate price of $2.65 million, or $12.50 per share. This right expired unused on October 26, 2007. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. The total cost of the acquisition was approximately $3.6 million, consisting of cash and shares of our common stock. For the ninety-day period beginning January 1, 2008, the former shareholders of SurveySite (or their transferees) have the right to sell 135,635 shares of our common stock back to us for an aggregate price of approximately $1.8 million, or $13.35 per share.

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
     As of September 30, 2007, we had 837 customers, compared to 334 as of January 31, 2003. We sell most of our products through our direct sales force.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenue increased to 75% of total revenues in 2006 and to 80% of total revenues during the three months ending September 30, 2007.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the fiscal year ended December 31, 2006, our international revenues were $5.7 million, an increase of $2.4 million over international revenues of $3.4 million for the fiscal year ended December 31, 2005. For the three and nine months ended September 30, 2007, our international revenues were $2.5 million and $6.6 million, respectively, an increase of $938,000 or 61% and $2.6 million or 66% over international revenues of $1.5 million and $4.0 million for the three and nine months ended September 30, 2006, respectively. International revenues comprised approximately 7% and 9% of our total revenues for the fiscal years ended December 31, 2005 and 2006, respectively, and 11% in both the three and nine months ended September 30, 2007.

     We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.
Subscription Revenues
     We generate a significant proportion of our subscription-based revenues from our Media Metrix product family. Products within the Media Metrix family include Media Metrix 2.0, Plan Metrix, World Metrix and Video Metrix. We launched Ad Metrix in the third quarter of 2007. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our Web site, have access to our database and can generate reports at anytime.
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
     In the second quarter of 2007, we launched Campaign Metrix, a suite of products that enables our customers to measure their return on investment from their investment in digital marketing campaigns and that we believe will help their revenue growth. Project revenues from Campaign Metrix will be generated when a customer accesses or downloads a report through our Web site. Pricing for our Campaign Metrix product is presently based on the scope of the information provided in the report generated by the customer.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in the Company’s prospectus dated June 26, 2007, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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
Long-lived assets
     Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Substantially all of our long lived assets are located in the United States. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and nine months ended September 30, 2007 and 2006.
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

     As of September 30, 2007 and December 31, 2006, we had valuation allowances of $31.1 million and $33.7 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Such factors include the lack of a significant history of profits, recent increases in expense levels to support our growth, the fact that the market in which we compete is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize deferred tax assets. We will continue to evaluate our valuation allowance position on a regular basis. Depending upon our actual results for the remainder of 2007, we may conclude that all or a portion of our valuation allowance should be reduced during the fourth quarter of 2007. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset our future current tax provision. It is expected that any such reduction of our valuation allowance would have a material impact on our results from operations and financial condition.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. As of the adoption date of FIN 48 on January 1, 2007 and September 30, 2007, we do not have any material gross unrecognized tax benefits. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2002, although carryforward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.
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

     At September 30, 2007, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $9.1 million, which is expected to be recognized over a weighted-average period of 2.14 years.
     We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R as options that were granted at the beginning of 2006 and beyond vest. Beginning in 2007, we made use of restricted stock awards and reduced our use of stock options as a form of stock-based compensation. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to the stock awards issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time.
Estimation of Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock
     On July 1, 2005, we adopted FASB Staff Position 150-5 (FSP 150-5). Our outstanding warrants to purchase shares of our redeemable convertible preferred stock are subject to the requirements in FSP 150-5, which require us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the contractual term of the warrant, risk free interest rates and expected dividends on and expected volatility of the price of the underlying redeemable convertible preferred stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, are highly judgmental and could differ materially in the future. Upon the closing of our IPO on July 2, 2007, these liabilities were reclassified to stockholders’ equity (deficit).
Seasonality
     Historically, a slightly higher percentage of our customers have renewed their subscription products with us toward the end of the fourth quarter.
Results of Operations
     The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	26.5	30.8	28.0	31.9
Selling and marketing	33.0	32.0	33.2	33.0
Research and development	13.5	14.1	13.6	13.9
General and administrative	13.7	11.7	12.9	12.5
Amortization	0.9	2.1	1.3	2.2

Total expenses from operations	87.6	90.7	89.0	93.5

Income from operations	12.4	9.3	11.0	6.5
Interest income, net	5.3	0.5	2.3	0.2
Loss from foreign currency	(0.5)	—	(0.5)	—

Revaluation of preferred stock warrant liabilities	0.4	—	(1.9)	(0.4)

Income before income taxes	17.6	9.8	10.9	6.3
Provision for income taxes	(0.6)	—	(0.3)	—

Net income	17.0	9.8	10.6	6.3
Accretion of redeemable preferred stock	—	(5.0)	(3.0)	(4.9)

Net income attributable to common stockholders	17.0%	4.8%	7.6%	1.4%

  Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)
Total revenues	$22,389	$16,165	$6,224	38.5%	$61,879	$48,056	$13,823	28.8%
     Total revenues increased by approximately $6.2 million and $13.8 million during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These increases were primarily due to increased sales to existing customers based in the U.S. totaling $17.3 million and $47.9 million in the three and nine months ended September 30, 2007, respectively, which was $4.8 million and $9.3 million, respectively, higher than in the same periods in 2006. In addition, revenues in the three and nine months ended September 30, 2007 from new U.S. customers were $2.6 million and $7.4 million, respectively, an increase of approximately $453,000 and $1.9 million, respectively, as compared to the three and nine months ended September 30, 2006. Revenues from customers outside of the U.S. totaled approximately $2.5 million and $6.6 million, respectively, or approximately 11% of total revenues, in both the three and nine months ended September 30, 2007, which was an increase of $938,000 and $2.6 million, respectively, as compared to the same periods in 2006. These increases were due primarily to our ongoing expansion efforts in Europe, plus continued growth in Canada.
     During the three and nine months ended September 30, 2007, our total customer base grew by a net increase of 61 and 131 customers, respectively, from 776 at June 30, 2007 and 706 at December 31, 2006 to 837 customers at September 30, 2007. There was continued revenue growth in both our subscription revenues, which increased by approximately $5.0 million from $12.9 million in the three months ended September 30, 2006 to $17.9 million in the three months ended September 30, 2007, and, to a lesser extent our project-based revenues, which increased by $1.3 million from $3.3 million in the three months ended September 30, 2006 to over $4.5 million in the three months ended September 30, 2007.
  Cost of Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)
Total cost of revenues	$5,942	$4,977	$965	19.4%	$17,330	$15,330	$2,000	13.0%
As a percentage of revenues	26.5%	30.8%			28.0%	31.9%
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
     Cost of revenues increased by approximately $965,000 and $2.0 million during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These increases were primarily due to increased salaries and benefits, stock compensation and related costs associated with supporting our consumer panel and data centers. During the three and nine months ended September 30, 2007 we experienced an increase of approximately $139,000 and $14,000, respectively, in panel recruiting costs as compared to the same periods in 2006. During the nine months ended September 30, 2007 our data center costs increased as a result of the relocation in June 2006 of our Illinois data center to a new service provider and increased utility costs at our Virginia data center. Cost of revenues declined as a percentage of revenues by 4.3 percentage points and 3.9 percentage points during the three and nine months ended September 30, 2007, respectively, over the same periods in 2006. These decreases were primarily due to the increases in revenues as described above and a moderation of the increases in costs to build and maintain our panel. In addition, the headcount and costs associated with our technology staff grew at a lower rate than our growth in revenues.

     We expect cost of revenues to increase in absolute dollar amounts as we seek to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure.
   Selling and Marketing Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)
Total selling and marketing expense	$7,390	$5,171	$2,219	42.9%	$20,524	$15,839	$4,685	29.6%
As a percentage of revenues	33.0%	32.0%			33.2%	33.0%
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
     Selling and marketing expenses increased by $2.2 million and $4.7 million during the three and nine months ending September 30, 2007, respectively, as compared to the same periods in 2006. These increases were primarily due to increased employee salaries and benefits, stock compensation and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets and an increase in commission costs associated with increased revenues. Our selling and marketing headcount totaled 195 employees as of September 30, 2007 an increase of 44 employees as compared to September 30, 2006. In addition, we experienced increases in consulting costs related to new products, recruiting and relocation fees associated with the hiring of additional personnel and in advertising costs.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.
     Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)
Total research and development expense	$3,018	$2,273	$745	32.8%	$8,387	$6,668	$1,719	25.8%
As a percentage of revenues	13.5%	14.1%			13.6%	13.9%
     Research and development expenses include new product development costs, consisting primarily of compensation and related costs for personnel associated with research and development activities, and allocated overhead, including rent and depreciation.
     Research and development expenses increased by $745,000 and $1.7 million during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These increases were primarily due to increased employee salary and benefits, stock compensation and related costs associated with the increase in headcount and our continued focus on developing new products, such as World Metrix, Video Metrix, Campaign Metrix, Ad Metrix and Segment Metrix and the launch of qSearch 2.0, which is a second generation monthly scorecard of the search market. Research and development costs decreased slightly as a percentage of revenues for the three and nine months ended September 30, 2007 as compared to the prior year period, primarily due to our growth in revenues outpacing our existing investments in research and development. We also experienced an increase in costs paid to outsourced service providers to support our development of new products.

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
  General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)
Total general and administrative expense	$3,059	$1,897	$1,162	61.3%	$7,994	$5,991	$2,003	33.4%
As a percentage of revenues	13.7%	11.7%			12.9%	12.5%
     General and administrative expenses consist primarily of salaries and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.
     General and administrative expenses increased by $1.2 million and $2.0 million in the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These increases were primarily due to increased costs associated with being a public company. Our professional fees and insurance costs increased by approximately $534,000 and $564,000 during the three and nine months ending September 30, 2007, respectively, as compared to 2006. We also experienced increases in employee salaries and benefits, stock compensation and related costs associated with expanding our finance department. General and administrative expenses also increased to a lesser extent due to our investment to support further revenue growth.
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
  Amortization Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(Unaudited)
	(In thousands)
Total amortization expense	$211	$333	$(122)	(36.6)%	$797	$1,037	$(240)	(23.1)%
As a percentage of revenues	0.9%	2.1%			1.3%	2.2%

     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense decreased by $122,000 and $240,000 during the three months and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 because certain intangible assets related to previous acquisitions were fully amortized during 2006 and 2007.
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
     Interest income, net was $1.2 million and $1.4 million for the three months and nine months ended September 30, 2007, respectively, an increase of $1.1 million and $1.3 million compared to the same periods in 2006. The change from 2006 to 2007 reflected the net effect of interest income that we earned on our cash balances offset by the interest expense associated with the capital leases that we had in place in each period. Our cash, cash equivalents and short-term investments increased to $100.2 million from $16.0 million, or $84.2 million during the nine months ended September 30, 2007 primarily due to the net proceeds from our IPO of $73.1 million. We also continued to reduce the outstanding balance on our outstanding capital lease obligations.
  (Loss) Gain from Foreign Currency
     Our gains and losses from foreign currency transactions arise from our Canadian and United Kingdom foreign subsidiaries that hold cash, receivables, deferred revenues and inter-company payables in currencies other than their functional currency. Primarily due to the strength of the Canadian dollar, during the three months and nine months ended September 30, 2007 we recorded a loss of $111,000 and $321,000, respectively; compared to a gain of $3,000 and a loss of $24,000 in the same periods in 2006. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.
   Provision for Income Taxes
     As of September 30, 2007, we had net operating loss carryforwards for federal income tax purposes in the amount of approximately $74.8 million, which begin to expire in 2020 for federal and begin to expire in 2010 for state income tax reporting purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. Approximately $13.3 million of our net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code based on changes in percentage of our ownership. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. During the three months and nine months ended September 30, 2007, we recorded an income tax provision of $129,000 and $181,000, respectively, as compared to no provision recorded in the same periods in 2006. For the three and nine months ended September 30, 2007, the tax provision is comprised of an income tax expense of $148,000 and $239,000, respectively, reflecting our alternative minimum tax and is partly offset by a decrease of $19,000 and $58,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets.
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
Liquidity and Capital Resources
     Prior to our initial public offering (IPO), which closed on July 2, 2007, we funded our operations and met our capital expenditure requirements primarily with venture capital and private equity funding. In five separate issuances of preferred stock, from Series A on September 27, 1999 to Series E on August 1, 2003, we raised over $88 million from a number of institutional investors. The proceeds from all of these issuances have been used for general business purposes, with the exception of the Series E Preferred Stock offering, which was partially used to extinguish a $1.5 million bank note. The conversion or our preferred stock occurred upon consummation of our IPO.
     During July 2007, we completed our IPO and issued 5 million shares of our common stock and received gross proceeds of $82.5 million. Net proceeds were $73.1 million after deducting underwriting discounts and commissions and offering costs. As of September 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $100.2 million.
     We anticipate using our existing sources of liquidity, including the net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international organizations, investments in our infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. We have invested the net proceeds of the IPO in short-term investments.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $14.6 million of net cash from operating activities during the nine months ended September 30, 2007. The significant components of cash flows from operations were net income of $6.6 million, $4.9 million in non-cash depreciation, amortization and stock based compensation expenses, $1.2 million in non-cash revaluation of our preferred stock warrant liability, and a $5.8 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base and a $1.4 million increase in accounts payable and accrued expenses, offset by a $5.1 million increase in accounts receivable.
     We generated approximately $8.5 million of net cash from operating activities during the nine months ended September 30, 2006. The significant components of cash flows from operations were net income of $3.1 million, $3.3 million in non-cash depreciation, amortization, and stock based compensation expenses, $215,000 in non-cash revaluation of our preferred stock warrant liability, a $1.4 million increase in accounts payable and accrued expenses a $455,000 increase in amounts collected from customers in advance of when we recognize revenues and a $106,000 decrease in accounts receivable.

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
     We used $19.5 million of net cash in investing activities during the nine months ended September 30, 2007, a net $16.6 million of which was used to purchase short-term investments, and $2.7 million of which was used to purchase property and equipment.
     We used $6.1 million of net cash in investing activities during the nine months ended September 30, 2006, a net $4.4 million of which was used to purchase short-term investments, $1.4 million of which was used to purchase property and equipment, and $300,000 of which was used to pay contingent consideration associated with our acquisition of Q2.
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
Financing Activities
     In December 2006, we entered into an equipment lease agreement with Banc of America Leasing & Capital, LLC to finance the purchase of new hardware and other computer equipment as we continue to expand our technology infrastructure in support of our business growth. This agreement includes a $5 million line of credit available through December 31, 2007. Through September 30, 2007, we used this credit facility to establish an equipment lease for the amount of approximately $2.9 million. The base term for this lease is three years and includes a small charge in the event of prepayment.
     We generated $72.0 million of cash during the nine months ended September 30, 2007. This cash resulted from $73.1 million in net proceeds, after deducting offering costs, from the issuance of common stock in our IPO and $780,000 in proceeds from the exercise of our common stock options. We used $1.9 million to make payments on our capital lease obligations.
     We used $685,000 of net cash from financing activities during the nine months ended September 30, 2006. We used $917,000 to make payments on our capital lease obligations partially offset by $232,000 in proceeds from the exercise of our common stock options.
     We do not have any special purpose entities, and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. We finance the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. We currently have a line of credit for up to $5.0 million available to us until December 31, 2007. We have used $2.9 million of such line of credit to establish an equipment lease bearing interest at a rate of 7.75% per annum.

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
     For the ninety-day period beginning July 28, 2007, the former shareholder of Q2 had the right to sell its 212,000 shares back to us for an aggregate price of $2.65 million, or $12.50 per share. The right expired unexercised on October 26, 2007. For the ninety-day period beginning January 1, 2008, the former shareholders of SurveySite have the right to sell their 135,635 shares back to us for an aggregate price of approximately $1.8 million, or $13.35 per share.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of September 30, 2007, our cash reserves were maintained in money market investment accounts and fixed income securities totaling $27.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During October 2007, we hired a Director of Corporate Compliance to help support the Sarbanes-Oxley 404 effort.

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
     We believe that the quality, size and scope of our Internet user panel are critical to our business. There can be no assurance, however, that we will be able to maintain a panel of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated any may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected.

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
     We have incurred significant losses in recent periods, including net losses of $3.2 million and $4.4 million in 2004 and 2005, respectively. Although we achieved net income of $5.7 million in 2006 and $6.6 million for the nine months ended September 30, 2007, we cannot assure you that we will continue to sustain or increase profitability in the future. As of September 30, 2007, we had an accumulated deficit of $93.6 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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
     The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:
•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Hitwise Pty. Ltd and NetRatings, Inc.;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres plc;

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc., Visual Sciences. and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Taylor Nelson Sofres plc and The Nielsen Company; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Telephia, Inc. (telecommunications).
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
     We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown. We increased our total number of full time employees from 176 employees as of December 31, 2003 to 439 employees as of September 30, 2007, and we expect to continue to expand our workforce to meet our strategic objectives. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate our expected future growth. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and growth requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our growth, our business may be impaired.
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
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007, we derived over 38%, 41%, 39% and 38%, respectively, of our total revenues from our top 10 customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
     We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007, we derived approximately 5%, 14%, 12% and 13%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 70%, 75% and 79% of our revenues in 2005, 2006 and the nine months ended September 30, 2007, respectively. However, if our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. While we have filed a number of patent applications and own two issued patents, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.
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
     The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Ratings Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. On April 19, 2007, we received a letter from the IAB, citing discrepancies between our audience measurement data, those of our competitors and those provided by the server logs of IAB’s member organizations. In its letter, the IAB asked us to submit to an independent audit and accreditation process of our audience measurement systems and processes In September 2007, we began a full audit to obtain accreditation by the Media Ratings Council.
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

We may expand through investments in, acquisitions of, or the development of new products with assistance from other companies, any of which may not be successful and may divert our management’s attention.
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

     At September 30, 2007 and December 31, 2006, we had both federal and state net operating loss carryforwards of approximately $74.8 million and $81.2 million, respectively, which are available to offset future taxable income. The federal net operating loss carryforwards will begin to expire in 2020. The state net operating loss carryforwards begin to expire in 2010.
     In addition, at September 30, 2007 and December 31, 2006, we had net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $592,000 and $703,000, respectively, which begin to expire in 2010.
     In the nine months ended September 30, 2007 and the year ended December 31, 2006, deferred tax assets, before valuation allowance, decreased approximately $2.6 million and $2.4 million, respectively, due to our use of net operating loss carryforwards to offset taxable income.
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against deferred tax assets should be applied as of September 30, 2007 and December 31, 2006. Depending on our actual results for the remainder of 2007, there may be sufficient positive evidence to support the conclusion that all or a portion of our valuation allowance should be reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.
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
Risks Related to the Securities Market Ownership of our Common Stock
We cannot assure you that a market will continue to develop or exist for our common stock or what the market price of our common stock will be.
     Prior to our initial public offering which was completed on July 2, 2007, there was no public trading market for our common stock, and we cannot assure you that one will continue to develop or be sustained. If a market does not continue to develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.

The trading price of our common stock may be subject to significant fluctuations and volatility and our new stockholders may be unable to resell their shares at a profit.
     The stock markets in general, and the markets for technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.
     The price of our common stock in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. It is possible that, in future quarters, our operating results may be below the expectations of analysts or investors. As a result of these and other factors, the price of our common stock may decline, possibly materially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
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

     In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.
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
     Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, together beneficially own a majority of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting a public company, which could adversely affect our operating results.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, requires certain corporate governance practices for public companies. Our management and other personnel devote a substantial amount of time to public reporting requirements and corporate governance. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also have incurred additional costs associated with our public company reporting requirements. If these costs do not continue to be offset by increased revenues and improved financial performance, our operating results would be adversely affected. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage if these costs continue to rise. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2007
     On July 30, 2007, we sold 33,073 shares of our common stock to the holders of four of our warrants pursuant to cashless exercises of such warrants.
     On September 11, 2007, we sold 15,130 shares of our common stock to the holder of two of our warrants pursuant to cashless exercises of such warrants.
     None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public. Appropriate legends have been affixed to the securities issued in these transactions. We believe that each of the recipients of securities in these transactions had adequate access, through business or other relationships, to information about us.
(b) Use of Proceeds from Sale of Registered Equity Securities
     On June 26, 2007, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-131740 and 333-144071) were declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 6,095,000 shares of our common stock, of which we sold 5,000,000 shares and certain selling stockholders sold 1,095,000 shares, including the underwriters’ over-allotment, at a price to the public of $16.50 per share. The offering closed on July 2, 2007, and, as a result, we received net proceeds of approximately $73.1 million (after underwriters’ discounts and commissions of approximately $5.8 million and additional offering-related costs of approximately $3.6 million), and the selling stockholders received net proceeds of approximately $16.8 million (after underwriters’ discounts and commissions of approximately $1.3 million). The managing underwriter of the offering was Credit Suisse Securities (USA) LLC.
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
None
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
/s/ John M. Green
John M. Green
Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1 (2)	2007 Equity Incentive Plan (Exhibit 4.3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 12, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.