Form 10-K
period 2007-12-31
COMSCORE, INC.
filed 2008-03-11
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-1158172

COMSCORE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	54-1955550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11465 Sunset Hills Road, Suite 200
Reston, Virginia 20190
(Address of Principal Executive Offices)

(703) 438-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $201,906,360.55 (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 7, 2008, there were 28,263,367 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2008 annual meeting of stockholders, anticipated to be filed with the SEC no later than 120 days following the registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2007

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of and safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. We attempt, whenever possible, to identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “estimates,” “believes,” “should,” “projects,” or “continue,” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A “Risk Factors” of this Annual Report on Form 10-K and elsewhere within this report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC. Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	BUSINESS

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

We deliver our digital marketing intelligence through our comScore Media Metrix product family and through our comScore Marketing Solutions products. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.

Industry Background

Growth of Digital Commerce, Content, Advertising and Communications

The Internet is a global digital medium for commerce, content, advertising and communications. According to IDC, the number of global Internet users is projected to grow from approximately 1.1 billion in 2006 to over 1.7 billion in 2010. As the online population continues to grow, the Internet is increasingly becoming a tool for research and commerce and for distributing and consuming media. According to IDC, the global business-to-consumer eCommerce market is projected to grow from $517 billion in 2006 to $1 trillion in 2010. According to Jupiter Research, 86% of online users in the United States research offline purchases using the Internet, making the Internet an important channel for both online and offline merchants. Consumers are also using the Internet to access an increasing amount of digital content across media formats including video, music, text and games. According to IDC, the domestic markets for online video and music consumption are projected to reach over $1.7 billion and over $3.3 billion, respectively, in 2010.

As consumers increasingly use the Internet to research and make purchases and to consume digital media, advertisers are shifting more of their marketing budgets to digital channels. According to the Interactive Advertising Bureau and PricewaterhouseCoopers, domestic online advertising spending, including search advertising, grew to $16.8 billion in 2006, an increase of 34% over 2005. Despite the size and growth of the digital marketing sector, the shift of traditional advertising spending to the Internet has yet to match the rate of consumption of online media. According to an October 2007 Forrester Research report titled “U.S. Interactive Marketing Forecast, 2007-2010,” interactive marketing represented only 8% of the total United States advertising spending in 2007 despite consumers spending 29% of their available media time online. As advertisers spend more of their marketing budgets to reach Internet users, we believe that digital marketing will continue to grow.

In addition to the growth in online commerce, content and marketing, a number of new digital technologies and devices are emerging that enable users to access content and communicate in new ways. Internet-enabled mobile phones allow users to access digital content such as games, music, video and news on their mobile devices through a wireless connection to the Internet. According to IDC, the worldwide number of shipments of converged mobile devices is projected to grow from 81.3 million in 2006 to 312.3 million in 2011, representing compounded annual growth of 31% over that period. Other digital communications technologies such as voice over Internet protocol (VoIP) utilize the Internet network infrastructure to enable efficient and cost-effective personal communications such as chat and VoIP-based telephony. According to Infonetics, the worldwide number of VoIP subscribers is projected to grow from 46.5 million in 2006 to 171.6 million in 2010. Delivery of digital television services over a network infrastructure using Internet Protocol, or IPTV, has a number of advantages over conventional television, including two-way communications, digital content and features, and interactivity. According to Infonetics, the worldwide number of IPTV subscribers is projected to grow from 9.2 million in 2006 to 65.1 million in 2010. We believe these and other new digital media and communications devices and services offer a similar opportunity as the Internet for us to measure and analyze user behavior.

Importance of Digital Marketing Intelligence

The interactive nature of digital media such as the Internet enables businesses to access a wealth of user information that was virtually unavailable through offline audience measurement and marketing intelligence techniques. Digital media provide businesses with the opportunity to measure detailed user activity, such as how users interact with Web page content; to assess how users respond to online marketing, such as which online ads users click on to pursue a transaction; and to analyze how audiences and user behavior compare across various Web sites. This type of detailed user data can be combined with demographic, attitudinal and transactional information to develop a deeper understanding of user behavior, attributes and preferences. Unlike offline media such as television and radio, which generally only allow for the passive measurement of relative audience size, digital media enable businesses to actively understand the link between digital content, advertising and user behavior.

We believe that the growth in the online and digital media markets for digital commerce, content, advertising and communications creates an unprecedented opportunity for businesses to acquire a deeper understanding of both their customers and their competitive market position. Businesses can use accurate, relevant and objective digital marketing intelligence to develop and validate key strategies and improve performance. For example, with a deep understanding of the size, demographic composition and other characteristics of its audience, an online content provider can better communicate the value of its audience to potential advertisers. With detailed metrics on the effectiveness of an online advertising campaign and how that campaign influences online and offline purchasing behavior, a business can refine its marketing initiatives. With insight into market share and customer behavior and preferences, a business can understand not only how its digital business is performing relative to its competitors but also the drivers behind such performance. Moreover, by using the appropriate digital marketing intelligence, businesses can refine their digital content, commerce, advertising and communications initiatives to enhance the effectiveness and return on investment of their marketing spending, enabling them to build more successful businesses.

Challenges in Providing Digital Marketing Intelligence

While the interactive and dynamic nature of digital markets creates the opportunity for businesses to gain deep insights into user behavior and competitive standing, there are a number of issues unique to the Internet that make it challenging for companies to provide digital marketing intelligence. Compared to offline media such as television or radio, the markets for digital media are significantly more fragmented, complex and dynamic. As of January 2007, we believe that there were approximately 13,600 global Web sites that each receive at least 500,000 unique visitors per month, as compared to only a few hundred channels typically available with standard digital cable or satellite television and broadcast or satellite radio. The complexities of online user activity and the breadth of digital content and advertising make providing digital marketing intelligence a technically challenging and highly data-intensive process.

Digital media continues to develop at a rapid pace and includes numerous formats such as textual content, streaming and downloadable video and music, instant messaging, VoIP telephony, online gaming and email. Digital advertising also includes multiple formats such as display, search, rich media and video. Detailed user activity such as viewing, clicking or downloading various components of a Web page across digital media or interacting with various advertising formats creates a substantial amount of data that must be captured on a continuous basis. The data must also be cleansed for quality, relevancy and privacy protection and be organized to enable companies to obtain relevant digital marketing intelligence. This capture of audience data can prove extremely challenging when it involves millions of Internet users with varying demographic characteristics accessing tens of thousands of Web sites across diverse geographies. In addition, the ongoing development of digital media programming languages and technologies contributes to the challenge of accurately measuring user activity. For example, online publishers and advertisers have recently started to use Asynchronous JavaScript and XML, or AJAX, a development technique that allows Web applications to quickly make incremental updates without having to refresh the entire Web page. Prior to AJAX, marketers relied heavily on page view statistics to plan and evaluate their online media spending programs. With AJAX, we believe marketers are beginning to question the definition of, and need for, page views, and are seeking alternative metrics for measuring the usage and effectiveness of online media. To maintain their relevance, audience and media measurement technologies must keep pace with the continued evolution and increasing complexity of digital media.

Need for Accuracy and Reliability.  Relevant digital marketing intelligence requires access to accurate and reliable global data that measure online user activity. Existing data collection methodologies, including those that rely on third party sources, surveys or panels, face significant challenges and limitations. Survey or panel methodologies must measure a sufficiently large and representative sample size of Internet users to accurately capture data that is statistically projectable to the broader Internet population. In addition, the international composition of Internet audiences requires a geographically dispersed sample to accurately capture global digital activity. Digital marketing intelligence that depends on third-party sources to obtain Internet audience usage data has the potential to be biased, may be constrained by the data that the third party is capable of capturing, and may be limited in its application. For example, a solution that relies on data supplied by an Internet service provider, or ISP, may show a bias toward the demographic composition or other characteristics of that ISP’s users. We believe that a meaningful digital media sourcing methodology must be based on data sourced from a large, representative global sample of online users that can be parsed, enhanced, mined and analyzed; must evolve rapidly and be flexible to adapt to changing technologies; and must be able to provide actionable digital marketing intelligence that can be used to improve business decision-making.

Need for Third-Party Objectivity.  We believe that the availability of objective third-party data that measure digital audience size, behavior, demographic and attitudinal characteristics represents a key factor in the continued growth of digital content, advertising and commerce. This is similar to offline media markets, such as television and radio, whose development was significantly enhanced by the introduction of third-party audience measurement ratings that provided a basis for the pricing of advertising in those media. As the buying and selling of online advertising continues to grow, we believe that companies on both sides of the advertising transaction will increasingly seek third-party marketing intelligence to assess the value and effectiveness of digital media. In addition, as advertisers work with Web site publishers to target online advertising campaigns to reach a specific demographic or behavioral user profile, the need for objective audience and user information, unbiased by either party to the transaction, will become increasingly important.

Need for Competitive Information.  In addition to the scope, complexity and rapid evolution of online digital media, the lack of data on competitors makes it difficult for companies to gain a comprehensive view of user behavior beyond their own digital businesses. While products and tools exist that enable companies to understand user activity on their own Web sites, these products are unable to provide a view of digital audience activity on other Web sites or offline. In order for publishers, marketers, merchants and service providers to benefit from accurate and comprehensive digital marketing intelligence they need to understand user activity on Web sites across the Internet and how online consumer behavior translates into offline actions.

The comScore Digital Marketing Intelligence Platform

We provide a leading digital marketing intelligence platform that enables our customers to devise and implement more effective digital business strategies. Our platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports digital activity from our global panel of more than two million Internet users. We offer our customers deep insights into consumer behavior on their own online properties and those of their competitors, including objective, detailed information on users’ demographic characteristics, attitudes, lifestyles and multi-channel buying activity. We also provide industry-specific metrics to our customers.

We deliver our digital marketing intelligence through our comScore Media Metrix product family and through our comScore Marketing Solutions products. Media Metrix provides intelligence on digital media usage, including a measurement of the size, behavior and characteristics of the audiences for individual Web sites and advertising networks within the global home, work and university Internet user populations as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from our user panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence customized for specific industries. Media Metrix and Marketing Solutions products are typically delivered electronically in the form of periodic reports, through customized analyses or are generally available online via a user interface on the comScore Web site.

Key attributes of our platform include:

•	Panel of global Internet users. Our ability to provide digital marketing intelligence is based on information continuously gathered from a broad cross-section of more than two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. Through our proprietary technology, we measure detailed Internet audience activity across the spectrum of digital content and marketing channels. Many comScore panelists also participate in online survey research that captures and integrates demographic, attitudinal, lifestyle and product preference information with Internet behavior data. The global nature of our Internet panel enables us to provide digital marketing intelligence for over 30 individual countries. Our global capability is valuable to companies based in international markets as well as to multi-national companies that want to better understand their global Internet audiences and the effectiveness of their global digital business initiatives.

•	Scalable technology infrastructure. We developed our databases and computational infrastructure to support the growth in online activity among our global Internet panel and the increasing complexity of digital content formats, advertising channels and communication applications. The design of our technology infrastructure is based on distributed processing and data capture environments that allow for the collection and organization of vast amounts of data on online activity, including usage of proprietary networks such as AOL, instant messaging and audio and video streaming. Our database infrastructure currently captures approximately 182 million Web pages and 4.5 billion URL records each week from our global Internet panel, resulting in over 28 terabytes of data collected by our platform each month. We believe that our efficient and scalable technology infrastructure allows us to operate and expand our data collection infrastructure on a cost-effective basis. In recognition of the scale of our data collection and warehousing technology, we have received multiple awards, including the 2001, 2003 and 2005 Winter Corporation Grand Prize for Database Size on a Windows NT Platform.

Benefits of our platform include:

•	Advanced digital marketing intelligence. We use our proprietary technology to compile vast amounts of data on Internet user activity and to organize the data into discrete, measurable elements that can be used to provide actionable insights to our customers. We believe that our digital marketing intelligence platform enables companies to gain a deeper understanding of their digital audiences, which allows them to better assess and improve their company and product-specific competitive position. Because our marketing intelligence is based on a large sample of global Internet users and can incorporate multi-channel transactional data, we are able to provide companies with an enhanced understanding of digital audience activity beyond their own Web sites and the ability to better assess the link between digital marketing and offline user activity. Digital content providers, marketers, advertising agencies, merchants and service providers can use the insights our platform provides to craft improved marketing campaigns and strategies and to measure the effectiveness and return on investment of their digital initiatives.

•	Objective third-party resource for digital marketing intelligence. We are an independent company that is not affiliated with the digital businesses we measure and analyze, allowing us to serve as an objective third-

party provider of digital marketing intelligence. Because businesses use our data to plan and evaluate the purchase and sale of online advertising and to measure the effectiveness of digital marketing, it is important that we provide unbiased data, marketing intelligence, reports and analyses. We deploy advanced statistical methodologies in building and maintaining the comScore global Internet user panel and utilize proven data capture, and computational practices in collecting, statistically projecting, aggregating and analyzing information regarding online user activity. We believe that our approach ensures that the insights we provide are as objective as possible and allows us to deliver products and services that are of value to our customers in their key business decision-making. We believe that the media industry views us as a highly recognized and credible resource for digital marketing intelligence. For example, between January 1, 2007 and December 31, 2007, our information on digital activity was cited more than 54,000 times by third-party media outlets, an average of approximately 145 citations per day. Our data are regularly cited by well-known media outlets such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. Moreover, many of the leading Wall Street investment banks also purchase and cite our data in their published research reports prepared by financial analysts that cover Internet businesses.

•	Vertical industry expertise. We have developed expertise across a variety of industries to provide digital marketing intelligence specifically tailored to the needs of our customers operating in specific industry sectors. We have dedicated personnel to address the automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors. We believe that companies across different industries have distinct information and marketing intelligence needs related to understanding their digital audiences and buyers, evaluating marketing initiatives and understanding company or product-specific competitive position. For example, a pharmaceutical company may want to understand how online research by consumers influences new prescriptions for a particular drug, while a financial services company may want to assess the effectiveness of its online advertising campaigns in signing up new consumers and how this compares to the efforts of its competitors. By working with companies in various industries over the course of multiple years, we have developed industry-specific applications of our data and our client service representatives have developed industry-specific knowledge and expertise that allow us to deliver relevant and meaningful marketing insight to our customers.

•	Ease of use and functionality. The comScore digital marketing intelligence platform is designed to be easy to use by our customers. Our Media Metrix products are available through the Internet using a standard browser. Media Metrix customers can also run customized reports and refine their analyses using an intuitive interface available on our Web site. Our Marketing Solutions products are available either through the Internet or by using standard software applications such as Microsoft Excel, Microsoft PowerPoint or SPSS analytical software. Our customers do not need to install additional hardware or complex software to access and use our products.

Strategy

Our objective is to be the leading provider of global digital marketing intelligence products. We plan to pursue our objective through internal initiatives and, potentially, through acquisitions and other investments. The principal elements of our strategy are to:

•	Deepen relationships with current customers. We intend to work closely with our customers to enable them to continuously enhance the value they obtain from our digital marketing intelligence platform. Many of our customers are Fortune 1000 companies that deploy multiple marketing initiatives, and we believe many of our customers would benefit from more extensive use of our product offerings to gain additional insights into their key digital initiatives. We will work to develop and expand our customer relationships to increase our customers’ use of our digital marketing intelligence platform.

•	Grow our customer base. As the digital media, commerce, marketing and communications sectors continue to grow, we believe the demand for digital marketing intelligence products will increase. To meet this increase in market demand, we intend to invest in sales, marketing and account management initiatives in an effort to expand our customer base. We intend to offer both general and industry-specific digital marketing products that deliver value to a wide range of potential customers in current and new industry verticals.

•	Expand our digital marketing intelligence platform. We expect to continue to increase our product offerings through our digital marketing intelligence platform. As digital markets become more complex, we believe that companies will require new information and insights to measure, understand and evaluate their digital business initiatives. We intend to develop new applications that leverage our digital marketing intelligence platform to be able to provide the most timely and relevant information to our customers. For example, in 2003 we were one of the first companies to offer data, analysis and reports on the fast-growing Internet search market.

•	Address emerging digital media. The extension of digital media and communications to include new formats such as VoIP, IP television, content for mobile phones and next generation gaming consoles creates new opportunities to measure and analyze emerging digital media. We intend to extend our digital marketing platform to capture, measure and analyze user activity in these emerging digital media and communications formats.

•	Extend technology leadership. We believe that the scalability and functionality of our database and computational infrastructure provide us with a competitive advantage in the digital media intelligence market. Accordingly, we intend to continue to invest in research and development to extend our technology leadership. We intend to continue to enhance our technology platform to improve scalability, performance and cost effectiveness and to expand our product offerings.

•	Build brand awareness through media exposure. Our digital media, commerce and marketing information is frequently cited by media outlets. In addition, we proactively provide them with data and insights that we believe may be relevant to their news reports and articles. We believe that media coverage increases awareness and credibility of the comScore and Media Metrix brands and supplements our marketing efforts. We intend to continue to work with media outlets, including news distributors, newspapers, magazines, television networks, radio stations and online publishers, to increase their use of comScore data in content that discusses digital sector activity.

•	Grow internationally. While we are currently in the early stages of providing customers with international services, we believe that a significant opportunity exists to provide our product offerings to multi-national and international companies. Approximately half of the existing comScore Internet user panel resides outside of the United States. In July 2006, we launched World Metrix, a product that measures global digital media usage. World Metrix is based on a sample of online users from countries that comprise approximately 95% of the global Internet population. We plan to expand our sales and marketing and account management presence outside the U.S. as we provide a broader array of digital marketing intelligence products that are tailored to local country markets as well as the global marketplace.

Our Product Offerings

We deliver our digital marketing intelligence through our comScore Media Metrix product family and through our comScore Marketing Solutions products.

comScore Media Metrix

Media Metrix provides its subscribers, consisting primarily of publishers, marketers, advertising agencies and advertising networks, with intelligence on digital media usage and a measurement of the size, behavior and characteristics of the audiences for Web sites and advertising networks among home, work and university Internet populations. Media Metrix also provides insights into the effectiveness of online advertising. Media Metrix data can be used to accurately identify and target key online audiences, evaluate the effectiveness of digital marketing and commerce initiatives, support the selling of online advertising by publishers, and to identify and exploit relative competitive standing. The vast majority of our Media Metrix subscribers access selected reports and analyses through the MyMetrix user interface on our Web site.

Our flagship product, Media Metrix 2.0, details the online activity and site visitation behavior of Internet users, including use of proprietary networks such as AOL, instant messaging, audio and video streaming, and other digital applications. Our customers subscribe to ongoing access to our digital marketing intelligence reports and analyses, including:

•	comprehensive reports detailing online behavior for home, work and university audiences;

•	demographic characteristics of visitors to Web sites and properties;

•	buying power metrics that profile Web site audiences based on their online buying behavior;

•	detailed measurement and reporting of online behavior for over 30 countries and over 100 U.S. local markets;

•	measurement of key ethnic segments, including the online Hispanic population; and

•	reach and frequency metrics for online advertising campaigns that show the percent of a target audience reached and the frequency of exposure to advertising messages.

In addition to our core offering, customers can subscribe to the following additional products in the Media Metrix product family:

Plan Metrix.  Plan Metrix is a product that combines the continuously and passively observed Internet behavior provided by Media Metrix with comprehensive attitude, lifestyle and product usage data collected through online surveys of our U.S. Internet user panel. Plan Metrix provides advertising agencies, advertisers and publishers with multiple views of Web site audiences including their online behavior, demographics, lifestyles, attitudes, technology product ownership, product purchases and offline media usage. These data are used in the design and evaluation of online marketing campaigns. For example, an online auto retailer could use Plan Metrix to help understand which Web sites a prospective automobile purchaser is most likely to visit prior to making a purchase decision.

World Metrix.  We provide insights into worldwide Internet activity through our World Metrix product, which delivers aggregate information about the behavior of online users on a global basis, for approximately 30 individual countries and for regional aggregations such as Latin America, Europe and Asia Pacific. For example, a content publisher can understand its market share of the global Internet audience using our World Metrix product.

Video Metrix.  Video Metrix provides insights into the viewing of streaming video by U.S. Internet users. The product measures a wide range of video players and formats, including Windows Media, Flash, RealMedia and QuickTime. Video Metrix offers site-level measurement and audience ratings by demographics and time-of-day to assist agencies, advertisers and publishers in designing and implementing media plans that include streaming video. For example, an advertiser that is seeking to maximize the exposure of its streaming video ads to its target audience could use Video Metrix to help understand on which sites and at what times of the day its target audience is viewing the most streaming video.

Ad Metrix.  Available through the Media Metrix client interface, Ad Metrix provides advertisers, agencies and publishers with a variety of online advertising metrics relating to impressions, or advertisements on a Web site that reach a target audience. Ad Metrix helps customers determine the impressions delivered by advertising campaigns across Web sites and online properties, including how many visitors are reached with advertisements and how often. In addition, Ad Metrix allows customers to determine the demographic profile of the advertising audience at a particular site, as well as how the volume of impressions changes over time on that site. The Ad Metrix data are consistent with offline media planning metrics such as GRPs, or gross rating points, which measure the percent of a target audience that is reached with an advertisement weighted by the number of exposures. For example, an advertiser might use Ad Metrix to plan the online portion of an advertising campaign for a sports product on sites that have previously successfully delivered advertising impressions to a target demographic audience. A publisher might use Ad Metrix data to measure its share of advertising impressions relative to competitive publishers. Ad Metrix was launched in the third quarter of 2007.

Some examples of Media Metrix digital marketing intelligence measurements and their customer uses are described in the following table.

Digital Marketing Intelligence Measurement	Examples of Customer Uses

Site Traffic & Usage Intensity	• rank Web sites based on online usage metrics such as unique visitors, page views or minutes of use
• drill-down to standard or customer-defined site subsets such as channels or sub-channels (such as Yahoo! Finance and Yahoo! Sports)
• analyze statistics over time such as trends in site visitors within demographic segments
• assess which Web site audiences are growing or declining, which sites are most attractive to particular demographic segments or which sites or digital applications have the highest level of usage
• identify the source of traffic to a particular Web site or channel within a site
Quantitative Consumer Information	• profile site users based on life-stage or offline behavior such as panelist-reported TV usage, car ownership, health conditions or offline purchases
• efficiently identify and target a particular user segment (e.g., people who say they are likely to buy a car in the next six months)
• quantify the audience overlap between different consumer segments or Web sites to identify the number of unique visitors reached
Online Buying Power	• quantify the propensity of a particular Web site’s audience to purchase certain categories of products (e.g., consumer electronics) online
Competitive Intelligence	• compare the standings of Web sites within particular content categories, such as finance or health information
• quantify audience size relative to competitors, including share of usage within a category and usage trends across competitors
• track major competitors, quantify their growth, and identify initiatives to promote growth and market share
Reach and Frequency	• identify and quantify the size of audiences reached by individual Web sites and determine how often they reach those audiences
• assist with the planning of online advertising campaigns that need to achieve specific reach or frequency objectives against a targeted audience across multiple Web sites
• design the most cost-effective media plans that can achieve campaign objectives for reach and frequency

comScore Marketing Solutions

comScore Marketing Solutions products use our global database, computational infrastructure and our staff of experienced analytical personnel to help customers design more effective marketing strategies that increase sales, reduce costs, deepen customer relationships and ultimately enhance a customer’s competitive position. We offer solutions tailored for specific industry verticals, including the automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors. Many of our Marketing Solutions products are delivered to subscribers on a recurring schedule such as monthly or quarterly. In some cases, we provide customized reports and analyses that combine our expertise with other proprietary information to address a specific customer need.

The core information products offered by comScore Marketing Solutions include:

Market Share Reports.  These reports track a company’s share of market as measured by industry-specific performance metrics. The metrics of choice vary by industry vertical, including as examples: share of online credit card spending for credit card issuers; share of online travel spending for travel companies; or share of subscribers for ISPs. In each case, market share reports provide an ongoing measurement of competitive performance and insight into the factors driving changes in market share.

Competitive Benchmark Reports.  These reports allow customers to compare themselves to competitors using various industry-specific metrics. For example, retailers may look at metrics such as the rate of conversion of site visitors to buyers, average order size or rate of repeat purchases among existing customers. Banks may focus on the percentage of bank customers using online bill payment services, or compare the effectiveness of customer acquisition programs as reflected by the percentage of leads they acquire that ultimately sign up for an online account. In each case, a customer may define and obtain best-of-category metrics and use them as a benchmark to monitor its business performance over time.

Loyalty and Retention Analysis.  These analyses provide an understanding of the extent to which consumers are also engaged with competitors, and identifies loyalty drivers to assist customers in capturing a higher share of the consumer’s wallet. For example, a travel company might quantify the potential business lost when consumers visit its site, do not complete a purchase but then visit a competing site to book a travel reservation. Retention or churn analyses quantify consumer losses to competitors and the key drivers of such losses. For example, a narrowband Internet service provider may track the rate of attrition among its customer base, identify which competitors are capturing those lost customers, and analyze the characteristics of the lost customers in order to gain insight into ways to improve retention.

Customer Satisfaction Reports.  These reports are based on panelist responses to survey questionnaires that ascertain the degree of satisfaction with various products or services offered to consumers. This information is often integrated with the online usage information that we collect from our panelists in order to identify which digital media usage activities affect customer satisfaction. For instance, a sports portal may use these reports to determine which features, such as participating in fantasy sports leagues or viewing streaming video clips, affect customer satisfaction and loyalty the most.

qSearch.  This product is a monthly scorecard of the search market that provides a comparison of search activity across portals and major search engines. It helps identify the reach of a search engine, the loyalty of its user base, the frequency of search queries, and the effectiveness of sponsored links displayed on search result pages in driving referrals to advertiser sites. qSearch is used by major search engines and advertising agencies in planning search campaigns. In August 2007 we released qSearch 2.0 with new features designed to improve its accuracy, consistency and comprehensiveness.

Campaign Metrix.  This product provides detailed information about specific online advertising campaigns. These reports, available through a Web-based interface, describe for each advertising image, or “creative” within an advertising campaign, the size and demographic composition of the audience exposed to that particular advertisement, the average number of impressions delivered and other details regarding ad formats and ad sizes used in the campaign. An advertiser, agency or publisher could use Campaign Metrix to gain insight into the effectiveness of an online advertising campaign by examining the number of unique users exposed to the campaign, the number of times on average that a unique user was exposed to the campaign and whether the campaign reached the targeted audience demographic. This product was launched in the second quarter of 2007.

Internet Advertising Effectiveness Studies.  These studies provide an understanding of the effectiveness of particular advertising campaigns by measuring the online and offline behavior of a “target group” of

comScore panelists, following their exposure to a particular advertisement, and comparing their behavior to that of a “control group” of comScore panelists who were not exposed to such advertisements. This type of a study allows a marketer to understand the impact of their advertising campaign and to estimate the return on their investment in online marketing.

Survey-Based Products.  These products leverage our ability to administer surveys to our panel members to obtain valuable information that can be seamlessly integrated with online behavioral data to provide our clients with additional insights into the drivers of consumer behavior.

Segment Metrix.  Segment Metrix is a product that enables media owners, agencies and advertisers to track, analyze and report Internet activity on their most important consumer groups. Segment Metrix provides the flexibility to integrate behavioral, geographic, demographic and proprietary, client-defined segments with our comScore panel. Agencies and advertisers can use Segment Metrix to gain better insights into how to reach important target customers and advertisers and can use the product to better integrate offline marketing segmentation schemes with our online panel to allow them to track, analyze and report online behavior on a segmented basis. Segment Metrix was launched in the third quarter of 2007.

comScore Marketer.  comScore Marketer is an interactive search intelligence service that enables search marketers and Web site operators to benchmark their performance versus that of their competitors and optimize their search marketing efforts. comScore Marketer helps enhance search strategy by delivering insight into paid and organic search results, including an analysis of searcher demographics and online behavior. For example, customers can use comScore Marketer to create more efficient and cost-effective search campaigns, identify better-performing search terms and analyze their competitors’ search marketing strategies.

Customers

As of December 31, 2007, we had 895 customers, including over 75 Fortune 500 customers. Our customers include:

•	fifteen of the top twenty online properties, based on total unique visitors, as ranked by our Media Metrix database for the month of December 2006, including Microsoft, Yahoo!, AOL and Google;

•	ten of the top twenty U.S. Internet service providers, based on the number of subscribers as of the third quarter of 2006, as ranked by ISP Planet;

•	ten of the top eleven investment banks, based on 2006 revenues, as ranked by Dealogic;

•	97 advertising and media buying agencies;

•	five of the top seven consumer banks, based on consolidated assets as of March 31, 2007, as ranked by the Federal Reserve System, National Information Center;

•	four of the top five cable companies, based on total subscribers in the first quarter of 2007, as reported by Leichtman Research Group;

•	seven of the top ten pharmaceutical companies, based on 2005 worldwide sales, as ranked by IMS Health; and

•	seven of the top eight credit card issuers, based on total credit cards outstanding in 2006, as ranked by the 2006 Nilson Report.

One of our customers, Microsoft Corporation, accounted for 13%, 12% and 14% of our revenues in the years ended December 31, 2007, 2006 and 2005, respectively.

Selling and Marketing

We sell the majority of our products through a direct sales force. Sales of the comScore Media Metrix product suite to new clients are managed by sales representatives assigned specifically to new business development. A separate group of account managers within our sales organization is assigned to manage, renew and increase sales to existing Media Metrix customers. The comScore Marketing Solutions sales organization is organized vertically by industry with account executives dedicated to selling into the automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors and other industries. Marketing Solutions account executives are tasked with both identifying and generating new business in specific verticals as well as servicing existing customers. Our sales and account representatives receive a base salary and are eligible for bonuses or commissions based on performance. We have established a sales force dedicated to selling comScore Marketer, which was launched in the fourth quarter of 2007.

Our marketing communications staff is primarily focused on leveraging the use of comScore data and insights by the media and maximizing the number of times that comScore is cited as a source of information. We believe that the use of our data by general and industry-specific media outlets increases recognition of the comScore brand name and serves to help validate the value of the analyses and products we provide. In order to accomplish this goal, we seek to maintain relationships with key news distributors, publications, TV networks, reporters and other media outlets. We believe that the media views us as a highly recognized and credible resource for digital marketing intelligence. For example, between January 1, 2007 and December 31, 2007, comScore data were cited more than 54,000 times by third-party media outlets, an average of over 145 citations per day. Moreover, we are regularly cited by well-known news distributors, publications and TV networks such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. We also target various industry conferences and tradeshows as part of our marketing efforts. These events are typically focused on a particular industry, allowing us to demonstrate to industry participants the value of our products to businesses in that industry.

Panel and Methodology

The foundation of our digital marketing intelligence platform is data collected from our comScore panel, which includes more than two million persons worldwide whose online behavior we have explicit permission to measure on a continuous, passive basis. We believe that our panel is one of the largest global panels of its kind, delivering a multi-faceted view of digital media usage and transactional activity as well as selected offline activity. By applying advanced statistical methodologies to our panel data, we project the behavior of the total online population.

We recruit our panel through a variety of online recruitment programs that have been tested and refined since our inception to ensure a diverse sample that sufficiently represents the broader global Internet population. In addition, in the United States we enlist a sub-sample of panelists through various offline recruiting methods. Participants in the comScore research panel receive a package of benefits that is designed to appeal to a broad variety of user categories. Examples of such benefits include, as of December 2007, free security applications such as encrypted file protection, encrypted network disk storage locations for user backups; free general purpose applications such as screensavers and games; sweepstakes; cash payments; and points that may be redeemed for prizes. Participants’ data and privacy are protected by defined privacy policies that safeguard personally-identifiable information. This combination of recruiting methods allows us to maintain a panel large enough to provide statistically representative samples in most demographic segments.

We continuously determine the size, demographics and other characteristics of the online population using enumeration surveys of tens of thousands of persons annually, whereby respondents are asked a variety of questions about their Internet use, as well as demographic and other descriptive questions about themselves and their households. The sample of participants in each enumeration survey is selected using a random recruiting methodology. The result is an up-to-date picture of the population to which the comScore sample is then projected. We use the results from the enumeration surveys to weight and statistically project the panel data to ensure that the projected data reflect the characteristics of the Internet population.

Privacy

We believe that a key factor differentiating our digital marketing intelligence is our ability to track and analyze online usage behavior using the data collected from our panel. Since the founding of our company, we have endeavored to undertake such data collection and analysis responsibly and only with consumer permission. Participation in our research panel is voluntary. Our policies require that participants consent to our privacy and data security practices before our software collects information on the user’s online activity. In addition, we provide panelists with multiple opportunities and methods to remove themselves from our panel. We limit the type of information that we collect by identifying and filtering certain personal information from the data collected. The collected data is secured using multiple layers of physical and digital security mechanisms. Moreover, we maintain a strict policy of not sharing comScore panelists’ personally identifiable information with our customers. We believe that these actions and policies are consistent with the AICPA/CICA WebTrust criteria for online privacy.

Technology and Infrastructure

We have developed a proprietary system for the measurement of the activity of our global online panel. This system is continuously refined and developed to address the changing digital media landscape and to meet new customer business needs. The system is comprised of hundreds of servers that operate using software built on Microsoft and other technologies. Our technology infrastructure is operated in two third-party Tier-1 co-location facilities (one in Virginia and the other in Illinois). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2007, our technology team (excluding employees devoted to research and development) was comprised of over 162 full-time employees (or full-time equivalents) working in four different geographic locations, who design, develop, maintain and operate our entire technology infrastructure. In addition, we have established a relationship with a third party firm for software development in an economically beneficial locale as a means to augment our technology efforts for discrete projects.

Our development efforts have spanned all aspects of our business. We have developed a data capture system that operates across our panelists’ computers in almost 200 countries and is used for the real-time capture of consumer Internet behavior. We have built a large scale, efficient and proprietary system for processing massive amounts of data. Typically our systems handle and process data in excess of 10 billion input records per month. Despite the scale of processing required, these data are generally available on a daily basis for our business use. We have also developed a highly efficient and scalable system for the extraction and tabulation of all online activities of our panelists. Likewise, we have created a highly scalable data warehousing environment that allows ready access and analysis of the data we collect. This system, based on Sybase IQ, was awarded the 2001, 2003 and 2005 Grand Prize for the largest Microsoft-based decision support warehouse by the Winter Corporation. In December 2006, we were recognized as a 2007 Technology Pioneer by the World Economic Forum. We believe our scalable and highly cost-effective systems and processing methods provide us with a significant competitive advantage.

Our customers access our digital marketing intelligence product offerings through a variety of methods including MyMetrix, our proprietary, Web-based analysis and reporting system, which for the full year ended December 31, 2007 was used by over 70,000 users to produce more than 3.4 million reports.

Research and Development

Our research and development efforts focus on the enhancement of our existing products and the development of new products to meet our customers’ digital marketing intelligence needs across a broad range of industries and applications. Because of the rapidly growing and evolving use of the Internet and other digital media for commerce, content, advertising and communications, these efforts are critical to satisfying our customers’ demand for relevant digital marketing intelligence. As of December 31, 2007, we had approximately 100 full-time employees (or full-time equivalents) working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” above). In addition, we involve management and operations personnel in our research and development efforts. In 2006 and 2005 we spent $9.0 million and $7.4 million, respectively, on research and development. During 2007, we spent $11.4 million on research and development.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions together with confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We seek patent protection on inventions that we consider important to the development of our business. We control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.

Our success depends in part on our ability to develop patentable products and obtain, maintain and enforce patent and trade secret protection for our products, including successfully defending these patents against any third-party challenges, both in the United States and in other countries. We may be able to protect our technologies from unauthorized use by third parties to the extent that we own or have licensed valid and enforceable patents or trade secrets that cover them. However, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

Currently, we own two U.S. patents. U.S. patent 7,181,412 was filed March 22, 2000 and covers, among other things, techniques for collecting consumer data. U.S. patent 7,260,837 was filed February 5, 2003 and covers various techniques, such as techniques for collecting data relating to a user’s usage of a computing device, techniques for identifying a user of a computing device, and techniques for monitoring the performance of a network server. Under current U.S. law, the statutory term for a patent is 20 years from its earliest effective filing date. Accordingly, U.S. patent 7,181,412 is expected to expire on March 22, 2020, and U.S. patent 7,260,837 is expected to expire on February 5, 2023. However, various circumstances, such as the provisions under U.S. patent law for patent term adjustment and patent term extension, may extend the duration of any of these patents. Similarly, various circumstances may shorten the duration of any of these patents, such as a change in U.S. law or a need or decision on our part to terminally disclaim a portion of the statutory term of any of these patents.

We also currently have eighteen U.S. and foreign patent applications pending, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, held unenforceable or circumvented, and the rights under such patents may not provide us with the expected benefits. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome in any such litigation could have a material adverse effect on our business and results of operations.

In addition to patent and trade secret protection, we also rely on several trademarks and service marks to protect our intellectual property assets. We are the owner of numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and in certain other countries to establish and protect our brand names as part of our intellectual property strategy. Some of our registered marks include comScore, Media Metrix and MyMetrix.

Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where we believe it is appropriate and prudent. Any pending or future pending patent applications owned by or licensed to us (in the United States or abroad) may not be allowed or may in the future be challenged, invalidated, held unenforceable or circumvented, and the rights under such patents may not provide us with competitive advantages. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

There is always the risk that third parties may claim that we are infringing upon their intellectual property rights and, if successful in proving such claims, we could be prevented from selling our products.

For additional, important information related to our intellectual property, please review the information set forth in Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors — Risks Related to Our Business and Our Technologies.”

Competition

The market for digital marketing intelligence is highly competitive and evolving rapidly. We compete primarily with providers of digital marketing intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with survey providers, as well as with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Hitwise Pty. Ltd, Quantcast and Nielsen/NetRatings;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., DoubleClick Inc., ValueClick Inc., and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres plc;

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc., Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Taylor Nelson Sofres plc and The Nielsen Company; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Telephia (telecommunications).

Some of our current competitors have longer operating histories, relationships with more customers and substantially greater resources than we do. As a result, these competitors may be able to devote more resources to marketing and promotional campaigns, panel retention and development techniques or technology and systems development than we can. In addition, some of our competitors may be able to adopt more aggressive pricing policies. Furthermore, large software companies, Internet portals and database management companies may enter the market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers.

We believe the principal competitive factors in our markets include the following:

•	the ability to provide actual and perceived high-quality, accurate and reliable data regarding Internet and other digital media audience behavior and activity in a timely manner, including the ability to maintain a large and statistically representative sample panel;

•	the ability to adapt product offerings to emerging digital media technologies and standards;

•	the breadth and depth of products and their flexibility and ease of use;

•	the availability of data across various industry verticals and geographic areas and expertise across these verticals and in these geographic areas;

•	the ability to offer survey-based information combined with digital media usage, eCommerce data and other online information collected from panelists;

•	the ability to offer high-quality analytical services based on Internet and other digital media audience measurement information;

•	the ability to offer products that meet the changing needs of customers and provide high-quality service; and

•	the prices that are charged for products based on the perceived value delivered.

We believe that we compete favorably with our competitors on the basis of these factors. However, if we are unable to compete successfully against our current and future competitors, we may not be able to acquire and retain customers, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.

Government Regulation

Although we do not believe that significant existing laws or government regulations adversely impact us, our business could be affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions by domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. State attorneys general, governmental and nongovernmental entities and private persons may bring legal actions asserting that our methods of collecting, using and distributing Web site visitor information are illegal or improper, which could require us to spend significant time and resources defending these claims. For example, some companies that collect, use and distribute Web site visitor information have been the subject of governmental investigations and class-action lawsuits. Any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists and customers and harm our business. The impact of any of these current or future laws or regulations could make it more difficult or expensive to attract or maintain panelists, particularly in affected jurisdictions, and could adversely affect our business and results of operations.

Additionally, laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for eCommerce has prompted calls for more stringent tax, consumer protection and privacy laws in the United States and abroad that may impose additional burdens on companies conducting business online. The adoption, modification or interpretation of laws or regulations relating to the Internet or our customers’ digital operations could negatively affect the businesses of our customers and reduce their demand for our products. For additional, important information related to government regulation of our business, please review the information set forth in “Risk Factors — Risks Related to Our Business and Our Technologies.”

Executive Officers of the Registrant

Magid M. Abraham, Ph.D., one of our co-founders, has served as President, Chief Executive Officer and Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Since May 2006, Dr. Abraham has also been a member of the board of directors of ES3, LLC, a storage and logistics services company. Dr. Abraham received the Paul Green Award in 1996 and the William F. O’Dell Award in 2000 from the American Marketing Association for a 1995 article that he co-authored in the Journal of Marketing Research. He received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France.

Gian M. Fulgoni, one of our co-founders, has served as Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni also serves on the board of directors of INXPO, LLC, an Illinois-based provider of virtual events, since July 2005. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. Mr. Fulgoni has twice been named an Illinois Entrepreneur of the Year. In 1992, he received the Wall Street Transcript Award for outstanding contributions as Chief Executive Officer of Information Resources, Inc. in enhancing the overall value of that company to the benefit of its shareholders. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.

John M. Green has served as Chief Financial Officer since May 2006. Prior to joining comScore, Mr. Green served as the Chief Financial Officer and U.S. Services Business Leader for BioReliance, a subsidiary of Invitrogen Corporation, from 2004 to March 2006. Prior to joining BioReliance, Mr. Green served as the General Manager, Business Integrations at Invitrogen from September 2003 to April 2004. From March 2001 through August 2003, Mr. Green served as the Chief Financial Officer for InforMax, and as its Chief Operating Officer from October 2001 until the sale of InforMax and integration into Invitrogen in August 2003. Prior to 2001, Mr. Green held several financial and operating management roles, including serving as Executive Vice President of Operations at HMSHost Corporation, Senior Vice President of Finance and Corporate Controller at Marriott International Incorporated and Director of Business Planning and Director of Finance, Central Europe, at PepsiCo, Inc. Mr. Green received an M.Sc. in Economics from The London School of Economics and a B.A. in Political Science/International Relations from Tufts University.

Gregory T. Dale has served as Chief Technology Officer since October 2000. Prior to that, he served as Vice President, Product Management starting in September 1999. Prior to joining us, he served as Vice President of Client Service at Paragren Technologies, Inc., a company that specialized in enterprise relationship marketing. He holds a B.S. in Industrial Management from Purdue University.

Christiana L. Lin has served as General Counsel and Chief Privacy Officer since January 2006. Prior to that, she served as our Corporate Counsel and Chief Privacy Officer starting in March 2003. Prior to that, she served as our Deputy General Counsel starting in February 2001. Ms. Lin holds a J.D. from the Georgetown University Law Center and a B.A. in Political Science from Yale University.

Employees

As of December 31, 2007, we had 452 employees. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Geographic Areas

Our primary geographic markets are the United States, Canada, the United Kingdom and Japan. For information with respect to our geographic markets, see Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Available Information

We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.comscore.com and such reports are filed under “SEC Filings” on the Investor Relations portion of our website. Further, a copy of this annual report as well as our other periodic and current reports may be obtained from the SEC, located at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a substantial risk of loss. You should carefully consider these risk factors, together with all of the information included herewith, before you decide to purchase shares of our common stock. The occurrence of any of the following risks could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Our Technologies

If we are not able to maintain a panel of sufficient size and scope, or if the costs of maintaining our panel materially increase, our business would be harmed.

We believe that the quality, size and scope of our Internet user panel are critical to our business. There can be no assurance, however, that we will be able to maintain a panel of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:

•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	the impact on our contract renewal rates, in particular for our subscription-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	adverse judgments or settlements in legal disputes;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customer base and potential growth opportunities;

•	the timing of any additional reversal of our deferred tax valuation allowance; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

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

Our business may be harmed if we deliver, or are perceived to deliver, inaccurate information to our customer’s to the media or to the public generally.

If the information that we provide to our customers, to the media, or to the public is inaccurate, or perceived to be inaccurate, our brand may be harmed. The information that we collect or that is included in our databases and the statistical projections that we provide to our customers, to the media or to the public may contain or be perceived to contain inaccuracies. These projections may be viewed as an important measure for the success of certain businesses, especially those businesses with a large online presence. Any inaccuracy or perceived inaccuracy in the data reported by us about such businesses may potentially affect the market perception of such businesses and result in claims or litigation around the accuracy of our data, or the appropriateness of our methodology, and could harm our brand. Any dissatisfaction by our customers or the media with our digital marketing intelligence, measurement or data collection and statistical projection methodologies, whether as a result of inaccuracies, perceived inaccuracies, or otherwise, could have an adverse effect on our ability to retain existing customers and attract new customers and could harm our brand. Additionally, we could be contractually required to pay damages, which could be substantial, to certain of our customers if the information we provide to them is found to be inaccurate. Any liability that we incur or any harm to our brand that we suffer because of actual or perceived irregularities or inaccuracies in the data we deliver to our customers could harm our business.

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

Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reaction related to our business practices. Public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, that new anti-spyware programs classify our software as spyware or as a potential spyware application, or that third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.

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

•	our ability to successfully manage any growth we may achieve in the future;

•	the risks associated with operating a business in international markets, including Asia and Europe; and

•	our ability to successfully integrate acquired businesses, technologies or services.

We have a history of significant net losses, may incur significant net losses in the future and may not maintain profitability.

Although we achieved net income in 2007 and 2006 of $19.3 million and $5.7 million, respectively, we have incurred significant losses in prior periods, including net losses of $4.4 million and $3.2 million in 2005 and 2004, respectively. We cannot assure you that we will continue to sustain or increase profitability in the future. As of December 31, 2007, we had an accumulated deficit of $80.8 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Hitwise Pty. Ltd , Quantcast and Nielsen/NetRatings;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres plc;

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc., Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Taylor Nelson Sofres plc and The Nielsen Company; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Telephia, Inc. (telecommunications).

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

We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown. We increased our total number of full time employees to 452 employees as of December 31, 2007 from 176 employees as of December 31, 2003, and we expect to continue to expand our workforce to meet our strategic objectives. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate our expected future growth. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and growth requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our growth, our business may be impaired.

If the Internet advertising and eCommerce markets develop more slowly than we expect, our business will suffer.

Our future success will depend on continued growth in the use of the Internet as an advertising medium, a continued increase in eCommerce spending and the proliferation of the Internet as a platform for a wide variety of consumer activities. These markets are evolving rapidly, and it is not certain that their current growth trends will continue.

The adoption of Internet advertising, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business. Advertisers may perceive Internet advertising to be less effective than traditional advertising for marketing their products. They may also be unwilling to pay premium rates for online advertising that is targeted at specific segments of users based on their demographic profile or Internet behavior. The online advertising and eCommerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including that which makes use of personalized information, or online behavioral information. Furthermore, online merchants may not be able to establish online commerce models that are cost effective and may not learn how to effectively compete with other Web sites or offline merchants. In addition, consumers may not continue to shift their spending on goods and services from offline outlets to the Internet. As a result, growth in the use of the Internet for eCommerce may not continue at a rapid rate, or the Internet may not be adopted as a medium of commerce by a broad base of customers or companies worldwide. Because of the foregoing factors, among others, the market for Internet advertising and eCommerce may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop more slowly than expected, our business will suffer.

Our growth depends upon our ability to retain existing large customers and add new large customers; however, to the extent we are successful in doing so, our ability to maintain profitability and positive cash flow may be impaired.

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2007, 2006 and 2005, we derived over 37%, 39% and 41%, respectively, of our total revenues from our top 10 customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the years ended December 31, 2007, 2006 and 2005, we derived approximately 13%, 12% and 14%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

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

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 79%, 75% and 70% of our revenues in 2007, 2006 and 2005, respectively. However, if our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

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

We rely on third-party data sources for information regarding certain offline activities of and demographic information regarding our panelists. The availability and accuracy of these data is important to the continuation and development of our products that link online activity to offline purchases. If this information is not available to us at commercially reasonable terms, or is found to be inaccurate, it could harm our reputation, business and financial performance.

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

We host our products and serve all of our customers from two third-party data center facilities located in Virginia and Illinois. While we operate our equipment inside these facilities, we do not control the operation of either of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreement for our data center facility located in Virginia expires on October, 2010, if not renewed, and our agreement for our data center facility located in Illinois expires on July, 2009, if not renewed. Although we are not substantially dependent on either data center facility because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.

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

Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures, have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.

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

Conditions and changes in the national and global economic and political environments may adversely affect our business and financial results.

Adverse economic conditions in markets in which we operate can harm our business. If economic growth in the United States and other countries is slowed, customers may delay or reduce their purchases of digital marketing intelligence products and services. These effects could result in reductions in sales of our products, longer sales cycles, slower adoption of our products and increased price competition. Weakness in the consumer market could negatively affect the cash flow of our customers who could, in turn, reduce their purchases of our products and services. Specific economic trends or softness in digital marketing intelligence or advertising spending could have a direct impact on our business. Any of these events would likely harm our business, operating results and financial condition.

Recent turmoil in the political environment in many parts of the world, including terrorist activities and military actions, the continuing tension in and surrounding Iraq, and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

Accounting methods and policies, including policies governing revenue recognition, expenses and accounting for stock options are continually subject to review, interpretation, and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB, and the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2007, we had both federal and state net operating loss carryforwards for tax purposes of approximately $67.8 million and $48.1 million, respectively. These net operating loss carryforwards begin to expire in 2020 for federal income tax reporting purposes and begin to expire in 2010 for state income tax reporting purposes.

In addition, at December 31, 2007 we had aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $561,000, which begin to expire in 2010.

In the years ended December 31, 2006 and 2007, deferred tax assets, before valuation allowance, decreased approximately $2.4 million and $4.4 million, respectively, due to our use of net operating loss carryforwards to offset taxable income.

As of December 31, 2007, we had a valuation allowance of $21.3 million against certain deferred tax assets, which consisted principally of net operating loss carryforwards. We have continued to evaluate our valuation allowance position on a regular basis. After weighing both the positive and negative evidence, management believed that it was more likely than not that a portion of its deferred tax assets will be realized. Therefore, during 2007, we recognized a deferred tax asset of approximately $8.1 million based on our projected pre-tax income for 2008. If we determine that future reversals of our valuation allowance are appropriate, it may have a material impact on our results of operations.

During 2008, it is expected that the deferred tax asset recognized in 2007 will decrease each quarter as the net deferred tax asset is utilized. Therefore, we expect that we will have a “normalized” effective tax rate in the interim periods in 2008 for GAAP reporting purposes, with no tax impact on operating and free cashflow. On a quarterly basis throughout 2008, we will re-evaluate the realizability of our deferred tax assets for any material events. We will also consider the impact of full-year 2008 operating results, additional evidence concerning the predictability of our revenue streams and forecasts of future income.

We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against deferred tax assets should be applied as of December 31, 2006. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio.

Investment income has become a more substantial component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We rely on third-party money managers to manage the majority of our investment portfolio in a risk-controlled framework. Our cash is invested in high-quality fixed-income securities and is affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.

The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested, or general market conditions, could have an adverse effect on our net income and cash position.

Our investment strategy attempts to manage interest rate risk and limit credit risk. By policy, we only invest in what we view as very high quality debt securities, and our largest holdings are short-term U.S. Government securities and high-quality, well-collateralized asset-backed securities. We do not hold any sub-prime mortgages or structured investment vehicles. We do not invest in below investment-grade securities.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $96.8 million. As of December 31, 2007 we held $7.9 million in long-term investments consisting of $4.9 million in auction rate securities and $3.0 million in other long-term fixed income securities. We generally invest in these securities for short periods of time as part of our investment policy. Auctions for some of these adjustable rate securities have failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the classification of some or all of these securities as long-term investments in our consolidated financial statements.

The recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2007, these investments were fully backed by AAA rated bonds and were insured against loss of principal and interest by bond insurers whose AAA ratings are under review. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continues to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of December 31, 2007. If the issuers of these adjustable rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.

Subsequent to December 31, 2007, we sold auction rate securities with a total par value of $23.1 million on the scheduled auction dates and reinvested the proceeds in treasury bills. As the credit markets continue to decline, we have experienced additional illiquidity in $2.4 million in par value of auction rate securities. In addition, subsequent to December 31, 2007, one of the bond insurers backing one of the investments was downgraded by the credit agencies from AAA to A3/AA and the resulting bond was also downgraded to A3/AA.

Risks Related to the Securities Market and Ownership of our Common Stock

We cannot assure you that a market will continue to develop or exist for our common stock or what the market price of our common stock will be.

Prior to our initial public offering, which was completed on July 2, 2007, there was no public trading market for our common stock, and we cannot assure you that one will continue to develop or be sustained. If a market does not continue to develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.

The trading price of our common stock may be subject to significant fluctuations and volatility, and our new stockholders may be unable to resell their shares at a profit.

The stock markets, in general, and the markets for technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.

The price of our common stock in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. It is possible that, in future quarters, our operating results may be below the expectations of analysts or investors. As a result of these and other factors, the price of our common stock may decline, possibly materially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of technology companies and of companies in our industry;

•	actual or anticipated changes or fluctuations in our operating results;

•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;

•	the failure of securities analysts to cover our common stock after this offering or changes in financial estimates by analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;

•	actual or perceived inaccuracies in, or dissatisfaction with, information we provide to our customers or the media;

•	litigation involving us, our industry or both;

•	regulatory developments;

•	privacy and security concerns, including public perception of our practices as an invasion of privacy;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our network and systems;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; or

•	departures of key personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Insiders have substantial control over the outstanding shares of our common stock, which could limit your ability to influence the outcome of key transactions, including a change of control.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	provide for a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	provide for advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 34,000 square feet of office space under a lease that expires in June 2008. In December 2007, we entered into a lease with a new landlord for approximately 62,000 square feet of new office space for our corporate headquarters, which will continue to be located in Reston, Virginia. We expect to move our corporate headquarters in June 2008. We also lease space in various locations throughout the United States and in Toronto, London and Japan for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any pending legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse impact on our consolidated results of operations, cash flows or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “SCOR” since our initial public offering on June 27, 2007. The following table sets forth the high and low sales prices of our common stock for each period indicated and are as reported by NASDAQ.

2007	High	Low

Second Quarter (beginning June 27, 2007)	$26.27	$19.70
Third Quarter	$31.65	$20.62
Fourth Quarter	$42.00	$26.39

As of March 4, 2008, there were 703 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of December 31, 2007.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between our initial public offering on June 27, 2007 and December 31, 2007, versus the cumulative total return of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 on June 27, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among comScore, Inc., The NASDAQ Composite Index
and The NASDAQ Computer Index

*	$100 invested upon market close of the NASDAQ Global Market on June 27, 2007, our initial public offering date, including reinvestment of dividends. Fiscal year ending December 31, 2007.

The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before of after the date hereof and irrespective of any general incorporation language in any such filing.

DIVIDEND POLICY

Since our inception, we have not declared or paid any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2007

None.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2007, 2006 and 2005 as well as the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2004 and 2003 as well as the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Consolidated Statement of Operations Data:
Revenues	$87,153	$66,293	$50,267	$34,894	$23,355

Cost of revenues(1)	23,858	20,560	18,218	13,153	15,671
Selling and marketing(1)	28,659	21,473	18,953	13,890	11,677
Research and development(1)	11,413	9,009	7,416	5,493	5,444
General and administrative(1)	11,599	8,293	7,089	4,982	4,124
Amortization	966	1,371	2,437	356	772

Total expenses from operations	76,495	60,706	54,113	37,874	37,688

(Loss) income from operations	10,658	5,587	(3,846)	(2,980)	(14,333)
Interest (expense) income, net	2,627	231	(208)	(246)	(595)
(Loss) gain from foreign currency	(296)	125	(96)	—	—
Revaluation of preferred stock warrant liabilities	(1,195)	(224)	(14)	—	—

(Loss) income before income taxes and cumulative effect of change in accounting principle	11,794	5,719	(4,164)	(3,226)	(14,928)
Benefit (provision) for income taxes	7,522	(50)	182	—	—

Net (loss) income before cumulative effect of change in accounting principle	19,316	5,669	(3,982)	(3,226)	(14,928)
Cumulative effect of change in accounting principle	—	—	(440)	—	—

Net (loss) income	19,316	5,669	(4,422)	(3,226)	(14,928)
Accretion of redeemable preferred stock	(1,829)	(3,179)	(2,638)	(2,141)	(3,795)

Net (loss) income attributable to common stockholders	$17,487	$2,490	$(7,060)	$(5,367)	$(18,723)

Net (loss) income attributable to common stockholders per common share:
Basic	$0.99	$—	$(2.30)	$(1.88)	$(6.96)
Diluted	$0.88	$—	$(2.30)	$(1.88)	$(6.96)
Weighted-average number of shares used in per share calculations:
Basic	16,139,365	3,847,213	3,130,194	2,871,713	2,690,288
Diluted	18,377,563	3,847,213	3,130,194	2,871,713	2,690,288

(1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	2007	2006	2005	2004	2003
	(In thousands)

Cost of revenues	$279	$12	$—	$—	$—
Selling and marketing	1,009	82	—	—	—
Research and development	245	13	—	—	—
General and administrative	941	91	3	14	171

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$96,817	$16,032	$9,174	$8,404	$9,557
Total current assets	123,444	31,493	20,792	15,678	15,482
Total assets	147,672	42,087	29,477	23,618	22,154
Total current liabilities	42,077	32,880	27,220	18,591	15,515
Equipment loan and capital lease obligations, long-term	977	2,261	1,283	1,438	2,421
Preferred stock warrant liabilities and common stock subject to put	1,815	5,362	4,997	(2,141)	349
Redeemable preferred stock	—	101,695	98,516	95,878	93,737
Stockholders’ equity (deficit)	102,622	(99,557)	(102,294)	(95,230)	(89,919)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$21,211	$10,905	$4,253	$1,907	$(3,912)
Depreciation and amortization	4,730	4,259	5,123	2,745	6,604
Capital expenditures	3,635	2,314	1,071	1,208	726

Please see “Critical Accounting Policies and Estimates” under Item 7 of this Annual Report on Form 10-K for further discussion of key accounting changes which occurred during the years covered in the above table. Additional information regarding business combinations and dispositions for the relevant periods above may be found in the notes accompanying our consolidated financial statements elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in Part II Item 8 of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See also “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Form 10-K.

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

We deliver our digital marketing intelligence through our comScore Media Metrix product family and through our comScore Marketing Solutions products. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.

Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of over two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering, resulting in the sale and issuance by us of 5,000,000 shares of our common stock. We also launched 10 new products including Campaign Metrix, qSearch 2.0, Ad Metrix, Segment Metrix and comScore Marketer.

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

Our total revenues have grown to $87.2 million during the fiscal year ending December 31, 2007 from $15.4 million during the fiscal year ended January 31, 2003. By comparison, our total expenses from operations have grown to $76.5 million from $35.2 million over the same period. The growth in our revenues was primarily the result of:

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

As of December 31, 2007, we had 895 customers, compared to 334 as of January 31, 2003. We sell most of our products through our direct sales force. We established an inside sales force dedicated to selling comScore Marketer, which was launched in the fourth quarter of 2007.

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

A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenues increased to 75% of total revenues in 2006 and to 79% of total revenues during the year ended December 31, 2007.

Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2007, our international revenues were $10.1 million, an increase of $4.4 million, or 76%, over 2006. International revenues comprised approximately 7%, 9% and 12% of our total revenues for the fiscal years ended December 31, 2005 and 2006 and, 2007, respectively.

We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

Subscription Revenues

We generate a significant proportion of our subscription-based revenues from our Media Metrix product family. Products within the Media Metrix family include Media Metrix 2.0, Plan Metrix, World Metrix and Video Metrix. Additionally, we recently launched Ad Metrix in the third quarter of 2007. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our Web site, have access to our database and can generate reports at anytime.

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

In addition, we generate subscription-based revenues from survey products that we sell to our customers. In conducting our surveys, we generally use our global Internet user panel. After questionnaires are distributed to the panel members and completed, we compile their responses and then deliver our findings to the customer, who also has ongoing access to the survey response data as they are compiled and updated over time. These data include responses and information collected from the actual survey questionnaire and can also include behavioral information that we passively collect from our panelists. If a customer contractually commits to having a survey conducted on a recurring basis, we classify the revenues generated from such survey products as subscription-based revenues. Our contracts for survey services typically include a fixed fee with terms that range from two months to one year.

Project Revenues

We generate project revenues by providing customized information reports to our customers on a nonrecurring basis through comScore Marketing Solutions. For example, a customer in the media industry might request a custom report that profiles the behavior of the customer’s active online users and contrasts their market share and loyalty with similar metrics for a competitor’s online user base. If this customer continues to request the report beyond an initial project term of at least nine months and enters into an agreement to purchase the report on a recurring basis, we begin to classify these future revenues as subscription-based.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of a subscription to our online database combined with customized services. These arrangements are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We have determined that there is not objective and reliable evidence of fair value for any of our services and, therefore, account for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. We recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized service delivered.

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

Long-lived assets

Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Substantially all of our long-lived assets are located in the United States. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2007, 2006, or 2005.

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

As of December 31, 2007, we had both federal and state net operating loss carryforwards for tax purposes of approximately $67.8 million and $48.1 million, respectively. These net operating loss carryforwards begin to expire in 2020 for federal and begin to expire in 2010 for state income tax reporting purposes. In addition, at December 31, 2007 we had an aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries of $561,000 which begin to expire in 2010.

As of December 31, 2007 and 2006, we had valuation allowances of $21.3 million and $33.7 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. As of December 31, 2006, we believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, we concluded that it is more likely than not that a portion of our deferred tax assets will be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, we considered the history of our profitability, the history of our industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of our profitability and the fact that the online marketing industry is a young and developing industry, we concluded that it was appropriate to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year in the future. As a result, we reversed a portion of our valuation allowance and recognized a net deferred tax asset of $8.1 million. The net deferred tax asset recognized as of December 31, 2007 represents the anticipated utilization of a portion of our deferred tax assets in 2008. The partial reversal of the valuation allowance, and any future reversal, affects net income only; there is no impact on operating or free cash flow. Operating or free cash flow is only impacted when net operating losses are actually utilized against taxable income to save cash taxes. As a result of the valuation allowance reversal, we expect that we will have a “normalized” effective tax rate in the interim periods in 2008. If we determine that future reversals of our valuation allowance are appropriate, it may have a material impact on our results of operations.

The exercise of stock options during 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS No. 123R, Share Based Compensation (SFAS No. 123R), we will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, we have not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as we utilize these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. As of the adoption date of FIN 48 on January 1, 2007, we did not have any material gross unrecognized tax benefits. As of December 31, 2007, we had unrecognized tax benefits of $71,000 on a tax effected basis. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.

Stock-Based Compensation

Through December 31, 2005, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we applied the intrinsic value method for accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). For purposes of the pro forma disclosures required under SFAS 123, we used the minimum-value method to estimate the fair value of our stock-based awards. On January 1, 2006, we adopted SFAS No. 123R, Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled.

Subsequent to the adoption of SFAS 123R, we estimate the fair value of our stock-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. One key input into the model is the fair value of our common stock on the date of grant. Prior to our initial public offering, our board of directors estimated the fair value of our common stock for the purpose of determining stock-based compensation expense. Our board utilized valuation methodologies commonly used in the valuation of private company equity securities for purposes of estimating the fair value of our common stock.

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

At December 31, 2007, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $10.6 million, which is expected to be recognized over a weighted-average period of 2.07 years.

We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R as options that were granted at the beginning of 2006 and beyond vest. Beginning in 2007, we made use of restricted stock awards and reduced our use of stock options as a form of stock-based compensation. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to the stock awards issued, the fair value of our common stock at the time of issuance, the expected forfeiture rate and the expected volatility of our stock price over time.

Estimation of Fair Value of Warrants

On July 1, 2005, we adopted FASB Staff Position 150-5 (FSP 150-5). Certain of our outstanding warrants to purchase shares of our stock were subject to the requirements in FSP 150-5, which required us to classify these warrants as current liabilities and to adjust the value of these warrants to their fair value at the end of each reporting period. We estimated the fair value of these warrants at the respective dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying stock at the valuation measurement date, the contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying stock. These estimates, especially the market value of the underlying redeemable convertible preferred stock and the expected volatility, are highly judgmental. Upon the closing of our initial public offering on July 2, 2007, these liabilities were reclassified to stockholder’s equity (deficit).

Seasonality

Historically, a slightly higher percentage of our customers have renewed their subscription products with us toward the end of the fourth quarter.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%

Cost of revenues	27.4	31.0	36.2
Selling and marketing expenses	32.9	32.4	37.7
Research and development	13.1	13.6	14.8
General and administrative	13.3	12.5	14.1
Amortization	1.1	2.1	4.8

Total expenses from operations	87.8	91.6	107.6
Income (loss) from operations	12.2	8.4	(7.6)
Interest income (expense) net	3.0	0.3	(0.4)
(Loss) gain from foreign currency	(0.3)	0.2	(0.2)
Revaluation of preferred stock warrant liabilities	(1.4)	(0.3)	0.0

Income (loss) before income taxes and cumulative effect of change in accounting principle	13.5	8.6	(8.2)
Benefit (provision) for income taxes	8.7	—	0.4
Net income (loss) before cumulative effect of change in accounting principle	22.2	8.6	(7.8)
Cumulative effect of change in accounting principle	0.0	0.0	(0.9)

Net income (loss)	22.2	8.6	(8.7)
Accretion of redeemable preferred stock	(2.1)	(4.8)	(5.2)

Net income (loss) attributable to common stockholders	20.1%	3.8%	(13.9)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 and Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Year Ended December 31,			Change		Percent Change
				2007	2006	2007	2006
				vs.	vs.	vs.	Vs.
	2007	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)

Revenues	$87,153	$66,293	$50,267	$20,860	$16,026	31.5%	31.9%

Total revenues increased by approximately $20.9 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to increased sales to existing customers based in the U.S. totaling $67.1 million during the year ended December 31, 2007, which was $14.2 million higher than in the same period in 2006. In addition, revenues during the year ended December 31, 2007 from new U.S. customers were $10.0 million, an increase of approximately $2.3 million as compared to the year ended December 31, 2006. Revenues from customers outside of the U.S. totaled approximately $10.1 million, or approximately 12% of total revenues, during the year ended December 31, 2007, which was an increase of $4.4 million as compared to the year ended December 31, 2006. This increase was due primarily to our ongoing expansion efforts in Europe and continued growth in Canada.

During the year ended December 31, 2007, our total customer base grew by a net increase of 189 customers from 706 at December 31, 2006 to 895 customers at December 31, 2007. Within this total customer count, we added a net of 218 new subscription-based customers in 2007, resulting in a total of 813 subscription-based customers at year-end 2007. There was continued revenue growth in both our subscription revenues, which increased by approximately $18.9 million from $49.9 million during the year ended December 31, 2006 to $68.8 million during the year ended December 31, 2007, and, to a lesser extent, our project-based revenues, which increased by $2.0 million from $16.4 million during the year ended December 31, 2006 to $18.4 million during the year ended December 31, 2007.

Total revenues increased by approximately $16.0 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was primarily due to increased sales to existing customers based in the U.S. totaling $52.9 million in 2006, or $12.5 million higher than in 2005. In addition, revenues in 2006 from new U.S. customers were $7.7 million, an increase of $1.2 million compared to 2005. Revenues from customers outside of the U.S. totaled approximately $5.7 million, or approximately 9% of total revenues, in 2006, representing an increase of $2.3 million compared to 2005. This increase in 2006 was due primarily to our ongoing expansion efforts in Europe, which included the opening of an office in London in the first half of 2005, plus continued growth in Canada. We also experienced revenue growth due to general increases in our price levels in 2006 as compared to 2005.

Our total customer base grew during this period from 565 as of December 31, 2005 to 706 as of December 31, 2006. There was continued revenue growth in both our subscription revenues, which increased by approximately $14.6 million from 2005 to 2006, and our project-based revenues, which increased by $1.4 million from 2005 to 2006.

We generally invoice customers on an annual, quarterly or monthly basis, or at the completion of certain milestones, in advance of revenues being recognized. Amounts that have been invoiced are recorded in accounts receivable and any unearned revenues are recorded in deferred revenues until the invoice has been collected and the revenue recognized.

Cost of Revenues

	Year Ended December 31,			Change		Percent Change
				2007	2006	2007	2006
				vs.	vs.	vs.	vs.
	2007	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)

Cost of revenues	$23,858	$20,560	$18,218	$3,298	$2,342	16.0%	12.9%
As a percentage of revenues	27.4%	31.0%	36.2%

Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, stock compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment, and allocated overhead.

Cost of revenues increased by approximately $3.3 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to a $1.9 million increase in employee salaries, benefits, and stock compensation costs associated with an expanded workforce supporting a larger product and customer base. We experienced an increase of $700,000 in depreciation expense related to prior purchases of network infrastructure equipment and an increase of $200,000 in data center costs to support our consumer panel and the relocation of our data centers. Cost of revenues declined as a percentage of revenues by 3.6 percentage points during the year ended December 31, 2007 over the same period in 2006. This decrease was primarily due to the increase in revenues as described above and a moderation of the increase in costs to build and maintain our panel. In addition, the headcount and costs associated with our technology staff grew at a lower rate than our growth in revenues.

Cost of revenues increased in 2006 as compared to 2005, primarily due to increased costs associated with supporting our consumer panel and data centers. Our panel costs increased in large part due to increased recruiting costs per panelist reflecting the impact of higher growth in online advertising and advertising rates. Our data center costs increased as a result of the relocation in 2006 of our Illinois data center to a new service provider and increased utility costs at our Virginia data center. Cost of revenues declined as a percentage of revenues over the same periods primarily due to the increases in revenues as described above and a moderation of the increases in costs to build and maintain our panel. The decline in cost of revenues as a percentage of revenues was offset in part by increases in bandwidth and data costs, which grew 9%. The headcount and costs associated with our technology staff grew at a lower rate than our growth in revenues.

We expect cost of revenues to increase in absolute dollar amounts as we seek to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure.

Selling and Marketing Expenses

	Year Ended December 31,			Change		Percent Change
				2007	2006	2007	2006
				vs.	vs.	vs.	vs.
	2007	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)

Selling and marketing expenses	$28,659	$21,473	$18,953	$7,186	$2,520	33.5%	13.3%
As a percentage of revenues	32.9%	32.4%	37.7%

Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, product management, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, including rent and depreciation. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are paid to a salesperson and are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. In the case of multi-year agreements, one year of commissions is paid initially, with the remaining amounts paid at the beginning of the succeeding years.

Selling and marketing expenses increased by $7.2 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to a $4.4 million increase in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets and an increase in commission costs associated with increased revenues. We also experienced a $900,000 increase in non-cash stock-based compensation as compared to 2006. Our selling and marketing headcount totaled 204 employees as of December 31, 2007, an increase of 40 employees as compared to December 31, 2006. In addition, we experienced increases in consulting costs related to the development and launch of new products, recruiting and relocation fees associated with the hiring of additional personnel and advertising costs. Selling and marketing expenses as a percentage of revenues increased in 2007 also due primarily to the opening of a new sales office in Tokyo, Japan, our first commercial presence in Asia. Additionally, the recruitment of additional sales force lags behind revenue productivity as the incremental sales force is integrated into our business and gains a better understanding of our products and territories.

Selling and marketing expenses increased in 2006 as compared to 2005 in absolute dollars, primarily due to increased employee salaries and benefits and related costs resulting from additional account management personnel in our sales force, plus an increase in commission costs associated with increased revenues. Our selling and marketing headcount increased from 133 employees as of December 31, 2005 to 157 employees as of December 31, 2006. In addition, the expansion of our European office in London and increased marketing efforts in Europe contributed to our increase in selling and marketing expenses and headcount in 2006. The decrease in selling and marketing expenses as a percentage of revenues during this period reflected the increased productivity of our direct sales force and an increase in revenues.

We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives

Research and Development Expenses

	Year Ended December 31,			Change		Percent Change
				2007	2006	2007	2006
				vs.	vs.	vs.	vs.
	2007	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)

Research and development	$11,413	$9,009	$7,416	$2,404	$1,593	26.7%	21.5%
As a percentage of revenues	13.1%	13.6%	14.8%

Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock compensation and related costs for personnel associated with research and development activities, fess pair to third parties to develop new products and allocated overhead, including rent and depreciation.

Research and development expenses increased by $2.4 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to a $1.9 million increase in employee salaries, benefits, stock compensation and related costs associated with the increase in headcount and our continued focus on developing new products, such as Campaign Metrix, Ad Metrix and Segment Metrix, comScore Marketer and the launch of qSearch 2.0, which is a second generation monthly scorecard of the search market. We also experienced an increase in costs paid to outsourced service providers to support our development of new products. Research and development costs decreased slightly as a percentage of revenues for the year ended December 31, 2007 as compared to the prior year period primarily due to our growth in revenues outpacing our investments in research and development.

Research and development expenses increased in 2006 as compared to 2005 primarily due to increased headcount and our continued focus on developing new products, such as World Metrix, Video Metrix, Campaign Metrix and Ad Metrix. Research and development costs decreased slightly as a percentage of revenues, primarily due to our growth in revenues.

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

General and Administrative Expenses

	Year Ended December 31,			Change		Percent Change
				2007	2006	2007	2006
				vs.	vs.	vs.	vs.
	2007	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)

General and administrative	$11,599	$8,293	$7,089	$3,306	$1,204	39.9%	17.0%
As a percentage of revenues	13.3%	12.5%	14.1%

General and administrative expenses consist primarily of salaries, benefits, stock compensation, and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.

General and administrative expenses increased by $3.3 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to increased costs associated with being a public company. Our professional fees, insurance costs and board compensation increased by approximately $921,000 during the year ended December 31, 2007 as compared to the same period in 2006. We also experienced increases in employee salaries, benefits and related costs of almost $500,000 associated with our expanding finance, legal and human capital departments. In addition, non-cash stock-based compensation increased $850,000 as compared to the prior year. During the fourth quarter of 2007, we also recorded $390,000 in professional fees associated with our withdrawn follow-on offering. General and administrative expenses also increased to a lesser extent due to our investment to support further revenue growth. General and administrative expenses as a percentage of revenue increased in 2007 primarily due to the increased costs associated with being a public company and the professional fees associated with our withdrawn follow-on offering.

General and administrative expenses increased in 2006 as compared to 2005, primarily due to increased professional fees and expanding our finance department. As a percentage of revenues, general and administrative expenses decreased in 2006 as compared to 2005, due primarily to our growth in revenues.

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

Amortization Expense

	Year Ended December 31,			Change		Percent Change
				2007	2006	2007	2006
				vs.	vs.	vs.	vs.
	2007	2006	2005	2006	2005	2006	2005
	(Dollars in thousands)

Amortization expense	$966	$1,371	$2,437	$(405)	$(1,066)	(29.5)%	(43.7)%
As a percentage of revenues.	1.1%	2.1%	4.8%

Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.

Amortization expense decreased $405,000 during the year ended December 31, 2007 as compared to the year ended December 31, 2006 because certain intangible assets related to previous acquisitions were fully amortized during 2007 and 2006.

Amortization expense decreased during fiscal year 2006 over 2005 because certain intangible assets related to previous acquisitions were fully amortized as of that period.

Absent additional acquisitions, we expect amortization expense to continue to decline as the remaining amount of intangible assets related to previous acquisitions is amortized.

Interest Income, Net

Interest income consists primarily of interest earned from investments, such as auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our capital lease obligations are secured by a senior security interest in eligible equipment.

Interest income, net for the year ended December 31, 2007 was $2.6 million as compared to $231,000 for the year ended December 31, 2006. The increase of $2.4 million during 2007 reflects the net effect of interest income that we earned on our cash and investment balances offset by the interest expense associated with the capital leases that we had in place in each period. Our cash, cash equivalents and investments increased by $88.7 million to $104.7 million from $16.0 million during the year ended December 31, 2007 primarily due to the net proceeds from our initial public offering of $73.1 million. We also continued to reduce the outstanding balance on our outstanding capital lease obligations.

Interest income (expense), net was $231,000 in 2006 and $(208,000) in 2005. The year-to-year change to 2006 from 2005 primarily reflects the net effect of interest income that we earned on our cash and investment balances offset by the interest expense associated with the capital leases that we had in place in each year. We reported net interest income in 2006 due to a $6.9 million increase in our cash and investments balance. We also continued to reduce the outstanding balance on our outstanding capital lease obligations.

(Loss)	Gain from Foreign Currency

The functional currency of our foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rates as of the end of the period, and revenues and expenses are translated at average rates in effect during the period. The gain or loss resulting from the process of translating the foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income.

Primarily due to the strength of the Canadian dollar, during the year ended December 31, 2007, we recorded a loss of $296,000 as compared to a gain of $125,000 during the year ended December 31, 2006. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.

We recorded a gain of $125,000 in 2006 as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound. Our loss on foreign currency transactions in 2005 was $96,000.

Provision for Income Taxes

As of December 31, 2007, the Company had both federal and state net operating loss carryforwards for tax purposes of approximately $67.8 million and $48.1 million, respectively, which begin to expire in 2020 for federal and begin to expire in 2010 for state income tax reporting purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. Approximately $13.3 million of our net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code based on changes in percentage of our ownership. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. During the year ended December 31, 2007, we recorded an income tax benefit of $7.5 million due primarily to the partial release of our valuation allowance compared to a provision of $50,000 in the same period in 2006. For the year ended December 31, 2007, the tax provision is comprised of US income tax expense of $208,000, reflecting our alternative minimum tax, and $412,000 of foreign income tax expense offset by the partial release of our valuation allowance of $8.1 million and a decrease of $78,000 in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets.

In 2006 we had an income tax expense of $50,000 reflecting a payment of alternative minimum tax (AMT) partly offset by a decrease in the deferred tax liability. This compares to an income tax benefit of $182,000 in 2005 related to a deferred tax liability of $356,000 associated with a temporary difference related to certain acquired intangible assets of SurveySite.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statement of operations data for each of the quarters indicated. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and, in the opinion of management, include all adjustments necessary for the fair presentation of the consolidated results of operations for these periods. You should read this information together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. These quarterly operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(Unaudited)
	(In thousands)

Revenues	$25,274	$22,389	$20,809	$18,681	$18,237	$16,165	$16,906	$14,985

Cost of revenues(1)	6,528	5,942	6,000	5,388	5,230	4,977	5,205	5,148
Selling and marketing(1)	8,135	7,390	6,683	6,451	5,634	5,171	5,323	5,345
Research and development(1)	3,026	3,018	2,813	2,556	2,341	2,273	2,258	2,137
General and administrative(1)	3,605	3,059	2,428	2,507	2,302	1,897	2,176	1,918
Amortization	169	211	293	293	334	333	333	371

Total expenses from operations	21,463	19,620	18,217	17,195	15,841	14,651	15,295	14,919

Income from operations	3,811	2,769	2,592	1,486	2,396	1,514	1,611	66
Interest income, net	1,206	1,180	144	97	113	84	23	11
Gain (loss) from foreign currency	25	(111)	(202)	(8)	149	3	(33)	6
Revaluation of preferred stock warrant liabilities	—	82	(1,288)	11	(9)	(6)	(211)	2

Income before income taxes	5,042	3,920	1,246	1,586	2,649	1,595	1,390	85
Benefit (provision for) income taxes	7,703	(129)	(6)	46	50	—	—	—

Net income	12,745	3,791	1,240	1,540	2,599	1,595	1,390	85
Accretion of redeemable preferred stock	—	(21)	(923)	(885)	(848)	(812)	(777)	(742)

Net income (loss) attributable to common stockholders	$12,745	$3,770	$317	$655	$1,751	$783	$613	$(657)

1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Cost of revenues	$134	$76	$60	$9	$6	$4	$2	$—
Selling and marketing	500	298	172	39	27	23	26	6
Research and development	117	67	53	8	7	4	2	—
General and administrative	440	264	186	51	40	40	10	1

	As a Percentage of Total Revenues
	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(Unaudited)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues	25.8	26.5	28.8	28.8	28.7	30.8	30.8	34.4
Selling and marketing	32.2	33.0	32.1	34.5	30.9	32.0	31.5	35.7
Research and development	12.0	13.5	13.5	13.7	12.9	14.1	13.4	14.3
General and administrative	14.2	13.7	11.7	13.4	12.6	11.7	12.9	12.8
Amortization	0.7	0.9	1.4	1.6	1.8	2.1	2.0	2.5

Total expenses from operations	84.9	87.6	87.5	92.0	86.9	90.7	90.5	99.6

Income from operations	15.1	12.4	12.5	8.0	13.1	9.3	9.5	0.4
Interest income (expense), net	4.7	5.2	0.7	0.5	0.6	0.5	0.1	0.1
Gain (loss) from foreign currency	0.1	(0.5)	(1.0)	—	0.8	—	(0.2)	—
Revaluation of preferred stock warrant liabilities	—	0.4	(6.2)	—	—	—	(1.2)	—

Income before income taxes	19.9	17.5	6.0	8.5	14.5	9.8	8.2	0.6
Benefit (provision for) income taxes	30.5	(0.6)	—	0.3	(0.2)	—	—	—

Net income	50.4	16.9	6.0	8.2	14.3	9.8	8.2	0.6
Accretion of redeemable preferred stock	—	(0.1)	(4.4)	(4.7)	(4.7)	(5.0)	(4.6)	(5.0)

Net income (loss) attributable to common stockholders	50.4	16.8	1.6	3.5%	9.6%	4.8%	3.6%	(4.4)%

Over the quarters presented in the preceding tables, revenues have generally increased due primarily to increases in subscription revenues from existing customers, growth in our customer base (both domestically and internationally) and general increases in pricing for our products. In 2006, revenues increased significantly on a sequential basis in the first and second quarters before decreasing in the third quarter due to fluctuations in the closing of agreements relating to, and the execution of, projects. Revenues increased significantly in the fourth quarter of 2006 and continued to rise throughout 2007 due to increased growth in subscription revenues from existing and new customers and our international expansion. Subscription revenues increased sequentially in each of the quarters presented.

During 2006, the decrease in cost of revenues on a percentage basis was due to the growth in revenues relative to the moderation in fixed costs to support our consumer panel, data center and technical infrastructure. In the first and second quarters of 2007 the percentage increased slightly due to the development and support of our new products. In the third and fourth quarters of 2007 the percentage decreased due to the increased revenues relative to our fixed costs.

On an absolute basis, total expenses from operations increased in the second quarter of 2006 due to increases in general and administrative expenses associated with the hiring of new finance personnel and increases in professional services fees related to anticipated business expansion. In addition, expenses from operations increased in the second quarter of 2006 due to higher research and development costs tied to the development of several new products. After a decline in the third quarter, expenses from operations increased again in the fourth quarter of 2006 and throughout 2007, due to increased salaries, benefits, stock compensation and related costs associated with hiring additional personnel in our operations, technology, sales, research and development and general and administrative organizations to support the growth of our business. In 2007, total expenses from operations as a percentage of revenues increased in the first quarter due to the seasonality of some employee costs such as payroll taxes and vacation expense. In the fourth quarter 2007, we saw a decrease as we were able to better leverage our cost structure. The total expenses from operations in 2006 increased at a lower rate than revenues as we were consequently able to better leverage our cost structure.

We became profitable on a net income basis in the first quarter of 2006, and were profitable on a net income basis every quarter in 2006 and 2007 as our revenues increased significantly during these periods and our costs grew at a lower rate.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
Consolidated Cash Flow Data	2007	2006	2005
		(In thousands)

Net cash provided by operating activities	$21,211	$10,905	$4,253
Net cash used in investing activities	(30,305)	(9,573)	(2,505)
Net cash provided by (used in) financing activities	71,979	(1,381)	(1,092)
Effect of exchange rate changes on cash	451	(43)	(36)
Net increase (decrease) in cash and equivalents	63,336	(92)	620

Prior to our initial public offering, which closed on July 2, 2007, we funded our operations and met our capital expenditure requirements primarily with venture capital and private equity funding. In five separate issuances of preferred stock, from Series A on September 27, 1999 to Series E on August 1, 2003, we have raised over $88 million from a number of institutional investors. The proceeds from all of these issuances have been used for general business purposes, with the exception of the Series E Preferred Stock offering, which was partially used to extinguish a $1.5 million bank note. The conversion of our preferred stock occurred upon the closing of our initial public offering.

On July 2, 2007, we completed our initial public offering and issued 5,000,000 shares of our common stock and received gross proceeds of $82.5 million. Net proceeds were $73.1 million after deducting underwriting discounts and commissions and offering costs.

Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the purchase of equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. Since the beginning of 2005, we have purchased over $7.0 million in property and equipment, made $5.0 million in principal payments on capital lease obligations, and spent $600,000 as the cash component of consideration paid for acquisitions.

As of December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $96.8 million. As of December 31, 2007, we held $7.9 million in long-term investments consisting of $4.9 million in auction rate securities and $3.0 million in other long-term fixed income securities. We generally invest in these securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2007, these investments were fully backed by AAA rated bonds and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continues to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of December 31, 2007.

Subsequent to December 31, 2007, we sold auction rate securities with a total par value of $23.1 million on the scheduled auction dates and reinvested the proceeds in treasury notes. As the credit markets continue to decline, we have experienced additional illiquidity in $2.4 million in par value of auction rate securities. In addition, subsequent to December 31, 2007, one of the bond insurers backing one of the investments was downgraded by the credit agencies from AAA to A3/AA and the resulting bond was also downgraded to A3/AA.

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We generated approximately $21.2 million of net cash from operating activities during the year ended December 31, 2007. The significant components of cash flows from operations were net income of $19.3 million, adjusted for $7.4 million in non-cash depreciation, amortization and stock-based compensation expenses, $1.2 million in non-cash revaluation of our preferred stock warrant liability, and a $9.8 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base and a $1.1 million increase in accounts payable and accrued expenses, offset by a $9.2 million increase in accounts receivable, $8.1 million non-cash deferred tax benefit and $231,000 increase in other current and non-current assets.

We generated approximately $10.9 million of net cash from operating activities during 2006. The significant components of cash flows from operations were net income of $5.7 million, $4.3 million in noncash depreciation and amortization expenses, a $1.4 million increase in accounts payable and accrued expenses and a $3.1 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, offset by a $3.9 million increase in accounts receivable.

We generated $4.3 million of net cash from operating activities during 2005. The significant components of cash flows from operations were a $6.4 million increase in amounts collected from customers in advance of when we recognized revenues as a result of our growing customer base, and $5.1 million in non-cash depreciation and amortization expenses. These items were partially offset by a $3.5 million net increase in accounts receivable related to our larger customer base, a net loss of $4.4 million and other uses of cash in operations.

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

We used $30.3 million of net cash in investing activities during the year ended December 31, 2007, a net $25.6 million of which was used to purchase investments, $3.6 million of which was used to purchase property and equipment to maintain and expand our technology and infrastructure and $1.1 million used to purchase certificates of deposit to collateralize letters of credit associated with new office leases.

We used $9.6 million of net cash in investing activities during 2006, a net $7.0 million of which was used to purchase short-term investments, $2.3 million of which was used to purchase property and equipment and $300,000 of which was used to pay contingent considerations associated with our Q2 acquisition. We used $2.5 million of net cash in investing activities during 2005, of which $1.1 million was used to purchase property and equipment, $943,000 was used as part of the acquisition of SurveySite and $300,000 was used to pay contingent consideration associated with the Q2 acquisition.

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

Financing Activities

Our primary financing activities from 2004 until mid-2007 consisted of financings to fund the acquisition of capital assets. We entered into an equipment lease agreement with GE Capital in 2003 and a line of credit agreement with GE Capital in 2005, both of which were paid in full in 2007, to finance the purchase of hardware and other computer equipment to support our business growth. These borrowings were secured by a senior security interest in the equipment acquired under the facility. In December 2006, we entered into an equipment lease agreement with Banc of America Leasing & Capital, LLC to finance the purchase of new hardware and other computer equipment as we continue to expand our technology infrastructure in support of our business growth. This agreement included a $5 million line of credit which expired December 31, 2007. Through December 31, 2006, we used this credit facility to establish an equipment lease for the amount of approximately $2.9 million. The base term for this lease is three years and includes a small charge in the event of prepayment.

On July 2, 2007, we completed our initial public offering, in which we issued and sold 5,000,000 shares of our common stock for approximately $73.1 million, which amount reflects the net proceeds received by us in that offering.

We generated $72.0 million of cash during the year ended December 31, 2007 from financing activities. This included $73.1 million in net proceeds, after deducting underwriters’ commissions and offering costs, from the sale and issuance of common stock in our initial public offering and $972,000 in proceeds from the exercise of outstanding options for common stock. We also made payments of $2.1 million on our capital lease obligations during that period.

We used $1.4 million of net cash in financing activities during 2006. We used $1.6 million to make payments on our capital lease obligations partially offset by $241,000 in proceeds from the exercise of our common stock options.

We used $1.1 million of net cash from financing activities during 2005. We used $1.2 million to make payments on our capital lease obligations partially offset by $136,000 in proceeds from the exercise of our common stock options.

We do not have any special purpose entities, and other than operating leases for office space, described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of December 31, 2007 that are fixed and determinable

					More
		Less Than		3-5	Than
	Total	1 Year	1-3 Years	Years	5 Years
	(In thousands)

Capital lease obligations	$2,042	$1,021	$1,021	$—	$—
Operating lease obligations	39,926	3,232	8,118	8,039	20,537

Total	$41,968	$4,253	$9,139	$8,039	$20,537

Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. We finance the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we were unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $71,000 of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 to the notes to consolidated financial statements for a discussion on income taxes.

We have used $2.9 million of a $5.0 million line of credit that was available to us until December 31, 2007 to establish an equipment lease for the amount of approximately $2.9 million bearing interest at a rate of 7.75% per annum. The line of credit expired on December 31, 2007.

In December 2007, we entered into a 10 year lease with a new landlord for approximately 62,000 square feet of new office space for our corporate headquarters. We expect to move our corporate headquarters in June 2008 when our current lease expires.

In August 2007, we entered into a 10 year lease with a new landlord for approximately 28,000 square feet of new office space for our Chicago office. We expect to move our Chicago office in March 2008.

Future Capital Requirements

We believe that our existing cash, cash equivalents, and short-term investments and operating cash flow will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months. In addition, we expect that the net proceeds from our initial public offering completed July 2, 2007 will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that funds from this offering, combined with existing cash, cash equivalents, short-term investments and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur.

Additionally, for the ninety-day period beginning January 1, 2008, the former shareholders of SurveySite have the right to sell their 135,635 shares back to us for an aggregate price of approximately $1.8 million, or $13.35 per share.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007 and 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2007, our cash reserves were maintained in bank deposit accounts, fixed income, and auction rate securities totaling $104.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.

Foreign Currency Risk

A portion of our revenues is derived from transactions denominated in U.S. dollars, even though we maintain sales and business operations in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk could become more significant

Interest Rate Sensitivity

As of December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $96.8 million. These amounts were invested primarily in certificates of deposit, U.S. government debt securities and adjustable rate notes. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2007, our interest income would have declined approximately $294,000, assuming consistent investment levels.

Adjustable Rate Securities

As of December 31, 2007, we held $7.9 million in long-term investments consisting of $4.9 million in auction rate securities and $3.0 million in other long-term fixed income securities. We generally invest in these securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2007, these investments were fully backed by AAA rated bonds and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continues to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of December 31, 2007.

Subsequent to December 31, 2007, we sold auction rate securities with a total par value of $23.1 million on the scheduled auction dates and reinvested the proceeds in treasury bills. As the credit markets continue to decline, we have experienced additional illiquidity in $2.4 million in par value of auction rate securities. In addition, subsequent to December 31, 2007 one of the bond insurers backing one of the investments was downgraded by the credit agencies from AAA to A3/AA and the resulting bond was also downgraded to A3/AA.

We believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not permanently impaired, based on the underlying credit value of the companies backing the bonds and the bond insurers; however, it could take until the final maturity of the underlying notes to recover our investment. We currently have the ability and intent to hold the remaining adjustable rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

comScore, Inc. consolidated financial statements
Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets	65
Consolidated Statements of Operations	66
Consolidated Statements of Stockholders’ Equity (Deficit)	67
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	69
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of comScore, Inc.:

We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Staff Position 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, effective July 1, 2005, and changed its method of accounting for stock-based compensation in accordance with guidance provided in FASB Statement No. 123(R), Share-Based Payments, effective January 1, 2006.

/s/  Ernst & Young LLP

McLean, Virginia
March 5, 2008

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

Current assets:
Cash and cash equivalents	$68,368	$5,032
Short-term investments	28,449	11,000
Accounts receivable, net of allowances of $234 and $188, respectively	23,446	14,123
Prepaid expenses and other current assets	1,620	1,068
Restricted cash	1,385	270
Deferred tax asset	176	—

Total current assets	123,444	31,493
Long-term investments	7,924	—
Property and equipment, net	6,867	6,980
Other non-current assets	168	1,267
Long-term deferred tax asset	7,888	—
Intangible assets, net	17	983
Goodwill	1,364	1,364

Total assets	$147,672	$42,087

Current liabilities:
Accounts payable	$1,140	$1,353
Accrued expenses	6,992	6,020
Deferred revenues	33,045	22,776
Capital lease obligations	900	1,726
Preferred stock warrant liabilities	—	1,005

Total current liabilities	42,077	32,880
Capital lease obligations, long-term	977	2,261
Deferred tax liability	—	77
Other liabilities	181	374

Total liabilities	43,235	35,592
Commitments and contingencies
Redeemable preferred stock:
Series A preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2007; 9,187,500 shares authorized, 1,837,503 shares issued and outstanding as of December 31, 2006. Liquidation preference of $7,715 at December 31, 2006	—	8,154
Series B preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2007; 3,535,486 shares authorized, 695,865 shares issued and outstanding as of December 31, 2006. Liquidation preference of $14,315 at December 31, 2006	—	15,130
Series C preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2007; 13,355,052 shares authorized, 2,647,209 shares issued and outstanding as of December 31, 2006. Liquidation preference of $25,220 at December 31, 2006	—	26,633
Series C-1 preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2007; 357,144 shares authorized, 71,430 shares issued and outstanding as of December 31, 2006. Liquidation preference of $420 at December 31, 2006	—	443
Series D preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2007; 22,238,042 shares authorized, 4,312,813 shares issued and outstanding as of December 31, 2006. Liquidation preference of $40,723 at December 31, 2006	—	34,682
Series E preferred convertible stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2007; 25,000,000 shares authorized, 4,801,116 shares issued and outstanding as of December 31, 2006. Liquidation preference of $19,565 at December 31, 2006	—	16,653
Common Stock subject to put; 135,635 and 347,635 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,815	4,357
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2007; no shares issued or outstanding at December 31, 2007; no shares authorized, issued or outstanding at December 31, 2006	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007; 27,960,573 shares issued and outstanding at December 31, 2007; 130,000,000 shares authorized at December 31, 2006; 4,000,165 shares issued and outstanding at December 31, 2006	28	4
Additional paid-in capital	183,433	—
Accumulated other comprehensive income (loss)	1	(75)
Accumulated deficit	(80,840)	(99,486)

Total stockholders’ equity (deficit)	102,622	(99,557)

Total liabilities and stockholders’ equity (deficit)	$147,672	$42,087

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues	$87,153	$66,293	$50,267

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	23,858	20,560	18,218
Selling and marketing(1)	28,659	21,473	18,953
Research and development(1)	11,413	9,009	7,416
General and administrative(1)	11,599	8,293	7,089
Amortization of intangible assets resulting from acquisitions	966	1,371	2,437

Total expenses from operations	76,495	60,706	54,113

Income (loss) from operations	10,658	5,587	(3,846)
Interest income (expense), net	2,627	231	(208)
(Loss) gain from foreign currency	(296)	125	(96)
Revaluation of preferred stock warrant liabilities	(1,195)	(224)	(14)

Income (loss) before income taxes and cumulative effect of change in accounting principle	11,794	5,719	(4,164)
Benefit (provision for) income taxes	7,522	(50)	182

Net income (loss) before cumulative effect of change in accounting principle	19,316	5,669	(3,982)
Cumulative effect of change in accounting principle	—	—	(440)

Net income (loss)	19,316	5,669	(4,422)
Accretion of redeemable preferred stock	(1,829)	(3,179)	(2,638)

Net income (loss) attributable to common stockholders	$17,487	$2,490	$(7,060)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.99	$—	$(2.30)
Diluted	$0.88	$—	$(2.30)
Weighted-average number of shares used in per share calculation — common stock:
Basic	16,139,365	3,847,213	3,130,194
Diluted	18,377,563	3,847,213	3,130,194
Net income attributable to common stockholders per common share subject to put:
Basic	$1.33	$0.41	$0.38
Diluted	$1.21	$0.41	$0.38
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic and diluted	308,720	347,635	347,635
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$279	$12	$—
Selling and marketing	1,009	82	—
Research and development	245	13	—
General and administrative	941	91	3

Comprehensive income (loss):
Net income (loss)	$19,316	$5,669	$(4,422)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	258	(51)	(35)
Unrealized loss on marketable securities	(182)	—	—

Total comprehensive income (loss)	$19,392	$5,618	$(4,457)

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
					Accumulated		Total
			Additional	Deferred Stock	Other		Stockholders’
			Paid-In	Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2004	3,041,110	$3	$—	$(9)	$11	$(95,235)	$(95,230)
Net loss	—	—	—	—	—	(4,422)	(4,422)
Foreign currency translation adjustment	—	—	—	—	(35)	—	(35)
Exercise of common stock options	306,378	—	136	—	—	—	136
Amortization of deferred stock compensation	—	—	—	3	—	—	3
Issuance of common stock warrants	—	—	16	—	—	—	16
Accretion of redeemable preferred stock warrants	—	—	8	—	—	—	8
Accretion of redeemable preferred stock	—	—	(160)	—	—	(2,478)	(2,638)
Accretion of common stock subject to put	—	—	—	—	—	(132)	(132)

Balance at December 31, 2005	3,347,488	3	—	(6)	(24)	(102,267)	(102,294)
Net income	—	—	—	—	—	5,669	5,669
Foreign currency translation adjustment	—	—	—	—	(51)	—	(51)
Exercise of common stock options	652,677	1	240	—	—	—	241
Amortization of deferred stock compensation	—	—	—	6	—	(3)	3
Amortization of stock-based compensation	—	—	195	—	—	—	195
Accretion of redeemable preferred stock	—	—	(435)	—	—	(2,744)	(3,179)
Accretion of common stock subject to put	—	—	—	—	—	(141)	(141)

Balance at December 31, 2006	4,000,165	4	—	—	(75)	(99,486)	(99,557)
Net income	—	—	—	—	—	19,316	19,316
Foreign currency translation adjustment	—	—	—	—	258	—	258
Unrealized loss on marketable securities	—	—	—	—	(182)	—	(182)
Exercise of common stock options	580,727	1	890	—	—	—	891
Exercise of common stock warrants, net	138,536	—	100	—	—	—	100
Issuance of restricted stock, net	771,783	1	(1)	—	—	—	—
Net proceeds from issuance of common stock in initial public offering	5,000,000	5	73,111	—	—	—	73,116
Conversion of preferred stock to common stock	17,257,362	17	103,506	—	—	—	103,523
Reclassification of common stock subject to put to common stock	212,000	—	2,650	—	—	—	2,650
Amortization of stock based compensation	—	—	2,239	—	—	—	2,239
Preferred warrant liability reclassification	—	—	2,200	—	—	—	2,200
Accretion of redeemable preferred stock	—	—	(1,190)	—	—	(639)	(1,829)
Accretion of common stock subject to put	—	—	(72)	—	—	(31)	(103)

Balance at December 31, 2007	27,960,573	$28	$183,433	$—	$1	$(80,840)	$102,622

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net income (loss)	$19,316	$5,669	$(4,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,764	2,888	2,686
Amortization of intangible assets resulting from acquisitions	966	1,371	2,437
Provisions for bad debts	142	212	90
Stock-based compensation	2,474	198	3
Revaluation of preferred stock warrant liabilities	1,195	224	14
Cumulative effect of change in accounting principle	—	—	440
Amortization of deferred finance costs	7	33	33
Deferred tax benefit	(8,142)	(97)	(182)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(9,186)	(3,882)	(3,540)
Prepaid expenses and other current assets	(486)	(311)	(157)
Other non-current assets	255	30	539
Accounts payable, accrued expenses, and other liabilities	1,065	1,431	(115)
Deferred revenues	9,841	3,139	6,427

Net cash provided by operating activities	21,211	10,905	4,253
Investing activities
Payment of restricted cash	(1,115)	(9)	(41)
Purchase of investments	(56,475)	(14,900)	(8,960)
Sale of investments	30,920	7,950	8,810
Purchase of property and equipment	(3,635)	(2,314)	(1,071)
Acquisition of businesses, net of cash acquired of $715 in 2005	—	—	(943)
Payment of additional consideration for acquired businesses	—	(300)	(300)

Net cash used in investing activities	(30,305)	(9,573)	(2,505)
Financing activities
Proceeds from the exercise of common stock options and warrants	972	241	136
Proceeds from the issuance of common stock, net of offering costs	73,116	—	—
Principal payments on capital lease obligations	(2,109)	(1,622)	(1,228)

Net cash provided by (used in) financing activities	71,979	(1,381)	(1,092)
Effect of exchange rate changes on cash	451	(43)	(36)

Net increase (decrease) in cash and cash equivalents	63,336	(92)	620
Cash and cash equivalents at beginning of year	5,032	5,124	4,504

Cash and cash equivalents at end of year	$68,368	$5,032	$5,124

Supplemental cash flow disclosures
Interest paid	$302	$249	$314
Capital lease obligations incurred	$—	$2,707	$1,704
Accretion of preferred stock	$1,829	$3,179	$2,638

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

On July 2, 2007, the Company completed its initial public offering (IPO) of common stock in which the Company issued and sold 5,000,000 shares of its common stock at an issuance price of $16.50 per share. In addition, selling stockholders, including officers and directors of the Company or entities affiliated therewith, sold an aggregate of 1,095,000 shares of common stock, which amount included the exercise of the underwriters’ over-allotment option in the IPO. The Company raised a total of $82,500,000 in gross proceeds from the IPO, or approximately $73,116,000 in net proceeds after deducting underwriting discounts and commissions of $5,775,000 and offering costs of $3,609,000. The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding automatically converted into 17,257,362 shares of common stock and all preferred stock warrants converted into common stock warrants.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, as amended by Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of all Majority-Owned Subsidiaries. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents, Investments, and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consists primarily of bank deposit accounts.

Investments, which consist principally of fixed income and auction rate securities, are stated at fair market value. These securities are accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company typically has the option to re-invest in its short-term investments every 30 days. The Company uses the specific identification method to compute realized gains and losses on its short-term investments.

Restricted cash is comprised of certificates of deposit that are collateral for letters of credit pertaining to the security deposit for operating leases.

Interest income on short-term investments was $2.9 million, $515,000 and $133,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The following is a summary of activities in allowances for doubtful accounts and sales returns for the fiscal years indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$(188)	$(185)	$(102)
Additions	(142)	(212)	(90)
Reductions	96	209	7

Ending Balance	$(234)	$(188)	$(185)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Assets under capital leases are recorded at their net present value at the inception of the lease and are included in the appropriate asset category. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included within the expense category on the Statement of Operations in which the asset is deployed.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit, based on estimated future cash flows, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill required under SFAS 142 at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2007, 2006 and 2005 and determined that there was no impairment of goodwill.

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful
Lives
(Years)

Non-compete agreements	3 to 4
Customer relationships	1 to 3
Acquired methodologies/technology	1 to 3
Trademarks and brands	2

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the years ended December 31, 2007, 2006 and 2005. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The Company applies SFAS No. 52, Foreign Currency Translation, with respect to its international operations. The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income. The Company incurred a foreign currency transaction loss of $296,000 for the year ended December 31, 2007, a gain of $125,000 for the year ended December 31, 2006 and a loss of $96,000 for the year ended December 31, 2005. These gains and losses related to U.S. dollar denominated cash accounts and accounts receivable held by the Company’s foreign subsidiaries.

Business Segment Information

The Company is managed and operated as one business segment. A single management team reports to the chief operating decision maker who manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. The various products that the Company offers are all related to analyzing consumer behavior on the Internet. The same data source is used regardless of the product delivered. The Company’s expenses are shared and are not allocated to individual products. Accordingly, the Company does not accumulate discrete financial information by product line and does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

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

Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of a subscription to the Company’s online database combined with customized services. These arrangements are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company has determined that there is not objective and reliable evidence of fair value for any of its services and, therefore, accounts for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of of customized services generally occurs subsequent to contract execution. The Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized on a straight-line basis over the period beginning with the commencement of the last customized service delivered.

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

Costs of Revenues

Cost of revenues consists primarily of expenses related to the operating network infrastructure and the recruitment, maintenance and support of consumer panels. Expenses associated with these areas include the salaries, stock-based compensation and related expenses of network operations, survey operations, custom analytics and technical support departments, and are expensed as they are incurred. Cost of revenues also includes data collection costs for the products and operational costs associated with the Company’s data centers, including depreciation expense associated with computer equipment.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, stock-based compensation, benefits, commissions and bonuses paid to the direct sales force and industry analysts, as well as costs related to online and offline advertising, product management, seminars, promotional materials, public relations, other sales and marketing programs, and allocated overhead, including rent and depreciation. All selling and marketing costs are expensed as they are incurred.

Research and Development

Research and development expenses include new product development costs, consisting primarily of salaries, stock-based compensation and related costs for personnel associated with research and development activities, and allocated overhead, including rent and depreciation.

General and Administrative

General and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation and expenses incurred for other general corporate purposes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable. Cash equivalents are held at financial institutions, which are regarded as highly creditworthy. Investments consist of fixed income and auction rate securities. With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006 and 2005, one customer accounted for 13%, 12% and 14%, respectively, of total revenues. One customer accounted for 12% of accounts receivable as of December 31, 2007. No customer accounted for more than 10% of accounts receivable as of December 31, 2006.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, totaled $371,000, $210,000 and $58,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123R), which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Effective January 1, 2006, the Company adopted SFAS 123R, including the fair value recognition provisions, using the prospective method. Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled. Subsequent to the adoption of SFAS 123R, the Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $2.5 million and $198,000, respectively, in accordance with SFAS 123R. Included within 2007 stock-based compensation expense and liabilities was an accrual for $235,000 for compensation earned during the year. This accrual will be settled with shares of restricted stock to be granted in 2008.

Prior to the completion of the Company’s IPO, the Company estimated the fair value of its common stock in its determination of stock-based compensation expense under both APB 25 and SFAS 123R. The primary approach used by the Company for estimating the fair value of its common stock was the probability-weighted expected return method, consistent with the recommendations of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. As the Company’s securities were not publicly traded or subject to any market evaluation of fair value prior to the IPO, the Company utilized valuation methodologies commonly used in the valuation of private company equity securities.

In its use of the probability-weighted expected return method, the Company considered a combination of two generally accepted approaches to determine the Company’s business enterprise value: the income and market approaches. Under the income approach, value is measured as the present worth of anticipated future net cash flows generated by the business or asset. Under the market approach, the Company’s value is compared to similar businesses, business ownership interests, securities or assets that have been sold. These approaches were used in conjunction with probability-weighted expected returns for three scenarios: an initial public offering, a sale or merger, or the Company remaining privately held.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Applying the income approach, a discounted cash flow, or DCF analysis was performed as of the valuation date. The DCF analysis included a forecast of revenues, operating expenses, capital expenditures and incremental working capital. Based on these forecasts, the net cash flow to be generated by the business during the projection period and the terminal value was determined and discounted to present value. An unlevered cash flow forecast was utilized and a weighted-average cost of capital was used as the discount rate. The income approach was used to value the Company assuming it remained a private company. The market approach was used in the scenario involving a sale or merger of the Company. Transactions were identified for the acquisition of similar companies and acquisition multiples were determined and applied to the Company’s operating metrics. The market approach was also used for the initial public offering scenario, using comparable public company valuations. The Company determined a set of comparable public companies and developed multiples that were then applied to the Company’s operating metrics.

To determine the value of the total equity (both common and preferred), the value determined under each scenario was then adjusted by adding non-operating assets and subtracting interest-bearing obligations. The equity value was then allocated to the various security holders, including the common stockholders. Once the common equity value was determined for each scenario, certain adjustments were also made to reflect the value of a specific ownership interest in the business including the application of discounts for lack of marketability and control, in appropriate circumstances. The resulting common equity value was then divided by the applicable shares outstanding to arrive at the estimated fair value of common stock per share for each scenario. As discussed above, the probability-weighted expected return method was the primary approach used by the Company to determine the fair value of the Company’s common stock. Applying this approach, relative weightings were determined by the Company that applied the likelihood of the Company pursuing an initial public offering versus a sale of the Company or remaining an independent, private company. This resulted in the final estimated fair value of common stock per share used in the Company’s determination of stock-based compensation.

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2005, the Company adopted the provisions of FASB Staff Position No. 150-5, Issuer’s Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5), an interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). Pursuant to FSP 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair value.

Upon adoption of FSP 150-5, the Company reclassified the carrying value of its warrants to purchase shares of its redeemable convertible preferred stock from mezzanine equity to a liability and recorded a cumulative effect charge of approximately $440,000 for the change in accounting principle to record the warrants at fair value on July 1, 2005. The Company recorded additional charges of approximately $14,000 to reflect the increase in fair value between July 1, 2005 and December 31, 2005. For the year ended December 31, 2006, the Company recorded approximately $224,000 of charges to reflect the increase in fair value of the warrant liabilities. The Company recorded approximately $1.2 million of expense during the year ended December 31, 2007 to reflect an increase in fair value during the period. Upon the closing of the IPO on July 2, 2007, these liabilities were reclassified to stockholders’ equity (deficit).

The pro forma effect of the adoption of FSP 150-5 on the results of operations for fiscal year 2005 if applied retroactively, assuming FSP 150-5 had been adopted in this year, has not been disclosed as these amounts would not be materially different from the reported amounts.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences in recognizing certain income,

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. In accordance with SFAS 123R, we will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce the company’s income tax liability.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. As of January 1, 2007, the Company did not have any material gross unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

Earnings Per Share

The Company computes earnings per share in accordance with the provisions of FASB No. 128, Earnings Per Share (SFAS 128). The Company has issued shares of common stock in connection with business acquisitions (see Note 4) that give the holders the right to require the Company to repurchase the shares at a fixed price at a specified future date (“Common Stock Subject to Put”). The difference between the fair value of the shares of Common Stock Subject to Put on the issuance date and the price at which the Company may be required to repurchase those shares is being accreted over the period from issuance to the first date at which the Company could be required to repurchase the shares as a dividend to the holders. EITF Topic D-98, Classification and Measurement of Redeemable Securities (EITF D-98) states that when a common shareholder has a contractual right to receive, at share redemption, an amount that is other than fair value, such shareholder has received, in substance, a preferential distribution. Under SFAS 128, entities with capital structures that include classes of common stock with different dividend rates are required to apply the two-class method of calculating earnings per share. Accordingly, the Company calculates earnings per share for its common stock and its Common Stock Subject to Put using a method akin to the two-class method under SFAS 128.

In addition, the Company’s series of convertible redeemable preferred stock that were outstanding until their automatic conversion upon the completion of the IPO on July 2, 2007 were considered participating securities as they were entitled to an 8% noncumulative preferential dividend before any dividends could be paid to common stockholders. The Company includes its participating preferred stock in the computation of earnings per share using the two-class method in accordance with EITF 03-06, Participating Securities and the Two - Class Method under FASB Statement No. 128 (EITF 03-06).

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method. Diluted earnings per share does not assume the conversion of the Company’s convertible preferred stock using the if-converted method as the result is anti-dilutive for the period prior to conversion. No potentially dilutive securities are convertible or exercisable into shares of Common Stock Subject to Put.

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Year Ended December 31,
	2007	2006	2005

Stock options and restricted stock units	3,796	2,750,022	2,820,945
Convertible preferred stock warrants	—	113,129	113,129
Common stock warrants	2,000	115,357	398,960
Convertible preferred stock	8,605,041	17,257,362	17,257,362

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share data)

Calculation of basic and diluted net income per share — two class method:
Net income (loss)	$19,316	$5,669	$(4,422)
Accretion of redeemable preferred stock	(1,829)	(3,179)	(2,638)
Accretion of common stock subject to put	(103)	(141)	(132)

Undistributed earnings (loss)	17,384	2,349	(7,192)

Allocation of undistributed earnings (loss):
Common stock
Earnings (loss) before cumulative effect of change in accounting principle	16,358	—	(6,752)
Cumulative effect of change in accounting principle	—	—	(440)
Preferred stock	1,026	2,349	—

Total allocated earnings (loss)	$17,384	$2,349	$(7,192)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.99	$0.00	$(2.30)
Diluted	$0.88	$0.00	$(2.30)
Cumulative effect of change in accounting principle	$0.00	$0.00	$(0.14)
Weighted-average shares outstanding-common stock:
Basic	16,139,365	3,847,213	3,130,194
Diluted	18,377,563	3,847,213	3,130,194
Net income attributable to common stockholders per common share subject to put:
Basic	$1.33	$0.41	$0.38
Diluted	$1.21	$0.41	$0.38
Weighted-average shares outstanding-common stock subject to put:
Basic	308,720	347,635	347,635
Diluted	308,720	347,635	347,635

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations reported in the consolidated balance sheets equal or approximate their respective fair values. The fair value of the Company’s preferred stock warrants liabilities, convertible preferred stock and common stock subject to put is not practicable to determine, as no quoted market price exists for these instruments.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Pronouncements

In December 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. SAB 110 is effective January 1, 2008. The Company is currently evaluating the impact of the provisions of SAB 110 on its consolidated results of operations and financial condition

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R))”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting the provisions of SFAS No. 141(R) on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of the consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinquish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting the provisions of SFAS No. 160 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The purpose of this statement is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company as of January 1, 2008 and are applied prospectively. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated results of operations and financial position.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in Marketable Securities

As of December 31, 2007, the Company had $30.3 million invested in auction rate securities, of which $25.4 million are classified as current, short-term investments and $4.9 million are classified as long-term investments on its consolidated balance sheet. As of December 31, 2006, the Company had $11.0 million invested in auction rate securities, all of which were classified as short-term investments on its consolidated balance sheet.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its investment policy. However, the recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of certain auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. As of December 31, 2007, these investments were fully backed by AAA rated bonds and insured against loss of principal and interest by bond insurers. However, certain bond insurers are experiencing financial difficulty and have either had their credit ratings downgraded or have been placed on watch. As of December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers, as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continues to deteriorate, we may further adjust the carrying value of these investments.

The Company is uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as non-current as of December 31, 2007.

Marketable securities, which are classified as available-for-sale, are summarized below as of December 31, 2007 and 2006.

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)

As of December 31, 2007:
US government debt securities	$6,005	$38	$—	$6,043	$2,999	$3,044
Auction rate securities	30,550	—	(220)	30,330	25,450	4,880

	$36,555	$38	$(220)	$36,373	$28,449	$7,924

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)

As of December 31, 2006
Auction rate securities	$11,000	$—	$—	$11,000	$11,000	$—

	$11,000	$—	$—	$11,000	$11,000	$—

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Auction rate securities	$30,330	$(220)	$—	$—	$30,330	$(220)

	$30,330	$(220)	$—	$—	$30,330	$(220)

The unrealized losses on the investments were due primarily to changes in market conditions and overall lack of demand for auction rate securities. For all investments, it is expected that the investments will not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until an anticipated recovery of the fair value, the Company does not consider these investments to be other-than temporarily impaired as of December 31, 2007

Subsequent to December 31, 2007, the Company sold auction rate securities with a total par value of $23.1 million on the scheduled auction dates and reinvested the proceeds in treasury notes. As the credit markets continue to decline, the Company has experienced additional illiquidity in $2.4 million in par value of auction rate securities. In addition, subsequent to December 31, 2007, one of the bond insurers backing one of the investments was downgraded by the credit agencies from AAA to A3/AA and the resulting bond was also downgraded to A3/AA. As of February 29, 2008, the Company’s estimated unrealized loss increased to $540,000.

4.	Acquisitions

Q2 Brand Intelligence, Inc.

On July 28, 2004, the Company acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. (Q2), to improve the Company’s ability to provide customers more robust custom research integrated with its underlying digital marketing intelligence platform. The total cost of the acquisition was $3,336,000, which included cash of $873,000, the issuance of 212,000 shares of restricted common stock valued at $2,412,000 and related costs incurred in the amount of $51,000. The former sole shareholder of Q2 was entitled to receive up to an additional $600,000 in cash based on the entity’s achievement of certain performance criteria. No amounts were earned as of December 31, 2004. In 2005 and 2006, the performance criteria were met and the Company paid $300,000 each year which was recorded as additional goodwill. The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, Business Combinations (SFAS 141). Accordingly, the results of operations of Q2 have been included in the accompanying consolidated financial statements since the purchase date.

Acquired trademarks and brand names were initially determined to have an indefinite life and, therefore, were not amortized. In July 2005, the Company determined that the trademarks and brand names would be phased out over the next six months so that the services could be branded under the Company’s name. At the time of the decision, there were no indicators of impairment. Accordingly, the asset was amortized on a straight-line basis over its remaining six month useful life. The change in the estimated useful life resulted in additional amortization expense of $290,000 for the year ended December 31, 2005. Acquired methodology and customer relationships are being amortized on a straight-line basis over one to three years. The noncompete agreement is being amortized on a straight-line basis over four years.

The common stock issued to the former sole shareholder of Q2 was subject to a restricted stock agreement that included a put right at a price of $12.50 per share effective for a ninety-day period beginning on the third anniversary of the closing date. The Company valued the common stock subject to put at fair value on the date of issuance. The

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of the common stock subject to the put right is being accreted to the put obligation over the three year term using the effective interest rate method. For the years ended December 31, 2007, 2006 and 2005, the Company accreted a total of $44,000, $80,000 and $78,000, respectively. On October 26, 2007, the put right expired unexercised. Accordingly, the company reclassified the common stock subject to put to common stock.

SurveySite, Inc.

On January 4, 2005, the Company acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, the Company acquired proprietary data-collection technology and increased customer penetration and revenues in the survey business. The total cost of the acquisition was $3.6 million, which included cash of $1.7 million, the payment of additional purchase consideration of $132,000, the issuance of 135,635 shares of restricted common stock valued at $1.6 million and related costs incurred and adjustments in the amount of $111,000.

The Company accounted for the acquisition as a purchase in accordance with SFAS 141. Accordingly, the results of operations of SurveySite have been included in the accompanying consolidated financial statements since the purchase date. In accordance with SFAS 141, the purchase price was allocated to the assets and liabilities of SurveySite based on their estimated fair values. Based on this analysis, the fair value of the identifiable tangible and intangible assets exceeded the cost of the acquired business by approximately $790,000. Therefore, in accordance with SFAS 141, the Company reduced, on a pro rata basis, the value attributed to certain assets acquired.

The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition:

(In thousands)

Cash	$715
Accounts receivable	606
Prepaid expense and other current assets	90
Property and equipment	283

Total assets acquired	1,694
Accounts payable and accrued expenses	245
Deferred revenues	480
Deferred tax liability	356

Net tangible assets acquired	$613

The former shareholders of SurveySite were entitled to receive $132,000 based on the entity’s achievement of certain performance criteria. The performance criteria was achieved as of December 31, 2005 and the performance criteria was also expected to be achieved in 2006, therefore, the total contingent purchase consideration was paid in January 2006 and is included in the purchase price. The common stock issued is subject to a restricted stock agreement that includes a put right at a price of $13.35 per share to be effective for a ninety-day period beginning on the third anniversary of the closing date. The Company has valued the common stock subject to put at fair value on the date of issuance. The fair value of the common stock subject to put was estimated as the sum of (i) the fair value of common stock exclusive of a put right of $1.25 per share and (ii) the fair value of the embedded put right as measured using the Black-Scholes option-pricing formula of $10.85 per share. The key assumptions used in the Black-Scholes option-pricing formula were as follows: expected dividend yield — 0%; risk-free interest rate — 3.36%; expected volatility — 40.0%; expected term — 3 years. The carrying value of the common stock subject to the put right is being accreted to the put obligation over the three year term using the effective interest rate method. For the years ended December 31, 2007, 2006 and 2005, the Company accreted a total of $59,000, $58,000 and $55,000, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The non-tangible portion of the purchase price, including the payment of the contingent purchase consideration, was allocated as follows:

(In thousands)

Trademarks	$323
Non-compete agreements	213
Customer relationships	2,228
Acquired methodologies/technology	237

Acquired methodology and customer relationships are being amortized on a straight-line basis over six months to three years. The trademarks and non-compete agreements are being amortized on a straight-line basis over two and three years, respectively.

5.	Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31
	2007	2006
	(In thousands)

Computer equipment	$16,050	$14,855
Computer software	2,529	2,816
Office equipment and furniture	1,408	1,159
Leasehold improvements	1,070	1,079

	21,057	19,909
Less: accumulated depreciation and amortization	(14,190)	(12,929)

	$6,867	$6,980

Property and equipment financed through capital lease obligations, consisting of computer equipment, totaled $3.1 million and $4.6 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, accumulated depreciation related to property and equipment financed through capital leases totaled $1.2 million and $1.1 million, respectively. During the years ended December 31, 2007 and 2006, $2.5 million and $3.2 million, respectively, of fully depreciated assets were written off. In addition, $2.6 million of assets financed through capital leases terminated and were subsequently returned and written off.

For the years ended December 31, 2007, 2006 and 2005, total depreciation expense was $3.8 million, $2.9 million and $2.7 million, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets are as follows:

	December 31,
	2007	2006
	(In thousands)

Goodwill	$1,364	$1,364

Intangible assets consist of the following:
Trademarks and brands	$662	$662
Non-compete agreements	326	326
Customer relationships	3,467	3,467
Acquired methodologies/technology	688	688

Total intangible assets	5,143	5,143
Accumulated amortization	(5,126)	(4,160)

Intangible assets, net	$17	$983

Amortization expense related to intangible assets was approximately $966,000, $1.4 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. All intangible assets at December 31, 2007 are expected to be fully amortized during 2008.

The weighted average amortization period by major asset class as of December 31, 2007, is as follows:

(In years)

Trademarks and brands	1.7
Non-compete agreements	3.4
Customer relationships	2.7
Acquired methodologies/technology	2.0

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)

Accrued payroll and related	$3,054	$3,118
Other	3,938	2,902

	$6,992	$6,020

8.	Commitments and Contingencies

Leases

In December 2006, the Company entered into an equipment lease agreement with Banc of America Leasing & Capital, LLC to finance the purchase of new hardware and other computer equipment as the Company continues to expand its technology infrastructure in support of its business growth. This agreement includes a $5.0 million line of credit that was available to the Company until December 31, 2007; it’s initial utilization of this credit facility was to establish an equipment lease for approximately $2.9 million bearing interest at a rate of 7.75% per annum. The base

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term for this lease is three years and includes a nominal charge in the event of prepayment. Assets acquired under the equipment leases secure the obligations. The line of credit expired December 31, 2007.

In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

	December 31, 2007
	Capital	Operating
	Leases	Leases

2008	$1,021	$3,232
2009	1,021	4,150
2010	—	3,968
2011	—	4,057
2012	—	3,982
Thereafter	—	20,537

Total minimum lease payments	2,042	$39,926

Less amount representing interest	(165)

Present value of net minimum lease payments	1,877
Less current portion	(900)

Capital lease obligations, long-term	$977

Total rent expense was $2.4 million, $2.1 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2007, the Company entered into a 10 year lease with a new landlord for approximately 62,000 square feet of new office space for their corporate headquarters. The Company expects to move its corporate headquarters in June 2008 when its current lease expires.

In August 2007, the Company entered into a 10 year lease with a new landlord for approximately 28,000 square feet of new office space for its Chicago office. The Company expects to move its Chicago office in March 2008.

In June 2003, the Company modified its lease for its corporate headquarters resulting in (i) a reduction in the space rented, (ii) the lease termination date being revised from January 2011 to June 2008, and (iii) a reduction in the monthly lease rate. In connection with the modification, the Company relinquished its security deposit on the original lease and made certain cash payments which totaled $2.0 million. The Company has treated the modification payments, net of a deferred rent liability of approximately $300,000 associated with the vacated space, as prepaid rent and is recognizing the amount over the remaining lease term. The prepaid lease balance at December 31, 2007 and 2006 was approximately $126,000 and $386,000, respectively. The short-term portion is included in Prepaid Expenses and Other Current Assets and the long-term portion is included in Other Non-Current Assets in the Consolidated Balance Sheets.

During August 2007, the Company paid the $582,000 principal balance of certain capital lease obligations resulting in the termination of those lease agreements.

As of December 31, 2007, the Company is required to maintain letters of credit in the amount of approximately $1.4 million as additional security deposit pertaining to operating leases This amount is included in Restricted Cash in the Consolidated Balance Sheets .

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company has no asserted claims as of December 31, 2007, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

9.	Income Taxes

The components of pretax income in consolidated companies for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)

Domestic	$11,450	$6,190	$(2,256)
Foreign	344	(471)	(2,348)

	$11,794	$5,719	$(4,604)

Income tax benefit (expense) is comprised of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$(197)	$(147)	$—
State	(11)	—	—
Foreign	(412)	—	—

Total	(620)	(147)	—
Deferred:
Federal	6,833	—	—
State	1,112	—	—
Foreign	197	97	182

Total	8,142	97	182

Income tax benefit (expense)	$7,522	$(50)	$182

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,
	2007	2006	2005

Statutory federal tax rate	35.0%	34.0%	34.0%
Nondeductible items	6.6	3.4	(1.2)
State tax rate, net of federal benefit	6.5	5.6	2.6
Foreign rate differences	(0.3)	(0.2)	0.4
Change in valuation allowance	(111.6)	(41.9)	(31.2)

Effective tax rate	(63.8)%	0.9%	4.6%

The Company recognized an income tax benefit of approximately $7.5 million during the year ended December 31, 2007, primarily due to the recording of a reduction in the deferred tax asset valuation allowance of approximately $8.1 million offset by federal alternative minimum tax expense and state and foreign income taxes.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows.

	December 31
	2007	2006
	(In thousands)

Deferred tax asset:
Net operating loss	$26,466	$31,580
Tax credits	344	147
Accrued vacation and bonus	126	197
Deferred revenues	177	438
Acquired intangibles	880	596
Depreciation	363	525
Deferred compensation	779	—
Deferred rent	59	96
Other	154	90

Total deferred tax assets	29,348	33,669
Deferred tax liabilities:
Less valuation allowance	(21,284)	(33,746)

Net deferred tax asset (liability)	$8,064	$(77)

As of December 31, 2007 and 2006, the Company had valuation allowances of $21.3 million and $33.7 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. As of the year ended December 31, 2006, the Company believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, the Company concluded that it is more likely than not that a portion of its deferred tax assets will be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, the Company considered its history of profitability, the history of its industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, the Company concluded that it was appropriate at this time to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year into the future. As a result, the Company reversed a portion of its valuation allowance and recognized a net deferred tax asset of $8.1 million

The Company will continue to evaluate its valuation allowance position on a regular basis. To the extent that the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of the Company’s valuation allowance would have a material impact on the Company’s results from operations.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of activities in valuation allowance for the fiscal years indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Deferred Tax Valuation Allowance
Beginning Balance	$(33,746)	$(36,139)	$(33,056)
Additions	(393)	—	(3,083)
Reductions	12,855	2,393	—

Ending Balance	$(21,284)	$(33,746)	$(36,139)

As of December 31, 2007, the Company had both federal and state net operating loss carryforwards for tax purposes of approximately $67.8 million and $48.1 million, respectively These net operating loss carryforwards begin to expire in 2020 for federal and begin to expire in 2011 for state income tax reporting purposes. In addition, at December 31, 2007 the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $561,000, which begin to expire in 2014.

	December 31,
	2007	2006	2005
	(In thousands)

Domestic	$10,860	$6,190	$(3,030)
Foreign	934	(471)	(1,574)

Total	$11,794	$5,719	$(4,604)

The exercise of stock options during 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123R, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce the Company’s income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. Additionally, despite the net operating loss carryforward, the Company may have a future tax liability due to alternative minimum tax, foreign tax or state tax requirements.

The Company intends to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2007, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $1 million.

The Company adopted FIN 48 on January 1, 2007. As of January 1, 2007, the Company did not have any material gross unrecognized tax benefits. At December 31, 2007, the Company had unrecognized tax benefits of $71,000 on a tax effected basis, all of which would affect the Company’s effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits since the date of adoption resulted from the following:

(In thousands)

Balance at January 1, 2007	$—
Increase related to tax positions of prior years	$71
Balance at December 31, 2007	$71

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company or one of its subsidiaries files income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

10.	Convertible Preferred Stock

Prior to the completion of the Company’s IPO on July 2, 2007, the Company’s certificate of incorporation authorized the issuance of 9,187,500 shares of Series A Preferred Stock (Series A), 3,535,486 shares of Series B Preferred Stock (Series B), 13,355,052 shares of Series C Preferred Stock (Series C), 357,144 shares of Series C-1 Preferred Stock (Series C-1), 22,238,042 shares of Series D Preferred Stock (Series D) and 25,000,000 shares of Series E Preferred Stock (Series E). Upon the closing of the Company’s IPO on July 2, 2007, all shares of convertible preferred stock were converted into 17,257,362 shares of common stock.

Prior to the conversion of the Company’s convertible preferred stock, the Series E ranked senior to all other classes of capital stock, with the exception of the Incentive Plan (see Note 13), on a distribution of assets upon liquidation, dissolution, or winding up of the Company. Upon such event, each share of Series E was entitled to a liquidation preference equal to 1.63 times the original purchase price of $2.50 per share. In addition, each share of Series E was entitled to participate in any distribution pari passu with all classes of stock after $88,392,465 (the Cap Amount) had been distributed to the holders of Series A through Series D preferred stock. The assets distributed to each share of Series E upon liquidation, dissolution or winding up of the Company shall not have exceeded five times the original purchase price of $2.50 per share. Series E was convertible into common stock at a conversion price equal to the original issuance price, subject to adjustment.

The holders of Series E were entitled to dividends in preference to any class of capital stock of the Company at an annual rate of 8.0%. Following payment of any dividends to holders of Series E, holders of Series D were entitled to dividends in preference to any class of stock other than Series E at an annual rate of 8.0%. Following the payment of any dividends to the holders of Series D, holders of Series A, Series B, Series C and Series C-1 were entitled to dividends in preference to common stockholders at an annual rate of 8.0%. All dividends were noncumulative and were paid only when, if, and as declared by the Board of Directors. No dividend shall have been paid on shares of common stock in any fiscal year unless (i) the noncumulative preferential dividends of the preferred stock had been paid in full and (ii) the holders of preferred stock participated in any such dividend on common stock on a pro rata basis assuming conversion of all preferred stock into common stock.

The Series A, B, C, C-1 and D (Series A-D) each had a liquidation preference senior to the common stock. In the event of any liquidation, dissolution, or winding up of the Company, each Series A-D share was entitled to a liquidation preference equal to a portion of the Cap Amount. The portion of the Cap Amount to which each share of Series A, B, C and C-1 was entitled was equal to the original purchase price for such share (plus all declared and unpaid dividends) multiplied by an adjustment factor set forth in the prior certificate of incorporation. The portion of the Cap Amount to which each share of Series D was entitled was equal to the original issue price (plus all declared and unpaid dividends) plus a 25% premium, compounded annually (but such total not to exceed 250% of the original issue price) multiplied by an adjustment factor set forth in the prior certificate of incorporation. The original purchase price per share for Series A, Series B, Series C, Series C-1 and Series D was $5.00, $24.50, $11.35, $7.00 and $4.50 respectively. After the payment of the liquidation preference to the Series A-D, each share of Series A-D was entitled to participate in any distribution pari passu with all classes of stock. The assets distributed to each share of Series A-D upon liquidation, dissolution, or winding up of the Company shall not have exceeded 2.5 times the original purchase price of such shares.

Upon the occurrence of a Liquidation Event, defined as a consolidation, merger, or sale of the Company, Management was entitled to receive the first 10% of any liquidation proceeds pursuant to an Incentive Plan (see Note 13). The distribution of such proceeds were to be to the Incentive Plan participants (senior management and

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s founders) based on both their respective equity ownership in the Company and a variable percentage which was subject to Board approval.

As a result of the issuance of Series E, the conversion prices of the Series A, Series B, Series C, Series C-1 and Series D were adjusted to the following rates: Series A $4.30 per share, Series B $12.35 per share, Series C $7.50 per share, Series C-1 $5.90 per share and Series D of $4.00 per share.

Each share of preferred stock was convertible at any time into shares of common stock based on the conversion price then in effect. Conversion was automatic in the event of a public offering of common stock at a price of at least $12.50 per share with gross proceeds of at least $25 million. Each holder of preferred stock was entitled to the number of votes equal to the number of whole shares of common stock into which the shares held by the holder were then convertible at each meeting of the stockholders of the Company. All series of preferred stock had anti-dilution protection in the event the Company issued shares at a purchase price less than $2.50.

All classes of preferred stock were redeemable by the holder on or after August 1, 2008. Series E ranked senior to all other classes of stock and may have been redeemed at 1.63 times its original purchase price plus all declared but unpaid dividends. The aggregate redemption value for the Series A-D shares was equal to the Cap Amount. In the event that any series of preferred stock was converted into common stock prior to redemption, the aggregate redemption value of the remaining series of preferred stock remained equal to the Cap Amount. The redemption value for the Series A-D shares was equal to the liquidation preference in effect on the redemption date for each series of preferred stock as adjusted by a formula set forth in the prior certificate of incorporation. Upon the initiation of the Cap Amount, the carrying values of Series A, Series B, Series C and Series C-1 were in excess of their individual redemption values. The carrying value of Series D was below its individual redemption value. The differences between the carrying value of each series of preferred stock and its respective redemption value (as adjusted for the Cap Amount for Series A-D) was being accreted as preferred stock dividends using the interest method over the period to the redemption date. Such accretion amounted to $1.8 million, $3.2 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with the closing of the Company’s IPO on July 2, 2007, all outstanding shares of convertible preferred stock were converted into 17,257,362 shares of common stock.

11.	Convertible Preferred Stock Warrants

In prior years, the Company issued fully vested warrants to purchase 97,324 shares of preferred stock in connection with a master lease and various equipment lease agreements. The exercise prices of the warrants range from $2.50 to $24.50 per share and the warrants expire 10 years from the date of issue. The Company recorded the fair value of the warrants totaling $383,000 as deferred financing costs with an offset to warrants to purchase redeemable preferred stock. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The deferred financing costs were being amortized to interest expense over the respective agreement on a straight line basis. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $7,000, $33,000 and $33,000 in interest expense.

Upon adoption of FSP 150-5 (July 1, 2005), the Company reclassified the carrying value of its warrants to purchase shares of its convertible preferred stock from mezzanine equity to a liability and adjusted the warrants to fair value. The fair value of the convertible preferred stock warrants at December 31, 2006 was approximately $1.0 million. The fair value of warrants was estimated using the Black-Scholes option pricing model. The Company continued to adjust the liabilities for changes in fair value until the completion of the IPO, which closed on July 2, 2007, at which time the carrying value of liabilities of $2.2 million was reclassified to stockholders’ equity (deficit) (see Note 1).

To reflect the increase in fair value of the preferred stock warrants, the Company recorded charges of $1.2 million, $224,000 and $14,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Common Stock Subject to Put

In prior years, the Company issued 347,635 shares of Common Stock Subject to Put. The carrying value of the Common Stock Subject to the Put right is being accreted to the put obligation over the three year term using the effective interest rate method. For the years ended December 31, 2007, 2006 and 2005, the Company accreted a total of $103,000, $141,000 and $132,000, respectively. During October 2007, the put right associated with 212,000 shares expired unexercised and the carrying value of the shares of $2.7 million was reclassified to common stock and additional paid in capital.

13.	Stockholders’ Equity (Deficit)

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s IPO on June 26, 2007, eligible employees and non-employees were granted options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder. The Plans provide for the issuance of a maximum of 5.4 million shares of common stock. The exercise price is determined by the Board of Directors, which is generally equal to fair value for incentive stock options and is determined on a per-grant basis for nonqualified options. The vesting period of options granted under the Plans is determined by the Board of Directors, generally ratably over a four-year period. The options expire 10 years from the date of the grant. As of December 31, 2007, 1,732,376 shares were available for grant under the 2007 Plan and as of December 31, 2006 1,063,229 shares were available for grant under the 1999 Plan.

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

In connection with the adoption of SFAS 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The weighted-average expected option term for options granted during the year ended December 31, 2006 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the weighted average vesting period. Estimated volatility for the year ended December 31, 2006 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures. There were no options granted during the year ended December 31, 2007.

The following are the weighted-average assumptions used in valuing the stock options granted during The Year Ended December 31, 2006, and a discussion of the Company’s assumptions

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend yield	0.00%
Expected volatility	63.37%
Risk-free interest rate	4.76%
Expected life of options (in years)	6.02

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

The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $4.30. Options granted in the year ended December 31, 2005 were issued prior to the adoption of SFAS 123R. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $302,000 and $178,000, respectively.

A summary of the Plan is presented below:

	Number of	Weighted-Average
	Shares	Exercise Price

Options outstanding at December 31, 2004	3,028,080	$0.45
Options granted	838,902	3.50
Options exercised	306,378	0.45
Options forfeited	175,641	1.10
Options expired	12,000	1.65

Options outstanding at December 31, 2005	3,372,963	1.15
Options granted	342,710	7.25
Options exercised	652,677	0.35
Options forfeited	301,855	2.25
Options expired	37,201	2.80

Options outstanding at December 31, 2006	2,723,940	2.00
Options granted	—	—
Options exercised	580,727	1.50
Options forfeited	95,133	4.27
Options expired	8,646	4.21

Options outstanding at December 31, 2007	2,039,434	$2.01

Options exercisable at December 31, 2007	1,617,366	$1.21

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
			Remaining		Weighted	Remaining
		Weighted	Contractual		Average	Contractual
	Options	Average	Life	Options	Exercise	Life
Range of Exercise Prices	Outstanding	Exercise Price	(Years)	Exercisable	Price	(Years)

$0.00 — $3.67	1,473,221	$0.56	6.08	1,383,893	$0.51	6.05
$3.68 — $7.34	350,625	$4.41	7.71	173,312	$4.42	7.60
$7.35 — $11.00	215,588	$7.97	8.11	60,161	$7.95	7.26

	2,039,434	$2.01	6.58	1,617,366	$1.21	6.23

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $8.7 million, $3.7 million and $1.1 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2007 was $62.5 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2007 was $50.8 million. The weighted average remaining contractual life for all options outstanding and all options exercisable under the Company’s stock plans as of December 31, 2007 was 6.58 years and 6.23 years, respectively. As of December 31, 2007, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $772,000, which the Company expects to recognize over a weighted average period of approximately 1.4 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

Our nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapses at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee A summary of the status for nonvested stock awards as of December 31, 2007 is presented as follows:

			Total of Shares	Weighted
		Restricted	Number	Average
	Restricted	Stock	Underlying	Grant-Date Fair
Nonvested Stock Awards	Stock	Units	Awards	Value

Nonvested at December 31, 2006	—	—	—	—
Granted	798,132	65,027	863,159	$14.04
Vested	249	—	249	11.45
Forfeited	26,100	1,300	27,400	13.08

Nonvested at December 31, 2007	771,783	63,727	835,510	$14.08

The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2007 was $15.6 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2007 was 3.3 years.

We granted nonvested stock awards at no cost to recipients during the year ended December 31, 2007. As of December 31, 2007, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $9.9 million, which the Company expects to recognize over a weighted average period of

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 2.12 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Incentive Plan

In connection with the Series E offering, the Company created a management incentive plan (the Incentive Plan) for certain officers, founders and key employees of the Company. Under the terms of the Incentive Plan, up to 10% of any liquidation proceeds from the consolidation, merger, or sale of the Company will be distributed to the plan participants. Of the potential payout to a plan participant, 75% is based on a pre-determined formula with the remaining 25% of the payout at the discretion of the administrators of the Incentive Plan. The potential payout is reduced by any amounts the participant would receive in the liquidation through stock option exercises or stock ownership. The Incentive Plan terminated upon the closing of the Company’s IPO on July 2, 2007 in connection with the automatic conversion of the Company’s outstanding convertible preferred stock.

Common Stock Warrants

In prior years, the Company had granted an aggregate of 403,368 warrants to purchase common stock. The common stock warrants began to expire in February 2006 through to April 2015 with exercise prices ranging from $3.00 to $24.50. As of December 31, 2007, warrants to purchase 30,395 shares of common stock were outstanding. As of December 31, 2006, warrants to purchase 62,057 shares of common stock were outstanding.

Shares Reserved for Issuance

At December 31, 2007, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under 2007 Equity Incentive Plan	1,732,376
Common stock available for outstanding options	2,039,434
Common stock warrants	30,395

3,802,205

14.	Employee Benefit Plans

The Company has a 401(k) Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company made $343,000, $221,000 and $181,000 in contributions to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

15.	Related Party Transactions

During December 2007, the Company entered into a services agreement with an aggregated value of approximately $150,000 with a third party for which the Chairman of the Board of the Company is also a member of the third party’s board of directors. As of December 31, 2007, no services were provided and no amounts were payable to the third party.

On August 1, 2003, the Company entered into a Licensing and Services Agreement with a counterparty that until November 27, 2006 was a stockholder of the Company. Pursuant to the terms of the Licensing and Services Agreement, the Company granted the counterparty a license to certain digital marketing intelligence data and products. In 2007, 2006 and 2005, the Company recognized revenues of $3.7 million in each year. In relation to this counterparty, there were $0 included in our accounts receivable balance as of December 31, 2007 and 2006.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Geographic Information

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$77,029	$60,550	$46,900
Canada	4,674	3,150	2,479
United Kingdom/Other	5,450	2,593	888

Total Revenues	$87,153	$66,293	$50,267

The composition of the Company’s property, plant and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2007	2006
	(In thousands)

United States	$6,527	$6,525
Canada	183	305
United Kingdom	157	150

Total	$6,867	$6,980

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(Unaudited)
	(In thousands)

Revenues	$25,274	$22,389	$20,809	$18,681	$18,237	$16,165	$16,906	$14,985

Cost of revenues(1)	6,528	5,942	6,000	5,388	5,230	4,977	5,205	5,148
Selling and marketing(1)	8,135	7,390	6,683	6,451	5,634	5,171	5,323	5,345
Research and development(1)	3,026	3,018	2,813	2,556	2,341	2,273	2,258	2,137
General and administrative(1)	3,605	3,059	2,428	2,507	2,302	1,897	2,176	1,918
Amortization	169	211	293	293	334	333	333	371

Total expenses from operations	21,463	19,620	18,217	17,195	15,841	14,651	15,295	14,919

Income from operations	3,811	2,769	2,592	1,486	2,396	1,514	1,611	66
Interest income (expense), net	1,206	1,180	144	97	113	84	23	11
Gain (loss) from foreign currency	25	(111)	(202)	(8)	149	3	(33)	6
Revaluation of preferred stock warrant liabilities	—	82	(1,288)	11	(9)	(6)	(211)	2

Income before income taxes	5,042	3,920	1,246	1,586	2,649	1,595	1,390	85
Benefit (provision for) income taxes	7,703	(129)	(6)	46	50	—	—	—

Net income	12,745	3,791	1,240	1,540	2,599	1,595	1,390	85
Accretion of redeemable preferred stock	—	(21)	(923)	(885)	(848)	(812)	(777)	(742)

Net income (loss) attributable to common stockholders	$12,745	$3,770	$317	$655	$1,751	$783	$613	$(657)

Net income (loss) attributable to common stockholders:	$12,732	$3,748	$282	$622	$1,716	$748	$579	$(691)
Basic	$0.45	$0.13	$0.00	$0.00	$0.00	$0.00	$0.00	$(0.19)
Diluted	$0.42	$0.12	$0.00	$0.00	$0.00	$0.00	$0.00	$(0.19)
Weighted-average number of shares used in per share calculation — common stock
Basic	27,795,936	27,248,379	4,933,081	4,196,736	3.972.087	3.958.059	3.843.579	3.609.928
Diluted	29,859,926	29,545,321	4,933,081	4,196,736	3.972.087	3.958.059	3.843.579	3.609.928
Net income attributable to common stockholders per common share subject to put:
Basic	$0.53	$0.19	$0.10	$0.09	$0.10	$0.10	$0.10	$0.10
Diluted	$0.50	$0.18	$0.10	$0.09	$0.10	$0.10	$0.10	$0.10
Weighted-average number of shares used in per share calculation — common stock subject to put
Basic	193,244	347,635	347,635	347,635	347,635	347,635	347,635	347,635
Diluted	193,244	347,635	347,635	347,635	347,635	347,635	347,635	347,635

1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Cost of revenues	$134	$76	$60	$9	$6	$4	$2	$—
Selling and marketing	500	298	172	39	27	23	26	6
Research and development	117	67	53	8	7	4	2	—
General and administrative	440	264	186	51	40	40	10	1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission (SEC) for newly public companies.

Changes in Internal Control Over Financial Reporting

In October 2007, we hired a Director of Corporate Compliance to help strengthen our internal controls. Other than that activity, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2007:

Number of
Securities
Remaining Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average	Under Equity
	Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options,	Securities
	Options, Warrants	Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,039,434	$2.01	1,732,376	(1)
Equity compensation plans not approved by security holders.	—	—	—

Total	2,039,434	$2.01	1,732,376

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2) All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.

(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.		Exhibit Document

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3	.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
4	.1(1)	Specimen Common Stock Certificate (Exhibit 4.1)
4	.2(1)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)
4	.3(1)	Amendment, Waiver and Termination Agreement by and among comScore, Inc. and certain holders of preferred stock, dated June 8, 2007 (Exhibit 10.20)
4	.4(1)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)
4	.5(1)	Stock Restriction and Put Right Agreement by and among comScore Networks, Inc., 954253 Ontario, Inc. and Rice and Associates Advertising Consultants, Inc., dated January 1, 2005 (Exhibit 4.16)
10	.1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10	.2(2)	1999 Stock Plan (Exhibit 4.2)
10	.3(1)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)
10	.4(1)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)
10	.5(1)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)
10	.6(2)	2007 Equity Incentive Plan (Exhibit 4.3)
10	.7(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)
10	.8(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)
10	.9(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)
10	.10(1)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)
10	.11(1)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)
10	.12(1)	Lease Agreement by and between comScore Networks, Inc. and Comstock Partners, L.C., dated June 23, 2003, as amended (Exhibit 10.12)
10	.13(1)	Separation Agreement with Sheri L. Huston, dated February 28, 2006 (Exhibit 10.13)
10	.14(1)	Letter Agreement with John M. Green, dated May 8, 2006 (Exhibit 10.14)
10	.15(1)	Letter Agreement with Gregory Dale, dated September 27, 1999 (Exhibit 10.15)
10	.16(1)	Letter Agreement with Christiana Lin, dated December 29, 2003 (Exhibit 10.16)
10	.17(1)	Letter Agreement by and between comScore, Inc. and 11465 SH I, LC, dated June 4, 2007 (Exhibit 10.19)
10	.18(1)	Letter Agreement by and between comScore, Inc. and Citadel Equity Fund Ltd. dated May 25, 2007 (Exhibit 10.21)
10	.19†(1)	Licensing and Services Agreement, as amended, by and between Citadel Investment Group, L.L.C. and comScore Networks, Inc., dated August 1, 2003 (Exhibit 10.22)
10	.20(3)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young
24.1		Power of Attorney (see signature page)
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Document

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham, Ph.D.
Magid M. Abraham, Ph.D.
President, Chief Executive
Officer and Director

March 11, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Magid M. Abraham, Ph.D. and John M. Green, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Magid M. Abraham, Ph.D. Magid M. Abraham, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2008

/s/ John M. Green John M. Green	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008

/s/ Gian M. Fulgoni Gian M. Fulgoni	Executive Chairman of the Board of Directors	March 11, 2008

/s/ Thomas D. Berman Thomas D. Berman	Director	March 11, 2008

/s/ Bruce Golden Bruce Golden	Director	March 11, 2008

/s/ William J. Henderson William J. Henderson	Director	March 11, 2008

/s/ Ronald J. Korn Ronald J. Korn	Director	March 11, 2008

/s/ Frederick R. Wilson Frederick R. Wilson	Director	March 11, 2008