Form 10-K/A
period 2007-12-31
COMSCORE, INC.
filed 2008-04-29
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 31, 2008, there were 28,551,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc’s Annual Report on Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission, or SEC, on March 11, 2008 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2007, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted. In addition, pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications, and we are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

COMSCORE, INC.

AMENDMENT NO. 1
TO
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our executive officers and directors as of March 31, 2008:

Name	Age	Position

Magid M. Abraham	49	President, Chief Executive Officer and Director
Gian M. Fulgoni	60	Executive Chairman of the Board of Directors and Director
John M. Green	56	Chief Financial Officer
Gregory T. Dale	38	Chief Technology Officer
Christiana L. Lin	38	General Counsel and Chief Privacy Officer
Thomas D. Berman(1)(2)	49	Director
Bruce Golden(3)	49	Director
William J. Henderson(2)(3)	60	Director
Frederick R. Wilson(1)(2)	46	Director
Ronald J. Korn(1)(3)	68	Director

(1)	member of audit committee

(2)	member of compensation committee

(3)	member of nominating and governance committee

Magid M. Abraham, Ph.D., one of our co-founders, has served as President, Chief Executive Officer and a director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Since May 2006, Dr. Abraham has also been a member of the board of directors of ES3, LLC, a privately held storage and logistics services company. Dr. Abraham holds a Ph.D. in Operations Research and an M.B.A. from MIT and an Engineering degree from the École Polytechnique in France.

Gian M. Fulgoni, one of our co-founders, has served as Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served on that board of directors from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of INXPO, LLC, an Illinois-based provider of virtual events, since July 2005. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.

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

Thomas D. Berman has served as a director since August 2001. Mr. Berman is a partner with Adams Street Partners LLC, where he has led investments in information technology and business services companies since 1990. He served on the board of directors of PathScale, Inc. from May 2004 to April 2006 and has served on the boards of directors of Adams Harris, Inc. since March 2006 and Luminary Micro, Inc. since July 2007. Mr. Berman holds an S.B. in Electrical Engineering from MIT and an S.M. from the Sloan School of Management at MIT.

Bruce Golden has served as a director since June 2002. He is a partner at Accel Partners, which he joined in 1997. Mr. Golden has led a number of investments in enterprise software and Internet-related companies while at Accel and currently serves as a member of the boards of directors of several private companies. Mr. Golden holds an M.B.A. from Stanford University and a B.A. from Columbia University.

William J. Henderson has served as a director since August 2001. Mr. Henderson was the 71st Postmaster General of the United States. He served in that position from May 1998 until his retirement in May 2001. Mr. Henderson also served as the Chief Operations Officer of Netflix, Inc. from January 2006 until February 2007. Mr. Henderson also currently serves on the board of directors of Acxiom Corporation, where he has been a director since June 2001. Mr. Henderson holds a B.S. from the University of North Carolina at Chapel Hill and served in the U.S. Army.

Ronald J. Korn has served as a director since November 2005. Since 1991, he has served as the President of Ronald Korn Consulting, which provides business and marketing services. Mr. Korn served as a director, chairman of the audit committee, and member of the loan committee of Equinox Financial Corporation from 1999 until its acquisition in October 2005. Since 2002, he has served as a director, chairman of the audit committee and a member of the compensation and nominating and governance committees of PetMed Express, Inc., and since July 2003, he has served as a director, chairman of the audit committee and a member of the compensation committee of Ocwen Financial Corporation. Prior to that, Mr. Korn was a partner and employee of KPMG, LLP, from 1961 to 1991, where he was the managing partner of KPMG’s Miami office from 1985 until 1991. Mr. Korn holds a B.S. from the Wharton School of Business at the University of Pennsylvania and a J.D. from New York University Law School.

Frederick R. Wilson has served as a director since August 1999. He has served as managing partner of Union Square Ventures since August 2003. He is also a managing partner of Flatiron Partners and has held that position since August 1996. He holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania and an S.B. in Mechanical Engineering from MIT.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain of our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Such executive officers, directors and greater than 10% holders are required to furnish us with copies of all of these forms that they file. Certain executives of our company hold a power of attorney to enable such individuals to file ownership and change in ownership forms on behalf of the reporting persons.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2007, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees of the company, including our principal executive officer, principal financial officer and principal accounting officer or controller. The full text of our Code of Business Conduct and Ethics is posted under the “Investor Relations” section on our website at http://www.comscore.com.

Stockholder Nominations of Directors

We have not previously been required to disclose our policy on accepting nominations to the board of directors from our stockholders.

The nominating and governance committee of our board of directors identifies director nominees by first evaluating the current members of the board of directors willing to continue in service. Current members with skills and experience that are relevant to our business and who are willing to continue in service are considered for nomination. If any member of the board of directors does not wish to continue in service, or the committee or board of directors decides not to nominate a member for re-election, the committee identifies the desired skills and experience of a new nominee. Current members of the board of directors and senior management are then polled for their recommendations. To date, we have not engaged third parties to identify or evaluate potential nominees; however, the committee may do so in the future.

The nominating and governance committee will also consider nominees recommended by stockholders, and any such recommendations should be forwarded to our Corporate Secretary in writing at our executive offices. In accordance with our bylaws, such recommendations should include the following information:

•	the name, age, business address and residence address of the proposed candidate;

•	the principal occupation or employment of the proposed candidate;

•	the class and number of shares of our stock that the proposed candidate beneficially owns;

•	a description of all arrangements or understandings between the stockholder making the recommendations and each director nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder; and

•	any other information relating to such director candidate that is required to be disclosed in solicitations of proxies for elections of directors or is otherwise required pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such nominee’s written consent to being named in any proxy statement as a nominee and to serve as a director if elected).

The nominating and governance committee evaluates individual director candidates based upon a number of criteria, including:

•	a high degree of personal and professional integrity;

•	commitment to promoting the long term interests of our stockholders;

•	broad general business experience and acumen, which may include experience in management, finance, marketing and accounting, with particular emphasis on technology companies;

•	adequate time to devote attention to the affairs of our company;

•	an ability to bring balance to our board of directors in light of our company’s current and anticipated needs and in light of the skills and attributes of the other board members; and

•	other attributes relevant to satisfying the requirements imposed by the SEC and NASDAQ.

Audit Committee

We have a separately-designated audit committee of our board of directors established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee is currently comprised of Ronald J. Korn (chair), Thomas D. Berman and Frederick R. Wilson, each of whom is independent within the meaning of the requirements of the Sarbanes-Oxley Act of 2002 and applicable SEC and NASDAQ rules. Ronald J. Korn is chairman of our audit committee as well as our audit committee financial expert, as defined under SEC regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2007 are Magid M. Abraham, John M. Green, Gian M. Fulgoni, Gregory T. Dale and Christiana L. Lin. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Our Philosophy

The objective of our compensation programs for employees is to attract and retain top talent. Our compensation plans are designed to motivate and reward employees for achievement of positive business results and also to promote and enforce accountability. In determining the compensation arrangement of our senior executives, we are guided by the following key principles:

•	Attract and Retain Top Talent. Our compensation arrangements should be sufficient to allow us to attract, retain and motivate executives with the necessary skills and talent to successfully manage our business. We recognize that the marketplace for our executives is not necessarily the same as for our business. For example, the marketplace for a chief financial officer may include all public companies, while the marketplace for a chief operating officer would be further focused on digital marketing intelligence providers. In order to attract, motivate and retain such executives, we seek to compensate our executives at levels that are consistent with or more attractive than other available opportunities in the respective executive’s marketplace.

•	Promote Business Performance Accountability. Compensation should be tied, in part, to financial performance of our business so that executives are held accountable through their compensation for contributions to our performance as a whole through the performance of the businesses for which they are responsible.

•	Promote Individual Performance Accountability. Compensation should be tied, in part, to the individual executive’s performance to encourage and reflect individual contributions to our performance. Our board of directors considers individual performance as well as performance of the businesses and responsibility areas that an individual oversees and weights these factors as appropriate in assessing a particular individual’s performance.

•	Align Stockholder Interests. Compensation should be tied, in part, to our financial performance through equity awards, which help to align our executives’ interests with those of our stockholders.

•	Maintain an Independent Process. Compensation should be assessed with independence and objectivity to protect the interests of the business and its stockholders while also providing fair compensation to our executives. An independent committee of our board of directors should be, and is, responsible for reviewing and establishing the compensation for our Chief Executive Officer and Executive Chairman, and for reviewing and approving the compensation recommendations made by our Chief Executive Officer for all of our other named executive officers.

Application of our Philosophy

Our executive compensation and benefit program aims to encourage our management team to continually pursue our strategic opportunities while effectively managing the risks and challenges inherent to our business. Specifically, we have created an executive compensation package that we believe balances short-term and long-term components, cash and equity elements, and fixed and contingent payments, in ways that are appropriate to incentivize our senior management and reward them for achieving the following goals:

•	develop a culture that embodies a passion for our business, creative contribution and a drive to achieve established goals and objectives;

•	provide leadership to the organization in such a way as to maximize the results of our business operations;

•	lead us by demonstrating forward thinking in the operation, development and expansion of our business;

•	effectively manage organizational resources to derive the greatest value possible from each dollar invested; and

•	take strategic advantage of the market opportunity to expand and grow our business.

Our executive compensation structure aims not only to compensate top talent at levels that our board of directors believes are consistent with or more attractive than other opportunities in an executive’s marketplace, but also to be fair relative to compensation paid to other professionals within our organization, relative to our short- and long-term performance results and relative to the value we deliver to our stockholders. We seek to maintain a performance-oriented culture with a compensation approach that rewards our executive officers when we achieve our goals and objectives, while putting at risk an appropriate portion of their compensation against the possibility that our goals and objectives may not be achieved. Overall, our approach is designed to relate the compensation of our executive officers to: the achievement of short- and long-term goals and objectives; their willingness to challenge and improve existing policies and structures; and their capability to take advantage of unique opportunities and overcome difficult challenges within our business.

Role of Our Compensation Committee

Our compensation committee approves, administers and interprets our executive compensation and benefit policies, including our 1999 Stock Plan, our 2007 Equity Incentive Plan and our short-term compensation, long-term incentives and benefits programs. Our compensation committee is appointed by our board of directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Our compensation committee is comprised of Messrs. Berman, Henderson and Wilson, and is chaired by Mr. Henderson.

Our compensation committee reviews and approves our executive compensation and benefit program to ensure that it is consistent with our compensation philosophy and corporate governance guidelines. Our compensation committee also is responsible for establishing the executive compensation packages offered to our executive officers.

Prior to our initial public offering in 2007, our compensation committee had not previously conducted formal surveys or analyses of compensation levels in various marketplaces or engaged compensation consultants to do so on our behalf. However, we believe our executives’ base salary, target annual bonus levels and long-term incentive award values were set at levels that compensate top talent at levels that our board of directors believed were consistent with or more attractive than other opportunities in an executive’s marketplace. This belief is based on the collective experience and knowledge of our board of directors and executive management, as well as an informal review of compensation information gained through marketplace contacts and service providers.

Beginning in December 2007, in addition to utilizing the collective experience and knowledge of our board of directors and executive management and informal reviews of compensation information gained through marketplace contacts and service providers, our compensation committee also selected and directly engaged the services of an independent executive compensation consulting firm, Towers Perrin, to complement the information and guidance provided by our internal resources. No member of the compensation committee or any named executive officer has any affiliation with Towers Perrin. Towers Perrin did not perform any other work for us, and it reported directly to the chairman of the compensation committee.

The compensation committee sought input from Towers Perrin on a range of external market factors, including evolving executive compensation trends. Towers Perrin also provided general observations on our executive compensation programs, and it provided recommendations based on market practice as to the amount or form of compensation for our named executive officers.

Based on the collective inputs from these sources, our compensation committee set our executives’ base salary, target annual bonus levels and long-term incentive award values at levels for our 2008 fiscal year that we believe will be consistent with or more attractive than other opportunities in an executive’s marketplace. As part of their December 2007 study, our compensation committee worked with management to refine our compensation philosophy so that it would target compensation to fall within the 50th percentile range of an identified peer group each of the following compensation categories: executive base salary, target annual bonus levels and long-term incentive awards. The refined compensation philosophy also retains the flexibility of allowing potential cash compensation to fall within the 75th percentile range of the identified peer group for superior performance. In addition, the compensation philosophy employs a long-term incentive program that has as its goal the retention of key employees, the alignment of employee interests with those of stockholders, and adequate simplicity of both comprehension and administration.

The December 2007 study referenced both published compensation survey data of comparably-sized companies and a valuation peer group determined based on inputs from investment banks as well as management input as to companies with whom we compete for executive talent, with median annual revenues of $100 million. Specifically, the peer group consisted of the following companies: Arbitron Inc., Forrester Research, Inc., Greenfield Online, Inc., Harris Interactive Inc., Ipsos Group S.A., MIVA, Inc., Marchex, Inc., Morningstar, Inc., Omniture, Inc., National Research Corporation, Rainmaker Systems, Inc., Taylor Nelson Sofres plc, Think Partnership Inc., Traffix, Inc., ValueClick, Inc. and Website Pros, Inc.

Our compensation committee has taken the following steps to ensure that our executive compensation and benefit program is consistent with both our compensation philosophy and our corporate governance guidelines:

•	regularly reviewed the performance of and the total compensation earned by or awarded to our Chief Executive Officer and Executive Chairman independent of input from them;

•	examined on an annual basis the performance of our other named executive officers and other key employees with assistance from our Chief Executive Officer and Executive Chairman, and approved compensation packages that are believed to be consistent with or more attractive than those generally found in the executive’s marketplace;

•	regularly held executive sessions of compensation committee meetings without management present; and

•	engaged an outside compensation consultant beginning in mid-2007 to review our executive compensation practices and provide comparison to other opportunities in the marketplaces for our executives in connection with setting compensation for our 2007 bonus target levels and 2008 fiscal year base salaries and equity-award levels.

Components of our Executive Compensation Program.

Our executive compensation program consists of three components: short-term compensation (including base salary and annual performance bonuses), long-term incentives (including equity awards in the form of stock options, restricted stock units and/or restricted stock awards) and benefits.

Our compensation committee evaluates executive compensation and strives to apply the mix of these components in a manner that implements our philosophy while meeting our objectives to attract and retain top talent using compensation that is consistent with or more attractive than other opportunities while also adjusting for individual relative performance and responsibilities as well as our business goals. Our compensation committee has no formal policy or target for allocating compensation among the compensation components described above. However, the compensation committee generally assigns a portion of our executives’ total compensation to performance-based bonuses and equity compensation, in order to focus our executives on achievements that will enhance stockholder value and based on the results of its December 2007 study.

Short-term Compensation

We utilize short-term compensation, including base salary, annual adjustments to base salary and annual performance bonuses, to motivate and reward our key executives in accordance with our performance-based program. Each individual’s short-term compensation components are tied to an annual assessment of his or her progress against established objectives.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as to reflect market conditions as indicated by reference to the company’s peer group. As we considered our executives’ compensation for 2007, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. In establishing the 2007 base salaries of the executive officers, our compensation committee and management took into account a number of factors, including the executive’s seniority, position and functional role, level of responsibility and, to the extent such individual was employed by us for at least the prior six months, his or her accomplishments against personal and group objectives. In 2007, none of our named executive officers were newly hired. In addition, we consider the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows. For newly hired executives, we have historically considered the base salary of the individual at his or her prior employment, any unique personal circumstances that motivated the executive to leave that prior position to join us and the particular role being filled.

The base salary of our executive officer group is reviewed on an annual basis, and adjustments are made to reflect performance-based factors, as well as marketplace conditions and the overall performance of our business. Increases are considered within the context of our overall annual merit increase structure as well as individual and marketplace factors. We do not apply specific formulas to determine increases. Generally, executive officer salaries are adjusted effective the first quarter of each year based on a review of:

•	their achievement of specific objectives established during the prior review;

•	an assessment of their professional effectiveness, consisting of a portfolio of competencies that include leadership, commitment, creativity and organizational accomplishment; and

•	their knowledge, skills and attitude, focusing on capabilities, capacity and the ability to drive results.

Magid M. Abraham, our Chief Executive Officer, periodically reviews the performance of our executive officers on the bases noted above and recommends to the compensation committee any base salary changes or bonuses deemed appropriate.

In late 2007, based on its December 2007 study, our compensation committee approved an increase of the base salaries of our executive officers beginning in our 2008 fiscal year in order to be in line with our company’s compensation philosophy of providing executive base salaries at the 50th percentile range of our company’s peer group. The changes in base salary for each named executive officer were as follows:

	2007 Base	2008 Base	Percentage
Name and Principal Position	Salary	Salary(1)	Increase

Magid M. Abraham, Ph.D.	$325,000	$425,000	30.8%
President, Chief Executive Officer and Director
John M. Green	270,000	302,400	12.0
Chief Financial Officer
Gian M. Fulgoni	300,000	375,000	25.0
Executive Chairman of the Board of Directors
Gregory T. Dale	260,000	275,600	6.0
Chief Technology Officer
Christiana L. Lin	200,000	250,000	25.0
General Counsel and Chief Privacy Officer

(1)	Effective beginning March 1, 2008.

Annual Performance Bonuses

Annual performance bonuses for our executive officers are tied to the achievement of our annual company goals and objectives, functional area goals, and/or individual performance objectives. Annual performance bonuses are primarily guided by our objectives of accountability for individual and business performance. We set clearly defined goals for each executive officer, with an emphasis on quantifiable and achievable targets. A portion of each executive officer’s bonus is clearly tied to the achievement of specific targets relative to the performance of the particular business segment or functional area for which they are responsible, with the remainder tied to similar targets relative to our overall financial performance. Individual awards under the program are based on a thorough review of the applicable performance results of our company, business, function or individual as compared to the applicable goals.

Target bonuses are set at a percentage of actual full-year salary. Our compensation committee approves these percentages for our executive officers based on a determination of the appropriate portion of total compensation that should be at risk for a particular executive officer. Generally, target bonuses for our most senior executive officers are set at a higher percentage of salary than for our other executive officers, so as to recognize their broader responsibility for company-wide results and to place a greater portion of their total compensation at risk against the achievement of overall goals and objectives. The 2007 target bonus and actual bonus award levels for our executive officers were as follows:

	2007 Actual Bonus
	Level as a % of	2007 Bonus Target
	2007 Full-Year	Level as a % of 2007
Name and Principal Position	Salary(1)	Full-Year Salary

Magid M. Abraham, Ph.D.	29%	45%
President, Chief Executive Officer and Director
John M. Green	23	35
Chief Financial Officer
Gian M. Fulgoni	29	45
Executive Chairman of the Board of Directors
Gregory T. Dale	23	35
Chief Technology Officer
Christiana L. Lin	21	30
General Counsel and Chief Privacy Officer

(1)	Payments were made on February 25, 2008.

In order to further improve our company’s retention objectives and alignment of executive compensation with stockholder interests, a portion of each named executive officer’s bonus was issued in shares of restricted common stock. The stock-based portion of each named executive officer’s bonus represented 25% of each executive’s target bonus for 2007. The restricted common stock includes a right of repurchase by the Company that lapses following the one (1) year anniversary of the grant. The grants were based on the dollar amount of the stock-based portion of the bonuses plus a premium of 25% of the stock-based portion of the bonus, made in recognition of delay in receipt of payment and constraints on liquidity due to inherent and regulatory restrictions on trading by insiders. The number of shares underlying the grants was calculated using the closing price of our common stock as reported on the NASDAQ Global Market on February 25, 2008, the date we paid 2007 bonuses to our named executive officers.

Magid M. Abraham, our Chief Executive Officer, and Gian M. Fulgoni, our Executive Chairman of the Board of Directors, were our only named executive officers that earned annual performance bonuses for the 2007 fiscal year that were tied solely to quantitative factors. Both Dr. Abraham and Mr. Fulgoni’s respective bonuses for the 2007 fiscal year, paid in the first quarter of 2008, were based on a combination of total revenue and EBITDA achieved by the Company in 2007. Dr. Abraham earned $95,317 in bonus for the year ended December 31, 2007, which amount represented 65% of his target bonus of $146,985. Mr. Fulgoni earned $88,931 for the year ended December 31, 2007, which amount also represented 65% of his target bonus of $136,350. We established these revenue and EBITDA targets such that, if the Company and the officer performed as expected, he will have achieved 50% to 75% of the target bonus.

The annual performance bonuses established for the 2007 fiscal year were based on a mix of quantitative and qualitative factors several of which were the satisfactory completion of specific projects or initiatives. At the end of each fiscal year, each executive officer completes a self-assessment of his or her performance in the context of their bonus criteria. Dr. Abraham reviews these self-assessments and makes a recommendation to our compensation committee on the achievement of the target bonus amounts. Messrs. Green and Dale and Ms. Lin earned 66%, 66% and 69% of their respective target bonus amounts for fiscal year 2007, which amounts were $62,819, $59,879 and $32,775, respectively, and were paid in the first quarter of 2008. Twenty-five percent of the bonus payments made to Messrs. Green and Dale and Ms. Lin were based on our EBITDA achievement in 2007. The remaining 75% of the bonus payments made to Messrs. Green and Dale and Ms. Lin, were not driven by formulas. Instead, targets were based on qualitative factors, such as preparation for our initial public offering, development of new technology or expansion into new markets.

Based on its review of its December 2007 study, our compensation committee also approved a change to bonus targets for 2008 fiscal year bonuses so that the target bonus in conjunction with the salary compensation would be in line with our compensation philosophy of falling within the 50th percentile range of our company’s peer group. The bonus targets for each executive for the 2008 fiscal year bonuses were as follows:

2008 Bonus Target
Level as a % of 2008
Name and Principal Position	Full-Year Salary

Magid M. Abraham, Ph.D.	80%
President, Chief Executive Officer and Director
John M. Green	50
Chief Financial Officer
Gian M. Fulgoni	80
Executive Chairman of the Board of Directors
Gregory T. Dale	35
Chief Technology Officer
Christiana L. Lin	35
General Counsel and Chief Privacy Officer

Long-term Compensation

Long-term equity based incentives are primarily guided by our objective of aligning executive compensation with the interests of our stockholders. Grants of stock options, restricted stock units and restricted stock made to executive officers are designed to provide them with incentive to execute their responsibilities in such a way as to generate long-term benefit to us and our stockholders. Through possession of stock options, restricted stock units and shares of restricted stock, our executives participate in the long-term results of their efforts, whether by appreciation of our company’s value or the impact of business setbacks, either company-specific or industry based. Additionally, stock options, restricted stock units and shares of restricted stock provide a means of ensuring the retention of key executives, in that they are in almost all cases subject to vesting over an extended period of time.

Stock options, restricted stock units and shares of restricted stock are granted periodically, and are typically subject to vesting based on the executive’s continued employment. Most of these grants vest evenly over four years, beginning on the date of the grant. In addition to time-based vesting, a portion of certain options granted to Dr. Abraham and Mr. Fulgoni in December 2003 vested according to defined EBITDA, Net Income and Revenue performance milestones, rather than based solely on length of service. However, all such performance milestones have been achieved as of December 31, 2007, with the final milestones having been met during 2007. Other than the granting of these options in December 2003, we have not used performance milestone-based vesting for any of our employees.

Prior to 2007, our long-term compensation equity grants consisted solely of stock options granted by our board of directors based upon the recommendations of our compensation committee. Prior to the pricing of our initial public offering on June 26, 2007, the exercise price of options was determined by our board of directors after taking into account a variety of factors, including the quality and growth of our management team and specific and general market comparables within our industry. In addition, our board of directors took into account the valuation opinion of an outside consultant, who provided valuations of our common stock at periodic intervals, and often at times when significant grants were expected to be made. Beginning in 2007, we began to use shares of restricted common stock as a form of long-term compensation. Such grants have been made by our board of directors upon the recommendations of our compensation committee. Prior to the pricing of our initial public offering on June 26, 2007, the value of our restricted stock was determined by our board of directors after taking into account a variety of factors, including the quality and growth of our management team and specific and general market comparables within our industry. We expect to continue to predominantly use restricted stock awards in favor of stock options as a form of long-term, stock-based compensation in the foreseeable future. Following our initial public offering on June 26, 2007, the value of restricted stock has been based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of the grant.

Historically, upon joining us, each executive was granted an initial option award that is primarily based on competitive conditions applicable to the executive’s specific position. After our initial public offering, upon joining us, each executive is granted an initial restricted stock award that is primarily based on competitive conditions applicable to the executive’s specific position. In addition, the compensation committee considers the number of shares subject to options or shares of restricted stock owned by other executives in comparable positions within our company when determining the number of shares to grant to each executive, as well as the number of shares that remain unvested. Based upon the findings of the December 2007 study conducted by our compensation committee, we believe this strategy is consistent with the approach of our peer group and, in our compensation committee’s view, is appropriate for aligning the interests of our executives with those of our stockholders over the long term.

Periodic awards to executive officers are made based on an assessment of their sustained performance over time, their ability to impact results that drive value to our stockholders and their organization level. Equity awards are not granted automatically to our executives on an annual basis. Magid M. Abraham, our Chief Executive Officer, periodically reviews the performance of our executive officers on the basis noted above and recommends to the compensation committee any equity awards deemed appropriate. The compensation committee reviews any such recommendations and presents them to our board of directors for approval, if appropriate.

Based upon the recommendations of our compensation committee, our board of directors granted 242,000 shares of restricted common stock to our named executive officers during 2007. These grants were generally made during regularly scheduled board meetings. Additionally, in connection with its December 2007 study, our compensation committee approved guidelines for restricted stock awards to be granted in the first quarter of 2008 based on each executive’s respective 2007 base salary as well as the number of shares that remain unvested. The target percentages for each executive are as follows:

Restricted Stock
Award Value as a
Name and Principal Position	% of Base Salary

Magid M. Abraham, Ph.D.	200%
President, Chief Executive Officer and Director
John M. Green	100
Chief Financial Officer
Gian M. Fulgoni	150
Executive Chairman of the Board of Directors
Gregory T. Dale	60
Chief Technology Officer
Christiana L. Lin	50
General Counsel and Chief Privacy Officer

On February 18, 2008, our compensation committee approved specific restricted common stock awards for our executives using the targets established as part of its December 2007 study, as well as factors such as the number of unvested shares remaining from option grants previously awarded to the executive and the amount of restricted common stock awarded to an executive that remains subject to a right of repurchase. The 2008 restricted common stock awards made to our executive officers are as follows:

2008 Restricted
Name and Principal Position	Stock Award(1)

Magid M. Abraham, Ph.D.	37,594
President, Chief Executive Officer and Director
John M. Green	26,749
Chief Financial Officer
Gian M. Fulgoni	24,878
Executive Chairman of the Board of Directors
Gregory T. Dale	8,846
Chief Technology Officer
Christiana L. Lin	8,846
General Counsel and Chief Privacy Officer

(1)	comScore’s right of repurchase lapses for 25% of the total number shares subject to the original grant each year following the anniversary of the grant

Benefits and Perquisites

We provide the following benefits to our executive officers on the same basis as the benefits provided to all our employees:

•	health and dental insurance;

•	life insurance;

•	short-and long-term disability; and

•	401(k) plan.

These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

In general, we do not view perquisites as a significant component of our executive compensation structure. However, the compensation committee has the authority to approve perquisites, primarily for retention purposes or to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations.

Total Compensation

We intend to continue our strategy of compensating our named executive officers at levels consistent with or more attractive than other opportunities for each type of executive, with the opportunity to impact their total annual compensation through performance-based incentive programs that include both cash and equity elements. Our approach to total executive compensation is designed to drive results that maximize our financial performance and deliver value to our stockholders. In light of our compensation philosophy, we believe that the total compensation package for our executives should continue to consist of base salary, annual cash performance bonus and long-term equity-based incentives, reflecting our key compensation principles of compensation to attract and retain top talent, accountability for individual and business performance, and alignment with stockholder interests, respectively. We do not consider benefits to be a key element in attracting executive officers, and we typically offer largely the same benefits to our executive officers as to our other employees. Historically, we have typically offered a combination of short-term and long-term compensation to suit our executives’ preferences. Certain of our executives who joined us earlier in our history preferred to accept more long-term compensation in the form of stock options, as the potential return was higher at that stage and our ability to fund short-term cash compensation was more limited. At the same time, certain of our executives have preferred greater short-term compensation and reduced long-term compensation. As we have become more profitable and our common stock has become publicly traded, our ability to attract executives through short-term compensation has increased. Accordingly, we expect that our decisions regarding the relationship among our elements of compensation will become less dependent upon our stage as a growing company and more dependent upon our key compensation principles.

Evolution of our Compensation Approach

Our compensation approach is necessarily tied to our stage of development as a company. Accordingly, the specific direction, emphasis and components of our executive compensation program will continue to evolve as our company and its underlying business strategy continue to grow and develop. For example, we have reduced our executive compensation program’s emphasis on stock options as a long-term incentive component in favor of other forms of equity compensation such as restricted stock awards. Similarly, we continue to revise how we measure senior executive performance to take into account the unique requirements of being a public company, including, but not limited to, strict compliance with the standards of the Sarbanes Oxley Act. In addition, we undertook the study in December 2007, to assist our compensation committee in continuing to evolve our executive compensation program, and we may look to programs implemented by comparable public companies in refining our compensation approach.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with company management. Based on the compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

William J. Henderson, Chairman
Thomas D. Berman
Frederick R. Wilson

The foregoing compensation committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

Executive Compensation

The following table sets forth summary information concerning compensation for the following persons: (i) our chief executive officer, (ii) our chief financial officer and (iii) the three most highly compensated of our other executive officers who received compensation during 2007 of at least $100,000 and who were executive officers on December 31, 2007. We refer to these persons as our “named executive officers” elsewhere in this Annual Report on Form 10-K/A. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

							Option
						Stock	Awards		All Other
Name and Principal Position	Year		Salary ($)	Bonus ($)		Awards ($)(1)	($)(1)		Compensation ($)		Total ($)

Magid M. Abraham, Ph.D.	2007		326,635	95,317	(2)	209,209	—		3,178	(3)	634,339
President, Chief Executive Officer and Director	2006		297,612	117,273		—	—		3,072	(4)	417,957
John M. Green	2007		271,500	62,819	(5)	219,264	—		3,900	(6)	557,483
Chief Financial Officer	2006	(7)	156,731	47,019		—	87,366	(7)	42	(8)	291,158
Gian M. Fulgoni	2007		303,000	88,931	(9)	156,907	—		4,178	(10)	553,016
Executive Chairman of the Board of Directors	2006		281,635	111,409		—	—		3,072	(4)	396,116
Gregory T. Dale	2007		258,538	59,879	(11)	37,658	—		3,178	(3)	359,253
Chief Technology Officer	2006		222,115	44,423		—	—		3,072	(4)	269,610
Christiana L. Lin	2007		158,958	32,775	(12)	39,750	—		2,482	(13)	233,965
General Counsel and Chief Privacy Officer	2006		149,077	29,815		—	—		2,173	(14)	181,065

(1)	Amounts represent stock-based compensation expense for the corresponding fiscal year for stock-based award granted in the fiscal year as calculated in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Compensation (SFAS No. 123R), and as further described in Note 9 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(2)	Includes an award of 1,996 shares of restricted stock with the value at the time of grant of approximately $36,097 which amounts reflect a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase shall lapse for 100% of the total number shares subject to the original grant following the one (1) year anniversary of the grant.

(3)	Includes discretionary matching contributions of $3,100 by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the officer.

(4)	Includes discretionary matching contributions of $3,000 by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the officer.

(5)	Includes an award of 1,290 shares of restricted stock with the value at the time of grant of approximately $23,336 which amounts reflect a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase shall lapse for 100% of the total number shares subject to the original grant following the one (1) year anniversary of the grant.

(6)	Includes discretionary matching contributions of $3,822 by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the officer.

(7)	Mr. Green was hired in May 2006 and was granted an option award in connection with his initial employment.

(8)	Represents life insurance premium paid by us on behalf of Mr. Green.

(9)	Includes an award of 1,850 shares of restricted stock with the value at the time of grant of approximately $33,471 which amounts reflect a 25% premium in addition to the bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase shall lapse for 100% of the total number shares subject to the original grant following the one (1) year anniversary of the grant.

(10)	Includes discretionary matching contributions of $4,100 by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the officer.

(11)	Includes an award of 1,230 shares of restricted stock with the value at the time of grant of approximately $22,244 which amounts reflect a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase shall lapse for 100% of the total number shares subject to the original grant following the one (1) year anniversary of the grant.

(12)	Includes an award of 647 shares of restricted stock with the value at the time of grant of approximately $11,705 which amounts reflect a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase shall lapse for 100% of the total number shares subject to the original grant following the one (1) year anniversary of the grant.

(13)	Includes discretionary matching contributions of $2,400 by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the officer.

(14)	Includes discretionary matching contributions of $2,000 by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the officer.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to named executive officers in 2007:

		All Other Stock		Grant Date Fair
		Awards: Number of		Value of Stock and
Name	Grant Date	Shares of Stock (#)		Option Awards(1)

Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	3/25/07	100,000	(2)	$1,125,000
John M. Green Chief Financial Officer	3/25/07	30,000	(2)	337,500
Gian M. Fulgoni Executive Chairman of the Board of Directors	3/25/07	75,000	(2)	843,750
Gregory T. Dale Chief Technology Officer	3/25/07	18,000	(2)	205,500
Christiana L. Lin General Counsel and Chief Privacy Officer	3/25/07	19,000	(2)	213,750

(1)	Amounts represent stock-based compensation expense for fiscal year 2007 for stock-based award granted in the fiscal year as calculated in accordance with SFAS No. 123R and as further described in Note 9 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(2)	comScore’s right of repurchase shall lapse for 25% of the total number shares subject to the original grant each year following the anniversary of the grant.

In addition, on February 18, 2008, we issued grants of restricted common stock in lieu of cash representing 25% of each named executive officer’s target bonus plus a 25% premium in recognition of the compensation delay and constraints on liquidity due to inherent and regulatory restrictions on trading by insiders.

Outstanding Equity Awards at December 31, 2007

The following table shows all outstanding equity awards held by the named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
						Number of		Market
	Number of Securities					Shares of		Value of
	Underlying Unexercised			Option	Option	Stock that		Shares of Stock
	Options (#)			Exercise	Expiration	Have not		that Have not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Vested ($)(1)

Magid M. Abraham, Ph.D.	541,099	—		$0.25	12/16/2013	100,000	(3)	$3,263,000
President, Chief Executive Officer and Director
John M. Green	16,250	81,250	(2)	7.50	5/9/2016	30,000	(3)	978,900
Chief Financial Officer
Gian M. Fulgoni	233,345	—		0.25	12/16/2013	75,000	(3)	2,447,250
Executive Chairman of the Board of Directors
Gregory T. Dale	34,127	—		0.25	4/28/2014	18,000	(3)	587,340
Chief Technology	25	—		0.25	4/28/2014
Officer	11,979	—		0.25	4/28/2014
	70	—		0.25	4/28/2014
	18,125	—		0.25	4/28/2014
	27,500	2,500	(2)	0.25	4/28/2014
	28,333	11,667	(2)	2.45	2/2/2015
	7,500	7,500	(2)	4.50	12/28/2015
Christiana L. Lin	208	—		0.25	4/28/2014	19,000	(3)	619,970
General Counsel and	1,693	968	(2)	0.25	4/28/2014
Chief Privacy Officer	5,000	5,000	(2)	4.50	12/28/2015

(1)	Market value of shares of stock that have not vested is computed based on $32.63 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2007.

(2)	1/48th of the total number shares subject to the original option vest monthly.

(3)	comScore’s right of repurchase lapses for 25% of the total number shares subject to the original grant each year following the anniversary of the grant.

Option Exercises and Stock Vested Table

The following table shows all stock options exercised and value received upon exercise for the named executive officers for the year ended December 31, 2007. No stock awards held by our named executive officers vested during the year ended December 31, 2007.

Option Awards
Number of Shares
	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)(1)

Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	—	—
John M. Green Chief Financial Officer	32,501	$128,379
Gian M. Fulgoni Executive Chairman of the Board of Directors	—	—
Gregory T. Dale Chief Technology Officer	—	—
Christiana L. Lin General Counsel and Chief Privacy Officer	13,959	$156,341

(1)	Reflects the difference between the market price of our common stock at exercise and the exercise price of the option.

Employment Agreements and Potential Payments upon Termination or Change-In-Control

We currently do not have an employment agreement with any of our named executive officers. We have offer letter agreements with Gregory T. Dale, our Chief Technology Officer, Christiana L. Lin, our General Counsel and Chief Privacy Officer, and John M. Green, our Chief Financial Officer. We do not have offer letter agreements or employment agreements with Magid M. Abraham, our President and Chief Executive Officer, or Gian M. Fulgoni, our Executive Chairman of the Board of Directors.

In September 1999, we entered into an offer letter agreement with Gregory T. Dale. The letter agreement set forth Mr. Dale’s base salary of $105,000 per year, an annual performance bonus of up to 15% of Mr. Dale’s base salary and a grant of options for the purchase of 50,000 shares of our common stock. Mr. Dale’s current annual base salary is $275,600. Mr. Dale is entitled to receive all normal benefits provided to our employees including health insurance and three weeks paid vacation. In December 1999, Mr. Dale was granted a stock option to purchase an aggregate of 55,000 shares of our common stock at an exercise price of $0.50 per share pursuant to this agreement. The shares subject to the options vested over the next four years in equal monthly installments.

In December 2003, we entered into an offer letter agreement with Christiana L. Lin. The letter agreement set forth Ms. Lin’s base salary of $106,000 per year. Ms. Lin’s current annual base salary is $250,000. Ms. Lin is entitled to receive all normal benefits provided to our employees including health insurance and twelve days paid vacation. The offer letter agreement provides that our employment relationship with Ms. Lin’s employment is at will, and we or Ms. Lin may terminate the relationship at anytime.

In May 2006, we entered into an offer letter agreement with John M. Green. The letter agreement set forth Mr. Green’s base salary of $250,000 per year, an annual performance bonus of up to 30% of Mr. Green’s base salary and a grant of options for the purchase of 130,000 shares of our common stock. Mr. Green’s current annual base salary is $302,400. In May 2006, Mr. Green was granted a stock option to purchase an aggregate of 130,000 shares of our common stock at an exercise price of $7.50 per share pursuant to this agreement. The shares subject to the options vest over the four years following the start of Mr. Green’s employment in equal monthly installments. Upon a change of control, if Mr. Green loses his position as Chief Financial Officer or is not provided an equivalent position, any remaining unvested shares under this option shall fully vest. Also, upon a change of control, if Mr. Green is provided with an alternative but diminished position, the lesser of either (i) any remaining unvested shares under this option or (ii) 32,500 shares under this option shall fully vest. The offer letter agreement provides that we may terminate Mr. Green’s employment at any time with or without cause. In the event we terminate Mr. Green without cause, Mr. Green is entitled to severance for six pay periods. If we terminate his employment or he resigns, he is entitled to receive any unpaid prorated base salary along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us.

If Mr. Green is terminated by us without cause, he will receive a severance payment of $57,692.40. Other than the severance payment to Mr. Green, our named executive officers are not otherwise entitled to additional payments or benefits upon a change in control or termination of their respective employment.

Upon a change of control, the options held by Mr. Green at December 31, 2007 would immediately vest as indicated in the table below. Furthermore, assuming a fair market value of our common stock of $32.63 per share, which represents the closing market price of our common stock as reported on the Nasdaq Global Market on December 31, 2007, Mr. Green would obtain an immediate increase in the value of his option holdings as indicated in the table below.

	Stock Option
	Shares	Exercise	Increase in
Change of Control Scenario	Vesting	Price	Fair Value

Complete termination as Chief Financial Officer	97,500	$7.50	$2,450,175
Continued employment but in an alternative but diminished position	32,500	$7.50	$816,725

Additionally, certain shares of the restricted common stock held by Dr. Abraham, Mr. Fulgoni and Mr. Green at December 31, 2007 for which the Company has a right of repurchase are subject to “single trigger” acceleration, which results in the repurchase right fully lapsing upon the occurrence of a “change of control” event. In general terms, the restricted stock agreements for Dr. Abraham, Mr. Fulgoni and Mr. Green define a “change of control” event as an acquisition of at least 50% of the voting control of the Company, a sale or merger of the Company or the sale of substantially all the assets of the Company.

Restricted
Common Stock
Shares Vesting
Upon a Change
Name	of Control

Magid M. Abraham, Ph.D.	100,000
President, Chief Executive Officer and Director
John M. Green	30,000
Chief Financial Officer
Gian M. Fulgoni	75,000
Executive Chairman of the Board of Directors

Director Compensation

The following table sets forth certain information concerning cash and non-cash compensation earned by the non-employee members of our board of directors in 2007:

	Fees Earned or	Stock
Name	Paid in Cash	Awards(1)		Total

Thomas D. Berman(2)	$12,500	$24,703	(3)	$37,203
Bruce Golden	12,500	24,703	(3)	37,203
William J. Henderson	16,250	24,703	(3)	40,953
Ronald J. Korn	17,500	24,703	(3)	42,203
Frederick R. Wilson	12,500	24,703	(3)	37,203

(1)	Amounts represent stock-based compensation expense for the corresponding fiscal year for stock-based award granted in the fiscal year as calculated in accordance with SFAS No. 123R and as further described in Note 9 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 11, 2008.

(2)	All compensation paid to Mr. Berman is assigned to BVCF IV, L.P.

(3)	Represents shares of restricted common stock subject to a right of repurchase by comScore until the earlier of (i) the date that is one (1) day prior to the date of the 2008 annual meeting of our stockholders or (ii) the one (1) year anniversary of such director’s service as a director since our initial public offering, subject to such director continuing to serve on our board of directors at such date.

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are less than $10,000 in the aggregate for any non-employee director during fiscal 2007 and are not included in the immediately preceding table. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.

Retainers and Meeting Fees:  During fiscal 2007, our non-employee directors were eligible to receive an annual cash retainer of $25,000 for service on our board of directors, and the chairs of certain of the standing committees of our board of directors were eligible to receive annual cash retainers as follows: $10,000 per year for the chair of our audit committee and $7,500 per year for the chair of our compensation committee. Such fees became effective at the beginning of the third quarter of 2007, following our initial public offering, and the amounts paid were accordingly prorated for that portion of the year.

Other Equity-Based Compensation:  Outside directors are also eligible to receive stock awards and option grants under our 2007 Equity Incentive Plan. Following our initial public offering, our non-employee directors became entitled to an annual grant of restricted stock having a value of $50,000 at the time of grant. The total amount of each annual grant of restricted stock shall remain unvested until the earlier of (i) the date of the respective director’s first anniversary of joining our board of directors, (ii) the date of the first annual stockholders’ meeting following the date of grant or (iii) a change of control. The board of directors has discretion to accelerate or modify such vesting schedule due to special circumstances. Upon the closing of our initial public offering on July 2, 2007, each of our non-employee directors was granted restricted stock having a value of $50,000 at the time of the grant, which resulted in grants of 2,231 shares of common stock to each of Messrs. Berman, Golden, Henderson, Korn and Wilson.

Compensation Committee Interlocks and Insider Participation

During 2007, William J. Henderson, Thomas D. Berman and Frederick R. Wilson served on our compensation committee. None of the members of our compensation committee in 2007 was a present or former officer or employee of our company. In addition, during 2007, none of our officers had an “interlock” relationship, as that term is defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 31, 2008, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of

March 31, 2008 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after March 31, 2008. A total of 28,551,389 shares of our common stock were outstanding as of March 31, 2008.

Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11465 Sunset Hills Road, Suite 200, Reston, Virginia 20190.

	Amount and Nature	Percentage of
Name and Address	of Beneficial	Common Stock
of Beneficial Owner	Ownership(1)	Outstanding

5% Stockholders:
Accel Partners(2)	5,902,859	20.7%
CVCA, LLC and related entities(3)	1,744,338	6.1%
Lehman Brothers Inc.(4)	1,699,157	6.0%
Adams Street Partners LLC(5)	1,703,387	6.0%
T. Rowe Price Associates, Inc.(6)	1,701,156	6.0%
Directors and Named Executive Officers:
Magid M. Abraham, Ph.D.(7)	1,840,234	6.3%
Gian M. Fulgoni(8)	1,518,987	5.3%
Gregory T. Dale(9)	112,343	*
John M. Green(10)	117,710	*
Christiana L. Lin(11)	62,089	*
Thomas D. Berman(12)	1,703,387	6.0%
Bruce Golden(13)	5,905,090	20.7%
William J. Henderson(14)	34,272	*
Ronald J. Korn(15)	15,897	*
Frederick R. Wilson(16)	578,229	2.0%
All directors and executive officers as a group (ten persons)(17)	11,888,238	40.3%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the Securities and Exchange Commission.

(2)	Includes shares held by Accel VII L.P., Accel Internet Fund III L.P. and Accel Investors ’99 L.P. (together, the “Accel Funds”). Accel VII Associates L.L.C. is a general partner of Accel VII L.P. and has sole voting and dispositive power with respect to the shares held by Accel VII L.P. Accel Internet Fund III Associates L.L.C. is a general partner of Accel Internet Fund III L.P. and has sole voting and dispositive power with respect to the shares held by Accel Internet Fund III L.P. James W. Breyer, Arthur C. Patterson, Theresia Gouw Ranzetta, James R. Swartz, and J. Peter Wagner are managing members of Accel VII Associates L.L.C. and Accel Internet Fund III Associates L.L.C. and share voting and dispositive powers. They are also the General Partners of Accel Investors ’99 L.P. and share voting and dispositive power with respect to the shares held by Accel Investors ’99 L.P. The general partners and managing members disclaim beneficial ownership of the shares owned by the Accel Funds except to the extent of their proportionate pecuniary interest therein. The address for Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(3)	Includes shares held by CVCA, LLC (“CVCA”) and J.P. Morgan Partners (BHCA), L.P. (“BHCA”). The sole member of CVCA is BHCA. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, BHCA may be deemed to beneficially own the shares held by CVCA; however, the foregoing shall not be construed as an admission that BHCA is the beneficial owner of such shares. The general partner of BHCA is JPMP Master Fund Manager, L.P. (“JPMP MFM”). The general partner of JPMP MFM is JPMP Capital Corp. (“JPMP Capital”), a wholly owned subsidiary of JPMorgan Chase & Co. Each of JPMP MFM and JPMP

Capital may be deemed, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, to beneficially own the shares held by JPMP MFM and BHCA; however, the foregoing shall not be construed as an admission that CVCA or JPMP Capital is the beneficial owner of such shares. JPMP Capital exercises voting and dispositive power over the securities held by CVCA and BHCA. Voting and disposition decisions at JPMP Capital are made by an investment committee of three or more of its officers, and therefore no individual officer of JPMP Capital is the beneficial owner of the securities. The address for each of CVCA, BHCA, JPMP MFM and JPMP Capital is c/o J.P. Morgan Partners, LLC, 270 Park Avenue, New York, New York 10017.

(4)	Shares which may deemed to be beneficially owned by Lehman Brothers Inc. include shares held by the following wholly owned subsidiaries and affiliates of Lehman Brothers Inc.: LB I Group Inc., Lehman Brothers Venture Partners L.P. and Lehman Brothers Venture Capital Partners I, L.P. Lehman Brothers Inc. is a direct wholly owned subsidiary of Lehman Brothers Holding Inc., a reporting company under the Securities Exchange Act of 1934, which has voting and investment control over the shares held by these entities. No individual officer of Lehman Brothers Holding Inc. has voting or investment control over these shares. The address for Lehman Brothers Inc. is 3000 Sand Hill Road, Building 3, Suite 190, Menlo Park, CA 94025.

(5)	BVCF IV, L.P., the entity that holds these shares, is managed by its general partner, Adams Street Partners, LLC. Adams Street Partners, LLC is an investment advisor registered with the U.S. Securities and Exchange Commission and is responsible for voting these shares. Adams Street Partners, LLC disclaims beneficial ownership of these shares except to the extent of its proportionate pecuniary interest therein. Mr. Thomas D. Berman is a partner and member of the direct investment sub-committee of Adams Street Partners, LLC and disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. Mr. Berman holds 2,231 (these shares are held in the name of BVCF IV, LP) shares of common stock granted to him pursuant to a restricted stock sale agreement with a right of repurchase held by the Company. Mr. Berman has assigned all of his interest in these shares to BVCF IV, L.P. and disclaims beneficial ownership of these shares except to the extent of his proportion or pecuniary interest therein. See also footnote (12).

(6)	These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address for T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, MD 21202.

(7)	Includes 541,099 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 581,876 shares held by the Abraham Family Trust, of which Mr. Abraham and his wife, Linda Abraham, are co-trustees and share voting and investment control. Mr. and Mrs. Abraham disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests. Also includes 27,940 shares subject to options held by Mrs. Abraham that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 114,590 shares held directly by Mr. Abraham and 23,673 shares held by Mrs. Abraham subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(8)	Includes 233,345 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 82,978 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(9)	Includes 63,561 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 23,576 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(10)	Includes 29,791 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 50,539 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(11)	Includes 8,910 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 23,743 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(12)	This total includes 1,701,156 shares held by JP Morgan Chase Bank as custodian for BVCF IV, L.P. Mr. Berman is a partner of Adams Street Partners, LLC, the administrative member of BVCF IV, L.P., and is deemed to have voting and investment control over these shares. Mr. Berman disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. See footnote (5) of this table for further details of ownership by Adams Street Partners, LLC. Additionally, includes 2,231 issued to BVCF IV, L.P. subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements. Such right of repurchase shall lapse on the earlier of the (i) next annual meeting of the Company or (ii) July 2, 2008.

(13)	This total includes 5,902,859 shares owned by the Accel Funds. Bruce Golden is a partner of Accel Partners. Mr. Golden disclaims beneficial ownership of any of the Accel Funds’ shares except to the extent of his proportionate pecuniary interest therein. See footnote (2) of this table for further details of ownership by Accel Funds. Additionally, includes 2,231 shares held directly by Mr. Golden that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements. Such right of repurchase shall lapse on the earliest of the (i) next annual meeting of the Company or (ii) July 2, 2008.

(14)	Includes 12,041 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Additionally, includes 2,231 shares held directly by Mr. Henderson that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements. Such right of repurchase shall lapse on the earliest of the (i) next annual meeting of the Company or (ii) July 2, 2008.

(15)	Includes 4,916 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Additionally, includes 2,231 shares held directly by Mr. Korn that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements. Such right of repurchase shall lapse on the earliest of the (i) next annual meeting of the Company or (ii) July 2, 2008.

(16)	Includes 575,998 shares held by entities affiliated with Flatiron Partners. Frederick Wilson, a member of our board of directors and a managing member of Flatiron Partners, shares voting and investment power with Jerry Colonna, and Bob Greene over the shares of common stock owned by the Flatiron Funds and Flatiron Associates entities. Such individuals disclaim beneficial ownership of these shares except to the extent of their respective proportionate pecuniary interest therein. Additionally, includes 2,231 shares held directly by Mr. Wilson that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements. Such right of repurchase shall lapse on the earliest of the (i) next annual meeting of the Company or (ii) July 2, 2008.

(17)	Includes 921,603 shares subject to options that are immediately exercisable or exercisable within 60 days of the March 31, 2008. Also includes 330,254 shares subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

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

Certain Relationships and Related Transactions

Policies and Procedures for Transactions with Related Persons

Related person transactions, which we define as all transactions involving an executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons, are reviewed and approved by the audit committee of our board of directors and a majority of disinterested directors on our board of directors. Prior to our initial public offering, related party transactions were not reviewed by our audit committee, however, such transactions were reviewed and approved by a majority of disinterested directors on our board of directors.

In any transaction involving a related person, our audit committee and board of directors consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on a director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available.

After considering all such facts and circumstances, our audit committee and board of directors determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or NASDAQ listing requirements.

Each transaction described below was entered into prior to the adoption of our audit committee charter. Accordingly, each was approved by disinterested members of our board of directors after making a determination that the transaction was executed on terms no less favorable than those we could have obtained from unrelated third parties.

The policies and procedures described above for reviewing and approving related person transactions are not in writing. However, the charter for our audit committee provides that one of the committee’s responsibilities is to review and approve in advance any proposed related person transactions.

Transactions and Relationships with Directors, Officers and Five Percent Stockholders

We believe that there has not been any other transaction or series of transactions during 2007 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” in Part III, Item 11 of this Annual Report on Form 10-K/A and as described below.

Linda Abraham

Since 2006, Linda Abraham, the spouse of our President and Chief Executive Officer, Magid Abraham, has held the positions of acting Executive Vice President for Finance, Telecom and Pharmaceuticals and Executive Vice President for Product Management. Ms. Abraham remains employed as our Executive Vice President for Product

Management. In this position, Ms. Abraham earned approximately $208,000 in salary in 2007 and received an award of restricted stock with a value at the time of grant of approximately $236,250 in 2007.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Director Independence

Our board of directors has determined that each of Messrs. Berman, Golden, Henderson, Korn and Wilson is independent under the rules of the Securities and Exchange Commission and the listing standards of the NASDAQ Stock Market; therefore, every member of the audit committee, compensation committee and nominating and governance committee is an independent director in accordance with those standards. There were no related person transactions considered in the last fiscal year in the determination of the independence of the directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees for Fiscal Years 2006 and 2007

The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2006 and 2007, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2006		2007

Audit Fees(1)	$660,000	(2)	$1,850,125	(3)
Audit-Related Fees(4)	—		67,170
Tax Fees(5)	129,895		116,637
All Other Fees	169,346		177,056

Total Fees	$959,241		$2,210,988

(1)	Audit fees represent fees for professional services relating to the audit of our financial statements included in our Annual Report on Form 10-K and our registration statements on Form S-1 and the review of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit fees billed related to our registration statements on Form S-1 and to the audit of our financial statements for the period ended December 31, 2006.

(3)	Audit fees billed with respect to the audit of our financial statements for the year ended December 31, 2007, reviews of our 2007 quarterly interim financial statements and our registration statements on Form S-1.

(4)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees.”

(5)	Tax fees principally represent fees for professional services for tax compliance and tax advice.

The audit committee meets regularly with Ernst & Young LLP throughout the year and reviews both audit and non-audit services performed by Ernst & Young LLP as well as fees charged for such services. The audit committee has determined that the provision of the services described above is compatible with maintaining Ernst & Young LLP’s independence in the conduct of its audit functions.

Pre-Approval Policies and Procedures

Our audit committee has adopted and our board of directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. During 2006 and 2007, all services provided by Ernst & Young LLP were pre-approved by our audit committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. See Index to Consolidated Financial Statements at Item 8 of our Annual Report on Form 10-K filed March 11, 2007 with the SEC.

(2) All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of our Annual Report on Form 10-K filed March 11, 2007 with the SEC.

(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.		Exhibit Document

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3	.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
4	.1(1)	Specimen Common Stock Certificate (Exhibit 4.1)
4	.2(1)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)
4	.3(1)	Amendment, Waiver and Termination Agreement by and among comScore, Inc. and certain holders of preferred stock, dated June 8, 2007 (Exhibit 10.20)
4	.4(1)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)
4	.5(1)	Stock Restriction and Put Right Agreement by and among comScore Networks, Inc., 954253 Ontario, Inc. and Rice and Associates Advertising Consultants, Inc., dated January 1, 2005 (Exhibit 4.16)
10	.1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10	.2(2)	1999 Stock Plan (Exhibit 4.2)
10	.3(1)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)
10	.4(1)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)
10	.5(1)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)
10	.6(2)	2007 Equity Incentive Plan (Exhibit 4.3)
10	.7(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)
10	.8(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)
10	.9(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)
10	.10(1)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)
10	.11(1)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)
10	.12(1)	Lease Agreement by and between comScore Networks, Inc. and Comstock Partners, L.C., dated June 23, 2003, as amended (Exhibit 10.12)
10	.13(1)	Separation Agreement with Sheri L. Huston, dated February 28, 2006 (Exhibit 10.13)
10	.14(1)	Letter Agreement with John M. Green, dated May 8, 2006 (Exhibit 10.14)
10	.15(1)	Letter Agreement with Gregory Dale, dated September 27, 1999 (Exhibit 10.15)
10	.16(1)	Letter Agreement with Christiana Lin, dated December 29, 2003 (Exhibit 10.16)
10	.17(1)	Letter Agreement by and between comScore, Inc. and 11465 SH I, LC, dated June 4, 2007 (Exhibit 10.19)
10	.18(1)	Letter Agreement by and between comScore, Inc. and Citadel Equity Fund Ltd. dated May 25, 2007 (Exhibit 10.21)
10	.19†(1)	Licensing and Services Agreement, as amended, by and between Citadel Investment Group, L.L.C. and comScore Networks, Inc., dated August 1, 2003 (Exhibit 10.22)
10	.20(3)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)
21	.1*	List of Subsidiaries
23	.1*	Consent of Ernst & Young
24	.1*	Power of Attorney
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Document

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested

*	Previously filed with the Registrant’s Annual Report on Form 10-K, filed March 11, 2008.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham, Ph.D.
Magid M. Abraham, Ph.D.
President, Chief Executive
Officer and Director

Date: April 29, 2008