Form 10-Q
period 2008-03-31
COMSCORE, INC.
filed 2008-05-15
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2008, there were 28,623,218 shares of the registrant’s common stock outstanding.

comScore, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except share
	and per share data)
Assets
Current assets:
Cash and cash equivalents	$54,139	$68,368
Short-term investments	49,227	28,449
Accounts receivable, net of allowances of $277 and $234, respectively	24,796	23,446
Prepaid expenses and other current assets	1,947	1,620
Restricted cash	—	1,385
Deferred tax asset	129	176

Total current assets	130,238	123,444
Long-term investments	8,271	7,924
Property and equipment, net	9,506	6,867
Other non-current assets	163	168
Long-term deferred tax asset	6,323	7,888
Intangible assets, net	10	17
Goodwill	1,364	1,364

Total assets	$155,875	$147,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$964	$1,140
Accrued expenses	6,404	6,838
Deferred revenues	36,838	33,045
Deferred rent	366	154
Capital lease obligations	919	900

Total current liabilities	45,491	42,077
Capital lease obligations, long-term	740	977
Deferred rent, long-term	2,482	181

Total liabilities	48,713	43,235
Commitments and contingencies
Common Stock subject to put; 135,635 shares issued and outstanding at March 31, 2008 and December 31, 2007	1,815	1,815
Stockholders’ equity
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 28,426,890 and 27,960,573 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	28	28
Treasury stock, 97,002 and 24,677 shares at cost, at March 31, 2008 and December 31, 2007, respectively	(965)	—
Additional paid-in capital	184,888	183,433

Accumulated other comprehensive (loss) income	(295)	1
Accumulated deficit	(78,309)	(80,840)

Total stockholders’ equity	105,347	102,622

Total liabilities and stockholders’ equity	$155,875	$147,672

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands except share
	and per share data
Revenues	$26,370	$18,681

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	7,017	5,388
Selling and marketing(1)	8,945	6,451
Research and development(1)	3,070	2,556
General and administrative(1)	3,886	2,507
Amortization of intangible assets resulting from acquisitions	7	293

Total expenses from operations	22,925	17,195

Income from operations	3,445	1,486
Interest income, net	819	97
Loss from foreign currency	(55)	(8)
Revaluation of preferred stock warrant liabilities	—	11

Income before income taxes	4,209	1,586

Provision for income taxes	(1,678)	(46)

Net income	2,531	1,540
Accretion of redeemable preferred stock	—	(885)

Net income attributable to common stockholders	$2,531	$655

Net income attributable to common stockholders per common share:
Basic	$0.09	$0.00
Diluted	$0.08	$0.00
Weighted-average number of shares used in per share calculation — common stock:
Basic	28,200,934	4,196,736
Diluted	29,998,490	4,196,736
Net income attributable to common stockholders per common share subject to put:
Basic	$0.09	$0.09
Diluted	$0.08	$0.09
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic and diluted	135,635	347,635
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$141	$9
Selling and marketing	421	39
Research and development	114	8
General and administrative	467	51

Comprehensive income:
Net income	$2,531	$1,540
Other comprehensive income:
Foreign currency cumulative translation adjustment	(77)	5
Unrealized loss on marketable securities	(219)	—

Total comprehensive income	$2,235	$1,545

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Operating activities
Net income	$2,531	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,035	861
Amortization of intangible assets resulting from acquisitions	7	293
Provisions for bad debts	65	51
Stock-based compensation	1,143	107
Revaluation of preferred stock warrant liabilities	—	(11)
Amortization of deferred finance costs	—	1
Deferred rent	(25)	(37)
Deferred tax provision (benefit)	1,613	(19)

Changes in operating assets and liabilities:
Accounts receivable, net	(1,467)	(843)
Prepaid expenses and other current assets	(326)	(3)
Other non-current assets	2	(6)
Accounts payable, accrued expenses, and other liabilities	(648)	(1,184)
Deferred rent	2,541	—
Deferred revenues	3,864	2,406

Net cash provided by operating activities	10,335	3,156
Investing activities
Recovery (payment of) restricted cash	1,385	(2)
Purchase of investments	(51,793)	(1,575)
Sales and maturities of investments	30,450	1,100
Purchase of property and equipment	(3,682)	(494)

Net cash used in investing activities	(23,640)	(971)
Financing activities
Proceeds from the exercise of common stock options and warrants	369	140
Repurchase of common stock	(965)	—
Principal payments on capital lease obligations	(218)	(665)

Net cash used in financing activities	(814)	(525)

Effect of exchange rate changes on cash	(110)	14

Net (decrease) increase in cash and cash equivalents	(14,229)	1,674

Cash and cash equivalents at beginning of period	68,368	5,032

Cash and cash equivalents at end of period	$54,139	$6,706

Supplemental cash flow disclosures
Accretion of preferred stock	$—	$885
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
     In connection with the IPO, the Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of the then outstanding common stock and convertible preferred stock effective June 21, 2007. All share and per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.
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
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 11, 2008 with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter. All references to March 31, 2008 and 2007 or to the three months ended March 31, 2008 and 2007 in the notes to the consolidated financial statements are unaudited.
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

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Cash and Cash Equivalents, Investments, and Restricted Cash
     Cash and cash equivalents consist of highly liquid investments. Cash and cash equivalents consists primarily of bank deposit accounts, certificates of deposit and U.S. treasury bills.
     Investments, which consist principally of U.S. treasury notes and auction rate securities, are stated at fair market value. These securities are accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments.
     The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, due primarily to changes in market demand, and not because of increased credit risk, and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.
     Interest income on investments was $857,000 and $190,000 for the three months ended March 31, 2008 and 2007, respectively.
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
     Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill required under SFAS 142 at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2007 and determined that there was no impairment of goodwill. There have been no indicators of impairment since the October 1, 2007 test through March 31, 2008.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful
Lives
(Years)
Non-compete agreements	3 to 4
Customer relationships	1 to 3
Acquired methodologies/technology	1 to 3
Trademarks and brands	2

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Impairment of Long-Lived Assets
     Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the three months ended March 31, 2008 and 2007. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.
Foreign Currency Translation
     The Company applies SFAS No. 52, Foreign Currency Translation, with respect to its international operations. The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income. The Company incurred foreign currency transaction losses of $55,000 and $8,000 for the three months ended March 31, 2008 and 2007. These losses primarily related to U.S. dollar and Euro denominated transactions within the Company’s foreign subsidiaries.
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
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Effective January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment (SFAS 123R), including the fair value recognition provisions, using the prospective method. Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled. Subsequent to the adoption of SFAS 123R, the Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $1.1million and $107,000 for the three months ended March 31, 2008 and 2007, respectively.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. As of March 31, 2008 and December 31, 2007, the Company had unrecognized tax benefits of $71,000 on a tax effected basis, all of which would effect the Company’s tax rate if recognized.
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
     In addition, the Company’s series of convertible redeemable preferred stock that were outstanding until their automatic conversion upon the completion of the IPO on July 2, 2007 were considered participating securities as they were entitled to an 8% noncumulative preferential dividend before any dividends could be paid to common stockholders. The Company includes its participating preferred stock in the computation of earnings per share using the two-class method in accordance with EITF 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128 (EITF 03-06).
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

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Stock options and restricted stock units	9,171	2,557,884
Convertible preferred stock warrants	—	113,129
Common stock warrants	2,000	62,057
Convertible preferred stock	—	17,257,362

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	share and per share data

Calculation of basic and diluted net income per share — two class method:
Net income	$2,531	$1,540
Accretion of redeemable preferred stock	—	(885)
Accretion of common stock subject to put	—	(33)

Undistributed earnings	2,531	622

Allocation of undistributed earnings:
Common stock	2,531	—
Preferred stock	—	622

Total allocated earnings	$2,531	$622

Net income attributable to common stockholders per common share:
Basic	$0.09	$0.00
Diluted	$0.08	$0.00
Weighted-average shares outstanding-common stock:
Basic	28,200,934	4,196,736
Diluted	29,998,490	4,196,736
Net income attributable to common stockholders per common share subject to put:
Basic	$0.09	$0.09
Diluted	$0.08	$0.09
Weighted-average shares outstanding-common stock subject to put:
Basic	135,635	347,635
Diluted	135,635	347,635
Recent Pronouncements
     In December 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. SAB 110 is effective January 1, 2008. The adoption of SAB 110 did not have a material impact on our consolidated results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting the provisions of SFAS No. 141(R) on its consolidated results of operations and financial position.
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

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of this statement is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company as of January 1, 2008 and are applied prospectively. In February 2008, the FASB agreed to delay the effective date of SFAS No, 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 except as it applies to those non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated results of operations or financial position. See Note 3. Investments and Fair Value Measurements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, however, the Company has not expanded its eligible items subject to the fair value option under SFAS No.159.
3. Investments and Fair Value Measurements
     As of March 31, 2008, the Company had $4.5 million invested in auction rate securities, all of which are classified as long-term investments on its consolidated balance sheet. As of December 31, 2007, the Company had $30.3 million invested in auction rate securities, of which $25.4 million are classified as current, short-term investments and $4.9 million are classified as long-term investments on its consolidated balance sheet.
     Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its investment policy. However, the recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of certain auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. As December 31, 2007, these investments were fully backed by AAA rated bonds and insured against loss of principal and interest by bond insurers. However, certain bond insurers are experiencing financial difficulty and have either had their credit ratings downgraded or have been placed on watch. As of March 31, 2008, all investments maintained investment grade ratings. As of March 31, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers, as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continues to deteriorate, we may further adjust the carrying value of these investments.
     The Company is uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as non-current as of March 31, 2008 and December 31, 2007.
     Marketable securities, which are classified as available-for-sale, are summarized below as of March 31, 2008 and December 31, 2007.

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)
As of March 31, 2008:
U.S. treasury notes	$52,798	$157	$—	$52,955	$49,227	$3,728
Auction rate securities	5,100	—	(557)	4,543	—	4,543

	$57,898	$157	$(557)	$57,498	$49,227	$8,271

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)
As of December 31, 2007:
US government debt securities	$6,005	$38	$—	$6,043	$2,999	$3,044
Auction rate securities	30,550	—	(220)	30,330	25,450	4,880

	$36,555	$38	$(220)	$36,373	$28,449	$7,924

     The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008 and December 31, 2007:

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
As of March 31, 2008
Auction rate securities	$4,543	$(557)	$—	$—	$4,543	$(557)

	$4,543	$(557)	$—	$—	$4,543	$(557)

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
As of December 31, 2007
Auction rate securities	$30,330	$(220)	$—	$—	$30,330	$(220)

	$30,330	$(220)	$—	$—	$30,330	$(220)

     The unrealized losses on the investments were due primarily to changes in market conditions and overall lack of demand for auction rate securities. For all investments, it is expected that the investments will not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until an anticipated recovery of the fair value, the Company does not consider these investments to be other-than temporarily impaired as of March 31, 2008 and December 31, 2007.
     Fair Value Measurements
     The Company adopted SFAS No. 157, on January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value and determines the appropriate classification level for each reporting period. The Company is required to use significant judgments to make this determination.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company’s investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
     The types of instruments valued based on significant other unobservable inputs include illiquid auction rate securities. Such instruments are generally classified within Level 3 of the fair value hierarchy.
     The fair value hierarchy of the Company’s marketable securities at fair value as of March 31, 2008 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
U.S. treasury notes	$52,955	$52,955	$—	$—
Auction rate securities	4,543	—	—	4,543

Total	$57,498	$52,955	$—	$4,543

     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3):

	Short-term	Long-term
	Investments	Investments
	(In thousands)
Balance on January 1, 2008	$—	$4,880
Transfers in and/or (out) of Level 3	—	2,350
Total losses realized/unrealized included in earnings	—	—
Total losses included in other comprehensive income	—	(337)
Settlements	—	(2,350)

Balance on March 31, 2008	$—	$4,543

     For the three months ended March 31, 2008, there were no gains or losses included in earnings that were attributable to the unrealized gains or losses related to Level 3 assets held at March 31, 2008.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
4. Property and Equipment
     Property and equipment, including equipment under capital lease obligations, consists of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)

Computer equipment	$12,146	$16,050
Computer software	2,684	2,529
Office equipment and furniture	1,936	1,408
Leasehold improvements	3,209	1,070

	19,975	21,057

Less: accumulated depreciation and amortization	(10,469)	(14,190)

	$9,506	$6,867

     During the three months ended March 31, 2008, the Company capitalized $2.5 million of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with our Chicago office lease (see Note 5).
     During the three months ended March 31, 2008, $4.7 million of fully depreciated assets were written off.
     For the three months ended March 31, 2008 and 2007, total depreciation expense was $1.0 million and $861,000, respectively.
5. Commitments and Contingencies
Leases
          In December 2007, the Company entered into a 10 year lease with a new landlord for approximately 62,000 square feet of new office space for their corporate headquarters. The Company expects to move its corporate headquarters in June 2008 when its current lease expires. In connection with this lease, the Company expects to record approximately $5.2 million of deferred rent and capitalized assets as result of landlord allowances and abatements. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
          In August 2007, the Company entered into a 10 year lease with a new landlord for approximately 28,000 square feet of new office space for its Chicago office. The Company moved its Chicago office in March 2008. In connection with this lease, the landlord provided $2.5 million in tenant allowances which the Company recorded as deferred rent and capitalized assets. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
Contingencies
          On March 6, 2008, the Company opened a $5.0 million revolving line of credit with an interest rate equal to the BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit is available through March 6, 2009. As of March 31, 2008, no amounts were borrowed against the line of credit. The agreement contains no restrictive covenants.
          As of March 31, 2008, the Company is required to maintain letters of credit in the amount of approximately $3.8 million as additional security deposit pertaining to operating leases. As of December 31, 2007, certain letters of credit were collateralized by $1.4 million in certificates of deposit which were included in Restricted Cash in the Consolidated Balance Sheets. As of March 31, 2008, the security deposits were collateralized by the line of credit, reducing availability under the facility, and the restrictions were removed from the $1.4 million of certificates of deposit which were reclassified to cash and cash equivalents.
     The Company has no asserted claims as of March 31, 2008, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations
6. Income Taxes
     As of March 31, 2008 and December 31, 2007, the Company had a valuation allowance of $21.4 million and $21.3 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Prior to December 31, 2007, management believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, the Company concluded that it was more likely than not that a portion of its deferred tax assets would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, the Company considered its history of profitability, the history of its industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, the Company concluded that it was appropriate to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year into the future. As a result, the Company reversed a portion of its valuation allowance and recognized a net deferred tax asset of $8.1 million as of December 31, 2007.
     As of March 31, 2008, the Company has concluded that there were no events during the quarter that would result in a revaluation of its valuation allowance against deferred tax assets but will continue to evaluate its valuation allowance position on a regular basis. To the extent that the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of the Company’s valuation allowance would have a material impact on the Company’s results from operations
     The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Accordingly, the Company has estimated its annual effective tax rate for the full year and applied that rate to its income before taxes in determining its tax expense for the three months ended March 31, 2008. During the three months ended March 31, 2008 and 2007 the Company recorded an income tax provision of $1.7 million and $46,000, respectively. The tax provision for the three months ended March 31, 2008 was due primarily to current taxes of $65,000 and the utilization of the Company’s U.S. deferred tax assets of $1.7 million, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity. The tax provision for the three months ended March 31, 2007 was comprised of an income tax expense of $65,000, reflecting the Company’s U.S. alternative minimum tax and was partly offset by a decrease of $19,000 in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets. The utilization of the Company’s U.S. deferred tax assets for the three months ended March 31, 2007 was entirely offset by a corresponding release of the valuation allowance.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     As of March 31, 2008 and December 31, 2007, the Company has $71,000 of unrecognized tax benefit liabilities. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
     The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of March 31, 2008 and December 31, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.
          The exercise of stock options during the first quarter of 2008 and 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123R, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, we have not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as we utilize these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid-in capital.
7. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
          Prior to the effective date of the registration statement for the Company’s IPO on June 26, 2007, eligible employees and non-employees were granted options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder. The Plans provide for the issuance of a maximum of 5.4 million shares of common stock. The exercise price is determined by the Board of Directors, which is generally equal to fair value for incentive stock options and is determined on a per-grant basis for nonqualified options. The vesting period of options granted under the Plans is determined by the Board of Directors, generally ratably over a four-year period. The options expire 10 years from the date of the grant. As of March 31, 2008, 1,425,094 shares were available for grant under the 2007 Plan.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     During the three months ended March 31, 2008, no stock options were granted. A summary of the Plans is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (in years)	thousands)
Options outstanding at December 31, 2007	2,039,434	$2.01

Options granted	—	—
Options exercised	202,768	$1.57		$4,077
Options forfeited	12,448	$5.55
Options expired	83	$7.03

Options outstanding at March 31, 2008	1,824,135	$2.03	6.31	$32,886

Options exercisable at March 31, 2008	1,488,760	$1.27	6.00	$27,972

          The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at March 31, 2008. The aggregate intrinsic value of stock option awards exercised was determined at the date of the option exercise. As of March 31, 2008, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $677,000, which the Company expects to recognize over a weighted average period of approximately 1.27 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
          The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. As of March 31, 2008, 47,450 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of March 31, 2008 is presented as follows:

			Total Number	Weighted
		Restricted	of Shares	Average
	Restricted	Stock	Underlying	Grant-Date Fair
Nonvested Stock Awards	Stock	Units	Awards	Value

Nonvested at December 31, 2007	771,783	63,727	835,510	$14.08
Granted	325,356	27,932	353,288	22.62
Vested	143,381	12,575	155,956	11.25
Forfeited	22,773	10,702	33,475	17.07

Nonvested at March 31, 2008	930,985	68,382	999,367	$17.44

          The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of March 31, 2008 was $20.0 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of March 31, 2008 was 3.4 years.
          We granted nonvested stock awards at no cost to recipients during the three months ended March 31, 2008. As of March 31, 2008, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $16.2 million, which the Company expects to recognize over a weighted average period of approximately 2.22 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
          Of the 155,956 shares of the Company’s restricted stock and restricted stock units vesting on March 25, 2008, the Company repurchased 49,552 shares on March 25, 2008 at an aggregate purchase price of approximately $965,000 pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At March 31, 2008, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	1,425,094
Common stock available for outstanding options and restricted stock units	1,892,517
Common stock warrants	26,375

3,343,986

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
8. Related Party Transactions
     During December 2007, the Company entered into a services agreement with an aggregated value of approximately $150,000 with a third party for which the Chairman of the Board of the Company is also a member of the third party’s board of directors. During the three months ended March 31, 2008, the related project was completed and the Company issued payments for services performed to the third party in the amount of $124,000. The Company entered into another services arrangement with the same third party for an aggregated value of $78,000 during the three months ended March 31, 2008. As of March 31, 2008, $78,000 was payable to the third party.
     On August 1, 2003, the Company entered into a Licensing and Services Agreement with a counterparty that until November 27, 2006 was a stockholder of the Company. Pursuant to the terms of the Licensing and Services Agreement, the Company granted the counterparty a license to certain digital marketing intelligence data and products. During each of the three month periods ended March 31, 2008 and 2007 the Company recognized revenues of $925,000. In relation to this counterparty, there were no outstanding amounts included in our accounts receivable balance as of March 31, 2008 and December 31, 2007.
9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2008 and 2007 is set forth below:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)
United States	$23,017	$16,884
Canada	1,413	845
United Kingdom/Other	1,940	952

Total Revenues	$26,370	$18,681

     The composition of the Company’s property, plant and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
United States	$9,212	$6,527
Canada	148	183
United Kingdom/Other	146	157

Total	$9,506	$6,867

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this document. See also “Cautions Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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
     Our total revenues have grown to $87.2 million during the fiscal year ending December 31, 2007 and $26.4 million for the first quarter of 2008 from $15.4 million during the fiscal year ended January 31, 2003. By comparison, our total expenses from operations have grown to $76.5 million for the year ended 2007 and $22.9 million for the first quarter of 2008 from $35.2 million during the fiscal year ended January 31, 2003. The growth in our revenues has been primarily the result of:
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
     As of March 31, 2008, we had 948 customers, compared to 334 as of January 31, 2003. We sell most of our products through our direct sales force. We established an inside sales force dedicated to selling comScore Marketer, which was launched in the fourth quarter of 2007.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenue increased to 75% of total revenues in 2006, to 79% of total revenues in 2007 and to 81% during the three months ending March 31, 2008.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2007, our international revenues were $10.1 million, an increase of $4.4 million, or 76% over international revenues of $5.7 million for the fiscal year ended December 31, 2006. For the three months ended March 31, 2008, our international revenues were $3.4 million, an increase of $1.6 million or 88% over international revenues of $1.8 million for the three months ended March 31, 2007. International revenues comprised approximately 9%, 12% and 13% of our total revenues for the fiscal years ended December 31, 2006 and 2007 and the three months ended March 31, 2008, respectively.
     We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

Subscription Revenues
          We generate a significant proportion of our subscription-based revenues from our Media Metrix product family. Products within the Media Metrix family include Media Metrix 2.0, Plan Metrix, World Metrix and Video Metrix. Additionally, we recently launched Ad Metrix and comScore Marketer in the second half or 2007. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our Web site, have access to our database and can generate reports at anytime.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2007, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Income Taxes
          Our tax provision for interim periods is determined using an estimate of our annual effective tax rate for each of our legal entities in accordance with the interim reporting requirements of SFAS No. 109, Accounting for Income Taxes, APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28. Accordingly, we have estimated our annual effective tax rate for the full year and applied that rate to our income before taxes in determining our tax expense for the three months ended March 31, 2008. During the three months ended March 31, 2008 and 2007, we recognized an income tax provision of $1.7 million and $46,000, respectively. The tax provision for the three months ended March 31, 2008 was due primarily to current taxes of $65,000 and the utilization of our U.S. deferred tax assets of $1.7 million, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity. The tax provision for the three months ended March 31, 2007 was comprised of an income tax expense of $65,000, reflecting our U.S. alternative minimum tax and was partly offset by a decrease of $19,000 in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets. The utilization of our U.S. deferred tax assets for the three months ended March 31, 2007 was entirely offset by a corresponding release of valuation allowance.
     As of March 31, 2008 and December 31, 2007 we had $71,000 of unrecognized tax benefit liabilities. We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
     We recognize accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of March 31, 2008 and December 31, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.
     As of March 31, 2008 and December 31, 2007, we had a valuation allowance of $21.4 million and $21.3 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Prior to December 31, 2007, management believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, we concluded that it is more likely than not that a portion of its deferred tax assets would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, we considered its history of profitability, the history of its industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, we concluded that it was appropriate to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year into the future. As a result, we reversed a portion of our valuation allowance and recognized a net deferred tax asset of $8.1 million as of December 31, 2007.

     As of March 31, 2008, we concluded that there were no events during the quarter that would result in a revaluation of our valuation allowance against deferred tax assets but we will continue to evaluate our valuation allowance position on a regular basis. To the extent that we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of our valuation allowance would have a material impact on our results from operations.
          The exercise of stock options during 2008 and 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS No. 123R, Share Based Compensation (SFAS No. 123R), we will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, we have not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as we utilize these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.
     FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. As of March 31, 2008 and December 31, 2007, we had unrecognized tax benefits of $71,000 on a tax effected basis.
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
     Subsequent to the adoption of SFAS 123R, we estimate the fair value of our stock-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. One key input into the model is the estimated fair value of our common stock on the date of grant. Prior to our IPO, our board of directors estimated the fair value of our common stock for the purpose of determining stock-based compensation expense. Our board utilized valuation methodologies commonly used in the valuation of private company equity securities for purposes of estimating the fair value of our common stock.
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
     At March 31, 2008, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $16.8 million, which is expected to be recognized over a weighted-average period of 2.18 years.
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

Seasonality
     Historically, a slightly higher percentage of our customers have renewed their subscription products with us toward the end of the fourth quarter. While we execute projects for our customers throughout the year, we have historically experienced a slight upturn in our project-based business in the fourth quarter. We have historically had seasonally high costs in the first half of our fiscal year associated with higher payroll taxes, vacation accruals and a ramp up of hiring in our sales force and technology groups to support our anticipated revenue growth.
Results of Operations
     The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Revenues	100.0%	100.0%

Cost of revenues	26.6	28.8
Selling and marketing	33.9	34.5
Research and development	11.6	13.7
General and administrative	14.7	13.4
Amortization	—	1.6

Total expenses from operations	86.8	92.0

Income from operations	13.2	8.0
Interest income, net	3.1	0.5
Loss from foreign currency	(0.2)	—
Revaluation of preferred stock warrant liabilities	—	—

Income before income taxes	16.1	8.5
Provision for income taxes	(6.4)	(0.3)
Net income	9.7	8.2
Accretion of redeemable preferred stock	—	(4.7)

Net income attributable to common stockholders	9.7%	3.5%

Revenues

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
		(Unaudited)
		(In thousands)

Total revenues	$26,370	$18,681	$7,689	41.2%

     Total revenues increased by approximately $7.7 million in the three months ended March 31, 2008 as compared to the same period in 2007. The revenue growth was primarily due to increased sales to our existing customer base and growth of our customer base. Our total customer base grew by a net increase of 205 customers to 948 customers at March 31, 2008 from 743 at March 31, 2007. Sales to existing customers based in the U.S. totaling $19.7 million in the three months ended March 31, 2008, which was $5.1 million higher than in the same period in 2007. In addition, revenues in the three months ended March 31, 2008 from new U.S. customers were $3.3 million, an increase of approximately $1.0 million as compared to the three months ended March 31, 2007. Revenues from customers outside of the U.S. totaled approximately $3.4 million, or approximately 13% of total revenues, in the three months ended March 31, 2008, which was an increase of $1.6 million as compared to the same periods in 2007. This increase was due primarily to our ongoing expansion efforts in Europe, plus continued growth in Canada.
     We experienced continued revenue growth in both our subscription revenues, which increased by approximately $7.0 million from $14.5 million in the three month ended March 31, 2007 to $21.5 million in the three months ended March 31, 2008, and, to a lesser extent, our project-based revenues, which increased by $700,000 from $4.2 million in the three months ended March 31, 2007 to over $4.9 million in the three months ended March 31, 2008.
Cost of Revenues

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(Unaudited)
	(In thousands)

Total cost of revenues	$7,017	$5,388	$1,629	30.2%
As a percentage of revenues	26.6%	28.8%
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
     Cost of revenues increased by approximately $1.6 million during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to an approximately $878,000 increase in employee salaries, benefits, and stock compensation costs associated with an expanded workforce supporting a larger product and customer base. We experienced an increase of approximately $461,000 in increased costs paid to outside service vendors and incentives to our panel members related to the development of our products. We also experienced increases in panel, data and bandwidth costs of $290,000 to support our consumer panel. Cost of revenues declined as a percentage of revenues by 2.2 percentage points during the three months ended March 31, 2008 over the same period in 2007. This decrease was primarily due to the increase in revenues as described above and a moderation of the increase in costs to build and maintain our panel. In addition, the headcount and costs associated with our technology staff grew at a lower rate than our growth in revenues.
     We expect cost of revenues to increase in absolute dollar amounts as we seek to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure.
Selling and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(Unaudited)
	(In thousands)

Total selling and marketing expense	$8,945	$6,451	$2,494	38.7%
As a percentage of revenues	33.9%	34.5%

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
     Selling and marketing expenses increased by $2.5 million during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to a $1.7 million increase in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets and an increase in commission and bonus costs associated with increased revenues. We also experienced a $343,000 increase in non-cash stock-based compensation as compared to the same period in 2007. Our selling and marketing headcount totaled 212 employees as of March 31, 2008, an increase of 47 employees as compared to March 31, 2007. In addition, we experienced increases in consulting costs related to the development and launch of new products and advertising costs. Selling and marketing expenses as a percentage of revenues decreased in the three months ended March 31, 2008 as compared to the same period in 2007 due to increased sales generated by the additional sales personnel hired during the course of 2007.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(Unaudited)
	(In thousands)

Total research and development expense	$3,070	$2,556	$514	20.1%
As a percentage of revenues	11.6%	13.7%
     Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, including rent and depreciation.
     Research and development expenses increased by $514,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to a $538,000 increase in employee salaries, benefits, stock compensation and related costs associated with the increase in headcount and our continued focus on developing new products. We also experienced a small decrease in costs paid to outsourced service providers to support our development of new products. Research and development costs decreased as a percentage of revenues for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to our growth in revenues outpacing our investments in research and development.
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
General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(Unaudited)
	(In thousands)

Total general and administrative expense	$3,886	$2,507	$1,379	55.0%
As a percentage of revenues	14.7%	13.4%
     General and administrative expenses consist primarily of salaries, benefits, stock compensation, and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.
     General and administrative expenses increased by $1.4 million during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to increased costs associated with our obligations as a public company that did not apply in the first quarter of 2007. Our professional fees, insurance costs, franchise taxes and board compensation increased by approximately $423,000 during the three months ended March 31, 2008 as compared to the same period in 2007. We also experienced increases in employee salaries, benefits and related costs of almost $255,000 associated with our expanding finance, legal and human capital departments. In addition, non-cash stock-based compensation increased $416,000 as compared to the prior year. General and administrative expenses also increased to a lesser extent due to our investment to support further revenue growth. General and administrative expenses as a percentage of revenue increased in 2008 primarily due to the increased costs associated with being a public company.

     We expect general and administrative expenses to increase on an absolute basis in future annual periods as we continue to incur increased costs associated with being a public company. Operating as a public company will present additional management and reporting requirements that will significantly increase our directors’ and officers’ liability insurance premiums and professional fees associated with our quarterly and annual reporting obligations, including accounting and auditing fees, legal fees and costs related to Sarbanes-Oxley Act compliance.
Amortization Expense

	Three Months Ended
	March 31,		Change
	2008	2007	$	%
	(Unaudited)
	(In thousands)
Total amortization expense	$7	$293	$(286)	(97.6)%
As a percentage of revenues	—%	1.6%
     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense decreased $286,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 because certain intangible assets related to previous acquisitions were fully amortized during 2007.
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
     Interest income, net for the three months ended March 31, 2008 was $819,000 as compared to $97,000 for the three months ended March 31, 2007. The increase of $722,000 during the three months ended March 31, 2008 reflects the net effect of interest income that we earned on our cash and investment balances partially offset by the interest expense associated with the capital leases that we had in place in each period. The increase in interest income, net is primarily due to the increase in our cash, cash equivalents and short-term investments balance as compared to the prior year period due to increased operating cashflows and the IPO proceeds. We also continued to reduce the outstanding balance on our outstanding capital lease obligations.
     We anticipate that interest income, net may decrease in future periods due to lower interest rates earned on our investments.
Loss from Foreign Currency
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
     Primarily due to the strength of the Canadian dollar and Euro, during the three months ended March 31, 2008, we recorded a loss of $55,000 as compared to a loss of $8,000 during the three months ended March 31, 2007. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.
Provision for Income Taxes
     During the three months ended March 31, 2008 and 2007, we recorded an income tax provision of $1.7 million and $46,000, respectively. The tax provision for the three months ended March 31, 2008 was due primarily to current taxes of $65,000 and the utilization of our U.S. deferred tax assets of $1.7 million, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity. The tax provision for the three months ended March 31, 2007 was comprised of an income tax expense of $65,000, reflecting our U.S. alternative minimum tax and was partly offset by a decrease of $19,000 in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets. The utilization of our U.S. deferred tax assets for the three months ended March 31, 2007 was entirely offset by the corresponding release of valuation allowance.

Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Net cash provided by operating activities	$10,335	$3,156
Net cash used in investing activities	(23,640)	(971)
Net cash used in financing activities	(814)	(525)
Effect of exchange rate changes on cash	(110)	14

Net (decrease) increase in cash and cash equivalents	$(14,229)	$1,674

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
     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the purchase of equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. Since the beginning of 2005, we have purchased over $8.2 million in property and equipment, exclusive of $2.5 million of property and equipment funded through landlord allowances received in connection with our Chicago office lease, made $5.2 million in principal payments on capital lease obligations, and spent $600,000 as the cash component of consideration paid for acquisitions.
     As of March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $103.4 million. As of March 31, 2008, we held $8.3 million in long-term investments consisting of $4.6 million in auction rate securities and $3.7 million in other long-term fixed income securities. We generally invest in these auction rate securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of March 31, 2008, these investments were fully backed by investment grade bonds and are insured against loss of principal and interest by bond insurers whose ratings are under review and have been downgraded in some cases. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term.

Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $10.3 million of net cash from operating activities during the three months ended March 31, 2008. The significant components of cash flows from operations were net income of $2.5 million, adjusted for $2.2 million in non-cash depreciation, amortization and stock-based compensation expenses, and a $3.9 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $1.6 million in deferred income taxes and a $2.5 million increase in deferred rent associated with landlord leasehold improvement allowances received in connection with our new Chicago office lease, offset by a $1.5 million increase in accounts receivable, a $648,000 decrease in accounts payable and accrued expenses and a $324,000 increase in prepaid expenses and other current assets.
     We generated approximately $3.2 million of net cash from operating activities during the three months ended March 31, 2007. The significant components of cash flows from operations were net income of $1.5 million, adjusted for $1.3 million in non-cash depreciation and amortization and stock-based compensation expenses, a $2.4 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, offset by a $843,000 increase in accounts receivable and a $1.2 million decrease in accounts payable and accrued expenses.
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
     We used $23.6 million of net cash in investing activities during the three months ended March 31, 2008, a net $21.3 million of which was used to purchase investments. In addition, $3.7 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $2.5 million was funded through landlord allowances received in connection with our Chicago office lease. We also removed the restrictions associated with certain certificates of deposit that served as collateral for letters of credit associated with office leases and the related $1.4 million was reclassified to cash and cash equivalents.
     We used $971,000 of net cash in investing activities during the three months ended March 31, 2007, a net $475,000 of which was used to purchase investments and $494,000 of which was used to purchase property and equipment to maintain and expand our technology and infrastructure.
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
Financing Activities
     Our primary financing activities from 2004 until mid-2007 consisted of financings to fund the acquisition of capital assets. We entered into an equipment lease agreement with GE Capital in 2003 and a line of credit agreement with GE Capital in 2005, both of which were paid in full in 2007, to finance the purchase of hardware and other computer equipment to support our business growth. These borrowings were secured by a senior security interest in the equipment acquired under the facility. In March 2006, we entered into an equipment lease agreement with Banc of America Leasing & Capital, LLC to finance the purchase of new hardware and other computer equipment as we continue to expand our technology infrastructure in support of our business growth. This agreement included a $5 million line of credit which expired December 31, 2007.
     On July 2, 2007, we completed our initial public offering, in which we issued and sold 5,000,000 shares of our common stock for approximately $73.1 million, which amount reflects the net proceeds received by us in that offering.
     We used $814,000 of cash during the three months ended March 31, 2008 from financing activities. This included $965,000 for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $218,000 to make payments on our capital lease obligations offset by $369,000 in proceeds from the exercise of our common stock options and warrants.

     We used $525,000 of net cash in financing activities during the three months ended March 31, 2007. We used $665,000 to make payments on our capital lease obligations partially offset by $140,000 in proceeds from the exercise of our common stock options.
     We do not have any special purpose entities, and other than operating leases for office space, described below, we do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. We finance the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. On March 6, 2008, the Company opened a $5.0 million revolving line of credit with an interest rate equal to the BBA LIBOR rate plus an applicable margin. This line of credit is available through March 6, 2009. As of March 31, 2008, no amounts were borrowed against the line of credit and $3.8 million of letters of credit were outstanding, leaving $1.2 million available for additional letters of credit. The agreement includes no restrictive covenants.
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
     For the ninety-day period beginning January 4, 2008, the former shareholders of SurveySite had the right to sell 135,635 shares of common stock back to us for an aggregate price of approximately $1.8 million, or $13.35 per share. Subsequent to March 31, 2008, the put right associated with all of the 135,635 shares expired unexercised and the carrying value of the shares of $1.8 million was reclassified to common stock and additional paid in capital.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of March 31, 2008, our cash reserves were maintained in bank deposit accounts, certificates of deposit, treasury bills, treasury notes, and auction rate securities totaling $111.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
Foreign Currency Risk
     A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than each country’s functional currency. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk could become more significant.
Interest Rate Sensitivity
     As of March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $103.4 million. These amounts were invested primarily in certificates of deposit, U.S. treasury bills and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% during the three months ended March 31, 2008, our interest income would have declined approximately $86,000, assuming consistent investment levels.

Adjustable Rate Securities
     As of March 31, 2008, we held $8.3 million in long-term investments consisting of $4.6 million in auction rate securities and $3.7million in U.S. treasury notes. We generally invest in these securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of March 31, 2008, all investments maintained investment grade ratings. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continues to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of March 31, 2008.
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
     Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reaction related to our business practices. Public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or as a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.
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
     Although we achieved net income in 2007 and 2006 of $19.3 million and $5.7 million, respectively, we have incurred significant losses in prior periods, including net losses of $4.4 million and $3.2 million in 2005 and 2004, respectively. We cannot assure you that we will continue to sustain or increase profitability in the future. As of March 31, 2008, we had an accumulated deficit of $78.3 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
     On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment , which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows . Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We were required to adopt SFAS No. 123R on January 1, 2006, and have adopted it as of that date.
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
     As of March 31, 2008, we had federal and state net operating loss carryforwards for tax purposes of approximately $64.2 million and $47.3 million, respectively. These net operating loss carryforwards begin to expire in 2020 for federal income tax reporting purposes and begin to expire in 2010 for state income tax reporting purposes.
     In addition, at March 31, 2008 we had aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $442,000, which begin to expire in 2010.
      In the three months ended March 31, 2008, and year ended December 31, 2007, deferred tax assets, before valuation allowance, decreased approximately $1.7 million and $4.4 million, respectively, due to our use of net operating loss carryforwards to offset taxable income.
     As of March 31, 2008, we had a valuation allowance of $21.4 million against certain deferred tax assets, which consisted principally of net operating loss carryforwards. We have continued to evaluate our valuation allowance position on a regular basis. After weighing both the positive and negative evidence, management believed that it was more likely than not that a portion of its deferred tax assets will be realized. Therefore, during 2007, we recognized a deferred tax asset of approximately $8.1 million based on our projected pre-tax income for 2008. If we determine that future reversals of our valuation allowance are appropriate, it may have a material impact on our results of operations.
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
     We periodically assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a partial valuation allowance against deferred tax assets should be applied as of December 31, 2007. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.
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
     As of March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $103.4 million. As of March 31, 2008 we held $8.3 million in long-term investments consisting of $4.6 million in auction rate securities and $3.7 million in other long-term fixed income securities. We generally invest in these securities for short periods of time as part of our investment policy. Auctions for some of these adjustable rate securities have failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the classification of some or all of these securities as long-term investments in our consolidated financial statements.
     The recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2007, these investments were fully backed by AAA rated bonds and were insured against loss of principal and interest by bond insurers whose AAA ratings are under review. However, certain bond insurers are experiencing financial difficulty and have either had their credit ratings downgraded or have been placed on watch. As of March 31, 2008, all investments maintained investment grade ratings. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continues to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of March 31, 2008. If the issuers of these adjustable rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2008
     During the three months ended March 31, 2008, we issued and sold 4,020 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the net exercise of warrants. These shares of common stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended March 31, 2008, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Per	Announced Plans of	Under the Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
January 1 — January 31, 2008	5,323	$0.00	—	—
February 1 — February 29, 2008	650	$0.00	—	—
March 1 — March 31, 2008	66,352	$14.54	—	—

Total	72,325		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.
     For the three months ended March 31, 2008, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2008	5,323	$0.00
February 1 — February 29, 2008	650	$0.00
March 1 — March 31, 2008	16,800	$0.00

Total	22,773

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2008, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2008	—	—
February 1 — February 29, 2008	—	—
March 1 — March 31, 2008	49,552	$19.48

Total	49,552

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

comScore, Inc.
/s/ John M. Green
John M. Green
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 15, 2008

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