Form 10-Q
period 2008-06-30
COMSCORE, INC.
filed 2008-08-14
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-1158172
comScore, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1955550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11950 Democracy Drive, Suite 600
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2008, there were 28,891,528 shares of the registrant’s common stock outstanding.

comScore, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, acquisitions of new operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share and per
	share data)
Assets
Current assets:
Cash and cash equivalents	$40,159	$68,368
Short-term investments	27,082	28,449
Accounts receivable, net of allowances of $485 and $234, respectively	23,923	23,446
Prepaid expenses and other current assets	1,898	1,620
Restricted cash	—	1,385
Deferred tax asset	642	176

Total current assets	93,704	123,444
Long-term investments	7,601	7,924
Property and equipment, net	15,149	6,867
Other non-current assets	223	168
Long-term deferred tax asset	4,466	7,888
Intangible assets, net	10,048	17
Goodwill	42,546	1,364

Total assets	$173,737	$147,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,012	$1,140
Accrued expenses	8,768	6,838
Deferred revenues	42,073	33,045
Deferred rent	913	154
Capital lease obligations	938	900

Total current liabilities	54,704	42,077

Capital lease obligations, long-term	499	977
Deferred rent, long-term	7,396	181
Deferred revenues, long-term	140	—

Total liabilities	62,739	43,235

Commitments and contingencies
Common stock subject to put; no shares and 135,635 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	1,815
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 28,833,407 and 27,960,573 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	29	28
Treasury stock, 126,555 and 24,677 shares at cost at June 30, 2008 and December 31, 2007, respectively	(1,034)	—
Additional paid-in capital	188,752	183,433
Accumulated other comprehensive (loss) income	(150)	1
Accumulated deficit	(76,599)	(80,840)

Total stockholders’ equity	110,998	102,622

Total liabilities and stockholders’ equity	$173,737	$147,672

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)
Revenues	$28,750	$20,809	$55,120	$39,490
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	7,857	6,000	14,874	11,388
Selling and marketing (1)	9,516	6,683	18,461	13,134
Research and development (1)	3,637	2,813	6,707	5,369
General and administrative (1)	4,444	2,428	8,330	4,935
Amortization of intangible assets resulting from acquisitions	122	293	129	586

Total expenses from operations	25,576	18,217	48,501	35,412

Income from operations	3,174	2,592	6,619	4,078

Interest income, net	492	144	1,311	241
Loss from foreign currency	(87)	(202)	(142)	(210)
Impairment of marketable securities	(386)	—	(386)	—
Revaluation of preferred stock warrant liabilities	—	(1,288)	—	(1,277)

Income before income taxes	3,193	1,246	7,402	2,832

Provision for income taxes	(1,483)	(6)	(3,161)	(52)

Net income	1,710	1,240	4,241	2,780

Accretion of redeemable preferred stock	—	(923)	—	(1,808)

Net income available to common stockholders	$1,710	$317	$4,241	$972

Net income available to common stockholders per common share:
Basic	$0.06	$0.00	$0.15	$0.00
Diluted	$0.06	$0.00	$0.14	$0.00

Weighted-average number of shares used in per share calculation — common stock:
Basic	28,651,067	4,933,081	28,424,191	4,567,908
Diluted	30,269,947	4,933,081	30,130,009	4,567,908

Net income available to common stockholders per common share subject to put:
Basic	$0.06	$0.10	$0.15	$0.20
Diluted	$0.06	$0.10	$0.14	$0.20

Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	2,981	347,635	69,308	347,635
Diluted	2,981	347,635	69,308	347,635

(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$204	$60	$345	$69
Selling and marketing	605	172	1,026	211
Research and development	168	53	282	61
General and administrative	613	186	1,080	237

Comprehensive income:
Net income	$1,710	$1,240	$4,241	$2,780
Other comprehensive income:
Foreign currency cumulative translation adjustment	28	98	(49)	103
Unrealized gain (loss) on marketable securities	117	—	(102)	—

Total comprehensive income	$1,855	$1,338	$4,090	$2,883

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating activities:
Net Income	$4,241	$2,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,243	1,842
Amortization of intangible assets resulting from acquisitions	129	586
Provision for bad debts and sales allowances	222	31
Stock based compensation	2,733	578
Deferred rent	(24)	(30)
Revaluation of preferred stock warrant liability	—	1,277
Amortization of deferred finance costs	—	3
Deferred tax provision (benefit)	2,957	(39)
Impairment of marketable securities	386	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,055	(770)
Prepaid expenses and other current assets	279	(411)
Other non-current assets	28	206
Accounts Payable, accrued expenses and other liabilities	(1,340)	(1,982)
Deferred revenues	3,726	3,588
Deferred rent	7,854	—

Net cash provided by operating activities	24,489	7,659

Investing activities:
Acquisition, net of cash acquired	(44,403)	—
Recovery (payment) of restricted cash	1,385	(267)
Purchase of investments	(64,129)	(8,900)
Sales and maturities of investments	65,332	4,400
Purchases of property and equipment	(10,066)	(1,561)

Net cash used in investing activities	(51,881)	(6,328)

Financing activities:
Proceeds from exercise of common stock options and warrants	714	640
Repurchase of common stock	(1,034)	—
Principal payments on capital lease obligations	(441)	(1,009)

Net cash used in financing activities	(761)	(369)
Effect of the exchange rate changes on cash	(56)	251

Net (decrease) increase in cash and cash equivalents	(28,209)	1,213
Cash and cash equivalents at beginning of period	68,368	5,032

Cash and cash equivalents at end of period	$40,159	$6,245

Supplemental cash flow disclosures:

Accretion of preferred stock	$—	$1,808
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     On July 2, 2007, the Company completed its initial public offering (IPO) of common stock in which the Company issued and sold 5,000,000 shares of its common stock at an issuance price of $16.50 per share. In addition, selling stockholders, including officers and directors of the Company or entities affiliated therewith, sold an aggregate of 1,095,000 shares of common stock, which amount included the exercise of the underwriters’ over-allotment option in the IPO. The Company raised a total of $82,500,000 in gross proceeds from the IPO, or approximately $73,116,000 in net proceeds after deducting underwriting discounts and commissions of $5,775,000 and offering costs of $3,609,000. The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding automatically converted into 17,257,362 shares of common stock, and all preferred stock warrants converted into common stock warrants.
     In connection with the IPO, the Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of the then outstanding common stock and convertible preferred stock effective June 21, 2007. All share and per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.
     On May 28, 2008, the Company acquired the outstanding stock of M:Metrics, Inc., a provider of marketing and media intelligence for the mobile medium in the United States and internationally, to expand its abilities to provide its customers a more robust solution for the mobile medium.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements , as amended by Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of all Majority-Owned Subsidiaries . The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities , the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.
     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 11, 2008 with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter. All references to June 30, 2008 and 2007 or to the three and six months ended June 30, 2008 and 2007 in the notes to the consolidated financial statements are unaudited.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Fair Value Measurements
     As of January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 - observable inputs such as quoted prices in active markets; Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value and determines the appropriate classification level for each reporting period. The Company is required to use significant judgments to make this determination.
     The Company’s investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices or broker or dealer quotations. Level 3 instruments are valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include certain less liquid auction rate securities. Such instruments are generally classified within Level 3 of the fair value hierarchy (see Note 4).
Cash and Cash Equivalents, Investments, and Restricted Cash
     Cash and cash equivalents consist of highly liquid investments. Cash and cash equivalents consist primarily of bank deposit accounts, certificates of deposit and U.S. treasury bills.
     Investments, which consist principally of U.S. treasury notes and auction rate securities, are stated at fair market value. These securities are accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses on available-for-sale securities are included in interest income. Declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in impairment of marketable securities. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments.
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
     Interest income on investments was $526,000 and $217,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.4 million and $407,000 for the six months ended June 30, 2008 and 2007, respectively.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Goodwill and Intangible Assets
      Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when other businesses are acquired. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The Company estimates the fair value of identifiable intangible assets acquired using several different valuation approaches, including the replacement cost, income and market approaches. The replacement cost approach is based on determining the discrete cost of replacing or reproducing a specific asset. The income approach converts the anticipated economic benefits that the Company assumes will be realized from a given asset into value. Under this approach, value is measured as the present value of anticipated future net cash flows generated by an asset. The market approach compares the acquired asset to similar assets that have been sold.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	5 to 7
Customer relationships	7
Panel	7
Intellectual property	10

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Impairment of Long-Lived Assets
     Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the three and six months ended June 30, 2008 and 2007. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.
Foreign Currency Translation
     The Company applies SFAS No. 52, Foreign Currency Translation , with respect to its international operations. The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income. The Company incurred foreign currency transaction losses of $87,000 and $202,000 for the three months ended June 30, 2008 and 2007, respectively, and losses of $142,000 and $210,000 for the six months ended June 30, 2008 and 2007, respectively. These losses primarily related to U.S. dollar and Euro denominated transactions within the Company’s foreign subsidiaries.
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
     Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of a subscription to the Company’s online database combined with customized services. These arrangements are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables . The Company has determined that there is not objective and reliable evidence of fair value for any of its services and, therefore, accounts for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. The Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized service delivered.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Stock-Based Compensation
     The Company accounts for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of the grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $1.6 million and $471,000 for the three months ended June 30, 2008 and 2007, respectively, and $2.7 million and $578,000 for the six months ended June 30, 2008 and 2007, respectively.
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
     FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. As of June 30, 2008 and December 31, 2007, the Company had unrecognized tax benefits of $71,000 on a tax effected basis, all of which would affect the Company’s tax rate if recognized.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The two-class computation method for each period allocates the undistributed earnings or losses to each participating security based on their respective rights to receive dividends. In addition to undistributed earnings or losses, the accretion to their redemption or put prices is also allocated to the Common Stock Subject to Put and the convertible redeemable preferred stock. Prior to conversion of the redeemable preferred stock, in periods of undistributed losses, all losses were allocated to common stock in accordance with EITF 03-06 as the holders of Common Stock Subject to Put and participating preferred stock were not required to fund losses nor were their redemption or put prices reduced as a result of losses incurred. In periods of undistributed income, income was first allocated to the participating preferred stock for their preferential dividend, $7.1 million per annum as of July 2, 2007, the date of the conversion of the Company’s participating preferred stock upon the closing of its IPO. Any undistributed earnings remaining were then allocated to holders of common stock, Common Stock Subject to Put and preferred stock (assuming conversion) on a pro rata basis. The total earnings or losses allocated to each class of common stock were then divided by the weighted-average number of shares outstanding for each class of common stock to determine basic earnings per share. EITF 03-06 does not require the presentation of basic and diluted earnings per share for securities other than common stock; therefore, earnings per share is only computed for the Company’s common stock.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Unaudited)
Stock options and restricted stock units	29,134	2,445,945	19,041	2,508,068
Convertible preferred stock warrants	—	113,129	—	113,129
Common stock warrants	2,000	51,727	2,000	56,863
Convertible preferred stock	—	17,257,362	—	17,257,362

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)
Calculation of basic and diluted net income per share — two class method:

Net Income	$1,710	$1,240	$4,241	$2,780

Accretion of redeemable preferred stock	—	(923)	—	(1,808)

Accretion of common stock subject to put	—	(35)	—	(68)

Undistributed earnings	1,710	282	4,241	904

Allocation of undistributed earnings:

Common stock	1,710	—	4,241	—

Preferred stock	—	282	—	904

Total allocated earnings	$1,710	$282	$4,241	$904

Net income attributable to common stockholders per common share:
Basic	$0.06	$—	$0.15	$—
Diluted	$0.06	$—	$0.14	$—
Weighted average shares outstanding — common stock:
Basic	28,651,067	4,933,081	28,424,191	4,567,908
Diluted	30,269,947	4,933,081	30,130,009	4,567,908

Net income attributable to common stockholders per common share subject to put:
Basic	$0.06	$0.10	$0.15	$0.20
Diluted	$0.06	$0.10	$0.14	$0.20
Weighted average shares outstanding — common stock subject to put
Basic	2,981	347,635	69,308	347,635
Diluted	2,981	347,635	69,308	347,635
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of the consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting the provisions of SFAS No. 160 on its consolidated results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008; however, the Company has not expanded its eligible items subject to the fair value option under SFAS No.159.
3. Acquisition
     On May 28, 2008, comScore completed its merger with M:Metrics, Inc. (M:Metrics), a provider of marketing and media intelligence for the mobile medium in the United States and internationally, pursuant to the Agreement and Plan of Merger dated May 28, 2008, (the “Merger”). The total preliminary purchase price of $46.0 million is comprised of $44.3 million in cash consideration, $1.2 million in expenses paid on M:Metrics’ behalf and the estimated acquisition related transaction costs of approximately $418,000. Acquisition-related transaction costs include legal and accounting fees, and other external costs directly related to the Merger. In connection with the Merger, the Company exchanged the unvested options for M:Metrics common stock for options for the purchase of 51,908 shares of comScore common stock. In addition, $5.0 million of comScore restricted common stock was reserved for issuance pursuant to the Merger and $4.65 million was issued to certain former M:Metrics employees that continued as employees of comScore as of June 30, 2008. The estimated fair value of these options and restricted stock will be recognized as compensation expense for post merger services. The Company has included the financial results of M: Metrics in its consolidated financial statements since the date of acquisition.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      The Company believes the Merger with M:Metrics supports the Company’s long-term strategic direction and that the demands in the digital marketing intelligence industry continue to accelerate at a rapid pace as advertising moves to new digital mediums. In evaluating the acquisition of M:Metrics, the Company focused primarily on the business’s revenues and customer base, the strategic fit of the business’s product line with the Company’s existing product offerings, and opportunities for cost reductions and other synergies, rather than on the business’s tangible or intangible assets, such as its property and equipment. As a result the fair value of the acquired assets corresponds to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill associated with the acquisition.
     The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their estimated fair values as of May 28, 2008. Under the purchase method of accounting, the total estimated purchase price is allocated to M:Metrics net tangible and intangible assets based on their estimated fair values as of May 28, 2008, the effective date of the Merger. The preliminary estimated purchase price as shown in the table below was based on management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. We may continue to adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$1,554
Accounts receivable	2,080
Prepaid expenses and other current assets	260
Property and equipment	464
Other long term assets	85
Accounts payable	(864)
Other accrued liabilities	(3,345)
Deferred revenue	(5,473)
Other long-term liabilities	(145)

Net tangible liabilities to be acquired	(5,384)
Definite-lived intangible assets acquired	10,160
Goodwill	41,182

Total estimated purchase price	$45,958

      Included in the preliminary purchase price allocation are $6.3 million of deferred tax assets and $3.7 million in deferred tax liabilities, offset by a full valuation allowance of $2.6 million.
     Of the total estimated purchase price, a preliminary estimate of $5.4 million has been allocated to net tangible liabilities to be acquired, and $10.2 million has been allocated to definite-lived intangible assets acquired.. Definite-lived intangible assets of $10.2 million consist of the value assigned to M:Metrics customer relationships of $3.2 million, intellectual property $2.6 million, developed and core technology of $2.5 million and panel $1.9 million. The useful lives range from five to ten years (see Note 2). Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In connection with the preliminary purchase price allocation, the estimated fair value of the deferred revenue assumed from M:Metrics in connection with the Merger was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the assumed contractual obligations plus a market profit margin. The present value of the sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the obligations. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the services.
     The unaudited financial information provided below summarizes the combined results of operations of comScore and M:Metrics on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s financial position or results of operations, which would actually have been obtained had such transaction been completed as of the date or for the periods presented, or of the financial position or results of operations that may be obtained in the future. The pro forma financial information for all periods includes adjustments to include amortization expense from acquired intangibles, adjustments to interest income, the elimination of depreciation from acquired internally developed software and related tax effects.
     The unaudited pro forma financial information for the three and six months ended June 30, 2008 combines the historical results for comScore for the three and six months ended June 30, 2008 and the historical results for M:Metrics for the two and five months ended May 28, 2008, respectively. The unaudited pro forma financial information for the three and six months ended June 30, 2007 combines the historical results for comScore for the three and six months ended June 30, 2007 and the historical results for M:Metrics for the same period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Revenues	$30,746	$23,028	$59,907	$43,656
Net( loss) income	$(82)	$(2,369)	$972	$(4,498)
Basic ( loss) income per share to common stockholders	$(0.00)	$(0.48)	$0.03	$(0.98)
Diluted ( loss) income per share to common stockholders	$(0.00)	$(0.48)	$0.03	$(0.98)
4. Investments and Fair Value Measurements
     As of June 30, 2008, the Company had $4.4 million invested in auction rate securities, all of which are classified as long-term investments on its consolidated balance sheet. As of December 31, 2007, the Company had $30.3 million invested in auction rate securities, of which $25.4 million were classified as current, short-term investments and $4.9 million were classified as long-term investments on its consolidated balance sheet.
     Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its investment policy. However, the recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of certain auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. As of December 31, 2007, these investments were fully backed by AAA rated bonds and insured against loss of principal and interest by bond insurers. However, certain bond insurers are experiencing financial difficulty and have either had their credit ratings downgraded or have been placed on watch. As of June 30, 2008, all investments maintained investment grade ratings. As of June 30, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers, as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, the Company may further adjust the carrying value of these investments.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company is uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of June 30, 2008 and December 31, 2007.
     The unrealized losses on the investments were due primarily to changes in market conditions and overall lack of demand for auction rate securities. As of June 30, 2008, for two of the Company’s investments in auction rate securities, the Company determined that the impairment is other-than temporary based on its analysis and has recorded an unrealized loss of $386,000 in earnings related to those securities. For the remaining investments, it is expected that the investments will not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until an anticipated recovery of the fair value, the Company does not consider these investments to be other-than temporarily impaired as of June 30, 2008 and December 31, 2007.
     Marketable securities, which are classified as available-for-sale, are summarized below as of June 30, 2008 and December 31, 2007.

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
			(Unaudited)
			(In thousands)
As of June 30, 2008:
U.S. treasury notes	$30,252	$38	$(45)	$30,245	$27,082	$3,163
Auction rate securities	4,714	—	(276)	4,438	—	4,438

	$34,966	$38	$(321)	$34,683	$27,082	$7,601

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
			(In thousands)
As of December 31, 2007:
U.S. government debt securities	$6,005	$38	$—	$6,043	$2,999	$3,044
Auction rate securities	30,550	—	(220)	30,330	25,450	4,880

	$36,555	$38	$(220)	$36,373	$28,449	$7,924

     The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 and December 31, 2007:

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(Unaudited)
			(In thousands)
As of June 30, 2008:
U.S. Treasury notes	$23,675	$(45)	$—	$—	$23,675	$(45)
Auction rate securities	$4,438	$(276)	$—	$—	$4,438	$(276)

	$28,113	$(321)	$—	$—	$28,113	$(321)

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
As of December 31, 2007:
Auction rate securities	$30,330	$(220)	$—	$—	$30,330	$(220)

	$30,330	$(220)	$—	$—	$30,330	$(220)

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The fair value hierarchy of the Company’s marketable securities at fair value as of June 30, 2008 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(Unaudited) (In thousands)
Assets:
U.S. treasury notes	$30,245	$30,245	$—	$—
Auction rate securities	4,438	—	—	4,438

Total	$34,683	$30,245	$—	$4,438

     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3):

	Short-term	Long-term
	Investments	Investments
	(Unaudited)
	(In thousands)
Balance on January 1, 2008	$—	$4,880
Transfers in and/or (out) of Level 3	—	2,350
Total losses unrealized included in earnings	—	(386)
Total losses included in other comprehensive income	—	(56)
Settlements	—	(2,350)

Balance on June 30, 2008	$—	$4,438

     For the three and six months ended June 30, 2008, an unrealized loss of $386,000 related to Level 3 assets held at June 30, 2008 was included in earnings.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. Goodwill and Intangible Assets
     The carrying amounts of goodwill and intangible assets are as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Goodwill	$42,546	$1,364
Intangible assets consists of the following:
Trademarks and brands	$662	$662
Non-compete agreements	326	326
Customer relationships	6,667	3,467
Acquired methodologies/technology	3,189	688
Intellectual property	2,600	—
Panel	1,860	—

Total intangible assets	15,304	5,143
Accumulated amortization	(5,256)	(5,126)

Intangible assets, net	$10,048	$17

     Amortization expense related to intangibles was approximately $122,000 and $293,000 for the three months ended June 30, 2008 and 2007, respectively, and $129,000 and $586,000 for the six months ended June 30, 2008 and 2007, respectively.
6. Property and Equipment
     Property and equipment, including equipment under capital lease obligations, consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Computer equipment	$13,453	$16,050
Computer software	2,876	2,529
Office equipment and furniture	2,839	1,408
Leasehold improvements	7,169	1,070

	26,337	21,057
Less: accumulated depreciation and amortization	(11,188)	(14,190)

	$15,149	$6,867

     During the three and six months ended June 30, 2008, the Company capitalized $5.3 and $7.8 million, respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Reston and Chicago office leases (see Note 7).
     During the three and six months ended June 30, 2008, $495,000 and $5.2 million, respectively, of fully depreciated assets were written off.
     For the three months ended June 30, 2008 and 2007, total depreciation expense was $1.2 million and $981,000, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. Commitments and Contingencies
Leases
          In June 2008, the Company entered into a 10 year lease with a new landlord for approximately 16,674 square feet of new office space for its San Francisco office. The base rent in the first year is approximately $676,000 and escalates 3% per annum over the lease term. In connection with this lease, the Company expects to record $1.5 million of deferred rent and capitalized assets as a result of landlord allowances. The deferred rent will be applied to rent expense recognized by the Company over the lease term. The Company expects to move into the new facility in the second half of the year.
          In December 2007, the Company entered into a 10 year lease with a new landlord for approximately 62,000 square feet of new office space for their corporate headquarters. The Company moved its corporate headquarters in June 2008. In connection with this lease, the Company recorded $5.3 million of deferred rent and capitalized assets as a result of landlord allowances and abatements. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
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
Contingencies
          On March 6, 2008, the Company opened a $5.0 million revolving line of credit with an interest rate equal to the BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit is available through March 6, 2009. As of June 30, 2008, no amounts were borrowed against the line of credit. The agreement contains no restrictive covenants.
          As of June 30, 2008, the Company is required to maintain letters of credit in the amount of approximately $4.5 million as additional security deposit pertaining to operating leases. As of December 31, 2007, certain letters of credit were collateralized by $1.4 million in certificates of deposit which were included in Restricted Cash in the Consolidated Balance Sheets. During the six months ended June 30, 2008, the security deposits were collateralized by the line of credit, reducing availability under the facility, and the restrictions were removed from the $1.4 million of certificates of deposit, which were reclassified to cash and cash equivalents.
          The Company has no material claims as of June 30, 2008, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations
8. Income Taxes
     As of June 30, 2008 and December 31, 2007, the Company had a valuation allowance of $24.4 million and $21.3 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Prior to December 31, 2007, management believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, the Company concluded that it was more likely than not that a portion of its deferred tax assets would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, the Company considered its history of profitability, the history of its industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, the Company concluded that it was appropriate to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year into the future. As a result, the Company reversed a portion of its valuation allowance and recognized a net deferred tax asset of $8.1 million as of December 31, 2007.
     As of June 30, 2008, the Company has re-evaluated its valuation allowance against deferred tax assets due to the M:Metrics acquisition. Management concluded that no adjustment to its valuation allowance was necessary as of June 30, 2008 but will continue to evaluate its valuation allowance position on a regular basis. To the extent that the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of the Company’s valuation allowance would have a material impact on the Company’s results from operations.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Accordingly, the Company has estimated its annual effective tax rate for the full year and applied that rate to its income before taxes in determining its tax expense for the six months ended June 30, 2008. During the three and six months ended June 30, 2008 the Company recorded an income tax provision of $1.5 million and $3.2, respectively. The tax provision for the three and six months ended June 30, 2008 was due primarily to current taxes of $139,000 and $205,000, respectively, and the utilization of the Company’s U.S. deferred tax assets of $1.3 million and $3.0 million, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity in the first quarter of 2008. During the three months and six months ended June 30, 2007, the Company recorded an income tax provision of $6,000 and $52,000, respectively. The tax provision for the three and six months ended June 30, 2007 is comprised of an income tax expense of $25,000 and $91,000, respectively, reflecting our alternative minimum tax and is partly offset by a decrease of $19,000 and $39,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets.
     As of June 30, 2008 and December 31, 2007, the Company has $71,000 of unrecognized tax benefit liabilities. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
     The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of June 30, 2008 and December 31, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.
     The exercise of stock options during the first half of 2008 and 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123R, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce its income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid-in capital.
9. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
          Prior to the effective date of the registration statement for the Company’s IPO on June 26, 2007, eligible employees and non-employees were granted options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder. The Plans provide for the issuance of a maximum of 5.4 million shares of common stock. The exercise price is determined by the Board of Directors, which is generally equal to fair value for incentive stock options and is determined on a per-grant basis for nonqualified options. The vesting period of options granted under the Plans is determined by the Board of Directors, generally ratably over a four-year period. The options expire 10 years from the date of the grant. As of June 30, 2008, 1,204,913 shares were available for grant under the 2007 Plan.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     During the three and six months ended June 30, 2008, 51,908 stock options were granted. The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2008 and a discussion of the Company’s assumptions.

Three and Six
Months
Ended June 30,
2008
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	2.93%
Expected life of options (in years)	4.00
     Dividend yield — The Company has never declared or paid dividends on its common stock and has no plans to pay dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses a weighted-average volatility based on 75% of the average historical stock volatilities of similar entities and 25% of the Company’s actual historical volatility since its IPO.
     Risk-free interest rate — This is the average U.S. Treasury rate with a term that most closely resembles the expected life of the option on the date the option was granted.
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived based on an analysis of the Company’s historical exercise data combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period.
A summary of the Plans is presented below:

			Weighted
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual	Value (in
	Shares	Exercise Price	Term (in years)	thousands)
Options outstanding at December 31, 2007	2,039,434	$2.01

Options granted	51,908	$6.24
Options exercised	328,515	$2.02		$6,566
Options forfeited	20,377	$5.33
Options expired	166	$7.44

Options outstanding at June 30, 2008	1,742,284	$2.09	6.17	$34,372

Options exercisable at June 30, 2008	1,421,955	$1.25	5.78	$29,244

          The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at June 30, 2008. The aggregate intrinsic value of stock option awards exercised was determined at the date of the option exercise. As of June 30, 2008, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $1.5 million, which the Company expects to recognize over a weighted average period of approximately 1.02 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
          The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. As of June 30, 2008, 74,054 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of June 30, 2008 is presented as follows:

			Total Number	Weighted
		Restricted	of Shares	Average
	Restricted	Stock	Underlying	Grant-Date Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2007	771,783	63,727	835,510	$14.08
Granted	489,635	63,794	553,429	23.95
Vested	161,439	14,251	175,690	11.97
Forfeited	49,377	10,626	60,003	18.06

Nonvested at June 30, 2008	1,050,602	102,644	1,153,246	$18.93

          The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of June 30, 2008 was $25.2 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of June 30, 2008 was 3.2 years.
          We granted nonvested stock awards at no cost to recipients during the six months ended June 30, 2008. As of June 30, 2008, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $19.8 million, which the Company expects to recognize over a weighted average period of approximately 2.16 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
          Of the 175,690 shares of the Company’s restricted stock and restricted stock units vesting during the six months ended June 30, 2008, the Company repurchased 52,501 shares at an aggregate purchase price of approximately $1.0 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At June 30, 2008, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	1,207,585
Common stock available for outstanding options and restricted stock units	1,844,928
Common stock warrants	26,375

3,078,888

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
10. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2008 and 2007 is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Unaudited)
		(In thousands)
United States	$24,678	$18,476	$47,777	$35,359
Canada	1,480	1,117	2,894	1,963
United Kingdom/Other	2,592	1,216	4,449	2,168

Total Revenues	$28,750	$20,809	$55,120	$39,490

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
United States	$14,826	$6,527
Canada	125	183
United Kingdom/Other	198	157

Total	$15,149	$6,867

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q . In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this document. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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
     We deliver our digital marketing intelligence through our comScore Media Metrix product family, through our comScore Marketing Solutions products and since May 2008 through our M:Metrics products suite. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our M:Metrics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence. Customers can access our M:Metrics data sets and reports anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.
     Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of over two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering, resulting in the sale and issuance by us of 5,000,000 shares of our common stock, and we also launched ten new products during that year, including Campaign Metrix, qSearch 2.0, Ad Metrix, Segment Metrix and comScore Marketer. During the first quarter of 2008, we launched Ad Metrix-Advertiser View, a tool for agencies and publishers designed to support their media buying and selling activities and supply their competitive intelligence needs. In April 2008, we launched the second generation of our media planning product, Plan Metrix, and increased the frequency of reporting from semi-annual to a monthly cycle.
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium.

The total cost of the acquisition was approximately $46.0 million, consisting of cash and transaction fees. Our total revenues have grown to $87.2 million during the fiscal year ending December 31, 2007 and $55.1 million for the first half of 2008 from $15.4 million during the fiscal year ended January 31, 2003. By comparison, our total expenses from operations have grown to $76.5 million for the year ended 2007 and $48.5 million for the first half of 2008 from $35.2 million during the fiscal year ended January 31, 2003. The growth in our revenues has been primarily the result of:
•	increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers;

•	increases in the prices of our products and services;

•	the sales of new products to existing and new customers;

•	growth in sales outside of the U.S. as a result of entering into new international markets; and
•	growth from the acquisition of M:Metrics.
     As of June 30, 2008, we had 1,104 customers, compared to 334 as of January 31, 2003. We sell most of our products through our direct sales force. We established an inside sales force dedicated to selling comScore Marketer, which was launched in the fourth quarter of 2007.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenue increased to 75% of total revenues in 2006, to 79% of total revenues in 2007 and to 82% during the six months ended June 30, 2008.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2007, our international revenues were $10.1 million, an increase of $4.4 million, or 76% over international revenues of $5.7 million for the fiscal year ended December 31, 2006. For the six months ended June 30, 2008, our international revenues were $7.3 million, an increase of $3.2 million or 78% over international revenues of $4.1 million for the six months ended June 30, 2007. International revenues comprised approximately 9%, 12% and 13% of our total revenues for the fiscal years ended December 31, 2006 and 2007 and the six months ended June 30, 2008, respectively.
     We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.
Subscription Revenues
          We generate a significant proportion of our subscription-based revenues from our Media Metrix product family and since May 2008 our M:Metrics products suite. Products within the Media Metrix family include Media Metrix 2.0, Plan Metrix, World Metrix and Video Metrix. Additionally, we recently launched Ad Metrix and comScore Marketer in the second half of 2007. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix and M:Metrics products are provided with login IDs to our Web site, have access to our database and can generate reports at anytime.
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
Goodwill and intangible assets
     Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when other businesses are acquired. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. We estimate the fair value of identifiable intangible assets acquired using several different valuation approaches, including the replacement cost, income and market approaches. The replacement cost approach is based on determining the discrete cost of replacing or reproducing a specific asset. The income approach converts the anticipated economic benefits that we assume will be realized from a given asset into value. Under this approach, value is measured as the present value of anticipated future net cash flows generated by an asset. The market approach compares the acquired asset to similar assets that have been sold.
     Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of our goodwill is associated with one reporting unit. Accordingly, on an annual basis we perform the impairment assessment for goodwill required under SFAS 142 at the enterprise level. We completed our annual impairment analysis as of October 1st for 2007 and determined that there was no impairment of goodwill. There have been no indicators of impairment since the October 1, 2007 test through June 30, 2008.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	5 to 7
Customer relationships	7
Panel	7
Intellectual property	10

Income Taxes
          Our tax provision for interim periods is determined using an estimate of our annual effective tax rate for each of our legal entities in accordance with the interim reporting requirements of SFAS No. 109, Accounting for Income Taxes, APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28. Accordingly, we have estimated our annual effective tax rate for the full year and applied that rate to our income before taxes in determining our tax expense for the six months ended June 30, 2008. During the three and six months ended June 30, 2008 we recognized an income tax provision of $1.5 million and $3.2million, respectively compared to an income tax provision of $6,000 and $52,000 in the same periods of 2007. The tax provision for the three and six months ended June 30, 2008 was due primarily to current taxes of $139,000 and $205,000, respectively, and the utilization of our U.S. deferred tax assets of $1.3 million and $3.0 million, respectively, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity in the six months ended June 30, 2008. The tax provision for the three and six months ended June 30, 2007 was comprised of an income tax expense of $25,000 and $91,000, respectively, reflecting our U.S. alternative minimum tax and was partly offset by a decrease of $19,000 and $39,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets. The utilization of our U.S. deferred tax assets for the three and six months ended June 30, 2007 was entirely offset by a corresponding release of valuation allowance.
     As of June 30, 2008 and December 31, 2007 we had $71,000 of unrecognized tax benefit liabilities. We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
     We recognize accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of June 30, 2008 and December 31, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.
     As of June 30, 2008 and December 31, 2007, we had a valuation allowance of $24.4 million and $21.3 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Prior to December 31, 2007, management believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, we concluded that it is more likely than not that a portion of its deferred tax assets would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, we considered its history of profitability, the history of its industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, we concluded that it was appropriate to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year into the future. As a result, we reversed a portion of our valuation allowance and recognized a net deferred tax asset of $8.1 million as of December 31, 2007. In 2008, we have recognized a deferred tax provision as we utilized the deferred tax asset recognized at December 31,2007.

     As of June 30, 2008, we had re-evaluated our valuation allowance against deferred tax assets due to the acquisition of M:Metrics. We concluded that no adjustment to the valuation allowance was necessary and will continue to evaluate our valuation allowance position on a regular basis. To the extent that we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of our valuation allowance would have a material impact on our results from operations.
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
     FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. As of June 30, 2008 and December 31, 2007, we had unrecognized tax benefits of $71,000 on a tax- effected basis.
Stock-Based Compensation
      We account for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. This model is affected by our stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. For stock-based awards subject to graded vesting, we utilize the straight-line ratable method for allocating compensation cost by period.
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
     At June 30, 2008, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $21.3 million, which is expected to be recognized over a weighted-average period of 2.08 years.
     We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R as options that were granted at the beginning of 2006 and beyond vest. Beginning in 2007, we made use of restricted stock awards and restricted stock units and reduced our use of stock options as a form of stock-based compensation. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Unaudited)
		(In thousands)
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	27.3	28.8	27.0	28.8
Selling and marketing	33.1	32.1	33.5	33.3
Research and development	12.7	13.5	12.2	13.6
General and administrative	15.5	11.7	15.1	12.5
Amortization	0.4	1.4	0.2	1.5

Total expenses from operations	89.0	87.5	88.0	89.7

Income from operations	11.0	12.5	12.0	10.3
Interest income, net	1.7	0.7	2.4	0.6
Loss from foreign currency	(0.3)	(1.0)	(0.3)	(0.5)
Impairment of marketable securities	(1.3)		(0.7)

Revaluation of preferred stock warrant liabilities	—	(6.2)	—	(3.3)

Income before income taxes	11.1	6.0	13.4	7.1
Provision for income taxes	(5.1)	—	(5.7)	(0.1)

Net income	6.0	6.0	7.7	7.0
Accretion of redeemable preferred stock	—	(4.5)	—	(4.5)

Net income attributable to common stockholders	6.0%	1.5%	7.7%	2.5%

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Revenues	$28,750	$20,809	$7,941	38%	$55,120	$39,490	$15,630	40%

     Total revenues increased by approximately $7.9 million and $15.6 million in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The revenue growth was primarily due to increased sales to our existing customer base and growth of our customer base and to a lesser extent, the contribution of revenue from M:Metrics. Our total customer base grew by a net increase of 328 customers to 1,104 customers at June 30, 2008 from 776 at June 30, 2007. Sales to existing customers based in the U.S. totaled $20.4 million and $40.1 million in the three and six months ended June 30, 2008, respectively, which was $4.4 million and $9.5 million higher than in the same periods in 2007. In addition, revenues in the three and six months ended June 30, 2008 from new U.S. customers were $4.3 million and $7.7 million, respectively, an increase of approximately $1.8 million and $2.9 million as compared to the three and six months ended June 30, 2007. Revenues from customers outside of the U.S. totaled approximately $4.1 million and $7.3 million or approximately 14 percent and 13 percent of total revenues, in the three and six months ended June 30, 2008, respectively, which was an increase of $1.7 million and $3.2 million compared to the corresponding periods of 2007, respectively. This increase was due primarily to our ongoing expansion efforts in Europe and continued growth in Canada.
     We experienced continued revenue growth in both our subscription revenues, which increased by approximately $7.4 million and $14.3 million in the three and six month periods ended June 30, 2008, respectively, from $16.3 million and $30.8 million in the corresponding prior year periods, and, to a lesser extent, our project-based revenues, which increased by $600,000 and $1.3 million in the three and six month periods ended June 30, 2008, respectively, from $4.5 million and $8.7 million in the corresponding prior year periods.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Cost of revenues	$7,857	$6,000	$1,857	31%	$14,874	$11,388	$3,486	31%
As a percentage of revenues	27%	29%			27%	29%
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
     Cost of revenues increased by approximately $1.9 million and $3.5 million during the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. This increase was primarily due to approximately $919,000 and $1.6 million increases in employee salaries, benefits, and stock compensation costs associated with an expanded workforce supporting a larger product and customer base and the additional employee costs from our acquisition of M:Metrics, as compared to the three and six months ended June 30, 2007, respectively. We experienced increases of approximately $386,000 and $916,000 in costs paid to outside service vendors and incentives to our panel members related to the development of our products during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. We also experienced increases in panel, data and bandwidth costs of $427,000 and $439,000 to support our consumer panel during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Cost of revenues declined as a percentage of revenues by 1.5 percentage points and 1.8 percentage points during the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. These decreases were primarily due to the increases in revenues as described above and moderation of the increases in costs to build and maintain our panel. In addition, the headcount and costs associated with our technology staff grew at lower rates than our growth in revenues.
     We expect cost of revenues to increase in absolute dollar amounts as we seek to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Selling and marketing	$9,516	$6,683	$2,833	42%	$18,461	$13,134	$5,327	41%
As a percentage of revenues	33%	32%			34%	33%

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
     Selling and marketing expenses increased by $2.8 million and $5.3 million during the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. These increases were primarily due to increases of $2.1 million and $3.8 million during the three and six months ended June 30, 2008, respectively, in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets, our acquisition of M:Metrics and an increase in commission and bonus costs associated with increased revenues. We also experienced increases of $433,000 and $815,000in non-cash stock-based compensation as compared to the same periods in 2007. Our selling and marketing headcount totaled 263 employees as of June 30, 2008, an increase of 98 employees as compared to June 30, 2007. In addition, we experienced increases in travel and related costs to support our growing customer base and advertising and trade show costs. The inclusion of the operations of M:Metrics beginning in May 2008 contributed approximately $660,000 to the increase in selling and marketing expenses during the three and six months ended June 30, 2008 as compared to the same periods in 2007. Selling and marketing expenses as a percentage of revenues increased in the three and six months ended June 30, 2008 as compared to the same period in 2007 principally due to the increased costs associated with our acquisition of M:Metrics.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.
Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Research and development	$3,637	$2,813	$824	29%	$6,707	$5,369	$1,338	25%
As a percentage of revenues	13%	14%			12%	14%

     Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, including rent and depreciation.
     Research and development expenses increased by $824,000 and $1.3 million during the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. The increases were primarily due to $820,000 and $1.4 million increases in employee salaries, benefits, stock compensation and related costs associated with the increase in headcount, our continued focus on developing new products and our acquisition of M:Metrics during the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. We also experienced small decreases in our systems and maintenance costs related to computer software. Research and development costs decreased as a percentage of revenues for the three and six months ended June 30, 2008 as compared to the same periods in 2007 primarily due to our growth in revenues outpacing our investments in research and development.
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
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
General and administrative	$4,444	$2,428	$2,016	83%	$8,330	$4,935	$3,395	69%
As a percentage of revenues	16%	12%			15%	13%
     General and administrative expenses consist primarily of salaries, benefits, stock compensation, and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.
     General and administrative expenses increased by $2.0 million and $3.4 million during the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. These increases were primarily due to increased costs associated with our obligations as a public company that did not apply to the same periods of 2007. Our professional fees, insurance costs, franchise taxes and board compensation increased by approximately $652,000 and $1.1 million during the three and six months ended June 30, 2008,respectively, as compared to the same periods in 2007. We also experienced increases in employee salaries, benefits and related costs of almost $544,000 and $935,000 associated with our expanding finance, legal and human capital departments and due to the acquisition of M:Metrics during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. In addition, non-cash stock-based compensation increased $427,000 and $843,000 during the three and six months ended June 30, 2008, respectively,as compared to the corresponding prior year periods. General and administrative expenses also increased to a lesser extent due to our investment to support further revenue growth. General and administrative expenses as a percentage of revenue increased in 2008 primarily due to the increased costs associated with being a public company that were not otherwise incurred prior to our initial public offering completed on July 2, 2007.
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

Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Amortization of intangible assets	$122	$293	$(171)	-58%	$129	$586	$(457)	-78%
As a percentage of revenues	0%	1%			0%	2%
     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense decreased $171,000 and $457,000 during the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007 because certain intangible assets related to previous acquisitions were fully amortized during 2007.
     We expect amortization expense to increase in future periods as we amortize the intangible assets associated with our acquisition of M:Metrics.
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
     Interest income, net for the three and six months ended June 30, 2008, was $492,000 and $1.3 million, respectively, as compared to $144,000 and $241,000 for the three and six months ended June 30, 2007, respectively. The increases of $348,000 and $1.1 million during the three and six months ended June 30, 2008, respectively, reflect the net effects of interest income that we earned on our cash and investment balances partially offset by the interest expense associated with the capital leases that we had in place in each period. The increases in interest income, net were primarily due to the increases in our cash, cash equivalents and short-term investments balance as compared to the prior year periods. These increased cash positions were the result of both increased operating cash flows and the receipt of proceeds from our initial public offering, which were not received until after the close of the second quarter of 2007. We also continued to reduce the outstanding balance on our outstanding capital lease obligations.
     We anticipate that interest income, net may decrease in future periods due to lower interest rates earned on our investments than those available in prior years and a smaller average cash balance than in prior periods due to the cash utilized in the acquisition of M:Metrics.
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
     Primarily due to the strength of the Canadian dollar and Euro, during the three and six months ended June 30, 2008, we recorded losses of $87,000 and $142,000, respectively, as compared to losses of $202,000 and $210,000 during the three and six months ended June 30, 2007, respectively. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.
Impairment of marketable securities
     Impairment of marketable securities is comprised of unrealized losses related to changes in the fair value of our investments that have a decline that is considered other-than-temporary. During the three and six months ended June 30, 2008 we recorded a $386,000 impairment of marketable securities, which was due to the write down of our investments in certain auction rate securities that we determined to have an other-than-temporary decline in value. There was no comparable charge in the prior periods. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and results of Operations — Liquidity and Capital Resources.”

Provision for Income Taxes
     During the three and six months ended June 30, 2008, we recorded income tax provisions of $1.5 million and $3.2 million, respectively, compared to $6,000 and $52,000 in the same periods of 2007. The tax provisions for the three and six months ended June 30, 2008 were due primarily to current taxes of $139,000 and $205,000, respectively, and the utilization of our U.S. deferred tax assets of $1.3 million and $3.0 million, respectively, offset by a discrete release of the valuation allowance in the six months ended June 30, 2008 of $111,000 associated with a foreign entity. For the three and six months ended June 30, 2007, the tax provisions were comprised of an income tax expense of $25,000 and $91,000, respectively, reflecting our alternative minimum tax and were partly offset by decreases of $19,000 and $39,000, respectively, in the deferred tax liability associated with temporary differences related to certain acquired intangible assets. The utilization of our U.S. deferred tax assets for the three and six months ended June 30, 2007 were entirely offset by the corresponding release of valuation allowance.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$24,489	$7,659
Net cash used in investing activities	(51,881)	(6,328)
Net cash used in financing activities	(761)	(369)
Effect of exchange rate changes on cash	(56)	251

Net (decrease) increase in cash and cash equivalents	$(28,209)	$1,213

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
     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the purchase of equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. Since the beginning of 2005, we have purchased over $9.3 million in property and equipment, exclusive of $7.8 million of property and equipment funded through landlord allowances received in connection with our new Chicago and Reston office leases, made $5.4 million in principal payments on capital lease obligations, and spent $45.0 million as the cash component of consideration paid for acquisitions.
     As of June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $67.2 million. As of June 30, 2008, we held $7.6 million in long-term investments consisting of $4.4 million in auction rate securities and $3.2 million in other long-term fixed income securities. We generally invest in these auction rate securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of June 30, 2008, certain of these investments were fully backed by investment grade bonds and are insured against loss of principal and interest by bond insurers whose ratings are under review and have been downgraded in some cases. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. Based on the valuation models and an analysis of other-than-temporary impairment factors, we have concluded that some of our investments in auction rate securities have experienced an other-than-temporary decline in fair value. Accordingly, we have recorded a pre-tax impairment charge of $386,000 related to these securities. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $24.5 million of net cash from operating activities during the six months ended June 30, 2008. The significant components of cash flows from operations were net income of $4.2 million, adjusted for $5.1 million in non-cash depreciation, amortization and stock-based compensation expenses, and a $3.7 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $3.0 million in deferred income taxes, $1.1 million decrease in our accounts receivable, an unrealized loss of $386,000 related to the write down of illiquid auction rate securities, $222,000 provision for bad debts and sales allowances and a $7.9 million increase in deferred rent associated with landlord leasehold improvement allowances received in connection with our new Chicago and Reston office leases, offset by a $1.3 million decrease in accounts payable and accrued.

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
     We used $51.9 million of net cash in investing activities during the six months ended June 30, 2008. We used $44.4 million, net of cash acquired, to purchase M:Metrics. In addition, $10.1 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $7.8 million was funded through landlord allowances received in connection with our Chicago and Reston office leases. We removed the restrictions associated with certain certificates of deposit that served as collateral for letters of credit associated with office leases, and the related $1.4 million was reclassified to cash and cash equivalents. Finally, a net $1.2 million was generated by the sale / maturity of investments.
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
     We used $761,000 of cash during the six months ended June 30, 2008 from financing activities. This included $1.0 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $441,000 to make payments on our capital lease obligations offset by $714,000 in proceeds from the exercise of our common stock options and warrants.

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
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. We finance the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. On March 6, 2008, the Company opened a $5.0 million revolving line of credit with an interest rate equal to the BBA LIBOR rate plus an applicable margin. This line of credit is available through March 6, 2009. As of June 30, 2008, no amounts were borrowed against the line of credit and $4.5 million of letters of credit were outstanding, leaving $500,000 available for additional letters of credit or other borrowings. The agreement includes no restrictive covenants.
Future Capital Requirements
     We believe that our existing cash, cash equivalents, and short-term investments and operating cash flow, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months. In addition, we expect that the net proceeds from our IPO will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that funds from our IPO, combined with existing cash, cash equivalents, short-term investments and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing.
     For the ninety-day period beginning January 4, 2008, the former shareholders of SurveySite had the right to sell 135,635 shares of common stock back to us for an aggregate price of approximately $1.8 million, or $13.35 per share. On April 2, 2008, the put right associated with all of the 135,635 shares expired unexercised and the carrying value of the shares of $1.8 million was reclassified to common stock and additional paid in capital.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of June 30, 2008, our cash reserves were maintained in bank deposit accounts, certificates of deposit, treasury bills, treasury notes, and auction rate securities totaling $74.8 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
Foreign Currency Risk
     A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk could become more significant.
Interest Rate Sensitivity
     As of June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $67.2 million. These amounts were invested primarily in certificates of deposit, U.S. treasury bills and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% during the six months ended June 30, 2008, our interest income would have declined approximately $138,000, assuming consistent investment levels.

Adjustable Rate Securities
          As of June 30, 2008, we held $7.6 million in long-term investments consisting of $4.4 million in auction rate securities and $3.2 million in U.S. treasury notes. We generally invest in these securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of June 30, 2008, all investments maintained investment grade ratings. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. As of June 30, 2008, based on the valuation models and an analysis of the other-than-temporary impairment factors we recorded a pre-tax impairment charge of $386,000 related to two of our auction rate securities. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of June 30, 2008.
     For the auction rate securities which the unrealized loss is considered temporary, we believe we will be able to liquidate our auction rate securities without significant loss, and we currently believe these securities are not permanently impaired, based on the underlying credit value of the companies backing the bonds and the bond insurers; however, it could take until the final maturity of the underlying notes to recover our investment. We currently have the ability and intent to hold the remaining adjustable rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.
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
     We believe that the quality, size and scope of our Internet user panel are critical to our business. There can be no assurance, however, that we will be able to maintain a panel of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope — including coverage of international markets, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected.
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

     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us; the impact on our contract renewal rates, in particular for our subscription-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customer base and potential growth opportunities;

•	the timing of any additional reversal of our deferred tax valuation allowance; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
     Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and the collection or use of personal information and online usage information may create negative public reaction related to our business practices. The U.S. Congress and various sources media have recently expressed concern over the collection of online usage information from cable providers and telecommunications operators to facilitate targeted Internet advertising. While our data collection is not used to target advertisements to users, such criticisms may have a chilling effect on businesses that collect or use online usage information generally. Additionally, public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or as a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.
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
     Although we achieved net income in 2007 and 2006 of $19.3 million and $5.7 million, respectively, we have incurred significant losses in prior periods, including net losses of $4.4 million and $3.2 million in 2005 and 2004, respectively. We cannot assure you that we will continue to sustain or increase profitability in the future. As of June 30, 2008, we had an accumulated deficit of $76.6 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
     The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:
•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Google, Inc., Hitwise Pty. Ltd , Quantcast and Nielsen/NetRatings;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres plc;

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc., Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Taylor Nelson Sofres plc and The Nielsen Company; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Nielsen Mobile, Inc. (telecommunications).

     Some of our current competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development or development of systems and technologies than we can. In addition, some of our competitors may adopt more aggressive pricing policies or even provide some services at no cost. Furthermore, large software companies, Internet portals and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers.
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
     We recently closed a large acquisition of M:Metrics and are in the process of integrating this business into our own. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
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
     Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions may not materialize. For example, we have yet to realize net income and positive cash flow benefits from our acquisition of M:Metrics.

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
     As of June 30, 2008, we had federal and state net operating loss carryforwards for tax purposes of approximately $74.8 million and $43.4 million, respectively. These net operating loss carryforwards begin to expire in 2020 for federal income tax reporting purposes and begin to expire in 2010 for state income tax reporting purposes.
     In addition, at June 30, 2008 we had aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $301,000, which begin to expire in 2010.
     In the six months ended June 30, 2008, and year ended December 31, 2007, deferred tax assets, before valuation allowance, decreased approximately $3.1 million and $4.4 million, respectively, due to our use of net operating loss carryforwards to offset taxable income.

     As of June 30, 2008, we had a valuation allowance of $24.4 million against certain deferred tax assets, which consisted principally of net operating loss carryforwards. We have continued to evaluate our valuation allowance position on a regular basis. After weighing both the positive and negative evidence, management believed that it was more likely than not that a portion of its deferred tax assets will be realized. Therefore, during 2007, we recognized a deferred tax asset of approximately $8.1 million based on our projected pre-tax income for 2008. If we determine that future reversals of our valuation allowance are appropriate, it may have a material impact on our results of operations.
     During 2008, it is expected that the deferred tax asset recognized in 2007 will decrease each quarter as the net deferred tax asset is utilized. Therefore, we expect that we will have a “normalized” effective tax rate in the interim periods in 2008 for GAAP reporting purposes, with no tax impact on operating and free cash flow. On a quarterly basis throughout 2008, we will re-evaluate the realizability of our deferred tax assets for any material events. We will also consider the impact of full-year 2008 operating results, additional evidence concerning the predictability of our revenue streams and forecasts of future income.
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
     As of June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $67.2 million. As of June 30, 2008 we held $7.6 million in long-term investments consisting of $4.4 million in auction rate securities and $3.2 million in other long-term fixed income securities. We generally invest in these securities for short periods of time as part of our investment policy. Auctions for some of these adjustable rate securities have failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the classification of some or all of these securities as long-term investments in our consolidated financial statements.

     The recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2007, certain of these investments were fully backed by AAA rated bonds and were insured against loss of principal and interest by bond insurers whose AAA ratings are under review. However, certain bond insurers are experiencing financial difficulty and have either had their credit ratings downgraded or have been placed on watch. As of June 30, 2008, all investments maintained investment grade ratings. However, as of June 30, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. Based on the valuation models and an analysis of other-than-temporary impairment factors, we concluded during the three months ended June 30, 2008 that some of our investments in auction rate securities have experienced an other-than-temporary decline in fair value. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of June 30, 2008. If the issuers of these adjustable rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2008
     None.
(b) Use of Proceeds from Sale of Registered Equity Securities
     On June 26, 2007, our Registration Statements on Form S-1, as amended (Reg. Nos. 333-131740 and 333-144071) were declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 6,095,000 shares of our common stock, of which we sold 5,000,000 shares and certain selling stockholders sold 1,095,000 shares, including the underwriters’ over-allotment, at a price to the public of $16.50 per share. We received net proceeds of approximately $73.1 million after deducting discounts, commissions and related costs as well as the net proceeds received by selling stockholders from the gross proceeds.
          The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. Except as discussed below, we currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. We expect to use approximately $4 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We used $44.4 million for the acquisition of M:Metrics, Inc. We currently have no other agreements or commitments with respect to acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.
     Pending the uses described above, we intend to continue to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on June 28, 2007.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended June 30, 2008, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of	Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Per	Announced Plans of	Under the Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
April 1 — April 30, 2008	23,096	$2.97	—	—
May 1 — May 31, 2008	350	$0.00	—	—
June 1 — June 30, 2008	6,107	$0.00	—	—

Total	29,553		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

     For the three months ended June 30, 2008, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2008	20,147	$0.00
May 1 — May 31, 2008	350	$0.00
June 1 — June 30, 2008	6,107	$0.00

Total	26,604

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2008, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2008	2,949	$23.25
May 1 — May 31, 2008	—	—
June 1 — June 30, 2008	—	—

Total	2,949

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On June 4, 2008, we held our 2008 annual meeting of stockholders. At the meeting the following actions were voted upon, and our stockholders voted as indicated below:
(a)	Election of three individuals as Class I directors to serve a three-year term expiring at the 2011 annual meeting of stockholders or until their respective successors have been elected and qualified.

Director	Votes For	Votes Withheld
Magid M. Abraham	23,382,400	164,613
William Katz	23,303,233	243,780
Jarl Mohn	23,303,233	243,780
The three nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our 2011 annual meeting or until their respective successors are elected and qualified. The following directors’ terms of office continued after our 2008 annual meeting of stockholders: William J. Henderson, Ronald J. Korn, Gian M. Fulgoni, Jeffrey Ganek and Bruce Golden.
(b)	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008.

Votes For	Votes Withheld	Abstain	Broker Non-Votes
23,084,318	323,712	138,981	None
The appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008 was ratified.
Item 5. Other Information
     None
Item 6. Exhibits
     The exhibits listed on the Exhibit Index attached hereto are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.
/s/ John M. Green
John M. Green
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated May 28, 2008, among comScore, Inc., OpinionCounts, Inc., M:Metrics, Inc. and Randolph J. Austin, Jr., as Stockholder Representative (Exhibit 2.1)

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on May 28, 2008 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.