Form 10-Q
period 2008-09-30
COMSCORE, INC.
filed 2008-11-13
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2008, there were 29,094,919 shares of the registrant’s common stock outstanding.

comScore, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
	(Unaudited)
	(In thousands, except share and per
	share data)
Assets
Current assets:
Cash and cash equivalents	$39,891	$68,368
Short-term investments	27,713	28,449
Accounts receivable, net of allowances of $516 and $234, respectively	25,006	23,446
Prepaid expenses and other current assets	2,456	1,620
Restricted cash	—	1,385
Deferred tax asset	773	176

Total current assets	95,839	123,444
Long-term investments	6,411	7,924
Property and equipment, net	17,298	6,867
Other non-current assets	144	168
Long-term deferred tax asset	3,446	7,888
Intangible assets, net	9,702	17
Goodwill	42,686	1,364

Total assets	$175,526	$147,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,021	$1,140
Accrued expenses	9,482	6,838
Deferred revenues	40,485	33,045
Deferred rent	957	154
Capital lease obligations	1,062	900

Total current liabilities	53,007	42,077

Capital lease obligations, long-term	252	977
Deferred rent, long-term	8,709	181
Deferred revenues, long-term	47	—

Total liabilities	62,015	43,235

Commitments and contingencies
Common stock subject to put; no shares and 135,635 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	1,815
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 28,907,591 and 27,960,573 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29	28
Treasury stock, 159,549 and 24,677 shares at cost at September 30, 2008 and December 31, 2007, respectively	(1,238)	—
Additional paid-in capital	190,729	183,433
Accumulated other comprehensive income	14	1
Accumulated deficit	(76,023)	(80,840)

Total stockholders’ equity	113,511	102,622

Total liabilities and stockholders’ equity	$175,526	$147,672

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)
Revenues	$30,661	$22,389	$85,781	$61,879
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	9,412	5,942	24,286	17,330
Selling and marketing (1)	10,659	7,390	29,120	20,524
Research and development (1)	4,131	3,018	10,838	8,387
General and administrative (1)	4,266	3,059	12,596	7,994
Amortization of intangible assets resulting from acquisitions	346	211	475	797

Total expenses from operations	28,814	19,620	77,315	55,032

Income from operations	1,847	2,769	8,466	6,847

Interest income, net	267	1,180	1,578	1,421
Gain (loss) from foreign currency	123	(111)	(18)	(321)
Impairment of marketable securities	(455)	—	(841)	—
Revaluation of preferred stock warrant liabilities	—	82	—	(1,195)

Income before income taxes	1,782	3,920	9,185	6,752

Provision for income taxes	(1,207)	(129)	(4,368)	(181)

Net income	575	3,791	4,817	6,571

Accretion of redeemable preferred stock	—	(21)	—	(1,829)

Net income available to common stockholders	$575	$3,770	$4,817	$4,742

Net income available to common stockholders per common share:
Basic	$0.02	$0.13	$0.17	$0.29
Diluted	$0.02	$0.12	$0.16	$0.25
Weighted-average number of shares used in per share calculation — common stock:
Basic	28,878,494	27,248,379	28,576,651	12,211,143
Diluted	30,389,519	29,545,321	30,215,920	14,326,891
Net income available to common stockholders per common share subject to put:
Basic	$—	$0.19	$0.17	$0.55
Diluted	$—	$0.18	$0.16	$0.51
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	—	347,635	46,037	347,635
Diluted	—	347,635	46,037	347,635

(1)	Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$265	$76	$610	$145
Selling and marketing	797	298	1,823	509
Research and development	225	67	507	128
General and administrative	617	264	1,697	501

Comprehensive income:
Net income	$575	$3,791	$4,817	$6,571
Other comprehensive income:
Foreign currency cumulative translation adjustment	(207)	168	(256)	271
Unrealized gain (loss) on marketable securities	371	8	270	8

Total comprehensive income	$739	$3,967	$4,831	$6,850

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating activities:
Net Income	$4,817	$6,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,596	2,770
Amortization of intangible assets resulting from acquisitions	472	797
Provision for bad debts and sales allowances	379	81
Stock based compensation	4,642	1,283
Deferred rent	(70)	—
Revaluation of preferred stock warrant liability	—	1,195
Amortization of deferred finance costs	—	7
Deferred tax provision (benefit)	3,845	(58)
Impairment of marketable securities	841	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(518)	(5,096)
Prepaid expenses and other current assets	(298)	(381)
Other non-current assets	105	218
Accounts Payable, accrued expenses and other liabilities	(1,558)	1,431
Deferred revenues	2,618	5,830
Deferred rent	9,366	—

Net cash provided by operating activities	28,237	14,648

Investing activities:
Acquisition, net of cash acquired	(44,543)	—
Recovery (payment) of restricted cash	1,385	(268)
Purchase of investments	(71,844)	(37,976)
Sales and maturities of investments	73,522	21,400
Purchases of property and equipment	(13,587)	(2,702)

Net cash used in investing activities	(55,067)	(19,546)

Financing activities:
Proceeds from exercise of common stock options and warrants	879	780
Proceeds from the issuance of common stock, net of offering costs	—	73,116
Repurchase of common stock	(1,238)	—
Principal payments on capital lease obligations	(669)	(1,896)

Net cash (used in) provided by financing activities	(1,028)	72,000
Effect of the exchange rate changes on cash	(619)	484

Net (decrease) increase in cash and cash equivalents	(28,477)	67,586
Cash and cash equivalents at beginning of period	68,368	5,032

Cash and cash equivalents at end of period	$39,891	$72,618

Supplemental cash flow disclosures:
Accretion of preferred stock	$—	$1,829
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides a digital marketing intelligence platform that helps customers make better-informed business decisions and implement more effective digital business strategies. The Company’s products and solutions offer customers insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior.
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
     On July 2, 2007, the Company completed its initial public offering (the “IPO”) of common stock in which the Company issued and sold 5,000,000 shares of its common stock at an issuance price of $16.50 per share. In addition, selling stockholders, including officers and directors of the Company or entities affiliated therewith, sold an aggregate of 1,095,000 shares of common stock, which amount included the exercise of the underwriters’ over-allotment option in the IPO. The Company raised a total of $82,500,000 in gross proceeds from the IPO, or approximately $73,116,000 in net proceeds after deducting underwriting discounts and commissions of $5,775,000 and offering costs of $3,609,000. The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding automatically converted into 17,257,362 shares of common stock, and all preferred stock warrants converted into common stock warrants.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 11, 2008 with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter. All references to September 30, 2008 and 2007 or to the three and nine months ended September 30, 2008 and 2007 in the notes to the consolidated financial statements are unaudited.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Fair Value Measurements
     As of January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value and determines the appropriate classification level for each reporting period. The Company is required to use significant judgments to make this determination.
     The Company’s investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices or broker or dealer quotations. Level 3 instruments are valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include certain illiquid auction rate securities. Such instruments are generally classified within Level 3 of the fair value hierarchy (see Note 4).
Cash and Cash Equivalents, Investments, and Restricted Cash
     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less as of the balance sheet date. Cash and cash equivalents consist primarily of bank deposit accounts, certificates of deposit and U.S. treasury bills.
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
     Interest income on investments was $295,000 and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $1.7 million for the nine months ended September 30, 2008 and 2007.

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
Property and Equipment
     Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Assets under capital leases are recorded at their net present value at the inception of the lease and are included in the appropriate asset category. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included within the expense category on the Statement of Operations in which the asset is deployed.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Impairment of Long-Lived Assets
     Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the three and nine months ended September 30, 2008 and 2007. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.
Foreign Currency Translation
     The Company applies SFAS No. 52, Foreign Currency Translation, with respect to its international operations. The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is included as a component of other comprehensive income. The Company incurred a foreign currency transaction gain of $123,000 for the three months ended September 30, 2008 and a loss of $111,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, the Company incurred foreign currency transaction losses of $18,000 and $321,000, respectively. These losses primarily related to U.S. Dollar and Euro denominated transactions within the Company’s foreign subsidiaries.
Revenue Recognition
     The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met prior to revenue recognition: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.
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
Stock-Based Compensation
     The Company accounts for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of the grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. The fair value of the restricted stock awards is determined based on the quoted market price of the Company’s common stock on the grant date. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $1.9 million and $705,000 for the three months ended September 30, 2008 and 2007, respectively, and $4.6 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.
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
     FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. As of September 30, 2008 and December 31, 2007, the Company had unrecognized tax benefits of $71,000 on a tax effected basis, all of which would affect the Company’s tax rate if recognized.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Earnings Per Share
     The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). The Company has issued shares of common stock in connection with business acquisitions that give the holders the right to require the Company to repurchase the shares at a fixed price at a specified future date (“Common Stock Subject to Put”). The difference between the fair value of the shares of Common Stock Subject to Put on the issuance date and the price at which the Company may be required to repurchase those shares is being accreted over the period from issuance to the first date at which the Company could be required to repurchase the shares as a dividend to the holders. EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) states that when a common shareholder has a contractual right to receive, at share redemption, an amount that is other than fair value, such shareholder has received, in substance, a preferential distribution. Under SFAS 128, entities with capital structures that include classes of common stock with different dividend rates are required to apply the two-class method of calculating earnings per share. Accordingly, the Company calculates earnings per share for its common stock and its Common Stock Subject to Put using a method akin to the two-class method under SFAS 128.
     In addition, the Company’s series of convertible redeemable preferred stock that were outstanding until their automatic conversion upon the completion of the IPO on July 2, 2007 were considered participating securities as they were entitled to an 8% noncumulative preferential dividend before any dividends could be paid to common stockholders. The Company includes its participating preferred stock in the computation of earnings per share using the two-class method in accordance with EITF 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128 (“EITF 03-06”).
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
     Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method. For the period prior to conversion, diluted earnings per share does not assume the conversion of the Company’s convertible preferred stock using the if-converted method as the result is anti-dilutive. No potentially dilutive securities are convertible or exercisable into shares of Common Stock Subject to Put.
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Stock options and restricted stock units	93,141	—	52,432	2,739
Convertible preferred stock warrants	—	—	—	—
Common stock warrants	2,000	2,000	2,000	2,000
Convertible preferred stock	—	—	—	11,504,908

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)
Calculation of basic and diluted net income per share — two class method:

Net Income	$575	$3,791	$4,817	$6,571

Accretion of redeemable preferred stock	—	(21)	—	(1,829)

Accretion of common stock subject to put	—	(22)	—	(90)

Undistributed earnings	575	3,748	4,817	4,652

Allocation of undistributed earnings:

Common stock	575	3,626	4,817	3,626

Preferred stock	—	122	—	1,026

Total allocated earnings	$575	$3,748	$4,817	$4,652

Net income attributable to common stockholders per common share:
Basic	$0.02	$0.13	$0.17	$0.29
Diluted	$0.02	$0.12	$0.16	$0.25
Weighted average shares outstanding — common stock:
Basic	28,878,494	27,248,379	28,576,651	12,211,143
Diluted	30,389,519	29,545,321	30,215,920	14,326,891

Net income attributable to common stockholders per common share subject to put:
Basic	$—	$0.19	$0.17	$0.55
Diluted	$—	$0.18	$0.16	$0.51
Weighted average shares outstanding — common stock subject to put
Basic	—	347,635	46,037	347,635
Diluted	—	347,635	46,037	347,635

Recent Pronouncements
     In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

15

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008; however, the Company has not expanded its eligible items subject to the fair value option under SFAS No.159.
3. Acquisition
     On May 28, 2008, comScore completed its merger with M:Metrics, Inc. (“M:Metrics”), a provider of marketing and media intelligence for the mobile medium in the United States and internationally, pursuant to the Agreement and Plan of Merger dated May 28, 2008, (the “Merger”). The total preliminary purchase price of $46.0 million is comprised of $44.3 million in cash consideration, $1.2 million in expenses paid on M:Metrics’ behalf and the estimated acquisition related transaction costs of approximately $459,000. Acquisition-related transaction costs include legal and accounting fees, and other external costs directly related to the Merger. In connection with the Merger, the Company exchanged the unvested options for M:Metrics common stock for options for the purchase of 51,908 shares of comScore common stock. In addition, $5.0 million of comScore restricted common stock was reserved for issuance pursuant to the Merger and $4.72 million was issued to certain former M:Metrics employees that continued as employees of comScore as of June 30, 2008. The estimated fair value of these options and restricted stock will be recognized as compensation expense for post merger services. The Company has included the financial results of M: Metrics in its consolidated financial statements since the date of acquisition.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company believes the Merger with M:Metrics supports the Company’s long-term strategic direction and that the demands in the digital marketing intelligence industry continue to accelerate at a rapid pace as advertising moves to new digital mediums. In evaluating the acquisition of M:Metrics, the Company focused primarily on the business’s revenues and customer base, the strategic fit of the business’s product line with the Company’s existing product offerings, and opportunities for cost reductions and other synergies, rather than on the business’s tangible or intangible assets, such as its property and equipment. As a result, the fair value of the acquired assets corresponds to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill associated with the acquisition.
     The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their estimated fair values as of May 28, 2008. Under the purchase method of accounting, the total estimated purchase price is allocated to M:Metrics net tangible and intangible assets based on their estimated fair values as of May 28, 2008, the effective date of the Merger. The preliminary estimated purchase price as shown in the table below was based on management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. We may continue to adjust the preliminary purchase price allocation after obtaining more information about assets and liabilities assumed. The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$1,554
Accounts receivable	2,080
Prepaid expenses and other current assets	245
Property and equipment	464
Other long term assets	85
Accounts payable	(865)
Other accrued liabilities	(3,428)
Deferred revenue	(5,473)
Other long-term liabilities	(145)

Net tangible liabilities to be acquired	(5,483)
Definite-lived intangible assets acquired	10,160
Goodwill	41,322

Total estimated purchase price	$45,999

     Included in the preliminary purchase price allocation are $6.3 million of deferred tax assets and $3.7 million in deferred tax liabilities, offset by a full valuation allowance of $2.6 million.
     Of the total estimated purchase price, a preliminary estimate of $5.5 million has been allocated to net tangible liabilities to be acquired, and $10.2 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $10.2 million consist of the value assigned to M:Metrics customer relationships of $3.2 million, intellectual property $2.6 million, developed and core technology of $2.5 million and panel $1.9 million. The useful lives range from five to ten years (see Note 2). Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

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
     The unaudited historical financial information of comScore for the periods beginning after May 28, 2008 includes the results of the consolidated companies. The unaudited pro forma financial information for the nine months ended September 30, 2008 combines the historical results for comScore for the nine months ended September 30, 2008 and the historical results for M:Metrics for the five months ended May 28, 2008. The unaudited pro forma financial information for the three and nine months ended September 30, 2007 combines the historical results for comScore for the three and nine months ended September 30, 2007 and the historical results for M:Metrics for the same period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Revenues	$30,661	$24,816	$90,568	$68,472
Net income (loss)	$575	$397	$1,547	$(4,100)
Basic income (loss) per share to common stockholders	$0.02	$0.01	$0.05	$(0.34)
Diluted income (loss) per share to common stockholders	$0.02	$0.01	$0.05	$(0.29)
4. Investments and Fair Value Measurements
     As of September 30, 2008, the Company had $4.3 million invested in auction rate securities, all of which are classified as long-term investments on its consolidated balance sheet. As of December 31, 2007, the Company had $30.3 million invested in auction rate securities, of which $25.4 million were classified as current, short-term investments and $4.9 million were classified as long-term investments on its consolidated balance sheet.
     Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its investment policy. However, the recent uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of certain auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. As of December 31, 2007, these investments were fully backed by AAA rated bonds and insured against loss of principal and interest by bond insurers. However, certain bond insurers are experiencing financial difficulties and have either had their credit ratings downgraded or have been placed on watch. As of September 30, 2008, all auction rate investments continue to have at least a minimum A rating with Standard & Poor’s and Moody’s ratings agencies. As of September 30, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. These securities were valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company is uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of September 30, 2008 and December 31, 2007.
     For the three and nine months ended September 30, 2008, the Company determined that unrealized losses of $455,000 and $841,000, respectively, represented other-than temporary impairments based on its analysis and has recorded those unrealized losses in earnings. As of September 30, 2008, the Company has determined that the unrealized losses on all its auction rate securities represent other-than temporary impairments. As of December 31, 2007, based on the Company’s ability and intent to hold these investments until an anticipated recovery of the fair value, the Company did not consider these investments to be other-than temporarily impaired and included the unrealized losses in equity. The unrealized losses at December 31, 2007 on the investments were due primarily to changes in market conditions and overall lack of demand for auction rate securities. Subsequently, if the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, the Company may further adjust the carrying value of these investments.
     Marketable securities, which are classified as available-for-sale, are summarized below as of September 30, 2008 and December 31, 2007.

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(Unaudited)
	(In thousands)
As of September 30, 2008:
U.S. treasury bills	$4,466	$12	$—	$4,478	$4,478	$—
U.S. treasury notes	25,311	76	—	25,387	23,235	2,152
Auction rate securities	4,259	—	—	4,259	—	4,259

	$34,036	$88	$—	$34,124	$27,713	$6,411

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)
As of December 31, 2007:
U.S. government debt securities	$6,005	$38	$—	$6,043	$2,999	$3,044
Auction rate securities	30,550	—	(220)	30,330	25,450	4,880

	$36,555	$38	$(220)	$36,373	$28,449	$7,924

     There were no gross unrealized losses related to available-for-sale securities as of September 30, 2008. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007:

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
As of December 31, 2007:
Auction rate securities	$30,330	$(220)	$—	$—	$30,330	$(220)

	$30,330	$(220)	$—	$—	$30,330	$(220)

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The fair value hierarchy of the Company’s marketable securities at fair value as of September 30, 2008 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
	(In thousands)
Assets:
U.S. treasury bills	$4,478	$4,478	$—	$—
U.S. treasury notes	25,387	25,387	—	—
Auction rate securities	4,259	—	—	4,259

Total	$34,124	$29,865	$—	$4,259

     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3):

	Short-term	Long-term
	Investments	Investments
	(Unaudited)
	(In thousands)
Balance on January 1, 2008	$—	$4,880
Transfers in and/or (out) of Level 3	—	2,350
Total losses unrealized included in earnings	—	(841)
Total losses included in other comprehensive income at December 31, 2007	—	220
Settlements	—	(2,350)

Balance on September 30, 2008	$—	$4,259

     For the three and nine months ended September 30, 2008, an unrealized loss of $455,000 and $841,000 related to Level 3 assets held at September 30, 2008 was included in earnings.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. Goodwill and Intangible Assets
     The carrying amounts of goodwill and intangible assets are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Goodwill	$42,686	$1,364
Intangible assets consists of the following:
Trademarks and brands	$—	$662
Non-compete agreements	—	326
Customer relationships	3,200	3,467
Acquired methodologies/technology	2,500	688
Intellectual property	2,600	—
Panel	1,860	—

Total intangible assets	10,160	5,143
Accumulated amortization	(458)	(5,126)

Intangible assets, net	$9,702	$17

     Amortization expense related to intangibles was approximately $346,000 and $211,000 for the three months ended September 30, 2008 and 2007, respectively, and $475,000 and $797,000 for the nine months ended September 30, 2008 and 2007, respectively.
     During the three and nine months ended September 30, 2008, $5.1 million of fully-amortized intangible assets were written off.
6. Property and Equipment
     Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,	December
	2008	31, 2007
	(Unaudited)
	(In thousands)
Computer equipment	$14,136	$16,050
Computer software	3,122	2,529
Office equipment and furniture	3,298	1,408
Leasehold improvements	8,861	1,070

	29,417	21,057
Less: accumulated depreciation and amortization	(12,119)	(14,190)

	$17,298	$6,867

     During the three and nine months ended September 30, 2008, the Company capitalized $1.5 and $9.4 million, respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Reston, Chicago and San Francisco office leases (see Note 7).
     During the three and nine months ended September 30, 2008, $402,000 and $5.6 million, respectively, of fully-depreciated assets were written off.
     For the three months ended September 30, 2008 and 2007, total depreciation expense was $1.4 million and $928,000, respectively, and $3.6 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. Commitments and Contingencies
Leases
     In September 2008, the Company agreed with a landlord for the early termination of the acquired M:Metrics San Francisco office lease. In connection with this termination the Company paid $165,000. This amount is included in operating expenses for the three and nine months ended September 30, 2008.
     In June 2008, the Company entered into a 10 year lease with a new landlord for approximately 16,674 square feet of new office space for its San Francisco office. The base rent in the first year is approximately $676,000 and escalates 3% per annum over the lease term. The Company consolidated the comScore and M:Metrics San Francisco offices and moved into this new integrated office in September 2008. In connection with this lease, the Company recorded $1.5 million of deferred rent and capitalized assets as a result of landlord allowances. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
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
     For the three months ended September 30, 2008 and 2007, total rent expense was $1.1 million and $526,000, respectively, and $2.8 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively.
Contingencies
     On March 6, 2008, the Company opened a $5.0 million revolving line of credit with an interest rate equal to the BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit is available through March 6, 2009. As of September 30, 2008, no amounts were borrowed against the line of credit. The agreement contains no restrictive covenants.
     As of September 30, 2008, the Company is required to maintain letters of credit in the amount of approximately $4.4 million as additional security deposit pertaining to operating leases. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement. During the three and nine months ended September 30, 2008, one letter of credit was reduced by approximately $90,000. As of December 31, 2007, certain letters of credit were collateralized by $1.4 million in certificates of deposit which were included in Restricted Cash in the Consolidated Balance Sheets. During the nine months ended September 30, 2008, the security deposits were collateralized by the line of credit, reducing availability under the facility, and the restrictions were removed from the $1.4 million of certificates of deposit, which were reclassified to cash and cash equivalents.
     The Company has no material claims as of September 30, 2008, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations
8. Income Taxes
     As of September 30, 2008 and December 31, 2007, the Company had a valuation allowance of $26.4 million and $21.3 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Prior to December 31, 2007, management believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, the Company concluded that it was more likely than not that a portion of its deferred tax assets would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, the Company considered its history of profitability, the history of its industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, the Company concluded that it was appropriate to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year into the future. As a result, the Company reversed a portion of its valuation allowance and recognized a net deferred tax asset of $8.1 million as of December 31, 2007.
     As of September 30, 2008, the Company has concluded that there were no events during the three months ended September 30, 2008 that would result in a revaluation of its valuation allowance against deferred tax assets but management will continue to evaluate its valuation allowance position on a regular basis. To the extent that the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of the Company’s valuation allowance would have a material impact on the Company’s results from operations.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate for each of its legal entities in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Accordingly, the Company has estimated its annual effective tax rate for the full year and applied that rate to its income before taxes in determining its tax expense for the nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 the Company recorded an income tax provision of $1.2 million and $4.4, respectively. The tax provision for the three and nine months ended September 30, 2008 was due primarily to current taxes of $318,000 and $522,000, respectively, and the utilization of the Company’s U.S. deferred tax assets of $889,000 and $4.0 million, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity in the first quarter of 2008. The current taxes for the three months ended September 30, 2008, increased due to a change in California tax law suspending the deduction for net operating losses carried forward from prior taxable years. The deferred tax expense is negatively impacted by current year net losses incurred by certain M:Metrics international subsidiaries for which the full benefit is not realized by other comScore subsidiaries. During the three months and nine months ended September 30, 2007, the Company recorded an income tax provision of $129,000 and $181,000, respectively. The tax provision for the three and nine months ended September 30, 2007 is comprised of an income tax expense of $148,000 and $239,000, respectively, reflecting our alternative minimum tax and is partly offset by a decrease of $19,000 and $58,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets.
     As of September 30, 2008 and December 31, 2007, the Company had $71,000 of unrecognized tax benefit liabilities. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
     The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of September 30, 2008 and December 31, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.
     The exercise of stock options during the first nine months of 2008 and 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123R, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce its income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid-in capital.
9. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s IPO on June 26, 2007, eligible employees and non-employees were granted options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder. The Plans provide for the issuance of a maximum of 5.4 million shares of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of : (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The exercise price is determined by the Board of Directors, which is generally equal to fair value for incentive stock options and is determined on a per-grant basis for nonqualified options. The vesting period of options granted under the Plans is determined by the Board of Directors, generally ratably over a four-year period. The options expire 10 years from the date of the grant. Effective January 1, 2008, the shares available for grant increased 1,118,422 pursuant to the automatic share reserve increase provision under the Plans. As of September 30, 2008, 2,321,810 shares were available for grant under the 2007 Plan.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     During the three and nine months ended September 30, 2008, 51,908 stock options were granted. The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2008 and a discussion of the Company’s assumptions.

Three and Nine
Months
Ended September 30,
2008
Dividend yield	0.00%
Expected volatility	60.00%
Risk-free interest rate	2.93%
Expected life of options (in years)	4.00
     Dividend yield — The Company has never declared or paid dividends on its common stock and has no plans to pay dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses a weighted-average volatility based on 75% of the average historical stock volatilities of similar entities and 25% of the Company’s actual historical volatility since the IPO.
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
     A summary of the Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2007	2,039,434	$2.01

Options granted	51,908	$6.24
Options exercised	401,543	$2.06		$7,927
Options forfeited	23,685	$5.54
Options expired	457	$7.23

Options outstanding at September 30, 2008	1,665,657	$2.07	5.94	$25,910

Options exercisable at September 30, 2008	1,408,422	$1.34	5.62	$22,937

     The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at September 30, 2008. The aggregate intrinsic value of stock option awards exercised was determined at the date of the option exercise. As of September 30, 2008, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $1.1 million, which the Company expects to recognize over a weighted average period of approximately 1.00 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. For the nine months ended September 30, 2008, 97,309 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of September 30, 2008 is presented as follows:

			Total Number	Weighted
		Restricted	of Shares	Average
	Restricted	Stock	Underlying	Grant-Date Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2007	771,783	63,727	835,510	$14.08
Granted	523,667	63,794	587,461	23.79
Vested	188,070	17,041	205,111	13.57
Forfeited	72,632	13,607	86,239	20.52

Nonvested at September 30, 2008	1,034,748	96,873	1,131,621	$18.72

     The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of September 30, 2008 was $20.0 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of September 30, 2008 was 2.96 years.
     We granted nonvested stock awards at no cost to recipients during the nine months ended September 30, 2008. As of September 30, 2008, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $18.2 million, which the Company expects to recognize over a weighted average period of approximately 2.03 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 205,111 shares of the Company’s restricted stock and restricted stock units vesting during the nine months ended September 30, 2008, the Company repurchased 62,240 shares at an aggregate purchase price of approximately $1.2 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At September 30, 2008, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,321,810
Common stock available for outstanding options and restricted stock units	1,762,530
Common stock warrants	26,375

4,110,715

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
10. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2008 and 2007 is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)
		(In thousands)
United States	$26,052	$19,912	$73,829	$55,271
Canada	1,628	1,189	4,522	3,152
United Kingdom/Other	2,981	1,288	7,430	3,456

Total Revenues	$30,661	$22,389	$85,781	$61,879

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

United States	$17,041	$6,527
Canada	99	183
United Kingdom/Other	158	157

Total	$17,298	$6,867

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
     Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of over two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering, resulting in the sale and issuance by us of 5,000,000 shares of our common stock, and we also launched ten new products during that year, including Campaign Metrix, qSearch 2.0, Ad Metrix, Segment Metrix and comScore Marketer. During the first quarter of 2008, we launched Ad Metrix-Advertiser View, a tool for agencies and publishers designed to support their media buying and selling activities and supply their competitive intelligence needs. In April 2008, we launched the second generation of our media planning product, Plan Metrix, and increased the frequency of reporting from semi-annual to a monthly cycle. In October 2008, we launched Extended Web Measurement which allows the tracking of distributed web content across third party sites, such as video, music, gaming applications, widgets and social media. It enables publishers to report audience reach and characteristics of their various advertising sales packages providing them with the ability to market those packages more effectively.
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. The total cost of the acquisition of M:Metrics was approximately $46.0 million, consisting of cash and transaction fees.

     Our total revenues have grown to $87.2 million during the fiscal year ending December 31, 2007 and $85.8 million for the first three quarters of 2008 from $15.4 million during the fiscal year ended January 31, 2003. By comparison, our total expenses from operations have grown to $76.5 million for the year ended 2007 and $77.3 million for the first three quarters of 2008 from $35.2 million during the fiscal year ended January 31, 2003. The growth in our revenues has been primarily the result of:
•	increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers;

•	increases in the prices of our products and services;

•	the sales of new products to existing and new customers;

•	growth in sales outside of the U.S. as a result of entering into new international markets; and

•	growth from the acquisition of M:Metrics
     As of September 30, 2008, we had 1,136 customers, compared to 334 as of January 31, 2003. We sell most of our products through our direct sales force. We established an inside sales force dedicated to selling comScore Marketer, which was launched in the fourth quarter of 2007.
          As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. We have noted indications in the nine months ended September 30, 2008, that a limited number of our current and potential customers have delayed or reduced renewals of existing subscriptions and purchases of new or additional services and products. Further, certain of our existing customers have exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Despite this economic downturn, we continued to add net new customers during the third quarter of 2008, and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed in the three months ended September 30, 2008. However, if these adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenue increased to 75% of total revenues in 2006, to 79% of total revenues in 2007 and to 83% during the nine months ended September 30, 2008.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2007, our international revenues were $10.1 million, an increase of $4.4 million, or 76% over international revenues of $5.7 million for the fiscal year ended December 31, 2006. For the nine months ended September 30, 2008, our international revenues were $12.0 million, an increase of $5.3 million or 81% over international revenues of $6.6 million for the nine months ended September 30, 2007. International revenues comprised approximately 9%, 12% and 14% of our total revenues for the fiscal years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively.
     We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.
     Recently, the value of the U.S. Dollar has appreciated significantly against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the price of our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results.
Subscription Revenues
          We generate a significant proportion of our subscription-based revenues from our Media Metrix product family and since May 2008 our M:Metrics products suite. Products within the Media Metrix family include Media Metrix 2.0, Plan Metrix, World Metrix and Video Metrix. Additionally, we recently launched Ad Metrix and comScore Marketer in the second half of 2007. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix and M:Metrics products are provided with login IDs to our Web site, have access to our database and can generate reports at any time.
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
     Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of our goodwill is associated with one reporting unit. Accordingly, on an annual basis we perform the impairment assessment for goodwill required under SFAS 142 at the enterprise level. We completed our annual impairment analysis as of October 1st for 2007 and determined that there was no impairment of goodwill. There have been no indicators of impairment since the October 1, 2007 test through September 30, 2008.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	5 to 7
Customer relationships	7
Panel	7
Intellectual property	10

Income Taxes
          Our tax provision for interim periods is determined using an estimate of our annual effective tax rate for each of our legal entities in accordance with the interim reporting requirements of SFAS No. 109, Accounting for Income Taxes, APB Opinion No. 28, Interim Financial Reporting , and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 . Accordingly, we have estimated our annual effective tax rate for the full year and applied that rate to our income before taxes in determining our tax expense for the nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, we recognized income tax provisions of $1.2 million and $4.4 million, respectively, compared to an income tax provision of $129,000 and $181,000 in the same periods of 2007. The tax provisions for the three and nine months ended September 30, 2008 were due primarily to current taxes of $318,000 and $522,000, respectively, and the utilization of U.S. deferred tax assets of $889,000 and $4.0 million, respectively, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity in the nine months ended September 30, 2008. The tax provisions for the three and nine months ended September 30, 2007 were comprised of income tax expense of $148,000 and $239,000, respectively, reflecting our U.S. alternative minimum tax and was partly offset by a decrease of $19,000 and $58,000, respectively, in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets. The utilization of our U.S. deferred tax assets for the three and nine months ended September 30, 2007 were entirely offset by corresponding release of valuation allowance.
     As of September 30, 2008 and December 31, 2007 we had $71,000 of unrecognized tax benefit liabilities. We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are not subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
     We recognize accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of September 30, 2008 and December 31, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.
     As of September 30, 2008 and December 31, 2007, we had a valuation allowance of $26.4 million and $21.3 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards. Prior to December 31, 2007, management believed that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was required. As of December 31, 2007, we concluded that it is more likely than not that a portion of its deferred tax assets would be utilized in subsequent years and that a reduction in the deferred tax asset valuation allowance was necessary. In determining the amount of deferred tax assets to recognize, we considered its history of profitability, the history of its industry, the overall amount of the deferred tax assets and the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. Given the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, we concluded that it was appropriate to consider future taxable income (exclusive of reversing temporary differences and carryforwards) for a limited period of one year into the future. As a result, we reversed a portion of our valuation allowance and recognized a net deferred tax asset of $8.1 million as of December 31, 2007. In 2008, we have recognized a deferred tax provision as we utilized the deferred tax asset recognized at December 31, 2007.

     As of September 30, 2008, we concluded that there were no events during the quarter that would result in a revaluation of our valuation allowance against deferred tax assets, and we will continue to evaluate our valuation allowance position on a regular basis. To the extent that we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of our valuation allowance would have a material impact on our results from operations.
     The exercise of stock options during 2008 and 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS No. 123R, Share Based Compensation (“SFAS No. 123R”), we will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, we have not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as we utilize these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.
     FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. As of September 30, 2008 and December 31, 2007, we had unrecognized tax benefits of $71,000 on a tax- effected basis.
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
     At September 30, 2008, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $19.3 million, which is expected to be recognized over a weighted-average period of 1.97 years.
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

Fair Value Measurements
     As of January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; Level 3 — unobservable inputs of which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our marketable securities at fair value and determine the appropriate classification level for each reporting period. We are required to use significant judgments to make this determination.
     Our investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices or broker or dealer quotations. Level 3 instruments are valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include certain illiquid auction rate securities. Such instruments are generally classified within Level 3 of the fair value hierarchy.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Unaudited)
		(In thousands)
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	30.7	26.5	28.3	28.0
Selling and marketing	34.8	33.0	34.0	33.2
Research and development	13.5	13.5	12.6	13.6
General and administrative	13.9	13.7	14.7	12.9
Amortization	1.1	0.9	0.6	1.3

Total expenses from operations	94.0	87.6	90.2	89.0

Income from operations	6.0	12.4	9.8	11.0
Interest income, net	0.9	5.3	1.9	2.3
Loss from foreign currency	0.4	(0.5)	—	(0.5)
Impairment of marketable securities	(1.5)	—	(1.0)	—

Revaluation of preferred stock warrant liabilities	—	0.4	—	(1.9)

Income before income taxes	5.8	17.6	10.7	10.9
Provision for income taxes	(3.9)	(0.6)	(5.0)	(0.3)

Net income	1.9	17.0	5.7	10.6
Accretion of redeemable preferred stock	—	—	—	(3.0)

Net income attributable to common stockholders	1.9%	17.0%	5.7%	7.6%

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Revenues	$30,661	$22,389	$8,272	37%	$85,781	$61,879	$23,902	39%

     Total revenues increased by approximately $8.3 million and $23.9 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The revenue growth was primarily due to increased sales to our existing customer base and growth of our customer base and, to a lesser extent, the contribution of revenue from M:Metrics. Our total customer base grew by a net increase of 299 customers to 1,136 customers at September 30, 2008 from 837 at September 30, 2007. Sales to existing customers based in the U.S. totaled $22.4 million and $62.4 million during the three and nine months ended September 30, 2008, respectively, which was $5.1 million and $14.5 million higher than in the corresponding periods in 2007. In addition, revenues during the three and nine months ended September 30, 2008 from new U.S. customers were $3.7 million and $11.4 million, respectively, an increase of approximately $1.1 million and $4.0 million as compared to the three and nine months ended September 30, 2007, respectively. Revenues from customers outside of the U.S. totaled approximately $4.6 million and $12.0 million, or approximately 15 percent and 14 percent of total revenues, in the three and nine months ended September 30, 2008, respectively, an increase of $2.1 million and $5.3 million, respectively, compared to the corresponding periods in 2007. This increase was due primarily to our ongoing expansion efforts in Europe and to a lesser extent continued growth in Canada.
     We experienced continued revenue growth in both our subscription and project revenues. Subscription revenues increased by approximately $7.8 million and $22.2 million in the three and nine month periods ended September 30, 2008, respectively, from $17.9 million and $48.6 million in the corresponding prior year periods, respectively. To a lesser extent, our project-based revenues increased by $440,000 and $1.7 million in the three and nine month periods ended September 30, 2008, respectively, from $4.5 million and $13.3 million in the corresponding prior year periods.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Cost of revenues	$9,412	$5,942	$3,470	58%	$24,286	$17,330	$6,956	40%
As a percentage of revenues	31%	27%			28%	28%
     Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment, and allocated overhead.
     Cost of revenues increased by approximately $3.5 million and $7.0 million during the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. This increase was primarily due to approximately $1.5 million and $3.2 million increases in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce supporting a larger product and customer base and the additional employee costs from our acquisition of M:Metrics, as compared to the three and nine months ended September 30, 2007, respectively. We experienced increases of approximately $612,000 and $1.9 million in costs paid to outside service vendors and incentives to our panel members related to the development of our products during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. We also experienced increases in panel, data and bandwidth costs of $881,000 and $1.3 million to support our consumer panel during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The remaining increase of approximately $500,000 and $600,000 during the three and nine months ended September 30, 2008, respectively, are related to additional allocated overhead costs such as rent, travel and related costs and other expenses. The inclusion of M:Metrics beginning in May 2008 also contributed to the increase in external costs to develop our products and support our consumer panels during the three and nine months ended September 30, 2008, however, a portion of these costs are attributed to one-time integration costs associated with employees that are not expected to continue service or that have already been terminated and data related costs. Cost of revenues increased as a percentage of revenues by 4.2 percentage points and 0.3 percentage points during the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007 principally due to the increased costs following our acquisition of M:Metrics.
     We expect cost of revenues to increase in absolute dollar amounts as we seek to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Selling and marketing	$10,659	$7,390	$3,269	44%	$29,120	$20,524	$8,596	42%
As a percentage of revenues	35%	33%			34%	33%

     Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, product management, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, including rent and depreciation. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. In the case of multi-year agreements, one year of commissions is paid initially, with the remaining amounts paid at the beginning of the succeeding years.
     Selling and marketing expenses increased by $3.3 million and $8.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. These increases were primarily due to increases of $2.4 million and $6.2 million during the three and nine months ended September 30, 2008, respectively, in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets, our acquisition of M:Metrics and an increase in commission and bonus costs associated with increased revenues. We also experienced increases of $499,000 and $1.3 million stock-based compensation as compared to the same periods in 2007. Our selling and marketing headcount totaled 261 employees as of September 30, 2008, an increase of 66 employees as compared to September 30, 2007. In addition, the remaining increases are the result of increases in allocated overhead costs such as rent, additional advertising and marketing costs and travel and related costs to support our growing customer base. The inclusion of the operations of M:Metrics beginning in May 2008 contributed to the increase in selling and marketing expenses during the three and nine months ended September 30, 2008, however, a portion of these costs are attributed to one-time integration costs associated with employees that are not expected to continue service or that have already been terminated. Selling and marketing expenses as a percentage of revenues increased during the three and nine months ended September 30, 2008 as compared to the same period in 2007 principally due to the increased costs associated with our acquisition of M:Metrics.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
				(Unaudited)
				(In thousands)
Research and development	$4,131	$3,018	$1,113	37%	$10,838	$8,387	$2,451	29%
As a percentage of revenues	13%	13%			13%	14%

     Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, including rent and depreciation.
     Research and development expenses increased by $1.1 million and $2.5 million during the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. The increases were primarily due to $1.1 million and $2.6 million increases in employee salaries, benefits, stock-based compensation and related costs associated with the increase in headcount, our continued focus on developing new products and our acquisition of M:Metrics during the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. We also experienced small decreases in our systems and maintenance costs related to computer software. Research and development costs decreased as a percentage of revenues during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to our growth in revenues outpacing our investments in research and development.
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
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(Unaudited)
	(In thousands)
General and administrative	$4,266	$3,059	$1,207	39%	$12,596	$7,994	$4,602	58%
As a percentage of revenues	14%	14%			15%	13%
     General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.
     General and administrative expenses increased by $1.2 million and $4.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. These increases were primarily due to increased costs associated with our obligations as a public company that did not apply to the same periods of 2007. Our professional fees associated with Sarbanes-Oxley compliance requirements, other professional fees, insurance costs, franchise taxes and board compensation increased by approximately $65,000 and $1.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. We also experienced increases in employee salaries, benefits and related costs of almost $281,000 and $1.2 million associated with our expanding finance, legal and human capital departments and due to the acquisition of M:Metrics during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. In addition, stock-based compensation increased $353,000 and $1.2 million during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. General and administrative expenses also increased by approximately $500,000 and $1.0 million during the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007 due to our investment to support further revenue growth, increases in allocated overhead costs, such as rent, increased bad debt expense, additional charitable contributions and other charges. General and administrative expenses as a percentage of revenue increased during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to the increased costs associated with being a public company that were not otherwise incurred prior to our initial public offering completed on July 2, 2007.
     We expect general and administrative expenses to increase on an absolute basis as we continue to incur increased costs associated with supporting our growing business

Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(Unaudited)
	(In thousands)
Amortization of intangible assets	$346	$211	$135	64%	$475	$797	$(322)	-40%
As a percentage of revenues	1%	1%			1%	1%
     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense increased $135,000 during the three months ended September 30, 2008 as compared to the same prior year period due to the amortization of intangibles acquired during the second quarter of 2008. Amortization expense decreased $322,000 during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 because certain intangible assets related to previous acquisitions were fully amortized during 2007.
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
     Interest income, net for the three and nine months ended September 30, 2008, was $267,000 and $1.6 million, respectively, as compared to $1.2 million and $1.4 million for the three and nine months ended September 30, 2007, respectively. The decrease of $913,000 during the three months ended September 30, 2008 was due to lower interest rates earned on our investments than those available in the prior year period and a smaller average cash balance than in prior periods due to the cash utilized in the acquisition of M:Metrics. The increase of $157,000 during the nine months ended September 30, 2008 reflects the net effects of interest income that we earned on our cash and investment balances partially offset by the interest expense associated with the capital leases that we had in place in each period.
     We anticipate that interest income, net may decrease in future periods due to lower interest rates earned on our investments than those available in prior years and a smaller average cash balance than in prior periods due to the cash utilized in the acquisition of M:Metrics.
Gain (Loss) from Foreign Currency
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
     Primarily due to the strength of the U.S. Dollar compared to the British Pound, during the three months ended September 30, 2008 we recorded a gain of $123,000 as compared to a loss of $111,000 during the three months ended September 30, 2007. During the nine months ended September 30, 2008, we recorded a loss of $18,000 compared to a loss of $321,000 during the nine months ended September 30, 2007. Our foreign currency transaction gains and losses fluctuate as a result of changes in the foreign currency exchange rates, particularly changes in the British Pound, Euro and Canadian Dollar. If the U.S. Dollar continues to appreciate against the British Pound and Euro, it may have an adverse affect on our revenue and net income. In the future, we may choose to utilize foreign currency forward contracts to limit foreign currency exposures associated with our revenues and operating expenses denominated in currencies other than the U.S. Dollar.
Impairment of marketable securities
     Impairment of marketable securities is comprised of unrealized losses related to changes in the fair value of our investments that have a decline that is considered other-than-temporary. During the three and nine months ended September 30, 2008 we recorded impairment charges of $455,000 and $841,000, respectively, for our marketable securities, which was due to the write down of our investments in auction rate securities that we determined to have an other-than-temporary decline in value. There was no comparable charge in the year prior periods. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and results of Operations — Liquidity and Capital Resources.”

Provision for Income Taxes
     During the three and nine months ended September 30, 2008, we recorded income tax provisions of $1.2 million and $4.4 million, respectively, compared to $129,000 and $181,000 in the same periods of 2007. The tax provisions for the three and nine months ended September 30, 2008 were due primarily to current taxes of $318,000 and $522,000, respectively, and the utilization of our U.S. deferred tax assets of $889,000 and $4.0 million, respectively, offset by a discrete release of the valuation allowance in the nine months ended September 30, 2008 of $111,000 associated with a foreign entity. The current taxes for the three months ended September 30, 2008, increased due to a change in California tax law suspending the deduction for net operating losses carried forward from prior taxable years. The deferred tax expense is negatively impacted by current year net losses incurred by certain M:Metrics international subsidiaries for which the full benefit is not realized by other comScore subsidiaries. For the three and nine months ended September 30, 2007, the tax provisions were comprised of an income tax expense of $148,000 and $239,000, respectively, reflecting our alternative minimum tax and were partly offset by decreases of $19,000 and $58,000, respectively, in the deferred tax liability associated with temporary differences related to certain acquired intangible assets. The utilization of our U.S. deferred tax assets for the three and nine months ended September 30, 2007 were entirely offset by the corresponding release of valuation allowance.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$28,237	$14,648
Net cash used in investing activities	(55,067)	(19,546)
Net cash( used in) provided by financing activities	(1,028)	72,000
Effect of exchange rate changes on cash	(619)	484

Net (decrease) increase in cash and cash equivalents	$(28,477)	$67,586

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
     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the purchase of equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. Since the beginning of 2005, we have purchased over $11.2 million in property and equipment, exclusive of $9.4 million of property and equipment funded through landlord allowances received in connection with our new Chicago, Reston and San Francisco office leases, made $5.6 million in principal payments on capital lease obligations, and spent $45.0 million as the cash component of consideration paid for acquisitions.
     As of September 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $67.6 million. As of September 30, 2008, we held $6.4 million in long-term investments consisting of $4.3 million in auction rate securities and $2.1 million in other long-term fixed income securities. We generally invest in these auction rate securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of September 30, 2008, certain of these investments were fully backed by investment grade bonds and are insured against loss of principal and interest by bond insurers whose ratings are under review and have been downgraded in some cases. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. As of September 30, 2008, based on the valuation models and an analysis of other-than-temporary impairment factors, we have concluded that all of our investments in auction rate securities have experienced an other-than-temporary decline in fair value. Accordingly, we have recorded a pre-tax impairment charge of $841,000 related to these securities. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $28.2 million of net cash from operating activities during the nine months ended September 30, 2008. The significant components of cash flows from operations were net income of $4.8 million, adjusted for $8.7 million in non-cash depreciation, amortization and stock-based compensation expenses, and a $2.6 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $3.8 million in deferred income taxes, an unrealized loss of $841,000 related to the write down of illiquid auction rate securities, $379,000 provision for bad debts and sales allowances and a $9.4 million increase in deferred rent associated with landlord leasehold improvement allowances received in connection with our new Chicago, Reston and San Francisco office leases, offset by a $1.6 million decrease in accounts payable and accrued expenses, a $518,000 increase in our accounts receivable and a net $193,000 increase in prepaid expenses and other current and non-current assets.

     We generated approximately $14.6 million of net cash from operating activities during the nine months ended September 30, 2007. The significant components of cash flows from operations were net income of $6.6 million, $4.9 million in non-cash depreciation, amortization and stock based compensation expenses, $1.2 million in non-cash revaluation of our preferred stock warrant liability, $5.8 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base and $1.4 million increase in accounts payable and accrued expenses, offset by a $5.1 million increase in accounts receivable.
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
     We used $55.1 million of net cash in investing activities during the nine months ended September 30, 2008. We used $44.5 million, net of cash acquired, to purchase M:Metrics. In addition, $13.6 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $9.4 million was funded through landlord allowances received in connection with our Chicago, Reston and San Francisco office leases. We removed the restrictions associated with certain certificates of deposit that served as collateral for letters of credit associated with office leases, and the related $1.4 million was reclassified to cash and cash equivalents. Finally, a net $1.7 million was generated by the sale / maturity of investments.
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
     We used $1.0 million of cash during the nine months ended September 30, 2008 from financing activities. This included $1.2 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $669,000 to make payments on our capital lease obligations offset by $879,000 in proceeds from the exercise of our common stock options and warrants.

     We generated $72 million of net cash from financing activities during the nine months ended September 30, 2007, while raising $73 million from our initial public offering. We used $1.9 million to make payments on our capital lease obligations partially offset by $780,000 in proceeds from the exercise of our common stock options.
     We do not have any special purpose entities, and other than operating leases for office space, described below, we do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. We finance the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. On March 6, 2008, the Company opened a $5.0 million revolving line of credit with an interest rate equal to the BBA LIBOR rate plus an applicable margin. This line of credit is available through March 6, 2009 and includes no restrictive covenants. As of September 30, 2008, no amounts were borrowed against the line of credit and $4.4 million of letters of credit were outstanding, leaving $600,000 available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement. During the three and nine months ended September 30, 2008, one letter of credit was reduced by approximately $90,000.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of September 30, 2008, our cash reserves were maintained in bank deposit accounts, certificates of deposit, treasury bills, treasury notes, and auction rate securities totaling $74.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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
Interest Rate Sensitivity
     As of September 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $67.6 million. These amounts were invested primarily in certificates of deposit, U.S. treasury bills and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% during the nine months ended September 30, 2008, our interest income would have declined approximately $168,000, assuming consistent investment levels.

Auction Rate Securities
     As of September 30, 2008, we held $6.4 million in long-term investments consisting of $4.3 million in auction rate securities and $2.1 million in U.S. treasury notes. We generally invest in these securities for short periods of time as part of our investment policy. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of September 30, 2008, all investments maintained at least a minimum A ratings. These securities were valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. As of September 30, 2008, based on the valuation models and an analysis of the other-than-temporary impairment factors we recorded a pre-tax impairment charge of $841,000 related to our auction rate securities. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of September 30, 2008.
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
Risks Related to Our Business and Our Technologies
If we are not able to maintain panels of sufficient size and scope, or if the costs of maintaining our panels materially increase, our business would be harmed.
     We believe that the quality, size and scope of our Internet and Mobile media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope — including coverage of international markets, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected.
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

     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us; the impact on our contract renewal rates, in particular for our subscription-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customer base and potential growth opportunities;

•	the timing of any additional reversal of our deferred tax valuation allowance; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
Our business may be harmed if we deliver, or are perceived to deliver, inaccurate information to our customers, to the media or to the public generally.

     If the information that we provide to our customers, to the media, or to the public is inaccurate, or perceived to be inaccurate, our brand may be harmed. The information that we collect or that is included in our databases and the statistical projections that we provide to our customers, to the media or to the public may contain or be perceived to contain inaccuracies. These projections may be viewed as an important measure for the success of certain businesses, especially those businesses with a large online presence. Any inaccuracy or perceived inaccuracy in the data reported by us about such businesses may potentially affect the market perception of such businesses and result in claims or litigation around the accuracy of our data, or the appropriateness of our methodology, may encourage aggressive action on the part of our competitors, and could harm our brand. Any dissatisfaction by our customers or the media with our digital marketing intelligence, measurement or data collection and statistical projection methodologies, whether as a result of inaccuracies, perceived inaccuracies, or otherwise, could have an adverse effect on our ability to retain existing customers and attract new customers and could harm our brand. Additionally, we could be contractually required to pay damages, which could be substantial, to certain of our customers if the information we provide to them is found to be inaccurate. Any liability that we incur or any harm to our brand that we suffer because of actual or perceived irregularities or inaccuracies in the data we deliver to our customers could harm our business.
Our business may be harmed if we change our methodologies or the scope of information we collect.
     We have in the past and may in the future change our methodologies or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. For example, in 2002, we integrated our existing methodologies with those of Jupiter Media Metrix, which we had recently acquired. As part of this process, we discontinued reporting certain metrics. Some customers were dissatisfied and either terminated their subscriptions or failed to renew their subscriptions because of these changes. More recently, in 2008, as we integrate our existing methodologies into the product and services offered by M:Metrics, some customers may become dissatisfied and decide not to continue purchasing their subscriptions. Future changes to our methodologies or the information we collect may cause similar customer dissatisfaction and result in loss of customers.
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

     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 79%, 75% and 70% of our revenues in 2007, 2006 and 2005, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
     Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries slow, recede or experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow for the first three quarters of 2008, and is expected to slow further or recede in the fourth quarter of 2008 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce spending. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
Concern over spyware and privacy, including any violations of privacy laws or perceived misuse of personal information, could cause public relations problems and could impair our ability to recruit panelists or maintain panels of sufficient size and scope, which in turn could adversely affect our ability to provide our products.
     Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and the collection or use of personal information and online usage information may create negative public reaction related to our business practices. The U.S. Congress and various sources media have recently expressed concern over the collection of online usage information from cable providers and telecommunications operators to facilitate targeted Internet advertising. A similar concern has been raised by regulatory agencies in the United Kingdom. While our data collection is not used to target advertisements to users, such criticisms may have a chilling effect on businesses that collect or use online usage information generally. Additionally, public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or as a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.
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
     We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown. We increased our total number of full time employees to 452 employees as of December 31, 2007 from 176 employees as of December 31, 2003, and we expect to continue to expand our workforce to meet our strategic objectives. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate our expected future growth. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and growth requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our growth, our business may be impaired.
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

     The adoption of Internet advertising, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business. Advertisers may perceive Internet advertising to be less effective than traditional advertising for marketing their products. They may also be unwilling to pay premium rates for online advertising that is targeted at specific segments of users based on their demographic profile or Internet behavior. The online advertising and eCommerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including that which makes use of personalized information, or online behavioral information. Furthermore, online merchants may not be able to establish online commerce models that are cost effective and may not learn how to effectively compete with other Web sites or offline merchants. In addition, consumers may not continue to shift their spending on goods and services from offline outlets to the Internet. As a result, growth in the use of the Internet for eCommerce may not continue at a rapid rate, or the Internet may not be adopted as a medium of commerce by a broad base of customers or companies worldwide. Moreover, the adoption of advertising through mobile media may slow as a result of uncertain economic conditions or other factors. Because of the foregoing factors, among others, the market for Internet advertising and eCommerce, including commerce through mobile media, may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop more slowly than expected, our business will suffer.
Our growth depends upon our ability to retain existing large customers and add new large customers; however, to the extent we are successful in doing so, our ability to maintain profitability and positive cash flow may be impaired.
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2007, 2006 and 2005, we derived over 37%, 39% and 41%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
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
     Although we achieved net income in 2007 and 2006 of $19.3 million and $5.7 million, respectively, we have incurred significant losses in prior periods, including net losses of $4.4 million and $3.2 million in 2005 and 2004, respectively. We cannot assure you that we will continue to sustain or increase profitability in the future. As of September 30, 2008, we had an accumulated deficit of $76.0 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
     We host our products and serve all of our customers from two third-party data center facilities located in Virginia and Illinois. While we operate our equipment inside these facilities, we do not control the operation of either of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreement for our data center facility located in Virginia expires in October 2010, if not renewed, and our agreement for our data center facility located in Illinois expires in July 2009, if not renewed. Although we are not substantially dependent on either data center facility because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.

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
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
     A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time and do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk could become more significant.
     Recently, the value of the U.S. Dollar has appreciated significantly against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the price of our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results.
If we fail to respond to technological developments, our products may become obsolete or less competitive.
     Our future success will depend in part on our ability to modify or enhance our products to meet customer needs, to add functionality and to address technological advancements. For example, online publishers and advertisers have recently started to use Asynchronous JavaScript and XML, or AJAX, a development technique that allows Web applications to quickly make incremental updates without having to refresh the entire Web page. AJAX may make page views a less useful metric for measuring the usage and effectiveness of online media. If our products are not effective at addressing evolving customer needs that result from increased AJAX usage, our business may be harmed. Similarly, technological advances in the handheld device industry may lead to changes in our customers’ requirements. For example, if certain handheld devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on online activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop enhancements to, and new features for, our existing products or if we are unable to develop new products that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.

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
     The Internet, mobile media, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, domestically or internationally. As we grow and face increasing competition, the probability that one or more third parties will make intellectual property rights claims against us increases. In such cases, our technologies may be found to infringe on the intellectual property rights of others. Additionally, many of our subscription agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs if we have to defend such claims and may require that we pay damages and provide alternative services if there were an adverse ruling in any such claims. Intellectual property claims could harm our relationships with our customers, deter future customers from subscribing to our products or expose us to litigation. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend against intellectual property claims by the third party in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand, business and results of operations.
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
     Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures, have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.

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
     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for eCommerce has prompted calls for more stringent tax, consumer protection and privacy laws in the United States and abroad that may impose additional burdens on companies conducting business online. The adoption, modification or interpretation of laws or regulations relating to the Internet or our customers’ digital operations could negatively affect the businesses of our customers and reduce their demand for our products. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us.
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
     As of September 30, 2008, we had federal and state net operating loss carryforwards for tax purposes of approximately $67.2 million and $31.2 million, respectively. These net operating loss carryforwards begin to expire in 2020 for federal income tax reporting purposes and begin to expire in 2014 for state income tax reporting purposes.
     In addition, at September 30, 2008 we had aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $9.6 million, which begin to expire in 2010.

     As of September 30, 2008, we had a valuation allowance of $26.4 million against certain deferred tax assets, which consisted principally of net operating loss carryforwards. We have continued to evaluate our valuation allowance position on a regular basis. After weighing both the positive and negative evidence, management believed that it was more likely than not that a portion of its deferred tax assets will be realized. Therefore, during 2007, we recognized a deferred tax asset of approximately $8.1 million based on our projected pre-tax income for 2008. If we determine that future reversals of our valuation allowance are appropriate, it may have a material impact on our results of operations.
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
     The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested, decreased liquidity in the market for these investments, or general market conditions, could have an adverse effect on our net income and cash position.
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
     As of September 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $67.6 million. As of September 30, 2008 we held $6.4 million in long-term investments consisting of $4.3 million in auction rate securities, with a par value of $5.1 million, and $2.1 million in other long-term fixed income securities. We generally invest in these securities for short periods of time as part of our investment policy. Auctions for some of these adjustable rate securities have failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the classification of some or all of these securities as long-term investments in our consolidated financial statements.

     The recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2007, certain of these investments were fully backed by AAA rated bonds and were insured against loss of principal and interest by bond insurers whose AAA ratings are under review. However, certain bond insurers are experiencing financial difficulty and have either had their credit ratings downgraded or have been placed on watch. As of September 30, 2008, all investments maintained A ratings. However, as of September 30, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. These securities were valued using a discounted cash flow model that takes into consideration, the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. Based on the valuation models and an analysis of other-than-temporary impairment factors, we concluded during the nine months ended September 30, 2008 that some of our investments in auction rate securities have experienced an other-than-temporary decline in fair value. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of September 30, 2008. If the issuers of these adjustable rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2008
     None.
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
     The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. Except as discussed below, we currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. We expect to use approximately $4 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We used $44.5 million for the acquisition of M:Metrics, Inc. We currently have no other agreements or commitments with respect to acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.
     Pending the uses described above, we intend to continue to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on June 28, 2007.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended September 30, 2008, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
July 1 — July 31, 2008	12,527	$16.31	—	—
August 1 — August 31, 2008	16,932	$0.00	—	—
September 1 — September 30, 2008	3,535	$0.00	—	—

Total	32,994		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

     For the three months ended September 30, 2008, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
July 1 — July 31, 2008	2,788	$0.00
August 1 — August 31, 2008	16,932	$0.00
September 1 — September 30, 2008	3,535	$0.00

Total	23,255

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2008, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
July 1 — July 31, 2008	9,739	$20.98
August 1 — August 31, 2008	—	—
September 1 — September 30, 2008	—	—

Total	9,739

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

Date: November 13, 2008

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