Form 10-K
period 2008-12-31
COMSCORE, INC.
filed 2009-03-16
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-1158172

COMSCORE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	54-1955550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11950 Democracy Drive, Suite 600
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $416,850,698 (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 12, 2009, there were 29,187,411 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2009 annual meeting of stockholders, anticipated to be filed with the SEC no later than 120 days following the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of and safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. We attempt, whenever possible, to identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “estimates,” “believes,” “should,” “projects,” or “continue,” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth, expected economic conditions, and future operations, as well as assumptions relating to the foregoing.

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

Our digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of our platform is data collected from our comScore panel of more than two million Internet users worldwide, which is comprised of persons and households with at least one computer being actively measured by us within the previous thirty-day period that have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories.

We deliver our digital marketing intelligence through our comScore Media Metrix product family and through our comScore Marketing Solutions products. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work, mobile and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.

Industry Background

Growth of Digital Commerce, Content, Advertising and Communications

The Internet is a global digital medium for commerce, content, advertising and communications. According to Gartner, the number of global Internet devices is projected to grow from approximately 1.1 billion in 2007 to over 1.9 billion in 2012. As the online population continues to grow, the Internet is increasingly becoming a tool for research and commerce and for distributing and consuming media. According to eMarketer, the global business-to-consumer eCommerce market is projected to grow from approximately $600 billion in 2007 to $1.1 trillion in 2011. According to Jupiter Research, 86% of online users in the United States research offline purchases using the Internet, making the Internet an important channel for both online and offline merchants. Consumers are also using the Internet to access an increasing amount of digital content across media formats including video, music, text and games. According to IDC, the domestic markets for online video and music consumption are projected to reach over $1.7 billion and over $3.3 billion, respectively, in 2010.

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

In addition to the growth in online commerce, content and marketing, a number of new digital technologies and devices are emerging that enable users to access content and communicate in new ways. Internet-enabled mobile phones allow users to access digital content such as games, music, video and news on their mobile devices through a wireless connection to the Internet. According to IDC, the worldwide number of shipments of converged mobile devices is projected to grow to 312.3 million in 2011, representing compounded annual growth of 31% over that period. Other digital communications technologies such as voice over Internet protocol (VoIP) utilize the Internet network infrastructure to enable efficient and cost-effective personal communications such as chat and VoIP-based telephony. According to Infonetics, the worldwide number of VoIP subscribers is projected to grow to 171.6 million in 2010. Delivery of digital television services over a network infrastructure using Internet Protocol, or IPTV, has a number of advantages over conventional television, including two-way communications, digital content and features, and interactivity. According to Infonetics, the worldwide number of IPTV subscribers is projected to grow to 65.1 million in 2010. We believe these and other new digital media and communications devices and services offer a similar opportunity as the Internet for us to measure and analyze user behavior.

Importance of Digital Marketing Intelligence

The interactive nature of digital media such as the Internet on computers and mobile devices enables businesses to access a wealth of user information that was virtually unavailable through offline audience measurement and marketing intelligence techniques. Digital media provide businesses with the opportunity to measure detailed user activity, such as how users interact with Web page content; to assess how users respond to online marketing, such as which online ads users click on to pursue a transaction; and to analyze how audiences and user behavior compare across various Web sites. This type of detailed user data can be combined with demographic, attitudinal and transactional information to develop a deeper understanding of user behavior, attributes and preferences. Unlike offline media such as television and radio, which generally only allow for the passive measurement of relative audience size, digital media enable businesses to actively understand the link between digital content, advertising and user behavior.

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

Challenges in Providing Digital Marketing Intelligence

While the interactive and dynamic nature of digital markets creates the opportunity for businesses to gain deep insights into user behavior and competitive standing, there are a number of issues unique to the Internet that make it challenging for companies to provide digital marketing intelligence. Compared to offline media such as television or radio, the markets for digital media are significantly more fragmented, complex and dynamic. As of December 31, 2008, we believe that there were approximately 17,000 global Web sites that each receive at least 500,000 unique visitors per month, as compared to only a few hundred channels typically available with standard digital cable or satellite television and broadcast or satellite radio. The complexities of online user activity and the breadth of digital content and advertising make providing digital marketing intelligence a technically challenging and highly data-intensive process.

Digital media continues to develop at a rapid pace and includes numerous formats such as textual content, streaming and downloadable video and music, instant messaging, VoIP telephony, online gaming and email. Digital advertising also includes multiple formats such as display, search, rich media and video. Detailed user activity such as viewing, clicking or downloading various components of a Web page across digital media or interacting with various advertising formats creates a substantial amount of data that must be captured on a continuous basis. The data must also be cleansed for quality, relevancy and privacy protection and be organized to enable companies to obtain relevant digital marketing intelligence. This capture of audience data can prove extremely challenging when it involves millions of Internet users with varying demographic characteristics accessing tens of thousands of Web sites across diverse geographies. In addition, the ongoing development of digital media programming languages and technologies contributes to the challenge of accurately measuring user activity. For example, online publishers and advertisers have started to use Asynchronous JavaScript and XML, or AJAX, a development technique that allows Web applications to quickly make incremental updates without having to refresh the entire Web page. Prior to AJAX, marketers relied heavily on page view statistics to plan and evaluate their online media spending programs. With AJAX, we believe marketers are beginning to question the definition of, and need for, page views, and are seeking alternative metrics for measuring the usage and effectiveness of online media. To maintain their relevance, audience and media measurement technologies must keep pace with the continued evolution and increasing complexity of digital media.

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

We deliver our digital marketing intelligence through our comScore Media Metrix product family, comScore Marketing Solutions products and mobile media measurement products. Media Metrix provides intelligence on digital media usage, including a measurement of the size, behavior and characteristics of the audiences for individual Web sites and advertising networks within the global home, work and university Internet user populations as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from our user panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence customized for specific industries. Media Metrix and Marketing Solutions products are typically delivered electronically in the form of periodic reports, through customized analyses or are generally available online via a user interface on the comScore Web site.

Key attributes of our platform include:

•	Panel of global Internet users. Our ability to provide digital marketing intelligence is based on information continuously gathered from a broad cross-section of more than two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. Through our proprietary technology, we measure detailed Internet audience activity across the spectrum of digital content and marketing channels. Many comScore panelists also participate in online survey research that captures and integrates demographic, attitudinal, lifestyle and product preference information with Internet behavior data. The global nature of our Internet panel enables us to provide digital marketing intelligence for over 30 individual countries. Our global capability is valuable to companies based in international markets as well as to multi-national companies that want to better understand their global Internet audiences and the effectiveness of their global digital business initiatives.

•	Scalable technology infrastructure. We developed our databases and computational infrastructure to support the growth in online activity among our global Internet panel and the increasing complexity of digital content formats, advertising channels and communication applications. The design of our technology infrastructure is based on distributed processing and data capture environments that allow for the collection and organization of vast amounts of data on online activity, including usage of proprietary networks such as AOL, instant messaging and audio and video streaming. Our database infrastructure currently captures approximately 9.3 billion URL records each week from our global Internet panel, resulting in over 36 billion URLs and 24 terabytes of data collected by our platform each month. We believe that our efficient and scalable technology infrastructure allows us to operate and expand our data collection infrastructure on a cost-effective basis. In recognition of the scale of our data collection and warehousing technology, we have received multiple awards, including the 2001, 2003 and 2005 Winter Corporation Grand Prize for Database Size on a Windows NT Platform.

Benefits of our platform include:

•	Advanced digital marketing intelligence. We use our proprietary technology to compile vast amounts of data on Internet user activity and to organize the data into discrete, measurable elements that can be used to provide actionable insights to our customers. We believe that our digital marketing intelligence platform enables companies to gain a deeper understanding of their digital audiences, which allows them to better assess and improve their company and product-specific competitive position. Because our marketing intelligence is based on a large sample of global Internet users and can incorporate multi-channel transactional data, we are able to provide companies with an enhanced understanding of digital audience activity beyond their own Web sites and the ability to better assess the link between digital marketing and offline user activity. Digital content providers, marketers, advertising agencies, merchants and service providers can use the insights our platform provides to craft improved marketing campaigns and strategies and to measure the effectiveness and return on investment of their digital initiatives.

•	Objective third-party resource for digital marketing intelligence. We are an independent company that is not affiliated with the digital businesses we measure and analyze, allowing us to serve as an objective third-

party provider of digital marketing intelligence. Because businesses use our data to plan and evaluate the purchase and sale of online advertising and to measure the effectiveness of digital marketing, it is important that we provide unbiased data, marketing intelligence, reports and analyses. We deploy advanced statistical methodologies in building and maintaining the comScore global Internet user panel and utilize proven data capture, and computational practices in collecting, statistically projecting, aggregating and analyzing information regarding online user activity. We believe that our approach ensures that the insights we provide are as objective as possible and allows us to deliver products and services that are of value to our customers in their key business decision-making. We believe that the media industry views us as a highly recognized and credible resource for digital marketing intelligence. For example, between January 1, 2008 and December 31, 2008, our information on digital activity was cited more than 87,000 times by third-party media outlets, an average of approximately 239 citations per day. Our data are regularly cited by well-known media outlets such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. Moreover, many of the leading Wall Street investment banks also purchase and cite our data in their published research reports prepared by financial analysts that cover Internet businesses.

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

Strategy

Our objective is to be the leading provider of global digital marketing intelligence products. We plan to pursue our objective through internal initiatives and, potentially, through acquisitions and other investments. The principal elements of our strategy are to:

•	Deepen relationships with current customers. We intend to work closely with our customers to enable them to continuously enhance the value they obtain from our digital marketing intelligence platform. Many of our customers are Fortune 2000 companies that deploy multiple marketing initiatives, and we believe many of our customers would benefit from more extensive use of our product offerings to gain additional insights into their key digital initiatives. We will work to develop and expand our customer relationships to increase our customers’ use of our digital marketing intelligence platform.

•	Grow our customer base. As the digital media, commerce, marketing and communications sectors continue to grow, we believe the demand for digital marketing intelligence products will increase. To meet this increase in market demand, we intend to invest in sales, marketing and account management initiatives in an effort to expand our customer base. We intend to offer both general and industry-specific digital marketing products that deliver value to a wide range of potential customers in current and new industry verticals.

•	Expand our digital marketing intelligence platform. We expect to continue to increase our product offerings through our digital marketing intelligence platform. As digital markets become more complex, we believe that companies will require new information and insights to measure, understand and evaluate their digital business initiatives. We intend to develop new applications that leverage our digital marketing intelligence platform to be able to provide the most timely and relevant information to our customers.

•	Address emerging digital media. The extension of digital media and communications to include new formats such as content for mobile phones, VoIP, IP television, and next generation gaming consoles creates new opportunities to measure and analyze emerging digital media. We intend to extend our digital marketing platform to capture, measure and analyze user activity in these emerging digital media and communications formats. To this end, we acquired M:Metrics in May 2008.

•	Extend technology leadership. We believe that the scalability and functionality of our database and computational infrastructure provide us with a competitive advantage in the digital media intelligence market. Accordingly, we intend to continue to invest in research and development to extend our technology leadership. We intend to continue to enhance our technology platform to improve scalability, performance and cost effectiveness and to expand our product offerings.

•	Build brand awareness through media exposure. Our digital media, commerce and marketing information are frequently cited by media outlets. In addition, we proactively provide them with data and insights that we believe may be relevant to their news reports and articles. We believe that media coverage increases awareness and credibility of the comScore and Media Metrix brands and supplements our marketing efforts. We intend to continue to work with media outlets, including news distributors, newspapers, magazines, television networks, radio stations and online publishers, to increase their use of comScore data in content that discusses digital sector activity.

•	Grow internationally. While we are currently in the early stages of providing customers with international services, we believe that a significant opportunity exists to provide our product offerings to multi-national and international companies. Approximately half of the existing comScore Internet user panel resides outside of the United States. In July 2006, we launched World Metrix, a product that measures global digital media usage. World Metrix is based on a sample of online users from countries that comprise approximately 95% of the global Internet population. We plan to expand our sales and marketing and account management presence outside the U.S. as we provide a broader array of digital marketing intelligence products that are tailored to local country markets as well as the global marketplace.

Our Product Offerings

We deliver our digital marketing intelligence through our comScore Media Metrix product family and through our comScore Marketing Solutions and mobile audience measurement products.

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

Our flagship product, Media Metrix 2.0, details the online activity and site visitation behavior of Internet users, including use of proprietary networks such as AOL, instant messaging, audio and video streaming, and other digital applications. Our customers subscribe to ongoing access to our digital marketing intelligence reports and analyses, including:

•	comprehensive reports detailing online behavior for home, work and university audiences;

•	demographic characteristics of visitors to Web sites and properties;

•	buying power metrics that profile Web site audiences based on their online buying behavior;

•	detailed measurement and reporting of online behavior for 37 countries and over 100 U.S. local markets;

•	measurement of key ethnic segments, including the online Hispanic population; and

•	reach and frequency metrics for online advertising campaigns that show the percent of a target audience reached and the frequency of exposure to advertising messages.

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

Extended Web Measurement.  Extended Web Measurement is an extension of our flagship Media Metrix audience measurement service. Extended Web measurement allows the tracking of distributed Web content across third party sites, enables more precise measurement of publisher ad packages and introduces a granular Gross Ratings Point measure for online ads in order to facilitate the comparison of online media with traditional media. This capability is available to our clients on a global basis.

MobiLens.  MobiLens provides our customers unique perspective on: 1) supply through a comprehensive catalog of mobile content and pricing offered by U.S. and European mobile operators on leading devices including portfolios of hundreds of publishers; 2) demand through market-wide metrics on mobile media consumption, including detailed demographic profiles of mobile media consumers in the U.S. and Europe; and 3) mobile platforms through detailed technology profiles of every handset in active use in the U.S. and supported European markets.

M:Metrics Mobile Metrix.  Mobile Metrix measures the actual behavior of the most active segment of mobile media consumers so customers can evaluate audience demographics, brand reach, frequency and duration of usage. Mobile Metrix continuously captures detailed information on mobile user behavior and delivers it monthly via an intuitive Web query interface.

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
• identify the source of traffic to a particular Web site or channel within a site
Quantitative Consumer Information	• profile site users based on life-stage or offline behavior such as panelist-reported TV usage, car ownership, health conditions or offline purchases
• efficiently identify and target a particular user segment (e.g., people who say they are likely to buy a car in the next six months)
• quantify the audience overlap between different consumer segments or Web sites to identify the number of unique visitors reached
Online Buying Power	• quantify the propensity of a particular Web site’s audience to purchase certain categories of products (e.g., consumer electronics) online
Competitive Intelligence	• compare the standings of Web sites within particular content categories, such as finance or health information
• quantify audience size relative to competitors, including share of usage within a category and usage trends across competitors
• track major competitors, quantify their growth, and identify initiatives to promote growth and market share

Digital Marketing Intelligence Measurement	Examples of Customer Uses

Reach and Frequency	• identify and quantify the size of audiences reached by individual Web sites and determine how often they reach those audiences
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

Loyalty and Retention Analysis.  These analyses provide an understanding of the extent to which consumers are also engaged with competitors, and identify loyalty drivers to assist customers in capturing a higher share of the consumer’s wallet. For example, a travel company might quantify the potential business lost when consumers visit its site, do not complete a purchase but then visit a competing site to book a travel reservation. Retention or churn analyses quantify consumer losses to competitors and the key drivers of such losses. For example, a narrowband Internet service provider may track the rate of attrition among its customer base, identify which competitors are capturing those lost customers, and analyze the characteristics of the lost customers in order to gain insight into ways to improve retention.

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

Brand Metrix.  Brand Metrix provides reports showing the test compared to control effectiveness of a campaign using survey-based metrics that we collect from our Ad Recruit technology. For example, a Brand Metrix report would illustrate the changes in brand awareness, intent and attitudes that were driven by an advertising campaign. These analyses are packaged with a Post Buy Delivery Report and two behavioral lift measures - the lift in the advertiser’s site visitation and the lift in searching for the brand’s trademark. Each survey can be customized to the advertisers needs and typically delivered in PowerPoint, Excel and SPSS data files, often with a return on investment analysis.

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

Customers

As of December 31, 2008, we had 1,166 customers, including approximately 80 Fortune 500 customers. Our customers include:

•	sixteen of the top twenty online properties, based on total unique visitors, as ranked by our Media Metrix database for the month of December 2008, including Microsoft, Yahoo!, AOL and Google;

•	eleven of the top twenty U.S. Internet service providers, based on the number of subscribers as of the third quarter of 2008, as ranked by ISP Planet;

•	eight of the top eleven investment banks, based on 2008 revenues, as ranked by Dealogic;

•	210 advertising and media buying agencies;

•	five of the top seven consumer banks, based on consolidated assets as of December 31, 2008, as ranked by the Federal Reserve System, National Information Center;

•	all of the top five cable companies, based on total subscribers in the third quarter of 2008, as reported by Leichtman Research Group;

•	seven of the top ten pharmaceutical companies, based on 2007 worldwide sales, as ranked by the ContractPharma Top 20 Pharma Report; and

•	five of the top eight credit card issuers, based on total credit cards outstanding in 2007, as ranked by the mid-year 2007 Nilson Report.

One of our customers, Microsoft Corporation, accounted for 12%, 13% and 12% of our revenues in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our marketing communications staff is primarily focused on leveraging the use of comScore data and insights by the media and maximizing the number of times that comScore is cited as a source of information. We believe that the use of our data by general and industry-specific media outlets increases recognition of the comScore brand name and serves to help validate the value of the analyses and products we provide. In order to accomplish this goal, we seek to maintain relationships with key news distributors, publications, TV networks, reporters and other media outlets. We believe that the media views us as a highly recognized and credible resource for digital marketing intelligence. For example, between January 1, 2008 and December 31, 2008, comScore data were cited more than 87,000 times by third-party media outlets, an average of over 239 citations per day. Moreover, we are regularly cited by well-known news distributors, publications and TV networks such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. We also target various industry conferences and tradeshows as part of our marketing efforts. These events are typically focused on a particular industry, allowing us to demonstrate to industry participants the value of our products to businesses in that industry.

Panel and Methodology

The foundation of our digital marketing intelligence platform is data collected from our comScore panel, which includes more than two million persons worldwide, whose online behavior we have explicit permission to measure on a continuous, passive basis. We believe that our panel is one of the largest global panels of its kind, delivering a multi-faceted view of digital media usage and transactional activity as well as selected offline activity. By applying advanced statistical methodologies to our panel data, we project the behavior of the total online population.

We recruit our panel through a variety of online recruitment programs that have been tested and refined since our inception to ensure a diverse sample that sufficiently represents the broader global Internet population. In addition, in the United States we enlist a sub-sample of panelists through various offline recruiting methods. Participants in the comScore research panel receive a package of benefits that is designed to appeal to a broad variety of user categories. Examples of such benefits include, as of December 2008, free security applications such as encrypted file protection, encrypted network disk storage locations for user backups; free general purpose applications such as screensavers and games; sweepstakes; cash payments; points that may be redeemed for prizes; and planting a tree in the name of all new panelists through our “Trees for Knowledge” program. Participants’ data and privacy are protected by defined privacy policies that safeguard personally-identifiable information. This combination of recruiting methods allows us to maintain a panel large enough to provide statistically representative samples in most demographic segments.

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

Technology and Infrastructure

We have developed a proprietary system for the measurement of the activity of our global online panel. This system is continuously refined and developed to address the changing digital media landscape and to meet new customer business needs. The system is comprised of hundreds of servers that operate using software built on Microsoft and other technologies. Our technology infrastructure is operated in two third-party Tier-1 co-location facilities (one in Virginia and the other in Illinois). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2008, our technology team (excluding employees devoted to research and development) was comprised of over 223 full-time employees (or full-time equivalents) working in four different geographic locations, who design, develop, maintain and operate our entire technology infrastructure. In addition, we have established a relationship with a third party firm for software development in an economically beneficial locale as a means to augment our technology efforts for discrete projects.

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

Our customers access our digital marketing intelligence product offerings through a variety of methods including MyMetrix, our proprietary, Web-based analysis and reporting system, which for the full year ended December 31, 2008, was used by over 19,000 active, unique users to produce more than 5.0 million reports as compared to 14,000 active, unique users in 2007.

Research and Development

Our research and development efforts focus on the enhancement of our existing products and the development of new products to meet our customers’ digital marketing intelligence needs across a broad range of industries and applications. Because of the rapidly growing and evolving use of the Internet and other digital media for commerce, content, advertising and communications, these efforts are critical to satisfying our customers’ demand for relevant digital marketing intelligence. As of December 31, 2008, we had approximately 127 full-time employees (or full-time equivalents) working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” above). In addition, we involve management and operations personnel in our research and development efforts. In 2008, 2007 and 2006 we spent $14.8 million, $11.4 million and $9.0 million, respectively, on research and development.

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

Currently, we own three U.S. patents. U.S. patent 7,181,412 was filed March 22, 2000 and covers, among other things, techniques for collecting consumer data. U.S. patent 7,260,837 was filed February 5, 2003 and covers various techniques, such as techniques for collecting data relating to a user’s usage of a computing device, techniques for identifying a user of a computing device, and techniques for monitoring the performance of a network server, and U.S. patent 7,493,655 was filed February 5, 2003 and covers, among other things, techniques for placing user identification in header of data packets usable in user demographic reporting and collecting usage data. Under current U.S. law, the statutory term for a patent is 20 years from its earliest effective filing date. Accordingly, U.S. patent 7,181,412; 7,260,837; and 7,493,655 are expected to expire on March 22, 2020. However, various circumstances, such as the provisions under U.S. patent law for patent term adjustment and patent term extension, may extend the duration of any of these patents. Similarly, various circumstances may shorten the duration of any of these patents, such as a change in U.S. law or a need or decision on our part to terminally disclaim a portion of the statutory term of any of these patents.

We also currently have twenty-two U.S. and foreign patent applications pending, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, held unenforceable or circumvented, and the rights under such patents may not provide us with the expected benefits. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome in any such litigation could have a material adverse effect on our business and results of operations.

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

Competition

The market for digital marketing intelligence is highly competitive and evolving rapidly. We compete primarily with providers of digital marketing intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with survey providers, as well as with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Google, Inc., Hitwise Pty. Ltd, Quantcast and Nielsen/Nielsen Online;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres (owned by WPP Group plc);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc., Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Taylor Nelson Sofres (owned by WPP Group plc) and The Nielsen Company;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Dynamic Logic, Inc., Insight Express, LLC and Marketing Evolution Inc.; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Nielsen Mobile, Inc. (telecommunications).

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

Government Regulation

Although we do not believe that significant existing laws or government regulations adversely impact us, our business could be affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions by domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. State attorneys general, governmental and nongovernmental entities and private persons may bring legal actions asserting that our methods of collecting, using and distributing Web site visitor information are illegal or improper, which could require us to spend significant time and resources defending these claims. For example, some companies that collect, use and distribute Web site visitor information have been the subject of governmental investigations and class-action lawsuits. Any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists and customers and harm our business. The impact of any of these current or future laws or regulations could make it more difficult or expensive to attract or maintain panelists, particularly in affected jurisdictions, and could adversely affect our business and results of operations.

Additionally, laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for eCommerce has prompted calls for more stringent tax, consumer protection and privacy laws in the United States and abroad that may impose additional burdens on companies conducting business online. The adoption, modification or interpretation of laws or regulations relating to the Internet or our customers’ digital operations could negatively affect the businesses of our customers and reduce their demand for our products. For additional, important information related to government regulation of our business, please review the information set forth in Part I, Item 1A of this Annual Report on Form 10K, “Risk Factors — Risks Related to Our Business and Our Technologies.”

Executive Officers of the Registrant

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position

Magid M. Abraham, Ph.D.	50	President, Chief Executive Officer and Director
Gian M. Fulgoni	61	Executive Chairman of the Board of Directors
John M. Green	57	Chief Financial Officer*
Gregory T. Dale	39	Chief Technology Officer
Christiana L. Lin	39	General Counsel and Chief Privacy Officer

*	We announced on February 11, 2009 that Mr. Green will transition positions with us to serve as our Executive Vice President of Human Capital. As part of the transition, Mr. Green will continue to serve as our Chief Financial Officer until a new Chief Financial Officer has assumed such position.

Magid M. Abraham, Ph.D. one of our co-founders, has served as President, Chief Executive Officer and Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Since January 2008, Dr. Abraham has also been a member of the board of directors of Milo.com, a startup company. In 2008, Mr. Abraham was inducted into the Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year in the Washington DC area. Dr. Abraham received the Paul Green Award in 1996 and the William F. O’Dell Award in 2000 from the American Marketing Association for a 1995 article that he co-authored in the Journal of Marketing Research. He received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France.

Gian M. Fulgoni, one of our co-founders, has served as Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of

Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of INXPO, LLC, an Illinois-based provider of virtual events, since July 2005 and the Advertising Research Foundation, an industry research organization, since 2008. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. In 1991 and again in 2004, Mr. Fulgoni was named an Illinois Entrepreneur of the Year, the only person to have twice received the honor. In 1992, he received the Wall Street Transcript Award for outstanding contributions as Chief Executive Officer of Information Resources, Inc. in enhancing the overall value of that company to the benefit of its shareholders. In 2008, Mr. Fulgoni was inducted into the Chicago Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.

John M. Green has served as Chief Financial Officer since May 2006. We announced on February 11, 2009 that Mr. Green will transition positions with us to serve as our Executive Vice President of Human Capital. As part of the transition, Mr. Green will continue to serve as our Chief Financial Officer until a new Chief Financial Officer has assumed such position. Prior to joining comScore, Mr. Green served as the Chief Financial Officer and U.S. Services Business Leader for BioReliance, a subsidiary of Invitrogen Corporation, from 2004 to March 2006. Prior to joining BioReliance, Mr. Green served as the General Manager, Business Integrations at Invitrogen from September 2003 to April 2004. From March 2001 through August 2003, Mr. Green served as the Chief Financial Officer for InforMax, and as its Chief Operating Officer from October 2001 until the sale of InforMax and integration into Invitrogen in August 2003. Prior to 2001, Mr. Green held several financial and operating management roles, including serving as Executive Vice President of Operations at HMSHost Corporation, Senior Vice President of Finance and Corporate Controller at Marriott International Incorporated and Director of Business Planning and Director of Finance, Central Europe, at PepsiCo, Inc. Mr. Green received an M.Sc. in Economics from The London School of Economics and a B.A. in Political Science/International Relations from Tufts University.

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

Employees

As of December 31, 2008, we had 581 employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Geographic Areas

Our primary geographic markets are the United States, Canada, the United Kingdom and Japan. For information with respect to our geographic markets, see Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Available Information

We make our periodic and current reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.comscore.com and such reports are filed under “SEC Filings” on the Investor Relations portion of our website. Further, a copy of this annual report as well as our other periodic and current reports may be obtained from the SEC, located at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at

1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business and Our Technologies

Conditions and changes in the national and global economic environment may adversely affect our business and financial results.

Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to slow, recede or experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow throughout 2008, and is expected to slow further or recede in 2009 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers may delay or reduce spending. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.

We derive a significant portion of our revenues from sales of our subscription-based digital marketing intelligence products. If our customers terminate or fail to renew their subscriptions, our business could suffer.

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 83%, 79%, and 75% of our revenues in 2008, 2007 and 2006, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

Our customers have no obligation to renew after the expiration of their initial subscription period, which is typically one year, and we cannot assure that current subscriptions will be renewed at the same or higher price levels, if at all. Some of our customers have elected not to renew their subscription agreements with us in the past. If we experience a change of control, as defined in such agreements, some of our customers also have the right to terminate their subscriptions. Moreover, some of our major customers have the right to cancel their subscription agreements without cause at any time. Given the current unpredictable economic conditions as well as our limited historical data with respect to rates of customer subscription renewals, we may have difficulty accurately predicting future customer renewal rates. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction or dissatisfaction with our products, the prices or functionality of our products, the prices or functionality of products offered by our competitors, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers’ spending levels. In this regard, we have seen a number of customers with weaker balance sheets choosing not to renew subscriptions with us during the current economic downturn.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:

•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customer base and potential growth opportunities;

•	the timing of any additional reversal of our deferred tax valuation allowance; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

We believe that our quarterly revenues and results of operations on a year-over-year and sequential quarter-over-quarter basis may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. Investors are cautioned not to rely on the results of prior quarters as an indication of future performance.

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

We have in the past and may in the future change our methodologies or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. In 2008, as we integrated our existing methodologies into the product and services offered by M:Metrics, which we acquired in mid-2008, some customers may have become dissatisfied and may decide not to continue purchasing their subscriptions. Future changes to our methodologies or the information we collect, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause similar customer dissatisfaction and result in loss of customers.

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

The market for digital marketing intelligence products is at a relatively early stage of development, and it is uncertain whether these products will achieve high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products and to continue use of such products on a long-term basis. Factors that may affect market acceptance include:

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

The market for our products may not develop further, or may develop more slowly than we expect or may even contract, all of which could adversely affect our business and operating results.

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

Our growth depends upon our ability to retain existing large customers and add new large customers; however, to the extent we are not successful in doing so, our ability to maintain profitability and positive cash flow may be impaired.

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2008, 2007 and 2006, we derived over 30%, 37% and 39%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the years ended December 31, 2008, 2007 and 2006, we derived approximately 12%, 13% and 12%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

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

We have very limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts we have begun to undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	recruitment and maintenance of a sufficiently large and representative panel both globally and in certain countries;

•	different customer needs and buying behavior than we are accustomed to in the United States;

•	difficulties and expenses associated with tailoring our products to local markets, including their translation into foreign languages;

•	difficulties in staffing and managing international operations — including complex and costly termination requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	potentially adverse tax consequences, including the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	reduced or varied protection for intellectual property rights in some countries;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	fluctuations in currency exchange rates;

•	increased accounting and reporting burdens and complexities; and

•	political, social and economic instability abroad, terrorist attacks and security concerns.

Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to maintain and increase the size of the Internet user panel that we currently have in various countries or that we will be able to recruit a representative sample for our audience measurement products. In addition, there can be no assurance that Internet usage and eCommerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the Internet. For example, the Chinese government has taken steps in the past to restrict the content available to Internet users in China.

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

Recently, the value of the U.S. Dollar has appreciated significantly against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the price of our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results. Likewise, as the U.S. Dollar has appreciated, our contracts denominated in foreign currencies have resulted in reduced revenues.

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

The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Google, Inc., Hitwise Pty. Ltd, Quantcast and Nielsen/Nielsen Online;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres (owned by WPP Group plc);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc., Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Taylor Nelson Sofres (owned by WPP Group plc) and The Nielsen Company;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Dynamic Logic, Inc., Insight Express, LLC and Marketing Evolution Inc.; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Nielsen Mobile, Inc. (telecommunications).

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

We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown. We increased our total number of full time employees to 581 employees as of December 31, 2008 from 176 employees as of December 31, 2003, and we expect that we may need to turnover or reduce certain portions of our workforce to meet our strategic objectives. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and growth requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our growth, our business may be impaired.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Increasing our customer base and achieving broader market acceptance of our products will depend to a significant extent on our ability to expand our sales and marketing operations. We expect to continue to rely on our direct sales force to obtain new customers. We may expand or enhance our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our business will be seriously harmed if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenues.

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

Although we achieved net income in the 2008, 2007 and 2006 fiscal years of $25.2 million, $19.3 million and $5.7 million, respectively, we have incurred significant losses in prior periods, including as recently as 2005. We cannot assure you that we will continue to sustain or increase profitability in the future. As of December 31, 2008, we had an accumulated deficit of $55.6 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

We have limited experience with respect to our pricing model, and if the prices we charge for our products are unacceptable to our customers, our revenues and operating results will be harmed.

We have limited experience in determining the prices for our products that our existing and potential customers will find acceptable. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the prices we have historically charged. As a result, it is possible that future competitive dynamics in our market as well as global economic pressures may require us to reduce our prices, which could have an adverse effect on our revenues, profitability and operating results.

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

We host our products and serve all of our customers from two third-party data center facilities located in Virginia and Illinois While we operate our equipment inside these facilities, we do not control the operation of either of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreement for our data center facility located in Virginia expires in October 2010, if not renewed, and our agreement for our data center facility located in Illinois expires in July 2010, if not renewed. Although we are not substantially dependent on either data center facility because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. While we have filed a number of patent applications and own three issued patents, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.

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

Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.

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

In mid-2008, we closed our acquisition of M:Metrics and have integrated this business into our own. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.

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

Changes and instability in the national and global political environments may adversely affect our business and financial results.

Recent turmoil in the political environment in many parts of the world, including terrorist activities and military actions, the continuing tension in and surrounding Iraq, Afghanistan and the Middle East and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

We continue to evaluate our existing internal controls against the standards adopted by the Public Company Accounting Oversight Board, or PCAOB. During the course of our ongoing evaluation of our internal controls, we have in the past identified, and may in the future identify, areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we may implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Further, if we are not able to complete the assessment under Section 404 in a timely manner or to remedy any identified material weaknesses, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective at the required reporting deadlines. If our internal control over financial reporting is found by management or by our independent registered public accountant to not be adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by The NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities and our stock price could be adversely affected.

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

As of December 31, 2008, we had federal and state net operating loss carryforwards for tax purposes of approximately $64.6 million and $34.7 million, respectively. These net operating loss carryforwards begin to expire in 2021 for federal income tax reporting purposes and begin to expire in 2014 for state income tax reporting purposes.

In addition, at December 31, 2008 we had aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $9.7 million, which begin to expire in 2014.

We periodically assess the likelihood that we will be able to recover our deferred tax assets, principally net operating loss carryforwards. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis of all available evidence, both positive and negative, we reduced the valuation allowance against a substantial portion of our U.S. deferred tax assets and certain foreign deferred tax assets and recognized an income tax benefit during the year ended December 31, 2008 of $20.4 million.

As of December 31, 2008, we had a valuation allowance of $2.8 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary and the deferred tax asset related to the unrealized impairment on the marketable securities in the U.S. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. These events could have a material impact on our reported results of operations.

During 2009, we expect to reduce our net deferred tax asset each quarter and recognize deferred income tax expense that, when combined with our current income tax expense for cash taxes due, will result in a “normalized” effective tax rate. However, to the extent we realize losses in jurisdictions in which we cannot record an income tax benefit due to concern regarding the realization of the associated deferred tax asset, our effective tax rate will be negatively impacted.

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

Due to the prevailing global economic conditions that largely began in 2008, many businesses do not have access to the capital markets on acceptable terms. In addition, as a result of this global credit market crisis, conditions for acquisition activities have become very difficult as tight global credit conditions have adversely affected the ability of potential buyers to finance acquisitions. Although these conditions have not immediately affected our current plans, these adverse conditions are not likely to improve significantly in the near future and could have a negative impact on our ability to execute on future strategic activities.

We face the risk of a decrease in our cash balances and losses in our investment portfolio.

We hold a large balance of cash, cash equivalents and short-term investments. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. We rely on third-party money managers to manage the majority of our investment portfolio in a risk-controlled framework. Our cash is invested in high-quality fixed-income securities and is affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.

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

Our investment strategy attempts to manage interest rate risk and limit credit risk. By policy, we only invest in what we view as very high quality debt securities, and our largest holdings are short-term U.S. Government securities. We do not hold any sub-prime mortgages or structured investment vehicles. We do not invest in below investment-grade securities.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $71.5 million. As of December 31, 2008 we held $3.5 million in long-term investments consisting of $2.9 million in auction rate securities, with a par value of $5.1 million, and $636,000 in other long-term fixed income securities. In prior years we invested in auction rate securities. Auctions for some of these adjustable rate securities have failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. These developments have resulted in the classification of all of these securities as long-term investments in our consolidated financial statements.

The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2008, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C. However, as of December 31, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million assuming that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration, the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. Based on the valuation models and an analysis of other-than-temporary impairment factors, we concluded during the year ended December 31, 2008 that our investments in auction rate securities have experienced an other-than-temporary decline in fair value. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of December 31, 2008 and 2007. If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings continue to deteriorate, we may in the future be required to record further impairment charges on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.

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

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 62,000 square feet of office space under a lease that initially expires in 2018, although we have an option to extend until up to 2028, subject to certain conditions. We also lease space in various locations throughout the United States and in Toronto, London and Japan for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

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

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

	2008		2007
Fiscal Period	High	Low	High	Low

First Quarter	$33.23	$17.31	NA	NA
Second Quarter	$29.10	$17.77	$26.27	$19.70
Third Quarter	$24.00	$16.85	$31.65	$20.62
Fourth Quarter	$18.06	$6.63	$42.00	$26.39

HOLDERS

As of March 12, 2009, there were 475 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of March 12, 2009.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between June 27, 2007 (the date our common stock first commenced trading on the NASDAQ Global Market) and December 31, 2008, versus the cumulative total return of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on June 27, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

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

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2008

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the three months ended December 31, 2008, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs

October 1 — October 31, 2008	4,696	$5.78	—	—
November 1 — November 30, 2008	—	$—	—	—
December 1 — December 31, 2008	150	$0.00	—	—

Total	4,846		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

For the three months ended December 31, 2008, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share

October 1 — October 31, 2008	2,610	$0.00
November 1 — November 30, 2008	—	$—
December 1 — December 31, 2008	150	$0.00

Total	2,760

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2008, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share

October 1 — October 31, 2008	2,086	$13.02
November 1 — November 30, 2008	—	—
December 1 — December 31, 2008	—	—

Total	2,086

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2008, 2007 and 2006 as well as the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2005 and 2004 as well as the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)

Consolidated Statement of Operations Data:
Revenues	$117,371	$87,153	$66,293	$50,267	$34,894
Cost of revenues(1)	34,562	23,858	20,560	18,218	13,153
Selling and marketing(1)	39,400	28,659	21,473	18,953	13,890
Research and development(1)	14,832	11,413	9,009	7,416	5,493
General and administrative(1)	16,785	11,599	8,293	7,089	4,982
Amortization	804	966	1,371	2,437	356

Total expenses from operations	106,383	76,495	60,706	54,113	37,874

Income (loss) from operations	10,988	10,658	5,587	(3,846)	(2,980)
Interest income (expense), net	1,900	2,627	231	(208)	(246)
(Loss) gain from foreign currency	(321)	(296)	125	(96)	—
Impairment of marketable securities	(2,239)	—	—	—	—
Other	(37)	—	—	—	—
Revaluation of preferred stock warrant liabilities	—	(1,195)	(224)	(14)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	10,291	11,794	5,719	(4,164)	(3,226)
Benefit (provision) for income taxes	14,895	7,522	(50)	182	—

Net income (loss) before cumulative effect of change in accounting principle	25,186	19,316	5,669	(3,982)	(3,226)
Cumulative effect of change in accounting principle	—	—	—	(440)	—

Net income (loss)	25,186	19,316	5,669	(4,422)	(3,226)
Accretion of redeemable preferred stock	—	(1,829)	(3,179)	(2,638)	(2,141)

Net income (loss) attributable to common stockholders	$25,186	$17,487	$2,490	$(7,060)	$(5,367)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.88	$0.99	$—	$(2.30)	$(1.88)
Diluted	$0.83	$0.88	$—	$(2.30)	$(1.88)
Weighted-average number of shares used in per share calculations:
Basic	28,691,216	16,139,365	3,847,213	3,130,194	2,871,713
Diluted	30,232,714	18,377,563	3,847,213	3,130,194	2,871,713

(1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	2008	2007	2006	2005	2004
	(In thousands)

Cost of revenues	$861	$279	$12	$—	$—
Selling and marketing	2,611	1,009	82	—	—
Research and development	706	245	13	—	—
General and administrative	2,296	941	91	3	14

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$71,461	$96,817	$16,032	$9,174	$8,404
Total current assets	116,583	123,444	31,493	20,792	15,678
Total assets	199,563	147,672	42,087	29,477	23,618
Total current liabilities	55,992	42,077	32,880	27,220	18,591
Equipment loan and capital lease obligations, long-term	—	977	2,261	1,283	1,438
Preferred stock warrant liabilities and common stock subject to put	—	1,815	5,362	4,997	(2,141)
Redeemable preferred stock	—	—	101,695	98,516	95,878
Stockholders’ equity (deficit)	134,880	102,622	(99,557)	(102,294)	(95,230)

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$32,259	$21,211	$10,905	$4,253	$1,907
Depreciation and amortization	5,775	4,730	4,259	5,123	2,745
Capital expenditures	14,252	3,635	2,314	1,071	1,208

Please see “Critical Accounting Policies and Estimates” under Part II, Item 7 of this Annual Report on Form 10-K for further discussion of key accounting changes which occurred during the years covered in the above table. Additional information regarding business combinations and dispositions for the relevant periods above may be found in the notes accompanying our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, and the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of over two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering, resulting in the sale and issuance by us of 5,000,000 shares of our common stock, and we also launched ten new products during that year, including Campaign Metrix, qSearch 2.0, Ad Metrix, Brand Metrix, Segment Metrix and comScore Marketer. During the first quarter of 2008, we launched Ad Metrix-Advertiser View, a tool for agencies and publishers designed to support their media buying and selling activities and supply their competitive intelligence needs. In April 2008, we launched the second generation of our media planning product, Plan Metrix, and increased the frequency of reporting from semi-annual to a monthly cycle. In October 2008, we launched Extended Web Measurement which allows the tracking of distributed web content across third party sites, such as video, music, gaming applications, widgets and social media. It enables publishers to report audience reach and characteristics of their various advertising sales packages providing them with the ability to market those packages more effectively.

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

Our total revenues have grown to $117.4 million during the fiscal year ending December 31, 2008 from $50.2 million during the fiscal year ended December 31, 2005. By comparison, our total expenses from operations have grown to $106.4 million from $54.1 million over the same period. The growth in our revenues was primarily the result of:

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

As of December 31, 2008, we had 1,166 customers, compared to 565 as of December 31, 2005. We sell most of our products through our direct sales force. We established an inside sales force dedicated to selling comScore Marketer, which was launched in the fourth quarter of 2007.

As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During the year ended December 31, 2008, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the current economic downturn. Further, certain of our existing customers have exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Despite this economic downturn, we continued to add net new customers during each quarter of 2008, and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed in the year ended December 31, 2008. However, if these adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.

Our Revenues

We derive our revenues primarily from the fees that we charge for subscription-based products and customized projects. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. We market our subscription-based products, customized projects and survey services within the comScore Media Metrix and M:Metrics product families and through comScore Marketing Solutions.

A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenues increased to 75% of total revenues in 2006, to 79% in 2007 and to 83% of total revenues during the year ended December 31, 2008.

Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2008, our international revenues were $16.5 million, an increase of $6.4 million, or 63%, compared to 2007. International revenues comprised approximately 14%, 12% and 9% of our total revenues for the fiscal years ended December 31, 2008 and 2007 and, 2006, respectively.

We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

Subscription Revenues

We generate a significant proportion of our subscription-based revenues from our Media Metrix product family. Products within the Media Metrix family include Media Metrix 2.0, Plan Metrix, World Metrix, Video Metrix and Ad Metrix. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our Web site, have access to our database and can generate reports at anytime.

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

In the second quarter of 2007, we launched Campaign Metrix, a suite of products that enables our customers to measure their return on investment from their investment in digital marketing campaigns and that we believe will help their revenue growth. In 2008, we also launched Brand Metrix, which shows customers the test compared to control effectiveness of a campaign using survey-based metrics that we collect for our Ad Recruit technology. Project revenues from Campaign Metrix and Brand Metrix will be generated when a customer accesses or downloads a report through our Web site. Pricing for our Campaign Metrix and Brand Metrix products are presently based on the scope of the information provided in the report generated by the customer.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Fair Value Measurements

As of January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — observable inputs such as quoted prices in active markets;

Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly;

Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions.

This hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our marketable securities at fair value and determine the appropriate classification level for each reporting period. This determination requires significant judgments to be made by us.

Our investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices. Level 3 instruments are valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include certain illiquid auction rate securities. Such instruments are classified within Level 3 of the fair value hierarchy.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. In accordance with SFAS 142, we have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill required under SFAS 142 at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material.

Long-lived assets

Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , we evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2008, 2007, or 2006.

Allowance for Doubtful Accounts

We manage credit risk on accounts receivable by performing credit evaluations of our customers for existing customers coming up for renewal as well as all prospective new customers, by reviewing our accounts and contracts and by providing appropriate allowances for uncollectible amounts. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts that may not be collectible. We make provisions based on our historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required.

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

As of December 31, 2008, we had both federal and state net operating loss carryforwards for tax purposes of approximately $64.6 million and $34.7 million, respectively. These net operating loss carryforwards begin to expire in 2021 for federal and begin to expire in 2014 for state income tax reporting purposes. In addition, at December 31, 2008, we had an aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries of $9.7 million which begin to expire in 2014.

As of December 31, 2008 and 2007, we had valuation allowances of $2.8 million and $21.3 million, respectively. At December 31, 2007, the valuation allowance related principally to net operating loss carryforwards.

At December 31, 2008, the remaining valuation allowance relates to the acquired deferred tax assets of our M:Metrics UK subsidiary and the deferred tax asset related to the impairment recorded on our marketable securities in the U.S.

We record a valuation allowance when we determine, based on available positive and negative evidence, that it is more likely than not that some portion or all of our deferred tax assets will not be realized. We determine the realizability of our deferred tax assets primarily based on projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration.

As of December 31, 2007, we concluded that it was more likely than not that a portion of our U.S. deferred tax assets would be realized in subsequent years and that a reduction of our valuation allowance was necessary. Considering our relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, we concluded that it was appropriate to consider future taxable income for a limited period of one year into the future. As a result, we recorded a reduction in the deferred tax asset valuation allowance of approximately $8.1 million.

As of December 31, 2008, we concluded that it was more likely than not that a substantial portion of our U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a further reduction of our valuation allowance was necessary. In making that determination, we considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, we recorded a reduction in the deferred tax asset valuation allowance of approximately $20.4 million.

The exercise of stock options during 2007 and 2008 generated income tax deductions equal to the excess of the fair market value over the exercise price. In accordance with SFAS No. 123R, Share Based Compensation (SFAS No. 123R), we will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, we have not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as we utilize these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. As of the adoption date of FIN 48 on January 1, 2007, we did not have any material gross unrecognized tax benefits. As of December 31, 2008, we had unrecognized tax benefits of $240,000 on a tax affected basis. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2004, although carryforward tax attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.

Stock-Based Compensation

Through December 31, 2005, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we applied the intrinsic value method for accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). For purposes of the pro forma disclosures required under SFAS 123, we used the minimum-value method to estimate the fair value of our stock-based awards. On January 1, 2006, we adopted SFAS No. 123R; Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled.

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

At December 31, 2008, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $17.7 million, which is expected to be recognized over a weighted-average period of 1.87 years.

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

Seasonality

Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%

Cost of revenues	29.4	27.4	31.0
Selling and marketing expenses	33.6	32.9	32.4
Research and development	12.6	13.1	13.6
General and administrative	14.3	13.3	12.5
Amortization	0.7	1.1	2.1

Total expenses from operations	90.6	87.8	91.6
Income from operations	9.4	12.2	8.4
Interest income net	1.6	3.0	0.3
(Loss) gain from foreign currency	(0.3)	(0.3)	0.2
Impairment of marketable securities	(1.9)	—	—
Other	—	—	—
Revaluation of preferred stock warrant liabilities	—	(1.4)	(0.3)

Income before income taxes	8.8	13.5	8.6
Benefit (provision) for income taxes	12.7	8.7	—

Net income	21.5	22.2	8.6
Accretion of redeemable preferred stock	—	(2.1)	(4.8)

Net income attributable to common stockholders	21.5%	20.1%	3.8%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

	Year Ended December 31,			Change		Percent Change
				2008	2007	2008	2007
				vs.	vs.	vs.	vs.
	2008	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Revenues	$117,371	$87,153	$66,293	$30,218	$20,860	34.7%	31.5%

Total revenues increased by approximately $30.2 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to sales to existing customers based in the U.S. totaling $85.3 million during 2008, which was a $18.3 million increase over 2007. In addition, revenues during the year ended December 31, 2008 from new U.S. customers were $15.6 million, an increase of approximately $5.6 million as compared to 2007. Revenues from customers outside of the U.S. totaled approximately $16.5 million, or approximately 14% of total revenues, during the year ended December 31, 2008, which was an increase of $6.4 million as compared to 2007. This increase was due primarily to our ongoing expansion efforts in Europe and continued growth in Canada. Revenues in 2008 also include the impact of the M:Metrics acquisition, which was completed at the end of May 2008.

During the year ended December 31, 2008, our total customer base grew by a net increase of 271 customers from 895 at December 31, 2007 to 1,166 customers at December 31, 2008. There was continued revenue growth in both our subscription revenues, which increased by approximately $28.6 million from $68.8 million during

2007 to $97.4 million during 2008, and, to a lesser extent, our project-based revenues, which increased by $1.6 million from $18.4 million during 2007 to $20.0 million during 2008.

Total revenues increased by approximately $20.9 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to increased sales to existing customers based in the U.S. totaling $67.1 million during 2007, which was $14.2 million higher than in 2006. In addition, revenues during the year ended December 31, 2007 from new U.S. customers were $10.0 million, an increase of approximately $2.3 million as compared to 2006. Revenues from customers outside of the U.S. totaled approximately $10.1 million, or approximately 12% of total revenues, during 2007, which was an increase of $4.4 million as compared to 2006. This increase was due primarily to our ongoing expansion efforts in Europe and continued growth in Canada.

During the year ended December 31, 2007, our total customer base grew by a net increase of 189 customers from 706 at December 31, 2006 to 895 customers at December 31, 2007. There was continued revenue growth in both our subscription revenues, which increased by approximately $18.9 million from $49.9 million during 2006 to $68.8 million during 2007, and, to a lesser extent, our project-based revenues, which increased by $2.0 million from $16.4 million during 2006 to $18.4 million during 2007.

We generally invoice customers on an annual, quarterly or monthly basis, or at the completion of certain milestones, in advance of revenues being recognized. Amounts that have been invoiced are recorded in accounts receivable and any unearned revenues are recorded in deferred revenues until the invoice has been collected and the revenue recognized.

Cost of Revenues

	Year Ended December 31,			Change		Percent Change
				2008	2007	2008	2007
				vs.	vs.	vs.	vs.
	2008	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Cost of revenues	$34,562	$23,858	$20,560	$10,704	$3,298	44.9%	16.0%
As a percentage of revenues	29.4%	27.4%	31.0%

Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, benefits, bonuses, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment, and allocated overhead.

Cost of revenues increased by approximately $10.7 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to a $4.4 million increase in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce supporting a larger product and customer base and the additional employee costs from our acquisition of M:Metrics as compared to 2007. We experienced increases of approximately $3.1 million in costs paid to outside service vendors and incentives to our panel members related to the development of our products during 2008 as compared to 2007. We also experienced increases in panel, data and bandwidth costs of $3.4 million to support our consumer panel during 2008 as compared to 2007. Cost of revenues increased as a percentage of revenues by two percentage points during the year ended December 31, 2008 over 2007. We attribute this increase primarily to the increased costs associated with our acquisition of M:Metrics.

Cost of revenues increased by approximately $3.3 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to a $1.9 million increase in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce supporting a larger product and customer base. We experienced an increase of $700,000 in depreciation expense related to prior purchases of network infrastructure equipment and an increase of $200,000 in data center costs to support our consumer panel and the relocation of our data centers. Cost of revenues declined as a percentage of revenues by 3.6 percentage points during 2007 over 2006. This decrease was primarily due to the increase in revenues as described above and a moderation of the increase in costs to build and maintain our panel. In addition, the headcount and costs associated with our technology staff grew at a lower rate than our growth in revenues.

We expect cost of revenues to increase in absolute dollar amounts as we seek to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure and benefit from the synergies resulting from the integration of M:Metrics for our panel recruiting activities.

Selling and Marketing Expenses

	Year Ended December 31,			Change		Percent Change
				2008	2007	2008	2007
				vs.	vs.	vs.	vs.
	2008	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Selling and marketing expenses	$39,400	$28,659	$21,473	$10,741	$7,186	37.5%	33.5%
As a percentage of revenues	33.6%	32.9%	32.4%

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

Selling and marketing expenses increased by $10.7 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to a $6.1 million increase in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets, our acquisition of M:Metrics and an increase in commission and bonus costs associated with increased revenues. We also experienced a $1.6 million increase in stock-based compensation as compared to 2007. Our selling and marketing headcount totaled 261 employees as of December 31, 2008, an increase of 57 employees as compared to December 31, 2007. In addition, we attribute the remaining increase to increases in allocated overhead costs such as rent, additional advertising and marketing costs and travel and related costs to support our growing customer base. The inclusion of the operations of M:Metrics beginning in May 2008 contributed to the increase in selling and marketing expenses during the year ended December 31, 2008, however, a portion of these costs are attributed to one-time integration costs associated with employees that are not expected to continue service or that have already been terminated. Selling and marketing expenses as a percentage of revenues increased during 2008 as compared to 2007 principally due to the increased costs associated with our acquisition of M:Metrics relative to the revenue generated from M:Metrics for the period.

Selling and marketing expenses increased by $7.2 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to a $4.4 million increase in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets and an increase in commission costs associated with increased revenues. We also experienced a $900,000 increase in stock-based compensation as compared to 2006. Our selling and marketing headcount totaled 204 employees as of December 31, 2007, an increase of 40 employees as compared to December 31, 2006. In addition, we experienced increases in consulting costs related to the development and launch of new products, recruiting and relocation fees associated with the hiring of additional personnel and advertising costs. Selling and marketing expenses as a percentage of revenues increased in 2007 also due primarily to the opening of a new sales office in Tokyo, Japan, our first commercial presence in Asia. Additionally, the recruitment of additional sales force lags behind revenue productivity as the incremental sales force is integrated into our business and gains a better understanding of our products and territories.

We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.

Research and Development Expenses

	Year Ended December 31,			Change		Percent Change
				2008	2007	2008	2007
				vs.	vs.	vs.	vs.
	2008	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Research and development	$14,832	$11,413	$9,009	$3,419	$2,404	30.0%	26.7%
As a percentage of revenues	12.6%	13.1%	13.6%

Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, including rent and depreciation.

Research and development expenses increased by $3.4 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to a $3.4 million increase in employee salaries, benefits, stock-based compensation and related costs associated with the increase in headcount, our continued focus on developing new products, as well as costs from our acquisition of M:Metrics in May 2008. Research and development costs decreased slightly as a percentage of revenues for the year ended December 31, 2008 as compared to the prior year period primarily due to our growth in revenues outpacing our investments in research and development.

Research and development expenses increased by $2.4 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to a $1.9 million increase in employee salaries, benefits, stock-based compensation and related costs associated with the increase in headcount and our continued focus on developing new products, such as Campaign Metrix, Ad Metrix and Segment Metrix, comScore Marketer and the launch of qSearch 2.0, which is a second generation monthly scorecard of the search market. We also experienced an increase in costs paid to outsourced service providers to support our development of new products. Research and development costs decreased slightly as a percentage of revenues for the year ended December 31, 2007 as compared to the prior year period primarily due to our growth in revenues outpacing our investments in research and development.

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

General and Administrative Expenses

	Year Ended December 31,			Change		Percent Change
				2008	2007	2008	2007
				vs.	vs.	vs.	vs.
	2008	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

General and administrative	$16,785	$11,599	$8,293	$5,186	$3,306	44.7%	39.9%
As a percentage of revenues	14.3%	13.3%	12.5%

General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal, and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.

General and administrative expenses increased by $5.2 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was primarily due to increased costs associated with our additional obligations as a public company that did not apply for all of 2007. Our professional fees associated with Sarbanes-Oxley compliance requirements, other professional fees, insurance costs, franchise taxes and board compensation increased by approximately $1.3 million during the year ended December 31, 2008, as compared to 2007. We also experienced increases in employee salaries, benefits and related costs of almost $1.4 million associated with our expanding finance, legal and human capital departments as well as in connection with our acquisition of M:Metrics during the year ended December 31, 2008, as compared to 2007. In addition, stock-based compensation increased $1.4 million during the year ended December 31, 2008 as compared to the prior year. General and administrative expenses also increased by approximately $1.1 million during the year ended December 31, 2008 as compared to 2007 due to our investment to support further revenue growth, increases in allocated overhead costs, such as rent, increased bad debt expense, additional charitable contributions and other charges. General and administrative expenses as a percentage of revenue increased during 2008 as compared to 2007, primarily due to the increased costs associated with being a public company.

General and administrative expenses increased by $3.3 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to increased costs associated with being a public company beginning in mid 2007. Our professional fees, insurance costs and board compensation increased by approximately $920,000 during 2007 as compared to 2006. We also experienced increases in employee salaries, benefits and related costs of almost $500,000 associated with our expanding finance, legal and human capital departments. In addition, stock-based compensation increased $850,000 as compared to the prior year. During the fourth quarter of 2007, we also recorded $390,000 in professional fees associated with our withdrawn follow-on offering. General and administrative expenses also increased to a lesser extent due to our investment to support further revenue growth. General and administrative expenses as a percentage of revenue increased in 2007 primarily due to the increased costs associated with being a public company and the professional fees associated with our withdrawn follow-on offering.

We expect general and administrative expenses to increase on an absolute basis in future annual periods as we incur increased costs related to normal compensation increases and costs related to being a public company such as directors’ and officers’ liability insurance premiums and professional fees such as audit and outside legal counsel support both in absolute dollars and as a percentage of revenues.

Amortization Expense

						Percent
	Year Ended December 31,			Change		Change
				2008	2007	2008	2007
				vs.	vs.	vs.	vs.
	2008	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Amortization expense	$804	$966	$1,371	$(162)	$(405)	(16.8)%	(29.5)%
As a percentage of revenues	0.7%	1.1%	2.1%

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.

Amortization expense decreased $162,000 during the year ended December 31, 2008 as compared to the year ended December 31, 2007 because certain intangible assets related to previous acquisitions were fully amortized during 2008 and 2007 and were partially offset by additional amortization expense related to our acquisition of M:Metrics in May 2008.

Amortization expense decreased $405,000 during the year ended December 31, 2007 as compared to the year ended December 31, 2006 because certain intangible assets related to previous acquisitions were fully amortized during 2007 and 2006.

We expect amortization expense to increase as we continue to amortize costs related to our recent acquisition of M:Metrics.

Interest Income, Net

Interest income consists primarily of interest earned from investments, such as short and long-term fixed income securities and auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our capital lease obligations are secured by a senior security interest in eligible equipment.

Interest income, net for the year ended December 31, 2008 was $1.9 million as compared to $2.6 million for the year ended December 31, 2007. The decrease of $727,000 during 2008 was due to lower interest rates earned on our investments than those available in the prior year period and a smaller average cash balance due to the use of cash in mid 2008 for the acquisition of M:Metrics. Our cash, cash equivalents and investments decreased by $29.7 million to $75.0 million at December 31, 2008 primarily due to the acquisition of M:Metrics and, to a lesser extent, losses on investments.

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

Primarily due to the increasing strength of the U.S. Dollar as compared to the British Pound during the year ended December 31, 2008, we recorded a loss of $321,000 as compared to a loss of $296,000 during the year ended December 31, 2007. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.

Primarily due to the strength of the Canadian dollar, during the year ended December 31, 2007, we recorded a loss of $296,000 as compared to a gain of $125,000 during the year ended December 31, 2006. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.

Impairment of marketable securities

Impairment of marketable securities is comprised of unrealized losses related to changes in the fair value of our investments that have a decline that is considered other-than-temporary. During the year ended December 31, 2008, we recorded an impairment charge of $2.2 million for our marketable securities, which was due to the write down of our investments in auction rate securities that we determined to have an other-than-temporary decline in value. There was no comparable charge in the prior year. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and results of Operations — Liquidity and Capital Resources.”

Provision for Income Taxes

As of December 31, 2008, we had both federal and state net operating loss carryforwards for tax purposes of approximately $64.6 million and $34.7 million, respectively, which begin to expire in 2021 for federal and begin to expire in 2014 for state income tax reporting purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A portion of our acquired M:Metrics net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. During the year ended December 31, 2008, we recorded an income tax benefit of $14.9 million due primarily to the release of the valuation allowance against certain deferred tax assets compared to a benefit of $7.5 million in the same period in 2007 in which we recorded valuation allowance release of $8.1 million. For the year ended December 31, 2008, the tax provision is comprised of U.S. income tax expense of $359,000, reflecting our alternative minimum tax, and $127,000 of foreign income tax expense offset by the release of our valuation allowance of $20.4 million and a deferred tax expense of approximately $5.1 million related to the utilization of deferred tax assets during the year.

As of December 31, 2007, we had both federal and state net operating loss carryforwards for tax purposes of approximately $67.8 million and $48.1 million, respectively, which begin to expire in 2020 for federal and begin to expire in 2010 for state income tax reporting purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. During the year ended December 31, 2007, we recorded an income tax benefit of $7.5 million due primarily to the partial release of our valuation allowance compared to a provision of $50,000 in the same period in 2006. For the year ended December 31, 2007, the tax provision is comprised of U.S. income tax expense of $208,000, reflecting our alternative minimum tax, and $412,000 of foreign income tax expense offset by the partial release of our valuation allowance of $8.1 million and a decrease of $78,000 in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets.

In 2006 we had an income tax expense of $50,000 reflecting a payment of alternative minimum tax (AMT) partly offset by a decrease in the deferred tax liability. This compares to an income tax benefit of $182,000 in 2005 related to a deferred tax liability of $356,000 associated with a temporary difference related to certain acquired intangible assets of SurveySite.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
Consolidated Cash Flow Data	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$32,259	$21,211	$10,905
Net cash used in investing activities	(63,675)	(30,305)	(9,573)
Net cash (used in) provided by financing activities	(1,138)	71,979	(1,381)
Effect of exchange rate changes on cash	(1,517)	451	(43)
Net (decrease) increase in cash and equivalents	(34,071)	63,336	(92)

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

Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the purchase of equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. Since the beginning of 2006, we have purchased over $10.8 million in property and equipment, exclusive of $9.4 million of property and equipment funded through landlord allowances received in connection with our new Chicago, Reston and San Francisco office leases, made $4.6 million in principal payments on capital lease obligations, and spent $44.9 million as the cash component of consideration paid for acquisitions.

As of December 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $71.5 million. As of December 31, 2008, we held $3.5 million in long-term investments consisting of $2.9 million in auction rate securities and $636,000 in other long-term fixed income securities. In prior years we invested in these auction rate securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2008, certain of these investments were fully backed by investment grade and below investment grade bonds and are insured against loss of principal and interest by bond insurers whose ratings are under review and have been downgraded in some cases. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. As of December 31, 2008, based on the valuation models and an analysis of other-than-temporary impairment factors, we have concluded that all of our investments in auction rate securities have experienced an other-than-temporary decline in fair value. Accordingly, we have recorded a pre-tax impairment charge of $2.2 million related to these securities. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term.

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We generated approximately $32.3 million of net cash from operating activities during the year ended December 31, 2008. The significant components of cash flows from operations were net income of $25.2 million, adjusted for $12.9 million in non-cash depreciation, amortization, provision for bad debts and stock-based compensation expenses, $9.4 million in deferred rent, $6.1 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $2.2 million in impairment of marketable securities, and a $343,000 decrease in other current and non-current assets, offset by a $15.4 million non-cash deferred tax benefit, $6.6 million increase in accounts receivable, and a $1.8 million decrease in accounts payable and accrued expenses.

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

Investing Activities

Our primary regularly recurring investing activities have consisted of purchases of computer network equipment to support our Internet user panel and maintenance of our database, furniture and equipment to support our operations, purchases and sales of marketable securities, and payments related to the acquisition of several companies. As our customer base continues to expand, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, introduce new digital formats and increase our international presence.

We used $63.7 million of net cash in investing activities during the year ended December 31, 2008. We used $44.6 million, net of cash acquired, to purchase M:Metrics. In addition, $14.3 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $9.4 million was funded through landlord allowances received in connection with our Chicago, Reston and San Francisco office leases. We also used a net $6.2 million to purchase investments. We removed the restrictions associated with certain certificates of deposit that served as collateral for letters of credit associated with office leases, and the related $1.4 million was reclassified to cash and cash equivalents.

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

We used $1.1 million of cash during the year ended December 31, 2008 for financing activities. This included $1.3 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $900,000 to make payments on our capital lease obligations offset by $1.0 million in proceeds from the exercise of our common stock options and warrants

We generated $72.0 million of cash during the year ended December 31, 2007 from financing activities. This included $73.1 million in net proceeds, after deducting underwriters’ commissions and offering costs, from the sale and issuance of common stock in our initial public offering and $972,000 in proceeds from the exercise of outstanding options for common stock. We also made payments of $2.1 million on our capital lease obligations during that period.

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

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of December 31, 2008 that are fixed and determinable

					More
		Less Than		3-5	Than
	Total	1 Year	1-3 Years	Years	5 Years
	(In thousands)

Capital lease obligations	$1,021	$1,021	$—	$—	$—
Operating lease obligations	44,773	4,978	9,816	9,064	20,915

Total	$45,794	$5,999	$9,816	$9,064	$20,915

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

On March 6, 2008, the Company opened a $5.0 million revolving line of credit with an interest rate equal to BBA LIBOR rate plus an applicable margin. This line of credit includes no restrictive financial covenants. On February 27, 2009 the line of credit was extended through April 6, 2009. As of December 31, 2008, no amounts were borrowed against the line of credit and $4.4 million of letters of credit were outstanding, leaving $600,000 available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement. During the year ended December 31, 2008, one letter of credit was reduced by approximately $90,000.

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

We had no off-balance sheet arrangements as of December 31, 2008 and 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2008, our cash reserves were maintained in bank deposit accounts, certificates of deposit, treasury bills, treasury notes, and auction rate securities totaling $75.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.

Foreign Currency Risk

A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk has become and will continue to be more significant.

Interest Rate Sensitivity

As of December 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short- and long-term investments of $75.0 million. These amounts were invested primarily in certificates of deposit, U.S. treasury bills and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the year ended December 31, 2008, our interest exposure would have been approximately $750,000 assuming consistent investment levels.

Auction Rate Securities

As of December 31, 2008, we held $3.5 million in long-term investments consisting of $2.9 million in auction rate securities and $636,000 in U.S. treasury notes. In prior years we invested in these securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2008, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C However, as of December 31, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million concluding that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. As of December 31, 2008, based on the valuation models and an analysis of the other-than-temporary impairment factors we recorded a pre-tax impairment charge of $2.2 million related to our auction rate securities. If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of December 31, 2008 and December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), comScore, Inc’s. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 13, 2009

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share and
	per share data)

Current assets:
Cash and cash equivalents	$34,297	$68,368
Short-term investments	37,164	28,449
Accounts receivable, net of allowances of $479 and $234, respectively	29,947	23,446
Prepaid expenses and other current assets	1,871	1,620
Restricted cash	—	1,385
Deferred tax asset	13,304	176

Total current assets	116,583	123,444
Long-term investments	3,497	7,924
Property and equipment, net	17,697	6,867
Other non-current assets	131	168
Long-term deferred tax asset	13,736	7,888
Intangible assets, net	8,805	17
Goodwill	39,114	1,364

Total assets	$199,563	$147,672

Current liabilities:
Accounts payable	$1,755	$1,140
Accrued expenses	9,432	6,838
Deferred revenues	42,779	33,045
Deferred rent	1,049	154
Capital lease obligations	977	900

Total current liabilities	55,992	42,077
Capital lease obligations, long-term	—	977
Deferred rent, long-term	8,691	181

Total liabilities	64,683	43,235
Commitments and contingencies
Common Stock subject to put; no shares and 135,635 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	1,815
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2008 and 2007; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and 2007; 29,130,140 shares issued and outstanding at December 31, 2008; 27,960,573 shares issued and outstanding at December 31, 2007	29	28
Treasury stock, 164,395 and 24,677 shares at cost at December 31, 2008 and 2007, respectively	(1,265)	—
Additional paid-in capital	192,612	183,433
Accumulated other comprehensive (loss) income	(842)	1
Accumulated deficit	(55,654)	(80,840)

Total stockholders’ equity	134,880	102,622

Total liabilities and stockholders’ equity	$199,563	$147,672

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenues	$117,371	$87,153	$66,293

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	34,562	23,858	20,560
Selling and marketing(1)	39,400	28,659	21,473
Research and development(1)	14,832	11,413	9,009
General and administrative(1)	16,785	11,599	8,293
Amortization of intangible assets resulting from acquisitions	804	966	1,371

Total expenses from operations	106,383	76,495	60,706

Income from operations	10,988	10,658	5,587
Interest income, net	1,900	2,627	231
(Loss) gain from foreign currency	(321)	(296)	125
Impairment of marketable securities	(2,239)	—	—
Other	(37)	—	—
Revaluation of preferred stock warrant liabilities	—	(1,195)	(224)

Income before benefit (provision) for income taxes	10,291	11,794	5,719
Benefit (provision) for income taxes	14,895	7,522	(50)

Net income	25,186	19,316	5,669

Accretion of redeemable preferred stock	—	(1,829)	(3,179)

Net income attributable to common stockholders	$25,186	$17,487	$2,490

Net income attributable to common stockholders per common share:
Basic	$0.88	$0.99	$—
Diluted	$0.83	$0.88	$—
Weighted-average number of shares used in per share calculation — common stock:
Basic	28,691,216	16,139,365	3,847,213
Diluted	30,232,714	18,377,563	3,847,213
Net income attributable to common stockholders per common share subject to put:
Basic	$0.88	$1.33	$0.41
Diluted	$0.83	$1.21	$0.41
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic and diluted	34,465	308,720	347,635
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$861	$279	$12
Selling and marketing	2,611	1,009	82
Research and development	706	245	13
General and administrative	2,296	941	91
Comprehensive income:
Net income	$25,186	$19,316	$5,669
Other comprehensive income:
Foreign currency cumulative translation adjustment	(1,132)	258	(51)
Unrealized gain (loss) on marketable securities	289	(182)	—

Total comprehensive income	$24,343	$19,392	$5,618

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated		Total
				Additional	Deferred Stock	Other		Stockholders’
	Common Stock		Treasury	Paid-In	Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2005	3,347,488	$3	$—	$—	$(6)	$(24)	$(102,267)	$(102,294)
Net income	—	—	—	—	—	—	5,669	5,669
Foreign currency translation adjustment	—	—	—	—	—	(51)	—	(51)
Exercise of common stock options	652,677	1	—	240	—	—	—	241
Amortization of deferred stock compensation	—	—	—	—	6	—	(3)	3
Amortization of stock-based compensation	—	—	—	195	—	—	—	195
Accretion of redeemable preferred stock	—	—	—	(435)	—	—	(2,744)	(3,179)
Accretion of common stock subject to put	—	—	—	—	—	—	(141)	(141)

Balance at December 31, 2006	4,000,165	4	—	—	—	(75)	(99,486)	(99,557)
Net income	—	—	—	—	—	—	19,316	19,316
Foreign currency translation adjustment	—	—	—	—	—	258	—	258
Unrealized loss on marketable securities	—	—	—	—	—	(182)	—	(182)
Exercise of common stock options	580,727	1	—	890	—	—	—	891
Exercise of common stock warrants, net	138,536	—	—	100	—	—	—	100
Issuance of restricted stock, net	771,783	1	—	(1)	—	—	—	—
Net proceeds from issuance of common stock in initial public offering	5,000,000	5	—	73,111	—	—	—	73,116
Conversion of preferred stock to common stock	17,257,362	17	—	103,506	—	—	—	103,523
Reclassification of common stock subject to put to common stock	212,000	—	—	2,650	—	—	—	2,650
Amortization of stock based compensation	—	—	—	2,239	—	—	—	2,239
Preferred warrant liability reclassification	—	—	—	2,200	—	—	—	2,200
Accretion of redeemable preferred stock	—	—	—	(1,190)	—	—	(639)	(1,829)
Accretion of common stock subject to put	—	—	—	(72)	—	—	(31)	(103)

Balance at December 31, 2007	27,960,573	28	—	183,433	—	1	(80,840)	102,622
Net income	—	—	—	—	—	—	25,186	25,186
Foreign currency translation adjustment	—	—	—	—	—	(1,132)	—	(1,132)
Unrealized gain on marketable securities net of tax effect of $68	—	—	—	—	—	289	—	289
Exercise of common stock options	611,733	1	—	976	—	—	—	977
Exercise of common stock warrants, net	4,020	—	—	50	—	—	—	50
Issuance of restricted stock, net	465,010	—	—	—	—	—	—	—
Restricted stock units vested	17,490	—	—	—	—	—	—	—
Common stock received for tax withholding	(64,326)	—	(1,265)	—	—	—	—	(1,265)
Reclassification of common stock subject to put to common stock	135,640	—	—	1,814	—	—	—	1,814
Amortization of stock based compensation	—	—	—	6,339	—	—	—	6,339

Balance at December 31, 2008	29,130,140	$29	$(1,265)	$192,612	$—	$(842)	$(55,654)	$134,880

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Operating activities
Net income	$25,186	$19,316	$5,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,977	3,764	2,888
Amortization of intangible assets resulting from acquisitions	798	966	1,371
Provisions for bad debts	594	142	212
Stock-based compensation	6,482	2,474	198
Revaluation of preferred stock warrant liabilities	—	1,195	224
Impairment of marketable securities	2,239	—	—
Loss on asset disposal	50	—	—
Amortization of deferred finance costs	—	7	33
Deferred tax benefit	(15,386)	(8,142)	(97)
Amortization of deferred rent	(126)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,581)	(9,186)	(3,882)
Prepaid expenses and other current assets	229	(486)	(311)
Other non-current assets	114	255	30
Accounts payable, accrued expenses, and other liabilities	(1,838)	1,065	1,431
Deferred revenues	6,124	9,841	3,139
Deferred rent	9,397	—	—

Net cash provided by operating activities	32,259	21,211	10,905
Investing activities
Recovery (payment) of restricted cash	1,385	(1,115)	(9)
Purchase of investments	(92,288)	(56,475)	(14,900)
Sale of investments	86,118	30,920	7,950
Purchase of property and equipment	(14,252)	(3,635)	(2,314)
Acquisition of business, net of cash acquired	(44,638)	—	—
Payment of additional consideration for acquired businesses	—	—	(300)

Net cash used in investing activities	(63,675)	(30,305)	(9,573)
Financing activities
Proceeds from the exercise of common stock options and warrants	1,027	972	241
Repurchase of common stock	(1,265)	—	—
Proceeds from the issuance of common stock, net of offering costs	—	73,116	—
Principal payments on capital lease obligations	(900)	(2,109)	(1,622)

Net cash (used in) provided by financing activities	(1,138)	71,979	(1,381)
Effect of exchange rate changes on cash	(1,517)	451	(43)

Net (decrease) increase in cash and cash equivalents	(34,071)	63,336	(92)
Cash and cash equivalents at beginning of year	68,368	5,032	5,124

Cash and cash equivalents at end of year	$34,297	$68,368	$5,032

Supplemental cash flow disclosures
Interest paid	$122	$302	$249
Income tax paid	$325	$1	$8
Capital lease obligations incurred	$—	$—	$2,707
Accretion of preferred stock	$—	$1,829	$3,179

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within the consolidated balance sheets, $154,000 has been reclassified from accrued expenses to current deferred rent, as of December 31, 2007 to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, valuation of marketable securities, recoverability of intangible assets, other long-lived assets and goodwill, and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

Fair Value Measurements

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations reported in the consolidated balance sheets equal or approximate their respective fair values. The fair value of the Company’s common stock subject to put is not practicable to determine, as no quoted market price exists for these instruments.

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

The Company’s investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices. Level 3 instruments are valued using valuation models, primarily discounted cash flow analyses. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include certain illiquid auction rate securities. Such instruments are classified within Level 3 of the fair value hierarchy (see Note 4).

Cash and Cash Equivalents, Restricted Cash and Investments

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts and certificates of deposit.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash is comprised of certificates of deposit that are collateral for letters of credit pertaining to security deposits for operating leases. All restrictions were removed during the year ended December 31, 2008 and the restricted cash was subsequently reclassified to cash and cash equivalents.

Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses on available-for-sale securities are included in interest income. Declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in impairment of marketable securities on the Statement of Operations. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments.

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

Interest income on investments was $2.0 million, $2.9 million and $515,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts where collectability may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required.

The following is a summary of activities in the allowance for doubtful accounts for the fiscal years indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$(234)	$(188)	$(185)
Additions	(602)	(142)	(212)
Reductions	357	96	209

Ending Balance	$(479)	$(234)	$(188)

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill required under SFAS 142 at the enterprise level. The Company completed its annual impairment analysis as of October 1st for each of 2008, 2007 and 2006 and determined that there was no impairment of goodwill.

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful
Lives
(Years)

Acquired methodologies/technology	5 to 7
Customer relationships	7
Panel	7
Intellectual property	10

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event the carrying value is not recoverable, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the years ended December 31, 2008, 2007 and 2006. In the event that there are changes in the planned use of the Company’s long-lived assets or their expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Accounting

The Company leases its facilities under operating leases, and accounts for those leases in accordance with SFAS No. 13, Accounting for Leases. For facility leases that contain rent escalations or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets. Leasehold improvements funded by landlord incentives or allowances are recorded as leasehold improvement assets and a deferred rent liability which is amortized as a reduction of rent expense over the term of the lease.

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

The Company incurred foreign currency transaction losses of $321,000 and $296,000 for the years ended December 31, 2008 and 2007, respectively, and a gain of $125,000 for the year ended December 31, 2006. The gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.

Other Comprehensive Income

The following summary sets forth the components of other comprehensive (loss) income, net of tax, accumulated in stockholders’ equity:

	December 31,
	2008	2007
	(In thousands)

Foreign currency translation (loss) gain	$(949)	$183
Unrealized gain (loss) on marketable securities	107	(182)

Total other comprehensive (loss) income	$(842)	$1

Business Segment Information

The Company is managed and operated as one business segment. A single management team reports to the chief operating decision maker who manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. The various products that the Company offers are all related to analyzing consumer behavior on the Internet and mobile devices. The same data source is used regardless of the product delivered. The Company’s expenses are shared and are not allocated to individual products. Accordingly, the Company does not accumulate discrete financial information by product line and does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

Revenue Recognition

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met prior to revenue recognition: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Costs of Revenues

Cost of revenues consists primarily of expenses related to the operating network infrastructure and the recruitment, maintenance and support of consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, benefits and related expenses of network operations, survey operations, custom analytics and technical support departments, and are expensed as they are incurred. Cost of revenues also includes data collection costs for the products and operational costs associated with the Company’s data centers, including depreciation expense associated with computer equipment.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Research and development expenses include new product development costs, consisting primarily of salaries, stock-based compensation, benefits and related costs for personnel associated with research and development activities, and allocated overhead, including rent and depreciation.

General and Administrative

General and administrative expenses consist primarily of salaries, stock-based compensation, benefits and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation and expenses incurred for other general corporate purposes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable. Cash equivalents are held at financial institutions. Investments consist of fixed income and auction rate securities (see Note 4). With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition.

For the years ended December 31, 2008, 2007 and 2006, one customer accounted for 12%, 13% and 12%, respectively, of total revenues. As of December 31, 2008, no one customer accounted for more than 10% of accounts receivable. As of December 31, 2007, one customer accounted for 12% of accounts receivable.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, totaled $298,000, $371,000 and $210,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company accounts for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of the grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. The fair value of the restricted stock awards is determined based on the quoted market price of the Company’s common stock on the grant date. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of $6.5 million, $2.5 million and $198,000, respectively, in accordance with SFAS 123R. Included within 2008 stock-based compensation expense and liabilities was an accrual for $369,000 for compensation earned during the year. This accrual will be settled with shares of restricted stock to be granted in 2009. Included within 2007 stock-base compensation expense and liabilities was an accrual for $235,000 for compensation earned during the year. This accrual was settled with shares of restricted stock issued during the first quarter of 2008.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). The Company previously issued shares of common stock in connection with business acquisitions that gave the holders the right to require the Company to repurchase the shares at a fixed price at a specified future date (“Common Stock Subject to Put”). The difference between the fair value of the shares of Common Stock Subject to Put on the issuance date and the price at which the Company could have been required to repurchase those shares was being accreted over the period from issuance to the first date at which the Company could have been required to repurchase the shares as a dividend to the holders. EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) states that when a common shareholder has a contractual right to receive, at share redemption, an amount that is other than fair value, such shareholder has received, in substance, a preferential distribution. Under SFAS 128, entities with capital structures that include classes of common stock with different dividend rates are required to apply the two-class method of calculating earnings per share. Accordingly, the Company calculates earnings per share for its common stock and its Common Stock Subject to Put using a method akin to the two-class method under SFAS 128.

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

The two-class computation method for each period allocates the undistributed earnings or losses to each participating security based on their respective rights to receive dividends. In addition to undistributed earnings or losses, the accretion to their redemption or put prices was also allocated to the Common Stock Subject to Put and the convertible redeemable preferred stock. Prior to conversion of the redeemable preferred stock, in periods of undistributed losses, all losses were allocated to common stock in accordance with EITF 03-06 as the holders of Common Stock Subject to Put and participating preferred stock were not required to fund losses nor were their redemption or put prices reduced as a result of losses incurred. In periods of undistributed income, income was first allocated to the participating preferred stock for their preferential dividend, $7.1 million per annum as of July 2, 2007, the date of the conversion of the Company’s participating preferred stock upon the closing of its IPO. Any undistributed earnings remaining were then allocated to holders of common stock, Common Stock Subject to Put and preferred stock (assuming conversion) on a pro rata basis. The total earnings or losses allocated to each class of common stock were then divided by the weighted-average number of shares outstanding for each class of common stock to determine basic earnings per share. EITF 03-06 does not require the presentation of basic and diluted

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share for securities other than common stock; therefore, earnings per share is only computed for the Company’s common stock.

Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method. For the period prior to conversion, diluted earnings per share does not assume the conversion of the Company’s convertible preferred stock using the if-converted method as the result is anti-dilutive. No potentially dilutive securities were convertible or exercisable into shares of Common Stock Subject to Put.

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Year Ended December 31,
	2008	2007	2006

Stock options and restricted stock units	60,086	3,796	2,750,022
Convertible preferred stock warrants	—	—	113,129
Common stock warrants	2,000	2,000	115,357
Convertible preferred stock	—	8,605,041	17,257,362

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share data)

Calculation of basic and diluted net income per share — two class method:
Net income	$25,186	$19,316	$5,669
Accretion of redeemable preferred stock	—	(1,829)	(3,179)
Accretion of common stock subject to put	—	(103)	(141)

Undistributed earnings	25,186	17,384	2,349

Allocation of undistributed earnings:
Common stock	25,186	16,358	—
Preferred stock	—	1,026	2,349

Total allocated earnings	$25,186	$17,384	$2,349

Net income attributable to common stockholders per common share:
Basic	$0.88	$0.99	$0.00
Diluted	$0.83	$0.88	$0.00
Weighted-average shares outstanding-common stock:
Basic	28,691,216	16,139,365	3,847,213
Diluted	30,232,714	18,377,563	3,847,213
Net income attributable to common stockholders per common share subject to put:
Basic	$0.88	$1.33	$0.41
Diluted	$0.83	$1.21	$0.41
Weighted-average shares outstanding-common stock subject to put:
Basic	34,465	308,720	347,635
Diluted	34,465	308,720	347,635

Recent Pronouncements

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP FAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 except for those items with respect to which adoption was specifically deferred under FSP FAS No. 157-2. The Company is currently evaluating the impact of the full adoption of FAS No. 157 on our consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of FSP No. 157-3 were effective

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon issuance and for financial statements not yet reported. The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. SAB 110 was effective January 1, 2008. The adoption of SAB 110 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After the effective date of SFAS 141(R), all changes to tax uncertainties and deferred tax asset valuation allowances established in business combination accounting should be recognized in accordance with SFAS 141(R), generally as an adjustment to income tax expense. For the Company’s acquisition of M:Metrics, Inc. (see Note 3), the effects of changes outside of the measurement period (or within the measurement period if the changes result from new information about facts that arose after the acquisition date) to deferred tax asset valuation allowances established in acquisition accounting will be recognized directly as an adjustment to income tax expense.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008; however, the Company has not expanded its eligible items subject to the fair value option under SFAS No. 159.

3.	Acquisition

On May 28, 2008, comScore completed its merger with M:Metrics, Inc. (“M:Metrics”), a provider of marketing and media intelligence for the mobile medium in the United States and internationally, pursuant to the Agreement and Plan of Merger dated May 28, 2008, (the “Merger”). Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of M:Metrics in a cash transaction for approximately

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$46.0 million. The total preliminary purchase price of $46.0 million is comprised of $44.3 million in cash consideration, $1.2 million in expenses paid on M:Metrics’ behalf and estimated acquisition related transaction costs of approximately $480,000. Acquisition-related transaction costs include legal and accounting fees, and other external costs directly related to the Merger. In connection with the Merger, the Company exchanged the unvested options for M:Metrics common stock for options for the purchase of 51,908 shares of comScore common stock. In addition, $5.0 million of comScore restricted common stock was reserved for issuance pursuant to the Merger and $4.72 million was issued to certain former M:Metrics employees that continued as employees of comScore as of June 30, 2008. The estimated fair value of these options and restricted stock will be recognized as compensation expense for post merger services. The Company has included the financial results of M: Metrics in its consolidated financial statements since May 28, 2008, the date of acquisition.

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

The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their estimated fair values as of May 28, 2008. Under the purchase method of accounting, the total estimated purchase price is allocated to M:Metrics net tangible and intangible assets based on their estimated fair values as of May 28, 2008, the effective date of the Merger. The preliminary estimated purchase price allocation as shown in the table below was based on management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. We are awaiting additional information about assets acquired and liabilities assumed that may result in an adjustment to the preliminary purchase price. The preliminary purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$1,554
Accounts receivable	2,066
Prepaid expenses and other current assets	226
Property and equipment	464
Other long term assets	85
Deferred tax assets, net	3,667
Accounts payable	(865)
Other accrued liabilities	(3,469)
Deferred revenue	(5,473)
Other long-term liabilities	(145)

Net tangible liabilities to be acquired	(1,890)
Definite-lived intangible assets acquired	10,160
Goodwill	37,750

Total estimated purchase price	$46,020

Included in the preliminary purchase price allocation were $9.6 million of deferred tax assets and $3.6 million of deferred tax liabilities initially offset by a full valuation allowance of $6.0 million. In connection with the reduction of the deferred tax asset valuation allowance recorded as of December 31, 2008 (see Note 9), the Company recorded a $3.7 million reduction in the valuation allowance recorded for the acquired deferred tax assets of M:Metrics with a corresponding reduction of goodwill.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total estimated purchase price, a preliminary estimate of $1.9 million has been allocated to net tangible liabilities to be acquired, and $10.2 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $10.2 million consist of the value assigned to M:Metrics customer relationships of $3.2 million, intellectual property of $2.6 million, developed and core technology of $2.5 million and panel of $1.9 million. The useful lives range from five to ten years (see Note 2). Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

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

The unaudited historical financial information of comScore for the periods beginning after May 28, 2008 includes the results of the consolidated companies. The unaudited pro forma financial information for the year ended December 31, 2008 combines the historical results for comScore for the year ended December 31, 2008 and the historical results for M:Metrics for the five months ended May 28, 2008. The unaudited pro forma financial information for the year ended December 31, 2007 combines the historical results for comScore for the year ended December 31, 2007 and the historical results for M: Metrics for the same period.

	Year Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Revenues	$122,158	$96,265
Net income	$21,916	$5,398
Basic income per share to common stockholders	$0.76	$0.33
Diluted income per share to common stockholders	$0.72	$0.29

4.	Investments and Fair Value Measurements

As of December 31, 2008, the Company had $2.9 million invested in auction rate securities, all of which are classified as long-term investments on its consolidated balance sheet. As of December 31, 2007, the Company had $30.3 million invested in auction rate securities, of which $25.4 million were classified as short-term investments and $4.9 million were classified as long-term investments on its consolidated balance sheet.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. These securities often are insured against loss of principal and interest by bond insurers. In prior years, the Company invested in these securities for short periods of time as part of its investment policy. However, the uncertainties in the credit markets have prevented the

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and other investors from liquidating holdings of certain auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared.

As of December 31, 2008 and December 31, 2007, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As there is no active market for these investments, the Company values its auction rate securities using a discounted cash flow model that takes into consideration the securities’ coupon rate, the discount rate and the expected date liquidity will be restored. The discount rate reflects the financial condition of the issuers and the bond insurers and incorporates a discount for illiquidity. As of December 31, 2008 and 2007, the estimated fair value of the auction rate securities was below cost, or par value, resulting in an unrealized loss.

As of December 31, 2007, the Company determined that the unrealized losses on its auction rate securities did not represent an other-than-temporary impairment and reflected the unrealized losses within other comprehensive income. The Company determined that the unrealized losses were primarily due to changes in market conditions and an overall lack of demand for auction rate securities. Although certain bond insurers were experiencing financial difficulties and had either their credit ratings downgraded or were placed on watch, the issuers of the auction rate securities maintained AAA ratings. Further, the Company had the ability and intent to hold the investments until an anticipated recovery of the fair value.

During 2008, the length of time and the extent to which the auction rate securities were valued below cost both increased significantly. As of December 31, 2008, the credit ratings of the issuers had deteriorated to a range of A- to B and the bond insurers saw similar downgrades to a range of BBB to C. As a result, the Company concluded that the unrealized losses on its auction rate securities at December 31, 2008 represented an other-than-temporary impairment and recorded a charge of $2.2 million in earnings.

The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of December 31, 2008 and 2007. If the credit ratings of the issuers, the bond insurers or the collateral continue to deteriorate, the Company may further adjust the carrying value of these investments.

Marketable securities, which are classified as available-for-sale, are summarized below.

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)

As of December 31, 2008:
U.S. treasury bills	$24,931	$55	$—	$24,986	$24,986	$—
U.S. treasury notes	12,694	120	—	12,814	12,178	636
Auction rate securities	2,861	—	—	2,861	—	2,861

	$40,486	$175	$—	$40,661	$37,164	$3,497

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)

As of December 31, 2007:
U.S. treasury notes	$6,005	$38	$—	$6,043	$2,999	$3,044
Auction rate securities	30,550	—	(220)	30,330	25,450	4,880

	$36,555	$38	$(220)	$36,373	$28,449	$7,924

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no gross unrealized losses related to available-for-sale securities as of December 31, 2008 other than the auction rate securities, for which the unrealized loss was deemed other than temporary and included in earnings. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007:

	Less Than 12 Months		More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

As of December 31, 2007:
Auction rate securities	$30,330	$(220)	$—	$—	$30,330	$(220)

	$30,330	$(220)	$—	$—	$30,330	$(220)

The fair value hierarchy of the Company’s marketable securities at fair value as of December 31, 2008 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
U.S. treasury bills	$24,986	$24,986	$—	$—
U.S. treasury notes	12,814	12,814	—	—
Auction rate securities	2,861	—	—	2,861

Total	$40,661	$37,800	$—	$2,861

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3):

	Short-term	Long-term
	Investments	Investments
	(In thousands)

Balance on January 1, 2008	$—	$4,880
Transfers into Level 3	—	2,350
Total losses unrealized included in earnings	—	(2,239)
Total losses included in other comprehensive income at December 31, 2007	—	220
Settlements	—	(2,350)

Balance on December 31, 2008	$—	$2,861

For the year ended December 31, 2008, an unrealized loss of $2.2 million related to Level 3 assets held at December 31, 2008 was included in earnings.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31
	2008	2007
	(In thousands)

Computer equipment	$11,256	$16,050
Computer software	3,627	2,529
Office equipment and furniture	3,085	1,408
Leasehold improvements	8,405	1,070

	26,373	21,057
Less: accumulated depreciation and amortization	(8,676)	(14,190)

	$17,697	$6,867

During the year ended December 31, 2008, the Company capitalized $9.4 million of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Reston, Chicago and San Francisco office leases (see Note 8).

Property and equipment financed through capital lease obligations, consisting of computer equipment, totaled $3.1 million at December 31, 2008 and 2007. At December 31, 2008 and 2007, accumulated depreciation related to property and equipment financed through capital leases totaled $2.2 million and $1.2 million, respectively. During the years ended December 31, 2008 and 2007, $10.4 million and $2.5 million, respectively, of fully depreciated assets were written off. In addition, $2.6 million of assets financed through terminated capital leases were subsequently returned and written off during the year ended December 31, 2007.

For the years ended December 31, 2008, 2007 and 2006, total depreciation expense was $5.0 million, $3.8 million and $2.9 million, respectively.

6.	Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets are as follows:

	December 31,
	2008	2007
	(In thousands)

Goodwill	$39,114	$1,364

Intangible assets consist of the following:
Trademarks and brands	$—	$662
Non-compete agreements	—	326
Customer relationships	2,927	3,467
Acquired methodologies/technology	2,378	688
Intellectual property	2,547	—
Panel	1,701	—

Total intangible assets	9,553	5,143
Accumulated amortization	(748)	(5,126)

Intangible assets, net	$8,805	$17

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was approximately $804,000, $966,000 and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, $5.1 million of fully-amortized intangible assets were written off.

The weighted average amortization period by major asset class as of December 31, 2008, is as follows:

(In years)

Acquired methodologies/technology	6.6
Customer relationships	7.0
Panel	7.0
Intellectual property	10.0

The estimated future amortization of acquired intangible assets as of December 31, 2008 is as follows:

(In thousands)

2009	$1,283
2010	1,283
2011	1,283
2012	1,283
2013	1,227
Thereafter	2,446

$8,805

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)

Accrued payroll and related	$3,478	$3,054
Other	5,954	3,784

	$9,432	$6,838

8.	Commitments and Contingencies

Leases

In December 2006, the Company entered into an equipment lease agreement with Banc of America Leasing & Capital, LLC to finance the purchase of new hardware and other computer equipment as the Company continued to expand its technology infrastructure in support of its business growth. This agreement included a $5.0 million line of credit that was available to the Company until December 31, 2007; its initial utilization of this credit facility was to establish an equipment lease for approximately $2.9 million bearing interest at a rate of 7.75% per annum. The base term for this lease was three years and included a nominal charge in the event of prepayment. Assets acquired under the equipment leases secure the obligations. The line of credit expired December 31, 2007.

In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

	December 31, 2008
	Capital	Operating
	Leases	Leases

2009	$1,021	$4,978
2010	—	4,939
2011	—	4,877
2012	—	4,724
2013	—	4,340
Thereafter	—	20,915

Total minimum lease payments	1,021	$44,773

Less amount representing interest	(44)

Present value of net minimum lease payments	977
Less current portion	(977)

Capital lease obligations, long-term	$—

Total rent expense was $4.0 million, $2.4 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In December 2008, the Company agreed with a landlord for the early termination of its Seattle office lease. In connection with this termination, the Company paid $97,000. This amount is included in expenses from operations for the year ended December 31, 2008. In September 2008, the Company agreed with a landlord for the early termination of the acquired M:Metrics San Francisco office lease. In connection with this termination, the Company paid $165,000. This amount is included in expenses from operations for the year ended December 31, 2008

In June 2008, the Company entered into a ten year lease with a new landlord for approximately 16,674 square feet of new office space for its San Francisco office. The base rent in the first year is approximately $676,000 and escalates 3% per annum over the lease term. The Company consolidated the comScore and M:Metrics San Francisco offices and moved into this new integrated office in September 2008. In connection with this lease, the Company recorded $1.5 million of deferred rent and capitalized assets as a result of landlord allowances. The deferred rent will be applied to rent expense recognized by the Company over the lease term.

In December 2007, the Company entered into a ten year lease with a new landlord for approximately 62,000 square feet of new office space for its corporate headquarters. The Company moved its corporate headquarters in June 2008. In connection with this lease, the Company recorded $5.3 million of deferred rent and capitalized assets as a result of landlord allowances and abatements. The deferred rent will be applied to rent expense recognized by the Company over the lease term.

In August 2007, the Company entered into a ten year lease with a new landlord for approximately 28,000 square feet of new office space for its Chicago office. The Company moved its Chicago office in March 2008. In connection with this lease, the Company recorded $2.5 million of deferred rent and capitalized assets as a result of landlord allowances and abatements. The deferred rent will be applied to rent expense recognized by the Company over the lease term.

During August 2007, the Company paid the $582,000 principal balance of certain capital lease obligations resulting in the termination of those lease agreements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

On March 6, 2008, the Company opened a $5.0 revolving line of credit with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit includes no restrictive financial covenants. On February 27, 2009, the line of credit was extended through April 6, 2009. As of December 31, 2008, no amounts were borrowed against the line of credit and $4.4 million of letters of credit were outstanding, leaving $600,000 available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement. During the year ended December 31, 2008, one letter of credit was reduced by approximately $90,000. As of December 31, 2007, certain letters of credit were collateralized by $1.4 million in certificates of deposit which were included in Restricted Cash in the Consolidated Balance Sheets. During the year ended December 31, 2008, the security deposits were collateralized by the line of credit, reducing availability under the facility, and the restrictions were removed from the $1.4 million of certificates of deposit, which were reclassified to cash and cash equivalents.

The Company has no asserted claims as of December 31, 2008, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

9.	Income Taxes

The components of pretax income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Domestic	$10,906	$11,450	$6,190
Foreign	(615)	344	(471)

	$10,291	$11,794	$5,719

Income tax benefit (expense) is comprised of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$(285)	$(197)	$(147)
State	(74)	(11)	—
Foreign	(127)	(412)	—

Total	(486)	(620)	(147)
Deferred:
Federal	13,109	6,833	—
State	1,671	1,112	—
Foreign	601	197	97

Total	15,381	8,142	97

Income tax benefit (expense)	$14,895	$7,522	$(50)

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,
	2008	2007	2006

Statutory federal tax rate	35.0%	35.0%	34.0%
Nondeductible items	4.5	6.6	3.4
State tax rate, net of federal benefit	4.4	6.5	5.6
Foreign rate differences	1.9	(0.3)	(0.2)
Change in tax rates	6.3	—	—
Change in valuation allowance	(196.8)	(111.6)	(41.9)

Effective tax rate	(144.7)%	(63.8)%	0.9%

The Company recognized an income tax benefit of approximately $14.9 million during the year ended December 31, 2008, primarily due to the recording of a reduction in the deferred tax asset valuation allowance of approximately $20.4 million, which was offset by a current tax expense of $486,000 related to federal alternative minimum tax expense and state foreign income taxes and a deferred tax expense of approximately $5.0 million related to the utilization of deferred tax assets during the year.

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

	December 31
	2008	2007
	(In thousands)

Deferred tax asset:
Net operating loss	$27,075	$26,466
Tax credits	973	344
Accrued vacation and bonus	233	126
Deferred revenues	—	177
Acquired intangibles	—	880
Depreciation	708	363
Deferred compensation	1,689	779
Deferred rent	340	59
Other	1,891	154

Total deferred tax assets	32,909	29,348
Deferred tax liabilities:
Acquired intangibles	(3,038)	—
Less valuation allowance	(2,831)	(21,284)

Net deferred tax asset	$27,040	$8,064

As of December 31, 2008 and 2007, the Company had valuation allowances of $2.8 million and $21.3 million, respectively, against certain deferred tax assets, which consisted principally of net operating loss carryforwards.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, the Company considers the timeframe over which it would take to utilize the deferred tax assets prior to their expiration.

As of December 31, 2007, the Company concluded that it was more likely than not that a portion of its U.S. deferred tax assets would be realized in subsequent years and that a reduction of its valuation allowance was necessary. Considering the relatively limited history of profitability and the fact that the online marketing industry is a young and developing industry, the Company concluded that it was appropriate to consider future taxable income for a limited period of one year into the future. As a result, the Company recorded a reduction in the deferred tax asset valuation allowance of approximately $8.1 million.

As of December 31, 2008, the Company concluded that it was more likely than not that a substantial portion of its U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a further reduction of its valuation allowance was necessary. In making that determination, the Company considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, the Company recorded a reduction in the deferred tax asset valuation allowance of approximately $20.4 million.

The remaining valuation allowance as of December 31, 2008 of $2.8 million relates to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary and the deferred tax asset related to the impairment recognized on auction rate securities. To the extent that the Company determines that the remaining valuation allowance is no longer necessary, the Company expects to recognize an income tax benefit in the period such determination is made. The further reduction of the valuation allowance could have a material impact on the Company’s results of operations.

The following is a summary of activities in the deferred tax asset valuation allowance for the fiscal years indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Deferred Tax Valuation Allowance
Beginning Balance	$(21,284)	$(33,746)	$(36,139)
Additions	(1,964)	(393)	—
Reductions	20,417	12,855	2,393

Ending Balance	$(2,831)	$(21,284)	$(33,746)

As of December 31, 2008, the Company had both federal and state net operating loss carryforwards for tax purposes of approximately $64.6 million and $34.7 million respectively (excluding windfall benefits from stock option exercises). As of December 31, 2007, the Company had both federal and state net operative loss carryforwards for tax purposes of approximately $67.8 million and $48.1 million, respectively (excluding windfall benefits from stock option exercises). These net operating loss carryforwards begin to expire in 2021 for federal and begin to expire in 2014 for state income tax reporting purposes. In addition, at December 31, 2008 the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $9.7 million, which begins to expire in 2014.

The exercise of stock options during 2008 and 2007 generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123R, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of December 31, 2008, the cumulative amount of net operating losses related to such option exercises was $9.1 million

Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. A portion of the Company’s M:Metrics net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. Additionally, despite the net operating loss carryforward, the Company may have a future tax liability due to alternative minimum tax, foreign tax or state tax requirements.

The Company intends to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2008, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $1.5 million.

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. At December 31, 2008 and December 31, 2007, the Company had unrecognized tax benefits of $240,000 and $71,000, respectively, all of which could affect the Company’s tax rate if recognized. The net increase in the liability for unrecognized income tax benefits since the date of adoption resulted from the following:

	December 31,
	2008	2007
	(In thousands)

Unrecognized tax benefits beginning balance	$71	$—
Increase related to tax positions of prior years	169	71

Unrecognized tax benefits ending balance	$240	$71

The Company or one of its subsidiaries files income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2004, although carryforward tax attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Upon the occurrence of a Liquidation Event, defined as a consolidation, merger, or sale of the Company, Management was entitled to receive the first 10% of any liquidation proceeds pursuant to an Incentive Plan (see Note 13). The distributions of such proceeds were to be to the Incentive Plan participants (senior management and Company’s founders) based on both their respective equity ownership in the Company and a variable percentage which was subject to Board approval.

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

All classes of preferred stock were redeemable by the holder on or after August 1, 2008. Series E ranked senior to all other classes of stock and may have been redeemed at 1.63 times its original purchase price plus all declared but unpaid dividends. The aggregate redemption value for the Series A-D shares was equal to the Cap Amount. In the event that any series of preferred stock was converted into common stock prior to redemption, the aggregate redemption value of the remaining series of preferred stock remained equal to the Cap Amount. The redemption value for the Series A-D shares was equal to the liquidation preference in effect on the redemption date for each series of preferred stock as adjusted by a formula set forth in the prior certificate of incorporation. Upon the initiation of the Cap Amount, the carrying values of Series A, Series B, Series C and Series C-1 were in excess of

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their individual redemption values. The carrying value of Series D was below its individual redemption value. The differences between the carrying value of each series of preferred stock and its respective redemption value (as adjusted for the Cap Amount for Series A-D) was being accreted as preferred stock dividends using the interest method over the period to the redemption date. Such accretion amounted to $1.8 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively.

In connection with the closing of the Company’s IPO on July 2, 2007, all outstanding shares of convertible preferred stock were converted into 17,257,362 shares of common stock.

11.	Convertible Preferred Stock Warrants

In prior years, the Company issued fully vested warrants to purchase 97,324 shares of preferred stock in connection with a master lease and various equipment lease agreements. The exercise prices of the warrants range from $2.50 to $24.50 per share and the warrants expire 10 years from the date of issue. The Company recorded the fair value of the warrants totaling $383,000 as deferred financing costs with an offset to warrants to purchase redeemable preferred stock. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The deferred financing costs were being amortized to interest expense over the respective agreement on a straight line basis. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $0, $7,000 and $33,000 in interest expense.

In accordance with FSP 150-5, the Company adjusted the warrants to fair value at each reporting date. Upon the completion of the IPO, which closed on July 2, 2007, liabilities of $2.2 million were reclassified to stockholders’ equity (see Note 1).

To reflect the increase in fair value of the preferred stock warrants during the years ended December 31, 2007 and 2006, the Company recorded charges of $1.2 million and $224,000, respectively.

12.	Common Stock Subject to Put

In prior years, the Company issued 347,635 shares of Common Stock Subject to Put. The carrying value of the Common Stock Subject to the Put right was accreted to the put obligation over the three year term using the effective interest rate method. For the years ended December 31, 2007 and 2006, the Company accreted a total of$103,000 and $141,000, respectively. During April 2008, the put right associated with 135,635 shares expired unexercised and the carrying value of the shares of $1.8 million was reclassified to common stock and additional paid in capital. During October 2007, the put right associated with 212,000 shares expired unexercised and the carrying value of the shares of $2.7 million was reclassified to common stock and additional paid-in capital.

13.	Stockholders’ Equity

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s IPO on June 26, 2007, eligible employees and non-employees were granted options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder. The Plans provide for the issuance of a maximum of 5.4 million shares of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, generally

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratably over a four-year period. The options expire 10 years from the date of the grant. Effective January 1, 2008, the shares available for grant increased 1,118,422 pursuant to the automatic share reserve increase provision under the Plans. As of December 31, 2008, 2,309,667 shares were available for grant under the 2007 Plan.

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

The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2008, and a discussion of the Company’s assumptions:

	Year Ended December 31,
	2008	2006

Dividend yield	0.00%	0.00%
Expected volatility	60.00%	63.37%
Risk-free interest rate	2.93%	4.76%
Expected life of options (in years)	4.00	6.02

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

The weighted average grant date fair value of options granted during the year ended December 31, 2008 and 2006 was $19.34 and $4.30, no options were granted during the year ended December 31, 2007. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $817,000, $302,000 and $178,000, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Plans is presented below:

	Number of	Weighted-Average
	Shares	Exercise Price

Options outstanding at December 31, 2005	3,372,963	$1.15
Options granted	342,710	7.25
Options exercised	652,677	0.35
Options forfeited	301,855	2.25
Options expired	37,201	2.80

Options outstanding at December 31, 2006	2,723,940	2.00
Options granted	—	—
Options exercised	580,727	1.50
Options forfeited	95,133	4.27
Options expired	8,646	4.21

Options outstanding at December 31, 2007	2,039,434	2.01
Options granted	51,908	6.24
Options exercised	611,733	1.60
Options forfeited	24,589	5.63
Options expired	1,650	9.55

Options outstanding at December 31, 2008	1,453,370	$2.26

Options exercisable at December 31, 2008	1,255,105	$1.62

The following table summarizes information about options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
			Remaining		Weighted	Remaining
		Weighted	Contractual		Average	Contractual
	Options	Average	Life	Options	Exercise	Life
Range of Exercise Prices	Outstanding	Exercise Price	(Years)	Exercisable	Price	(Years)

$0.00 — $3.67	991,884	$0.54	5.11	984,580	$0.53	5.10
$3.68 — $7.34	265,087	$4.42	7.03	179,460	$4.42	6.91
$7.35 — $13.66	196,399	$8.06	7.62	91,065	$7.93	7.45

	1,453,370	$2.26	5.79	1,255,105	$1.62	5.52

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $10.2 million, $8.7 million and $3.7 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2008 was $15.2 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2008 was $14.0 million. The weighted average remaining contractual life for all options outstanding and all options exercisable under the Company’s stock plans as of December 31, 2008 was 5.79 years and 5.52 years, respectively. As of December 31, 2008, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $899,000, which the Company expects to recognize over a weighted average period of approximately 0.93 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. During the year ended December 31, 2008, 75,392 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of December 31, 2008 is presented as follows:

			Total of Shares	Weighted
		Restricted	Number	Average
	Restricted	Stock	Underlying	Grant-Date Fair
Nonvested Stock Awards	Stock	Units	Awards	Value

Nonvested at December 31, 2006	—	—	—	—
Granted	798,132	65,027	863,159	$14.04
Vested	249	—	249	11.45
Forfeited	26,100	1,300	27,400	13.08

Nonvested at December 31, 2007	771,783	63,727	835,510	$14.08
Granted	540,667	63,794	604,461	23.46
Vested	193,957	17,241	211,198	14.24
Forfeited	75,392	13,607	88,999	20.36

Nonvested at December 31, 2008	1,043,101	96,673	1,139,774	$18.53

The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2008 was $14.5 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2007 was 2.7 years.

We granted nonvested stock awards at no cost to recipients during the years ended December 31, 2008 and 2007. As of December 31, 2008, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $16.8 million, which the Company expects to recognize over a weighted average period of approximately 1.93 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Of the 211,198 shares of the Company’s restricted stock and restricted stock units vesting during the year ended December 31, 2008, the Company repurchased 64,326 shares at an aggregate purchase price of approximately $1.3 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.

Common Stock Warrants

In prior years, the Company had granted an aggregate of 403,368 warrants to purchase common stock. The common stock warrants began to expire in February 2006 through to April 2015 with exercise prices ranging from $3.00 to $24.50. As of December 31, 2008, warrants to purchase 26,375 shares of common stock were outstanding. As of December 31, 2007, warrants to purchase 30,395 shares of common stock were outstanding.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Issuance

At December 31, 2008, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under 2007 Equity Incentive Plan	2,309,667
Common stock available for outstanding options and unvested restricted stock units	1,550,043
Common stock warrants	26,375

3,886,085

14.	Employee Benefit Plans

The Company has a 401(k) Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company made $366,000, $343,000 and $221,000 in contributions to the 401(k) Plan for the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2009, the Company suspended the employer match and does not anticipate making any employer contributions during 2009.

15.	Related Party Transactions

During December 2007, the Company entered into a services agreement with an aggregated value of approximately $150,000 with a third party for which the Chairman of the Board of the Company is also a member of the third party’s board of directors. As of December 31, 2007, no services were provided and no amounts were payable to the third party. In 2008, this third party provided services with an aggregated value of $202,000. This amount was paid by the Company during 2008. As of December 31, 2008, no amounts were payable to the third party.

On August 1, 2003, the Company entered into a Licensing and Services Agreement with a counterparty that until November 27, 2006 was a stockholder of the Company. Pursuant to the terms of the Licensing and Services Agreement, the Company granted the counterparty a license to certain digital marketing intelligence data and products. In 2008 the Company recognized revenues of $2.5 million, and in both 2007 and 2006 the Company recognized revenues of $3.7 million in each year. In relation to this counterparty, there were no amounts included in our accounts receivable balance as of December 31, 2008 and 2007.

16.	Geographic Information

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$100,895	$77,029	$60,550
Canada	5,827	4,674	3,150
United Kingdom/Other	10,649	5,450	2,593

Total Revenues	$117,371	$87,153	$66,293

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2008	2007
	(In thousands)

United States	$17,468	$6,527
Canada	66	183
United Kingdom	163	157

Total	$17,697	$6,867

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (Unaudited)

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except share and per share data)

Revenues	$31,590	$30,661	$28,750	$26,370	$25,274	$22,389	$20,809	$18,681

Cost of revenues(1)	10,276	9,412	7,857	7,017	6,528	5,942	6,000	5,388
Selling and marketing(1)	10,281	10,659	9,516	8,945	8,135	7,390	6,683	6,451
Research and development(1)	3,994	4,131	3,637	3,070	3,026	3,018	2,813	2,556
General and administrative(1)	4,189	4,266	4,444	3,886	3,605	3,059	2,428	2,507
Amortization	329	346	122	7	169	211	293	293

Total expenses from operations	29,069	28,814	25,576	22,925	21,463	19,620	18,217	17,195

Income from operations	2,521	1,847	3,174	3,445	3,811	2,769	2,592	1,486
Interest income, net	322	267	492	819	1,206	1,180	144	97
(Loss) gain from foreign currency	(302)	123	(87)	(55)	25	(111)	(202)	(8)
Impairment of marketable securities	(1,398)	(455)	(386)	—	—	—	—	—
Other	(37)	—	—	—	—	—	—	—
Revaluation of preferred stock warrant liabilities	—	—	—	—	—	82	(1,288)	11

Income before income taxes	1,106	1,782	3,193	4,209	5,042	3,920	1,246	1,586
Benefit (provision) for income taxes	19,263	(1,207)	(1,483)	(1,678)	7,703	(129)	(6)	(46)

Net income	20,369	575	1,710	2,531	12,745	3,791	1,240	1,540
Accretion of redeemable preferred stock	—	—	—	—	—	(21)	(923)	(885)

Net income attributable to common stockholders	$20,369	$575	$1,710	$2,531	$12,745	$3,770	$317	$655

Net income attributable to common stockholders:	$20,369	$575	$1,710	$2,531	$12,732	$3,748	$282	$622
Basic	$0.70	$0.02	$0.06	$0.09	$0.45	$0.13	$0.00	$0.00
Diluted	$0.67	$0.02	$0.06	$0.08	$0.42	$0.12	$0.00	$0.00
Weighted-average number of shares used in per share calculation — common stock
Basic	29,032,423	28,878,494	28,651,067	28,200,934	27,795,936	27,248,379	4,933,081	4,196,736
Diluted	30,271,520	30,389,519	30,269,947	29,998,490	29,859,926	29,545,321	4,933,081	4,196,736
Net income attributable to common stockholders per common share subject to put:
Basic	$—	$—	$0.06	$0.09	$0.53	$0.19	$0.10	$0.09
Diluted	$—	$—	$0.06	$0.08	$0.50	$0.18	$0.10	$0.09
Weighted-average number of shares used in per share calculation — common stock subject to put
Basic	—	—	2,981	135,635	193,244	347,635	347,635	347,635
Diluted	—	—	2,981	135,635	193,244	347,635	347,635	347,635

1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Cost of revenues	$251	$265	$204	$141	$134	$76	$60	$9
Selling and marketing	788	797	605	421	500	298	172	39
Research and development	199	225	168	114	117	67	53	8
General and administrative	599	617	613	467	440	264	186	51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective at December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, which audits our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting included at the end of this section.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited comScore, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). comScore, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, comScore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of comScore, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of comScore, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 13, 2009

ITEM 9B.	OTHER INFORMATION

On March 10, 2009, the Compensation Committee of our Board of Directors approved a policy authorizing annual bonuses based on executive performance during our 2009 fiscal year. A summary of this policy is filed with this report as Exhibit 10.22 and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2008:

Number of
Securities
		Weighted-	Remaining Available
	Number of	Average	for Future Issuance
	Securities to be	Exercise	Under Equity
	Issued Upon	Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding	Options,	Securities
	Options, Warrants	Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,550,043	$2.26	2,309,667	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,550,043	$2.26	2,309,667

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

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

(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.		Exhibit Document

2	.1(2)	Agreement and Plan of Merger, dated May 28, 2008, amount comScore, Inc., OpinionCounts, Inc., M:Metrics, Inc. and Randolph L. Austin, Jr., as Stockholder Representative. (Exhibit 2.1)*
3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3	.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
4	.1(1)	Specimen Common Stock Certificate (Exhibit 4.1)
4	.2(1)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)
4	.3(1)	Amendment, Waiver and Termination Agreement by and among comScore, Inc. and certain holders of preferred stock, dated June 8, 2007 (Exhibit 10.20)
4	.4(1)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)
4	.5(1)	Stock Restriction and Put Right Agreement by and among comScore Networks, Inc., 954253 Ontario, Inc. and Rice and Associates Advertising Consultants, Inc., dated January 1, 2005 (Exhibit 4.16)
10	.1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10	.2(3)	1999 Stock Plan (Exhibit 4.2)
10	.3(1)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)
10	.4(1)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)
10	.5(1)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)
10	.6(3)	2007 Equity Incentive Plan (Exhibit 4.3)
10	.7(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)
10	.8(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)
10	.9(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)
10	.10(1)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)
10	.11(1)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)
10	.12(1)	Lease Agreement by and between comScore Networks, Inc. and Comstock Partners, L.C., dated June 23, 2003, as amended (Exhibit 10.12)
10	.13(1)	Separation Agreement with Sheri L. Huston, dated February 28, 2006 (Exhibit 10.13)
10	.14(1)	Letter Agreement with John M. Green, dated May 8, 2006 (Exhibit 10.14)
10	.15(1)	Letter Agreement with Gregory Dale, dated September 27, 1999 (Exhibit 10.15)
10	.16(1)	Letter Agreement with Christiana Lin, dated December 29, 2003 (Exhibit 10.16)
10	.17(1)	Letter Agreement by and between comScore, Inc. and 11465 SH I, LC, dated June 4, 2007 (Exhibit 10.19)
10	.18(1)	Letter Agreement by and between comScore, Inc. and Citadel Equity Fund Ltd. dated May 25, 2007 (Exhibit 10.21)
10	.19†(1)	Licensing and Services Agreement, as amended, by and between Citadel Investment Group, L.L.C. and comScore Networks, Inc., dated August 1, 2003 (Exhibit 10.22)
10	.20(4)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)
10	.21(5)	Summary of 2008 Executive Compensation Bonus Policy
10.22		Summary of 2009 Executive Compensation Bonus Policy
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young
24.1		Power of Attorney (see signature page)

Exhibit No.	Exhibit Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 28, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham, Ph.D.
Magid M. Abraham, Ph.D.
President, Chief Executive
Officer and Director

March 16, 2009

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

Signature	Title	Date

/s/ Magid M. Abraham, Ph.D. Magid M. Abraham, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ John M. Green John M. Green	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Gian M. Fulgoni Gian M. Fulgoni	Executive Chairman of the Board of Directors	March 16, 2009

/s/ Jeffrey Ganek Jeffrey Ganek	Director	March 16, 2009

/s/ Bruce Golden Bruce Golden	Director	March 16, 2009

/s/ William J. Henderson William J. Henderson	Director	March 16, 2009

Signature	Title	Date

/s/ William Katz William Katz	Director	March 16, 2009

/s/ Ronald J. Korn Ronald J. Korn	Director	March 16, 2009

/s/ Jarl Mohn Jarl Mohn	Director	March 16, 2009