Form 10-K/A
period 2008-12-31
COMSCORE, INC.
filed 2009-04-30
CIK 1158172

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

(703) 438-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $416,850,698 (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 15, 2009, there were 29,859,592 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc’s Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission, or SEC, on March 16, 2009 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2008, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

COMSCORE, INC.

AMENDMENT NO. 1
to
ANNUAL REPORT ON FORM 10-K/A
FOR THE PERIOD ENDED DECEMBER 31, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our executive officers and directors as of April 30, 2009:

Name	Age	Position

Magid M. Abraham, Ph.D.	51	President, Chief Executive Officer and Director
Gian M. Fulgoni	61	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	56	Chief Financial Officer*
Gregory T. Dale	39	Chief Technology Officer
Christiana L. Lin	39	General Counsel and Chief Privacy Officer
Jeffrey Ganek(1)	56	Director
Bruce Golden(2)	50	Director
William J. Henderson(1)(3)	53	Director
William Katz(2)(3)	54	Director
Ronald J. Korn(1)	69	Director
Jarl Mohn(2)(3)	57	Director

*
John M. Green served as our Chief Financial Officer from May 2006 until Mr. Tarpey began as our Chief Financial Officer on April 20, 2009. As disclosed in our Current Report on Form 8-K filed on April 20, 2009 with the SEC, Mr. Green changed positions to become our Executive Vice President of Human Capital upon the appointment of Mr. Tarpey.

(1)	Member of audit committee

(2)	Member of nominating and governance committee

(3)	Member of compensation committee

Magid M. Abraham, Ph.D., one of our co-founders, has served as President, Chief Executive Officer and Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Since January 2008, Dr. Abraham has also been a member of the board of directors of Milo.com, a startup company. In 2008, Mr. Abraham was inducted into the Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year in the Washington DC area. Dr. Abraham received the Paul Green Award in 1996 and the William F. O’Dell Award in 2000 from the American Marketing Association for a 1995 article that he co-authored in the Journal of Marketing Research. He received a Ph.D. in Operations Research and an M.B.A. from the Massachusetts Institute of Technology. He also holds an Engineering degree from the École Polytechnique in France.

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

Kenneth J. Tarpey has served as Chief Financial Officer since April 20, 2009. Prior to joining comScore, Mr. Tarpey was Executive Vice President, Chief Financial Officer and Chief Operating Officer of Objectvideo, Inc., a Reston, Virginia-based provider of video surveillance software, from 2003 until April 2009. From 2002 until 2003, Mr. Tarpey was Senior Vice President, Chief Financial Officer and Treasurer of Ai Metrix, Inc., a Herndon, Virginia-based provider of network optimization software. From 1997 until 2001, Mr. Tarpey was Executive Vice President and Chief Financial Officer of Proxicom, a NASDAQ-listed Internet business consulting and development company. Mr. Tarpey holds an M.B.A. from Babson College and a B.A. from College of the Holy Cross.

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

Jeffrey Ganek has served as a director since May 2008. Since December 1999, Mr. Ganek has also served as chairman of the board of directors and chief executive officer of NeuStar, Inc. From December 1995 to December 1999, Mr. Ganek was Senior Vice President and Managing Director of Communications Industry Services at Lockheed Martin, an advanced technology company. The Communications Industry Services group of Lockheed Martin was acquired from Lockheed Martin in 1999 to form NeuStar, which provides clearinghouse services to the telecommunications industry. From 1993 to 1995, he was Vice President — Asia Operations for Global TeleSystems Group, a communications service provider in Europe and Asia. From 1991 to 1993, Mr. Ganek was Vice President of Marketing at GTE Spacenet, a satellite communications service provider. From 1985 to 1991, he was Director of Marketing and Corporate Development at MCI Communications Corporation, a telecommunications company. From 1976 to 1985, he held management positions at AT&T, a telecommunications company, in Corporate Development, Marketing and Finance. Mr. Ganek holds an M.S. in Public Policy and Management and a B.S. in Economics from Carnegie-Mellon University.

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

William Katz has served as a director since June 2008. Since June 2004, Mr. Katz has also served as the chairman of the board of directors of Visible World Inc., a privately-held multimedia marketing services provider. From 1996 to 2004, Mr. Katz served as President and Chief Executive Officer of BBDO New York, the flagship office of BBDO Worldwide, the world’s third largest global agency network. Mr. Katz also currently serves on the board of directors of Papaya King, a privately-held restaurant chain. Mr. Katz holds a B.A. in Business and Psychology from American University.

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

Jarl Mohn, also known as Lee Masters from his radio career, has served as a director since June 2008. Mr. Mohn has also served on the board of directors of Scripps Network Interactive since June 2008. From December 2003 until July 2008, Mr. Mohn served on the board of directors of CNET Networks, Inc., where he also served as non-executive chairman from October 2006 to July 2008. Mr. Mohn also previously served on the boards of directors of XM Satellite Radio, Inc. from May 2004 to July 2008 and the E.W. Scripps Company from 2002 until 2008. Mr. Mohn was the founding President of Liberty Digital Inc., a publicly traded subsidiary of Liberty Media Group involved in interactive television, cable television networks and Internet enterprises, and served as its Chief Executive Officer from June 1999 to March 2002. Prior to founding Liberty Digital, he was President and Chief Executive Officer of E! Entertainment Television. From 1986 to 1989, Mr. Mohn was Executive Vice President and General Manager of MTV and VH1. His professional career also includes twenty years in radio. Mr. Mohn attended Temple University, where he studied Mathematics and Philosophy.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain of our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Such executive officers, directors and greater than 10% holders are required to furnish us with copies of all of these forms that they file. Certain employees of our company hold a power of attorney to enable such individuals to file ownership and change in ownership forms on behalf of certain of our executive officers and directors.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2008, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met, except that the following reports, although filed, were not filed timely:

Name of Filer	Form	Date Filed	Description

Magid M. Abraham	4	March 4, 2008	Late filing for grant of restricted stock on February 18, 2008.
	4/A	March 27, 2008	Amendment to correct clerical error regarding total shares held in original filing on February 19, 2008.
	4/A	March 27, 2008	Amendment to correct clerical error regarding total shares held in original filing on March 3, 2008.
	4/A	August 25, 2008	Amendment to clarify sale transaction reported on August 13, 2008 was made pursuant to a Rule 10b5-1 Plan.
	4/A	January 29, 2009	Amendment to correct clerical error in filing dated November 7, 2008 regarding nature of beneficial ownership of shares indirectly controlled by Dr. Abraham.

Name of Filer	Form	Date Filed	Description

Gregory T. Dale	4	March 4, 2008	Late filing for grant of restricted stock on February 18, 2008.
	4/A	March 4, 2008	Amendment to clarify sale transaction filed on January 12, 2008 was made pursuant to a Rule 10b5-1 Plan.
	4/A	March 4, 2008	Amendment to clarify sale transaction filed on February 19, 2008 was made pursuant to a Rule 10b5-1 Plan.
	4/A	March 4, 2008	Amendment to clarify sale transaction filed on February 25, 2008 was made pursuant to a Rule 10b5-1 Plan.
Gian M. Fulgoni	4	March 4, 2008	Late filing for grant of restricted stock on February 18, 2008.
Jeffrey Ganek	4/A	March 24, 2009	Amendment to correct clerical error in filing dated June 16, 2008 regarding acquisition price for award of restricted stock.
Bruce Golden	4	June 16, 2008	Late filing for grant of restricted stock on June 4, 2008.
	4/A	March 24, 2009	Amendment to correct clerical error in filing dated June 16, 2008 regarding acquisition price for award of restricted stock.
John M. Green	4	March 4, 2008	Late filing for grant of restricted stock on February 18, 2008.
William J. Henderson	4	June 16, 2008	Late filing for grant of restricted stock on June 4, 2008.
	4/A	March 24, 2009	Amendment to correct clerical error in filing dated June 16, 2008 regarding acquisition price for award of restricted stock.
William Katz	4	June 16, 2008	Late filing for grant of restricted stock on June 4, 2008.
	4/A	March 24, 2009	Amendment to correct clerical error in filing dated June 16, 2008 regarding acquisition price for award of restricted stock.
Ronald J. Korn	4	June 16, 2008	Late filing for grant of restricted stock on June 4, 2008.
	4/A	March 24, 2009	Amendment to correct clerical error in filing dated June 16, 2008 regarding acquisition price for award of restricted stock.
Christiana L. Lin	4	March 4, 2008	Late filing for grant of restricted stock on February 18, 2008.
Jarl Mohn	4	June 16, 2008	Late filing for grant of restricted stock on June 4, 2008.

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

DIRECTOR NOMINATIONS

Our board of directors has set July 29, 2009 as the date of our 2009 annual meeting of stockholders. We will send a definitive proxy statement to our stockholders of record for such meeting. That proxy statement will contain important information about the meeting and the matters to be considered, and we urge our stockholders to read it when it becomes available. The meeting site and time will be communicated to shareholders in the proxy materials distributed for the annual meeting.

The date of our 2009 annual meeting of stockholders will take place more than thirty (30) days after the anniversary date of our 2008 annual meeting of stockholders. Therefore, the deadline for submitting a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, to be considered for inclusion in the Company’s proxy statement for the annual meeting and for submitting a “timely” proposal for purposes of Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, is May 10, 2009. In order for a proposal to be considered timely, it must be submitted in writing and received by us on or prior to such date at our principal executive offices at 11950 Democracy Drive, Suite 600, Reston, Virginia 20190. Proposals should be directed to the attention of our Corporate Secretary.

Other than the foregoing, there have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2008 annual meeting of stockholders.

AUDIT COMMITTEE

We have a separately-designated audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

The audit committee of our board of directors recommends the appointment of our independent registered public accountant, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountant, including the results and scope of their audit. The audit committee met fourteen times (including telephonic meetings) during 2008.

The audit committee is currently comprised of Ronald J. Korn (chair), William J. Henderson and Jeffrey Ganek, each of whom is independent within the meaning of the requirements of the Sarbanes-Oxley Act of 2002 and applicable SEC and NASDAQ rules. Ronald J. Korn is chairman of our audit committee as well as our audit committee financial expert, as currently defined under the SEC rules implementing the Sarbanes-Oxley Act of 2002. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, The NASDAQ Global Market, and SEC rules and regulations.

The audit committee operates under a written charter adopted by the board of directors, a copy of which is available under the “Investor Relations” section of our website, http://www.comscore.com.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2008 are Magid M. Abraham, John M. Green, Gian M. Fulgoni, Gregory T. Dale and Christiana L. Lin. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Our Philosophy

The objective of our compensation programs for employees is to attract and retain top talent. Our compensation plans are designed to motivate and reward employees for achievement of positive business results and also to promote and enforce accountability. In determining the compensation arrangement of our senior executives, we are guided by the following key principles:

•	Attract and Retain Top Talent. Our compensation arrangements should be sufficient to allow us to attract, retain and motivate executives with the necessary skills and talent to successfully manage our business. In order to attract, motivate and retain such executives, we seek to compensate our executives at levels of at least the 50th percentile of our identified peer group, with opportunities to reward stronger performers at levels as much as the 75th percentile of that peer group.

•	Promote Business Performance Accountability. Compensation should be tied, in part, to the performance of the portion of the business for which an executive is responsible and how that executive’s business unit or area performs and contributes to the overall financial performance of our business.

•	Promote Individual Performance Accountability. Compensation should be tied, in part, to the individual executive’s performance to encourage and reflect individual contributions to our performance. Our board of directors considers both qualitative and quantitative factors as measures of individual performance and weights these factors as appropriate in assessing a particular individual’s performance.

•	Align Stockholder Interests. Compensation should be tied, in part, to our financial performance through equity awards, which help to align our executives’ interests with those of our stockholders.

•	Maintain an Independent Process. Compensation should be assessed with independence and objectivity to protect the interests of our business and our stockholders while also providing fair compensation to our executives. An independent compensation committee of our board of directors should be, and is, responsible for reviewing and establishing the compensation for our Chief Executive Officer and Executive Chairman, and for reviewing and approving the compensation recommendations made by our Chief Executive Officer for all of our other named executive officers.

Application of our Philosophy

We believe that our executive compensation and benefit program balances short-term and long-term components, cash and equity elements, and fixed and contingent payments. We apply our compensation philosophy using both quantitative and qualitative standards to incentivize our senior management and reward them for achieving the following goals:

•	develop a culture that embodies a passion for our business and a drive to achieve and exceed established goals and objectives;

•	provide leadership to the organization in such a way as to maximize the results of our business operations;

•	lead us by demonstrating forward thinking in the operation, development and expansion of our business; and

•	effectively manage organizational resources to derive the greatest value possible from each dollar invested.

Our executive compensation structure aims not only to compensate top talent at levels that we believe are at the 50th percentile or greater of an identified peer group, but also to be fair relative to compensation paid to other professionals within our organization, relative to our short- and long-term performance results and relative to the value we deliver to our stockholders. We seek to maintain a performance-oriented culture with a compensation approach that rewards our executive officers when we achieve and exceed our goals and objectives, while putting at risk an appropriate portion of their compensation against the possibility that our goals and objectives may not be achieved. Overall, our approach is designed to relate the compensation of our executive officers to the following: the achievement of short- and long-term goals and objectives; their willingness to challenge and improve existing policies and structures; and their capability to take advantage of unique opportunities and overcome difficult challenges within our business.

Role of Our Compensation Committee

Our compensation committee approves, administers and interprets our executive compensation and benefit policies, including our 1999 Stock Plan, our 2007 Equity Incentive Plan and our compensation, incentives and benefits programs. Our compensation committee is appointed by our board of directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and “independent directors” under the listing standards of the NASDAQ Stock Market. Our compensation committee is comprised of Messrs. Henderson, Katz and Mohn, and is chaired by Mr. Henderson.

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

Our compensation committee has taken the following steps to ensure that our executive compensation and benefit program is consistent with both our compensation philosophy and our corporate governance guidelines:

•	regularly reviewed the performance of and the total compensation earned by or awarded to our Chief Executive Officer and Executive Chairman independent of input from them;

•	examined on an annual basis the performance of our other named executive officers and other key employees with assistance from our Chief Executive Officer and Executive Chairman and approved compensation packages that are believed to be consistent with or more attractive than those generally found in the executive’s marketplace;

•	regularly held executive sessions of compensation committee meetings without management present; and

•	engaged an outside compensation consultant beginning in mid-2007 to review our executive compensation practices and provide comparison to other opportunities in the marketplaces for our executives in connection with setting compensation for our 2008 and 2009 bonus target levels and 2008 and 2009 fiscal year base salaries and equity-award levels.

Utilization of Outside Compensation Consultants

Prior to our initial public offering in 2007, our compensation committee had not previously conducted formal surveys or analyses of compensation levels in various marketplaces or engaged compensation consultants to do so on our behalf. However, beginning in mid-2007, in addition to utilizing the collective experience and knowledge of our board of directors and executive management, as well as informal reviews of compensation information gained through marketplace contacts and service providers, our compensation committee selected and directly engaged the services of an independent executive compensation consulting firm, Towers Perrin. No member of the compensation committee or any named executive officer has any affiliation with Towers Perrin. Towers Perrin has not performed any other work for us, and it has reported directly to the chairman of the compensation committee.

December 2007 Review of Executive Compensation

In December 2007 and in response to a request from the compensation committee, Towers Perrin provided a report to the compensation committee with input on a range of external market factors, including evolving executive compensation trends. Towers Perrin also provided general observations on our executive compensation programs, and it provided recommendations as to the amount or form of compensation for our named executive officers.

Based on the collective inputs from Towers Perrin, management, and the experience of the members of our board of directors and compensation committee, in December 2007 our compensation committee set our executives’ base salaries, target annual bonus levels and long-term incentive award values for our 2008 fiscal year. Our compensation committee set these components of executive compensation at target levels to fall within the 50th percentile range of an identified peer group in each of the following categories that make up our total compensation: executive base salary, target annual bonus levels and long-term incentive awards. This compensation philosophy was also intended to retain the flexibility of allowing potential cash compensation to fall within the 75th percentile range of the identified peer group for superior performance. In addition, this compensation approach employed a long-term incentive program that had as its goal the retention of key employees, the alignment of employee interests with those of stockholders, and adequate simplicity of both comprehension and administration.

Our compensation committee chose the 50th percentile of this peer group as the baseline for our compensation components with a view towards what our compensation committee believed to be fair to our executives and to the company as well as consistent with industry practices in the technology sector. In making such determination, our compensation committee considered such factors as the stage of our company’s development, the size and characteristics of our company, based on both headcount and operations and balance sheet characteristics, as well as the expected future characteristics of our business relative to our identified peer group.

The December 2007 study provided by Towers Perrin referenced both published compensation survey data of comparably-sized companies and a valuation peer group determined based on inputs from investment banks as well as management input as to companies with whom we compete for executive talent, with median annual revenues of $100 million. All of the companies included in the peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Specifically, the peer group consisted of the following companies:

Arbitron Inc.	MIVA, Inc.	Think Partnership Inc.
Forrester Research, Inc.	Morningstar, Inc.	Traffix, Inc.
Greenfield Online, Inc.	National Research Corporation	ValueClick, Inc.
Harris Interactive Inc.	Omniture, Inc.	Website Pros, Inc.
Ipsos Group S.A.	Rainmaker Systems, Inc.
Marchex, Inc.	Taylor Nelson Sofres plc

2008 Review of Compensation

In 2008, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our compensation committee requested that Towers Perrin review our direct compensation, including base salary, total cash compensation and total direct compensation. We define total cash compensation as base salary plus actual annual incentives, and we define total direct compensation as total cash compensation plus the annualized expected value of long-term incentives.

Towers Perrin provided a report to the compensation committee in October 2008 with observations and analyses regarding the direct compensation of our executive officers. This study provided by Towers Perrin referenced the same peer group used for the December 2007 study, except Traffix, Inc. was excluded due to its acquisition in February 2008.

Based on the inputs from Towers Perrin and our management as well as their own review, our compensation committee determined that our executives’ compensation package for our 2008 fiscal year continued to fall within the 50th percentile range of the identified peer group for executive compensation, and target annual incentives, total cash compensation and total direct compensation were all in line with market medians, with the flexibility to exceed up to the 75th percentile range of the identified peer group. Our compensation committee further determined that, with the exception of Dr. Abraham, our named executive officers’ base salaries for our 2008 fiscal year continued to fall within the 50th percentile range of our identified peer group for executive base salary. Although Dr. Abraham’s base salary was found to be below the 50th percentile range, our compensation committee determined that Dr. Abraham’s compensation package was heavily weighted in equity compensation. Such equity component was found to have counterbalanced the shortfall in base salary such that Dr. Abraham’s compensation package remained consistent with our compensation philosophy. Moreover, the compensation committee believed that the heavier weighting towards equity compensation would better align Dr. Abraham’s interests with the interests of the company and our stockholders. Accordingly, the compensation committee determined in October 2008 to leave 2009 base salaries for our named executive officers unchanged from 2008.

In connection with their October 2008 review of base salaries, the compensation committee requested that Towers Perrin further review our incentive programs, including annual performance bonuses and long-term incentive awards. Since our initial public offering, our annual performance bonuses have been paid in cash and, in recent years, restricted stock in lieu of a portion of the cash bonus at the election of the officers. Our long-term incentive awards utilize restricted stock, although we have used stock option awards in past years as well. Given the economic conditions in late 2008, the compensation committee sought to explore the use of non-cash incentives as an alternative to cash-based incentives in order to better control the cash usage of the company. At the same time, our management also suggested to the compensation committee that non-cash based incentives may help enhance retention of existing employees and align stockholder interest with employee interests.

Pursuant to the compensation committee’s request, Towers Perrin provided several reports to the compensation committee during the first few months of 2009 with observations and analysis as well as certain proposals regarding making salary adjustments and increasing the non-cash components of our annual performance bonuses and long-term incentive awards to our executive officers.

Based on the inputs from Towers Perrin and our management as well as their own review, in March 2009 our compensation committee established an incentive award policy for our 2009 fiscal year to the effect that bonus target amounts would be combined with long-term incentive target amounts, and would be paid entirely with awards of restricted stock or restricted stock units according to certain target levels based on respective base salary levels for each of the executive officers included in the policy. The stock associated with such awards would be distributed in 2010, and seventy-five percent of the total shares issued would remain subject to vesting restrictions that would lapse ratably over the three years following the award date.

Based on additional inputs from Towers Perrin, the compensation committee determined, in April 2009, that our named executive officers should have a compensation package that was more heavily weighted in equity than in cash. As a result, the compensation committee determined that the base salary of our named executive officers should be reduced by 7.5% and that additional restricted stock should be awarded to our named executive officers. The amounts and specific terms of these expected grants of additional restricted stock remain subject to additional review and determination by our management and compensation committee, but we anticipate any such grants will be made in the first half of 2009 and will include vesting restrictions consistent with our past practices for restricted stock grants. Such a compensation adjustment is expected to allow us to reduce our cash expenses, increase our long-term retention of employees, and retain additional liquid resources to fund and accelerate certain investments in new product offerings and capabilities within our existing cost structure.

Our compensation committee believes that this format and the target levels are consistent with the 50th percentile range of our identified peer group. In reaching this decision, the compensation committee considered the importance of providing increased incentive opportunities to our executive officers in equity, which would help better align the long-term incentives of those executives with the incentives of our stockholders. The compensation committee also considered the importance of reducing or delaying cash outlays from the company in light of the global economic environment, the inherent cash budgeting uncertainties in such an environment as well as management’s planned investments in strategic projects and opportunities. Finally, the compensation committee considered the competitive landscape for compensation, observing that, in light of the current economic conditions, most U.S. technology companies had not necessarily reduced bonus opportunities for executives but rather had changed the threshold performance levels and discretionary components of their bonus programs.

Components of our Executive Compensation Program

Our executive compensation program consists of three components: short-term compensation (including base salary and annual performance bonuses), long-term incentives (including equity awards in the form of stock options, restricted stock units and/or restricted stock awards) and benefits.

Our compensation committee evaluates executive compensation and strives to apply the mix of these components in a manner that implements our philosophy while meeting our objectives to attract and retain top talent using compensation that is consistent with or more attractive than other opportunities while also adjusting for individual relative performance and responsibilities as well as our business goals. Our compensation committee has no formal policy for allocating compensation among the compensation components described above, but it does strive to set each component at levels that are consistent with the 50th percentile range of our identified peer group.

Short-term Compensation

We utilize short-term compensation, including base salary, annual adjustments to base salary and annual performance bonuses, to motivate and reward our key executives in accordance with our performance-based program. Each individual’s short-term compensation components are tied to an annual assessment of his or her progress against established objectives.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as to reflect market conditions as indicated by reference to the company’s peer group. As we considered our executives’ compensation for 2008, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. In establishing the 2008 base salaries of the executive officers, our compensation committee and management took into account a number of factors, including the executive’s seniority, position and functional role, level of responsibility and his or her accomplishments against personal and group objectives. In addition, we considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows. In initially setting 2008 base salaries, the compensation committee and management also compared their assessments to the results of the December 2007 study by Towers Perrin.

The base salary of our executive officer group is reviewed on an annual basis, and adjustments are made to reflect performance-based factors, marketplace conditions and the overall performance of our business. Increases are considered within the context of our overall annual merit increase structure as well as individual and marketplace factors. We do not apply specific formulas to determine increases. In 2008, due to increasing global economic uncertainty, our compensation committee generally considered the impact of external marketplace conditions as the determinative factor in setting our executive officers’ salaries for 2008 and 2009. However, we have historically also considered the following when evaluating officer salaries:

•	their achievement of specific objectives established during the prior review;

•	an assessment of their professional effectiveness, consisting of a portfolio of competencies that include leadership, commitment, creativity and organizational accomplishment;

•	their knowledge, skills and attitude, focusing on capabilities, capacity and the ability to drive results; and

•	external factors such as the marketplace for the executive officer, the state of our business and the condition of the global economy.

Magid M. Abraham, our Chief Executive Officer, periodically reviews the performance of our executive officers in the context of the factors noted above and recommends to the compensation committee any base salary changes or bonuses deemed appropriate.

In late 2007, in connection with the December 2007 report prepared by Towers Perrin, our compensation committee approved an increase of the base salaries of our executive officers for our 2008 fiscal year in order to better align with our company’s compensation philosophy of providing executive base salaries at the 50th percentile range of our company’s peer group.

In late 2008, in connection with the October 2008 report prepared by Towers Perrin, our compensation committee re-evaluated the base salaries of our executive officers for our upcoming 2009 fiscal year. Although all of our named executive officers achieved various objectives and demonstrated in improvements in their personal capacities, the compensation committee considered the external market factors and economic conditions particularly heavily in the October 2008 review. In light of our overall financial performance and the general uncertainty of the global economic conditions, as well as the competitive conditions within our peer group and industry, our compensation committee determined at that time to set base salaries of our executive officers for our upcoming 2009 fiscal year at the same level as were set in 2008.

In April 2009, based on additional inputs from Towers Perrin, the compensation committee determined that our named executive officers should have a compensation package that was more heavily weighted in equity than in cash. As a result, the compensation committee determined, among other things, that the 2009 base salary of our named executive officers should be reduced by 7.5% from the 2008 base salary.

The base salaries for 2007, 2008 and 2009 for each named executive officer are set forth below:

	Base Salary				Percentage Change
Name and Principal Position	2007	2008(1)	2009(2)		2008 v. 2007	2009 v. 2008

Magid M. Abraham, Ph.D.	$325,000	$425,000	$393,125		30.9%	(7.5)%
President, Chief Executive Officer and Director
John M. Green	270,000	302,400	296,370	(3)	12.0	(7.5)%
Chief Financial Officer
Gian M. Fulgoni	300,000	375,000	346,875		25.0	(7.5)%
Executive Chairman of the Board of Directors
Gregory T. Dale	260,000	275,600	254,930		6.0	(7.5)%
Chief Technology Officer
Christiana L. Lin	200,000	250,000	231,250		25.0	(7.5)%
General Counsel and Chief Privacy Officer

(1)	Effective beginning March 1, 2008.

(2)	Effective beginning May 1, 2009. The compensation committee anticipates issuing additional restricted stock to our executive officers to realign the equity and cash balance of each executive officer’s compensation package.

(3)	Prior to the appointment of Kenneth J. Tarpey as our Chief Financial Officer on April 20, 2009, Mr. Green had been compensated at his 2008 annual rate for his ongoing services as our then-Chief Financial Officer. Mr. Green’s 2008 salary has since been reduced by 7.5% for 2009 consistent with the adjustment for all of our management in April 2009. Additionally, given Mr. Green’s change in position to Executive Vice President of Human Capital in April 2009, we anticipate further amending the terms of his employment arrangement, including his salary, to align his compensation package with compensation commensurate with his new role. The terms of this arrangement have not yet been finalized by our management and our compensation committee, and Mr. Green’s current employment arrangement remains in place at this time.

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

2008 Bonuses

The 2008 target bonus and actual bonus award levels as a percentage of 2008 full year base salary for our executive officers were as follows:

Name and Principal Position	Actual Bonus(1)	Bonus Target

Magid M. Abraham, Ph.D.	45%	80%
President, Chief Executive Officer and Director
John M. Green	28	50
Chief Financial Officer
Gian M. Fulgoni	45	80
Executive Chairman of the Board of Directors
Gregory T. Dale	20	35
Chief Technology Officer
Christiana L. Lin	22	35
General Counsel and Chief Privacy Officer

(1)	Cash payments were made on February 27, 2009.

In order to further improve our company’s retention objectives and alignment of executive compensation with stockholder interests, a portion of each named executive officer’s bonus was issued in shares of restricted common stock. The value of the stock-based portion of each named executive officer’s bonus was calculated as twenty-five percent (25%) of the executive officer’s full target bonus; any difference between what the executive officer’s actual earned bonus amount and the target amount was then adjusted through the cash component of the bonus. The number of shares underlying the stock-based portion of the bonuses was based on the dollar amount foregone in lieu of cash and the closing stock price of our common stock as reported on the NASDAQ Global Market on February 18, 2009, the date we paid these 2008 bonus payments to our named executive officers.

The annual performance bonuses established for the 2008 fiscal year for Dr. Abraham and Messrs. Green and Fulgoni were based on a mix of quantitative and qualitative factors certain of which were the satisfactory completion of specific projects or initiatives. The 2008 bonus targets for Dr. Abraham and Messrs. Green and Fulgoni were calculated based on the following component factors:

Percentage Weight
Achievement of	of Bonus Target

Milestones for 2008 earnings before interest taxes, depreciation and amortization, or EBITDA	50%
Milestones for 2008 revenue	30
Individual qualitative factors such as client retention, personnel retention, strategic milestones	20

We established the quantitative revenue and EBITDA targets such that, if the company meets the expected publicly announced full-year EBITDA and revenue guidance, they would have achieved approximately 40% of the overall target bonus. The specific milestone levels are not disclosed, as such information is not necessary for the protection of our investors and may allow our competitors to have damaging insight into our plans and cost structure.

The annual performance bonuses established for the 2008 fiscal year for Mr. Dale and Ms. Lin were based solely on qualitative performance factors. Targets were based on qualitative factors such as successful completion and integration of strategic transactions, effective management of their respective organizations, the development and release of new technology or product offerings and the successful implementation of strategic initiatives.

At the end of each fiscal year, each named executive officer completes a self-assessment of his or her performance in the context of their bonus criteria. Dr. Abraham reviews these self-assessments and makes a recommendation to our compensation committee on the achievement of the target bonus amounts. Our named executive officers earned the following bonuses based on the performance of our business and their individual performances in 2008:

			2008 Actual
	2008 Bonus	2008 Actual	Bonus as % of
Name and Principal Position	Target	Bonus(1)	2008 Target

Magid M. Abraham, Ph.D.	$326,666	$182,933	56%
President, Chief Executive Officer and Director
John M. Green	148,500	83,160	56
Chief Financial Officer
Gian M. Fulgoni	290,000	162,400	56
Executive Chairman of the Board of Directors
Gregory T. Dale	95,550	54,464	57
Chief Technology Officer
Christiana L. Lin	84,583	53,922	64
General Counsel and Chief Privacy Officer

(1)	Approximately twenty five percent (25%) of the target amount was paid in the form of restricted stock based on the value of our common stock as reported at market close by the NASDAQ Global Market on the date of payment. Cash payments were made on February 27, 2009.

As noted above, our named executive officers did not receive 100% of their target bonuses. Dr. Abraham’s, Mr. Green’s and Mr. Fulgoni’s respective bonuses were lower than our target due to our reported revenue results and EBITDA results for 2008 being below the high-end of our targets for our bonus policy. Ms. Lin and Mr. Dale each received a portion of their total bonus target based on their actual performance against their qualitative goals as well as our overall revenue and EBITDA results.

2009 Executive Compensation Bonus Policy

Based on the collective inputs from Towers Perrin, management, and the experience of the members of our board of directors and compensation committee, in February 2009 our compensation committee determined to consolidate our bonus policy for our 2009 fiscal year with our long-term incentive compensation policy, so that executives would be awarded restricted stock according to certain target levels based on each executive officer’s respective base salary levels.

In reaching this decision, the compensation committee considered the importance of providing increased incentive opportunities to our executive officers in equity, which would help better align the long-term incentives of those executives with the incentives of our stockholders. The compensation committee also considered the importance of reducing or delaying cash outlays from the company in light of the global economic environment, the inherent cash budgeting uncertainties in such an environment as well as management’s planned investment activities. Finally, the compensation committee considered the competitive landscape for compensation, observing that, most U.S. technology companies had not necessarily reduced the value of bonus opportunities for executives despite the recent economic downturn but rather had adjusted the threshold performance levels and discretionary components of their bonus programs in order to reduce cash outlays while providing long-term incentives.

Our compensation committee believes that this format of a bonus and long-term compensation policy and the target levels are consistent with the 50th percentile range of our identified peer group based on their experience in the marketplace as well as insight provided by Towers Perrin’s report. The specifics terms of this combined bonus and long-term compensation policy is summarized in greater detail in the following section titled “Long-Term Compensation.”

Long-term Compensation

Long-term, equity-based incentives are primarily guided by our objective of aligning executive compensation with the interests of our stockholders. Grants of stock options, restricted stock units and restricted stock made to executive officers are designed to provide them with incentive to execute their responsibilities in such a way as to generate long-term benefit to us and our stockholders. Through possession of stock options, restricted stock units and shares of restricted stock, our executives participate in the long-term results of their efforts, whether by appreciation of our company’s value or the impact of business setbacks, either company-specific or industry based. Additionally, stock options, restricted stock units and shares of restricted stock provide a means of ensuring the retention of key executives, in that they are in almost all cases subject to vesting over an extended period of time, often multiple years.

Stock options, restricted stock units and shares of restricted stock are granted periodically, and are typically subject to vesting based on the executive’s continued employment. Historically, most of these grants were designed to vest evenly over four years, beginning on the date of the grant. Prior to 2007, our long-term compensation equity grants consisted solely of stock options granted by our board of directors based upon the recommendations of our compensation committee.

Beginning in 2007, we began to use shares of restricted common stock as a form of long-term compensation. Such grants have been made by our board of directors upon the recommendations of our compensation committee. Our compensation committee has preferred the recent use of restricted stock in favor of stock options now that our common stock is publicly traded because it results in less dilution of our existing stockholders and provides some immediate, tangible value to our employees, and it also does not require cash outlay by our employees. At the same time, restricted stock with vesting creates long-term growth incentives for our employees as well. We expect to continue to predominantly use restricted stock awards in favor of stock options as a form of long-term, stock-based compensation in the foreseeable future.

Historically, upon joining us, each executive was granted an initial option award that was primarily based on competitive conditions applicable to the executive’s specific position. After our initial public offering, upon joining us, each executive is granted an initial restricted stock award that is primarily based on competitive conditions applicable to the executive’s specific position. In addition, the compensation committee considers the number of shares subject to options or shares of restricted stock owned by other executives in comparable positions within our company when determining the number of shares to grant to each executive, as well as the number of shares that remain unvested. Based upon the findings of the December 2007 study conducted by Towers Perin and reviewed by our compensation committee, we believe this strategy is consistent with the approach of our peer group and, in our compensation committee’s view, is appropriate for aligning the interests of our executives with those of our stockholders over the long term.

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

In connection with the December 2007 Towers Perrin study, in December 2007 our compensation committee approved guidelines for restricted stock awards to be granted in the first quarter of 2008 based on each executive’s respective 2008 base salary as well as the number of shares held by each executive officer that remain unvested. On February 18, 2008, our compensation committee approved specific restricted common stock awards for our executives using the targets established in December 2007, as well as factors such as the number of unvested shares remaining from option grants previously awarded to the executive and the amount of restricted common stock awarded to an executive that remains subject to a right of repurchase. The target percentages for each executive as well as the actual grants and the fair value at the time of grant were as follows:

	Target Restricted		Actual Number
	Stock Award Value as		of Shares of
	a % of 2008 Base	2008 Base	Restricted	Award Date
Name and Principal Position	Salary	Salary	Stock Awarded	Fair Value(1)

Magid M. Abraham, Ph.D.	200%	$425,000	37,594	$850,000
President, Chief Executive Officer and Director
John M. Green	200	302,400	26,749	604,795
Chief Financial Officer
Gian M. Fulgoni	150	375,000	24,878	562,492
Executive Chairman of the Board of Directors
Gregory T. Dale	60	275,600	8,846	200,008
Chief Technology Officer
Christiana L. Lin	50	250,000	8,846	200,008
General Counsel and Chief Privacy Officer

(1)	Amounts represent fair value of stock-based awards granted in the fiscal year as calculated in accordance with SFAS No. 123R and as further described in Note 9 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The actual awards to Mr. Dale and Ms. Lin were larger than the target percentages. Our compensation committee considered the existing outstanding awards held by Mr. Dale and Ms. Lin and the degree to which they were already vested. Based on such considerations, the compensation committee determined that a larger grant was necessary for Mr. Dale and Ms. Lin than initially targeted in order to fulfill our goals for incentivizing retention.

2009 Executive Long-Term Compensation Policy

As discussed above in the subsection titled “Annual Performance Bonuses 2009— Executive Compensation Bonus Policy”, in February 2009 our compensation committee combined our bonus policy for our 2009 fiscal year with our long-term compensation policy, so that executives may be awarded restricted stock according to certain target levels based on our executive officers’ respective base salary levels and their performance during the 2009 fiscal year. If earned, these awards will be paid out following the end of our 2009 fiscal year, with a portion of the shares issued vesting immediately upon the date of the award and the remaining shares vesting over three years thereafter. Our compensation committee believes that this format and the target levels are consistent with or more attractive than other opportunities in those executives’ respective marketplaces based on their experience in the marketplace as well as insight provided by Towers Perrin’s report.

The combined bonus and long-term compensation targets for each executive for the 2009 fiscal year bonuses are as follows:

2009 Bonus Target Level as a
Name and Principal Position	% of 2009 Full-Year Salary(1)

Magid M. Abraham, Ph.D.	200%
President, Chief Executive Officer and Director
John M. Green	125
Chief Financial Officer
Gian M. Fulgoni	160
Executive Chairman of the Board of Directors
Gregory T. Dale	80
Chief Technology Officer
Christiana L. Lin	80
General Counsel and Chief Privacy Officer

(1)	The full value of this bonus is expected to be paid in the form of restricted stock based on the value of our common stock as reported at market close by the NASDAQ Global Market on the date of payment.

Benefits and Perquisites

We provide the following benefits to our executive officers on the same basis as the benefits provided to all our employees:

•	health and dental insurance;

•	life insurance;

•	short-and long-term disability; and

•	401(k) plan.

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

Severance and Change of Control Arrangements

Dr. Abraham and Messrs. Green and Fulgoni are parties to agreements that provide certain benefits to these executive officers in the event of their termination or a change in control of the Company under certain circumstances.

We believe the following arrangements are useful retention tools that are particularly necessary in an industry, such as ours, where there is frequent market consolidation. We recognize that it is possible that we may be subject to a change of control, and that this possibility could result in the departure or distraction of Dr. Abraham and Messrs. Green and Fulgoni to the detriment of our business. We believe that the following arrangements will help to maintain the continued focus and dedication of Dr. Abraham and Messrs. Green and Fulgoni to their assigned duties to maximize stockholder value without the distraction that could result from the uncertainty of a change of control.

Severance Arrangements

In May 2006, we entered into an offer letter agreement with Mr. Green. Pursuant to this offer letter agreement, in the event that we terminate Mr. Green without cause, Mr. Green is entitled to severance equal to six pay periods of his present salary, or $69,786, in addition to any unpaid prorated base salary, benefits and expense reimbursements to which he is entitled by virtue of his past employment with us.

Other than the severance payment to Mr. Green described above, our named executive officers are not otherwise entitled to additional cash payments upon a change in control or termination of their respective employment.

Acceleration of Equity Award Vesting upon a Change of Control

Pursuant to our offer letter agreement with Mr. Green, options granted to Mr. Green upon his initial employment are subject to certain vesting provisions that are accelerated upon a combination of a change of control of our company and Mr. Green’s termination or demotion. Assuming a fair market value of our common stock of $12.75 per share, which represents the closing market price of our common stock as reported on the NASDAQ Global Market on December 31, 2008, Mr. Green’s option holdings at December 31, 2008 would have vested and resulted in an immediate increase in value to Mr. Green upon a change of control December 31, 2008 as follows:

	Stock Option		Increase in
Result for Mr. Green Upon a Change of Control	Shares Vesting	Exercise Price	Fair Value

Position lost and not provided an equivalent position	48,751	$7.50	$255,943
Position lost and provided with a diminished alternative position	32,500	7.50	170,625

Additionally, certain shares of the restricted common stock held by Dr. Abraham and Messrs. Green and Fulgoni at December 31, 2008 that remain unvested are subject to “single trigger” acceleration provisions, which results in the repurchase rights fully lapsing upon the occurrence of a “change of control” event. In general terms, the restricted stock agreements for Dr. Abraham and Messrs. Green and Fulgoni define a “change of control” event as an acquisition of at least 50% of the voting control of the company, a sale or merger of the company or the sale of substantially all the assets of the company. Assuming a fair market value of our common stock of $12.75 per share, which represents the closing market price of our common stock as reported on the NASDAQ Global Market on December 31, 2008, Dr. Abraham and Messrs. Green and Fulgoni would have obtained an immediate increase in the value of their respective stock holdings upon a change of control at December 31, 2008 as indicated in the table below.

	Restricted Common Stock Shares	Value Realized Upon a
Name	Vesting Upon a Change of Control	Change of Control

Magid M. Abraham, Ph.D.	75,000	$956,250
President, Chief Executive Officer and Director
John M. Green	22,500	286,875
Chief Financial Officer
Gian M. Fulgoni	56,250	717,188
Executive Chairman of the Board of Directors

Given Mr. Green’s change in position on April 20, 2009 from Chief Financial Officer to Executive Vice President of Human Capital, we anticipate further amending the terms of his employment arrangement, including the severance and change of control provisions, to align his compensation package with one more commensurate with his new role. The terms of this arrangement have not yet been finalized by our management and our compensation committee.

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

Evolution of our Compensation Approach

Our compensation approach is necessarily tied to our stage of development as a company. Accordingly, the specific direction, emphasis and components of our executive compensation program will continue to evolve as our company and its underlying business strategy continue to grow and develop. For example, we have reduced our executive compensation program’s emphasis on stock options as a long-term incentive component in favor of other forms of equity compensation such as restricted stock awards. Similarly, we continue to revise how we measure senior executive performance to take into account the unique requirements of being a public company, including, but not limited to, strict compliance with the standards of the Sarbanes Oxley Act. In addition, we have engaged an outside compensation consultant since mid-2007 to assist our compensation committee in continuing to evolve our executive compensation program, and we may look to programs implemented by comparable public companies in refining our compensation approach.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with company management. Based on the compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

William J. Henderson, Chairman
William Katz
Jarl Mohn

The foregoing compensation committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation for the following persons: (i) our chief executive officer, (ii) our chief financial officer during 2008 and (iii) the three most highly compensated of our other executive officers who received compensation during 2008 of at least $100,000 and who were executive officers on December 31, 2008. We refer to these persons as our “named executive officers” elsewhere in this Annual Report on Form 10-K/A statement. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

								Non-Equity
						Stock	Option	Incentive Plan		All Other
						Awards	Awards	Compensation		Compensation
Name and Principal Position	Year		Salary($)	Bonus($)		($)(1)	($)(1)	($)(2)		($)		Total ($)

Magid M. Abraham, Ph.D.	2008		$408,333	—		$465,012	—	$183,751	(3)	$3,290	(4)	$1,060,386
President, Chief Executive	2007		326,635	$95,317	(5)	209,209	—	—		3,178	(4)	634,339
Officer and Director	2006		297,612	117,273		—	—	—		3,072	(4)	417,957
John M. Green	2008		297,000	—		213,093	$154,359	85,031	(6)	4,099	(4)	753,582
Chief Financial Officer*	2007		271,500	62,819	(7)	219,264	—	—		3,900	(4)	557,483
	2006	(8)	156,731	47,019		—	86,366 (8)	—		42	(9)	291,158
Gian M. Fulgoni	2008		362,500	—		332,976	—	168,126	(10)	4,162	(4)	867,764
Executive Chairman of	2007		303,000	88,931	(11)	156,907	—	—		4,178	(4)	553,016
the Board of Directors	2006		281,635	111,409		—	—	—		3,072	(4)	396,116
Gregory T. Dale	2008		272,999	—		93,584	—	51,401	(12)	3,161	(4)	421,145
Chief Technology Officer	2007		258,538	59,879	(13)	37,658	—	—		3,178	(4)	359,253
	2006		222,115	44,423		—	—	—		3,072	(4)	269,610
Christiana L. Lin	2008		241,667	—		96,446	—	49,078	(14)	3,161	(4)	390,352
General Counsel and	2007		158,958	32,775	(15)	39,750	—	—		2,482	(4)	233,965
Chief Privacy Officer	2006		149,077	29,815		—	—	—		2,173	(4)	181,065

*	We announced on February 11, 2009 that Mr. Green will transition positions with us to serve as our Executive Vice President of Human Capital. As part of the transition, Mr. Green continued to serve as our Chief Financial Officer until April 20, 2009, when Kenneth J. Tarpey was appointed as our Chief Financial Officer. Mr. Green served as our chief financial officer for the entirety of 2008.

(1)	Represents the amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R), excluding estimates of forfeitures related to any service-based vesting conditions. The awards for which expense is shown in this table include the awards granted during the applicable year, as well as awards granted prior to the applicable year for which we continued to recognize expense in that year. The expense is not necessarily an indication of which named executive officers received the most gains from equity awards. Assumptions used in the calculation of these award amounts are included in Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These amounts exclude the expense effect of awards issued as part of annual bonuses or incentive payments in lieu of cash that are otherwise included in the “Bonus” or “Non-Equity Incentive Plan Compensation” columns above.

(2)	Amounts in this column represent compensation actually paid in cash or stock-based compensation to our named executive officers pursuant to our executive compensation bonus policy for 2008, as disclosed on a Form 8-K filed on December 27, 2007. Payments under such policy were paid in February 2009 following approval by our compensation committee.

(3)	Includes an award of 10,247 shares of restricted stock with a fair value at the time of grant of approximately $81,667 granted in lieu of cash bonus, and 3,299 shares were withheld for taxes.

(4)	Includes discretionary matching contributions by us to the officer’s 401(k) plan account and payment of life insurance premiums paid on behalf of the officer.

(5)	Includes an award of 1,996 shares of restricted stock with the value at the time of grant of approximately $36,097 which amount reflected a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase lapsed for 100% of the total number shares subject to the original grant on February 18, 2009.

(6)	Includes an award of 4,658 shares of restricted stock with a fair value at the time of grant of approximately $37,125 granted in lieu of cash bonus, and 1,627 shares were withheld for taxes.

(7)	Includes an award of 1,290 shares of restricted stock with the value at the time of grant of approximately $23,336 which amount reflected a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase lapsed for 100% of the total number shares subject to the original grant on February 18, 2009.

(8)	Mr. Green was hired in May 2006 and was granted an option award in connection with his initial employment.

(9)	Includes life insurance premiums paid on behalf of the officer.

(10)	Includes an award of 9,097 shares of restricted stock with a fair value at the time of grant of approximately $72,500 granted in lieu of cash bonus, and 2,679 shares were withheld for taxes.

(11)	Includes an award of 1,850 shares of restricted stock with the value at the time of grant of approximately $33,471 which amount reflected a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase lapsed for 100% of the total number shares subject to the original grant on February 18, 2009.

(12)	Includes an award of 2,997 shares of restricted stock with a fair value at the time of grant of approximately $23,888 granted in lieu of cash bonus, and 965 shares were withheld for taxes.

(13)	Includes an award of 1,230 shares of restricted stock with the value at the time of grant of approximately $22,244 which amount reflected a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase lapsed for 100% of the total number shares subject to the original grant on February 18, 2009.

(14)	Includes an award of 2,653 shares of restricted stock with a fair value at the time of grant of approximately $21,146 granted in lieu of cash bonus, and 854 shares were withheld for taxes.

(15)	Includes an award of 647 shares of restricted stock with the value at the time of grant of approximately $11,705 which amount reflected a 25% premium in addition to the stock-based bonus earned in recognition of compensation delay and constraints on liquidity associated with receiving shares in lieu of cash. comScore’s right of repurchase lapsed for 100% of the total number shares subject to the original grant on February 18, 2009.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to named executive officers in 2008. No options were granted to our named executive officers during 2008.

					All Other		Grant Date
		Estimated Possible Payout Under			Stock Awards:		Fair Value of
	Grant	Non-Equity Incentive Plan Awards(1)			Number of Shares		Stock and
Name	Date	Threshold ($)	Target ($)	Maximum ($)	of Stock (#)		Option Awards(2)

Magid M. Abraham, Ph.D.	—	—	$408,333	—	—		—
President, Chief Executive	2/18/2008	—	—	—	37,594	(3)	$850,000
Officer and Director	2/18/2008	—	—	—	1,996	(4)(5)	45,130
John M. Green	—	—	297,000	—	—		—
Chief Financial Officer	2/18/2008	—	—	—	26,749	(3)	604,795
	2/18/2008	—	—	—	1,290	(4)(5)	29,167
Gian M. Fulgoni	—	—	362,500	—	—		—
Executive Chairman of	2/18/2008	—	—	—	24,878	(3)	562,492
the Board of Directors	2/18/2008	—	—	—	1,850	(4)(5)	41,829
Gregory T. Dale	—	—	273,000	—	—		—
Chief Technology Officer	2/18/2008	—	—	—	8,846	(3)	200,008
	2/18/2008	—	—	—	1,230	(4)(5)	27,810
Christiana L. Lin	—	—	241,667	—	—		—
General Counsel and	2/18/2008	—	—	—	8,846	(3)	200,008
Chief Privacy Officer	2/18/2008	—	—	—	647	(4)(5)	14,629

(1)	The target incentive amounts shown in this column reflect the value of incentive compensation available in a combination of cash or stock to our named executive officers pursuant to our executive compensation bonus policy for 2008, as disclosed on a Form 8-K filed on December 27, 2007. The amounts representing the target awards were pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. The policy also provides that 25% of the bonus amount shall be paid in shares of restricted stock valued at the time of grant. Actual payouts under our executive compensation bonus policy for 2008 were approved on February 18, 2009 and are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Amounts represent fair value of stock-based awards granted in the fiscal year as calculated in accordance with SFAS No. 123R and as further described in Note 9 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(3)	comScore’s right of repurchase shall lapse for 25% of the total number shares subject to the original grant each year following the anniversary of the grant.

(4)	The referenced grant was issued in lieu of a cash bonus earned for the 2007 fiscal year at the election of the officer.

(5)	comScore’s right of repurchase shall lapse for 100% of the total number shares subject to the original grant on the one (1) year anniversary of the grant.

Outstanding Equity Awards at December 31, 2008

The following table shows outstanding equity awards held by the named executive officers as of December 31, 2008.

						Stock Awards
								Market
						Number of		Value of
						Shares of		Shares of
	Number of Securities					Stock That		Stock That
	Underlying Unexercised			Option	Option	Have Not		Have Not
	Options (#)			Exercise	Expiration	Vested		Vested
Name	Exercisable	Unexercisable		Price ($)	Date	(#)		($)(1)

Magid M. Abraham, Ph.D.	391,099	—		$0.25	12/16/2013	75,000	(2)	$956,250
President, Chief Executive						37,594	(3)	479,324
Officer and Director						1,996	(4)	25,449
John M. Green	48,749	48,751	(5)	7.50	5/9/2016	22,500	(6)	286,875
Chief Financial Officer						26,749	(7)	341,050
						1,290	(4)	16,448
Gian M. Fulgoni	223,345	—		0.25	12/16/2013	56,250	(8)	717,188
Executive Chairman of						24,878	(9)	317,195
the Board of Directors						1,850	(4)	23,587
Gregory T. Dale	67,925	—		0.25	4/27/2014	13,500	(10)	172,125
Chief Technology Officer	12,732	1,668	(11)	2.45	2/1/2015	8,846	(12)	112,787
	5,249	3,751	(13)	4.50	12/27/2015	1,230	(4)	15,683
Christiana L. Lin	2,869	—		0.25	4/27/2014	14,250	(14)	181,688
General Counsel and	7,499	2,501	(15)	4.50	12/27/2015	8,846	(12)	112,787
Chief Privacy Officer						647	(4)	8,249

(1)	Market value of shares of stock that have not vested is computed based on $12.75 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2008.

(2)	comScore’s right of repurchase lapses for 25,000 shares annually on March 25.

(3)	comScore’s right of repurchase lapses for 9,398 shares annually on February 18.

(4)	comScore’s right of repurchase lapsed for 100% of the total number shares indicated on February 18, 2009.

(5)	2,708 shares of such option vest monthly; grant is fully vested on May 9, 2010.

(6)	comScore’s right of repurchase lapses for 7,500 shares annually on March 25.

(7)	comScore’s right of repurchase lapses for 6,687 shares annually on February 18.

(8)	comScore’s right of repurchase lapses for 18,750 shares annually on March 25.

(9)	comScore’s right of repurchase lapses for 6,219 shares annually on February 18.

(10)	comScore’s right of repurchase lapses for 4,500 shares annually on March 25.

(11)	833 shares of such option vest monthly; grant is fully vested on February 1, 2009.

(12)	comScore’s right of repurchase lapses for 2,211 shares annually on February 18.

(14)	comScore’s right of repurchase lapses for 4,750 shares annually on March 25.

(13)	312 shares of such option vest monthly; grant is fully vested on December 27, 2010.

(15)	208 shares of such option vest monthly; grant is fully vested on December 27, 2010.

Option Exercises and Stock Vested Table

The following table shows the stock options exercised and value realized upon exercise, as well as all stock awards vested and value realized upon vesting by our named executive officers during the year ended December 31, 2008.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value Realized	Shares	Value Realized
	Acquired on	on Exercise	Acquired on	on Vesting
Name	Exercise (#)	($)(1)	Vesting (#)	($)(1)

Magid M. Abraham, Ph.D.	150,000	$1,692,000	25,000	$487,000	(2)
President, Chief Executive Officer and Director
John M. Green	—	—	7,500	146,100	(2)
Chief Financial Officer
Gian M. Fulgoni	10,000	125,000	18,750	365,250	(2)
Executive Chairman of the Board of Directors
Gregory T. Dale	58,002	839,710	4,500	87,660	(2)
Chief Technology Officer
Christiana L. Lin	—	—	4,750	92,530	(2)
General Counsel and Chief Privacy Officer

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $19.48 per share at market close as listed by the NASDAQ Global Market on March 25, 2008.

DIRECTOR COMPENSATION

Director Compensation Policies

Retainers and Meeting Fees:  During 2008, our non-employee directors were eligible to receive an annual cash retainer of $25,000 for service on our board of directors, and the chairs of certain of the standing committees of our board of directors were eligible to receive annual cash retainers as follows: $10,000 per year for the chair of our audit committee and $7,500 per year for the chair of our compensation committee. In the case of new non-employee directors, these fees are prorated based on when the non-employee director joined our board of directors during the year. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.

Other Equity-Based Compensation:  Outside directors are also eligible to receive stock awards and option grants under our 2007 Equity Incentive Plan. Since our initial public offering in 2007, our non-employee directors have been and are entitled to an annual grant of restricted stock having a value of $50,000 at the time of grant. The total amount of each annual grant of restricted stock shall remain unvested until the earlier of (i) the date of the respective director’s next anniversary upon joining our board of directors, (ii) the date of the first annual stockholders’ meeting following the date of grant or (iii) a change of control. The board of directors has discretion to accelerate or modify such vesting schedule due to special circumstances.

Expenses:  We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are less than $10,000 in the aggregate for any non-employee director during fiscal 2008 and are not included in the table below under the subheading “2008 Director Compensation.”

2008 Director Compensation

The following table sets forth certain information concerning cash and non-cash compensation earned by the non-employee members of our board of directors in 2008. None of the non-employee members of our board of directors received option awards or other compensation in 2008, and no expense was incurred during 2008 for existing option awards held by directors.

	Fees Earned or	Stock Awards
Name	Paid in Cash	($)(1)		Total ($)

Jeffrey Ganek(2)	$16,140	$28,633	(3)	$44,773
Bruce Golden	25,000	53,926	(3)	78,926
William J. Henderson	32,500	53,926	(3)	86,426
William Katz(4)	14,354	28,633	(3)	42,987
Ronald J. Korn	35,000	53,926	(3)	88,926
Jarl Mohn(4)	14,354	28,633	(3)	42,987
Thomas D. Berman(5)(6)	10,645	25,293	(3)	35,938
Frederick R. Wilson(5)	10,645	25,293	(3)	35,938

(1)	Represents the amounts recognized for financial statement reporting purposes with respect to the 2008 fiscal year in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R), excluding the estimate of forfeitures related to service-based vesting conditions. The awards for which expense is shown in this table include awards granted during 2008, as well as awards granted prior to 2008 for which we continued to recognize expense in 2008, and the expense is not necessarily an indication of which directors received the most gains from equity awards. Assumptions used in the calculation of these award amounts are included in Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The grant date fair value of each restricted stock award included in the awards for which expense is shown in the table above is as follows:

		Fair Value
Name	Grant Date	Grant Date

Jeffrey Ganek	June 4, 2008	$49,993
Bruce Golden	June 4, 2008	49,993
	July 2, 2007	49,997
William J. Henderson	June 4, 2008	49,993
	July 2, 2007	49,997
William Katz	June 4, 2008	49,993
Ronald J. Korn	June 4, 2008	49,993
	July 2, 2007	49,997
Jarl Mohn	June 4, 2008	49,993
Thomas D. Berman	July 2, 2007	49,997
Frederick R. Wilson	July 2, 2007	49,997

(2)	Mr. Ganek first joined our board of directors in May 2008.

(3)	All of our non-employee directors that continued to serve after our 2008 annual meeting of stockholders received an annual award of restricted stock with a fair value calculated in accordance with SFAS No. 123R of approximately $50,000 (as adjusted for rounding of fractional shares, which were excluded). The awards are restricted common stock subject to a right of repurchase by comScore until the earlier of (i) the date that is one (1) day prior to the date of the 2008 annual meeting of our stockholders or (ii) the one (1) year anniversary of such director’s service as a director since our initial public offering, subject to such director continuing to serve on our board of directors at such date.

(4)	Mr. Katz and Mr. Mohn were first elected to our board of directors in June 2008.

(5)	Mr. Berman and Mr. Wilson served as Class I directors until their terms expired in June 2008.

(6)	All compensation paid to Mr. Berman was assigned to BVCF IV, L.P.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Between January and June 2008, William J. Henderson, Thomas D. Berman and Frederick R. Wilson served on our compensation committee. Messrs Berman and Wilson’s terms as Class I directors expired in June 2008. William Katz and Jarl Mohn were elected to our board of directors in June 2008 and were elected to our compensation committee. None of the current or former members of our compensation committee in 2008 was a present or former officer or employee of our company. In addition, during 2008, none of our officers had an “interlock” relationship, as that term is defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 15, 2009, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2009 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after April 15, 2009. A total of 29,859,592 shares of our common stock were outstanding as of April 15, 2009.

Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

	Amount and	Percentage of
	Nature of	Common
	Beneficial	Stock
Name and Address of Beneficial Owner	Ownership(1)	Outstanding

5% Stockholders:
Accel Partners(2)	5,902,859	19.8%
BlackRock, Inc.(3)	2,291,801	7.5%
AXA Financial, Inc.(4)	1,723,760	5.7%
Directors and Named Executive Officers:
Magid M. Abraham, Ph.D.(5)	1,820,388	6.1%
Gian M. Fulgoni(6)	1,270,308	4.1%
Gregory T. Dale(7)	161,958	*
John M. Green(8)	178,964	*
Christiana L. Lin(9)	71,096	*
Jeffrey Ganek(10)	1,987	*
Bruce Golden(11)	20,418	*
William J. Henderson(12)	38,759	*
William Katz(10)	1,987	*
Ronald J. Korn(13)	20,134	*
Jarl Mohn(10)	1,987	*
All directors and executive officers as a group (eleven persons)(14)	3,587,986	11.3%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.

(2)	Includes shares held by Accel VII L.P., Accel Internet Fund III L.P. and Accel Investors ‘99 L.P. (together, the “Accel Funds”). Accel VII Associates L.L.C. is a general partner of Accel VII L.P. and has sole voting and dispositive power with respect to the shares held by Accel VII L.P. Accel Internet Fund III Associates L.L.C. is a general partner of Accel Internet Fund III L.P. and has sole voting and dispositive power with respect to the shares held by Accel Internet Fund III L.P. James W. Breyer, Arthur C. Patterson, Theresia Gouw Ranzetta, James R. Swartz, and J. Peter Wagner are managing members of Accel VII Associates L.L.C. and Accel Internet Fund III Associates L.L.C. and share voting and dispositive powers. They are also the General Partners of Accel Investors ‘99 L.P. and share voting and dispositive power with respect to the shares held by Accel Investors ‘99 L.P. The general partners and managing members disclaim beneficial ownership of the shares owned by the Accel Funds except to the extent of their proportionate pecuniary interest therein. The address for Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(3)	This information is derived solely from the Schedule 13G filed with the SEC on February 10, 2009 and effective as of December 31, 2008. BlackRock, Inc. on behalf of its investment advisory subsidiaries has shared voting and dispositive power as to 2,291,801 shares. Includes shares reportedly held by the following subsidiaries of BlackRock, Inc. that are investment advisors: BlackRock Advisors LLC, BlackRock Asset Management U.K. Limited, BlackRock Capital Management, Inc., BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock (Channel Islands) Ltd, BlackRock Japan Co. Ltd and State Street Research & Management Co. The address for BlackRock, Inc. and its subsidiaries is c/o BlackRock, Inc., 40 East 52nd Street, New York, New York 10022.

(4)	This information is derived solely from the Schedule 13G filed with the SEC on February 13, 2008 and effective as of December 31, 2008 by AXA Financial, Inc. (“AXA Financial”); AXA, which owns AXA Financial; and AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle (collectively with

AXA Assurances I.A.R.D. Mutuelle, “Mutuelles AXA”), which as a group control AXA. This information includes an aggregate of 1,723,760 shares beneficially owned by AllianceBernstein L.P. and AXA Equitable Life Insurance Company, subsidiaries of AXA Financial. According to the Schedule 13G, the subsidiaries of AXA Financial operate under independent management and make independent decisions. The address for the Mutuelles AXA is 26, rue Drouot, 75009 Paris, France; the address for AXA is 25, avenue Matignon, 75008 Paris, France; and the address for AXA Financial is 1290 Avenue of the Americas, New York, New York 10104.

(5)	Includes 241,099 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2009. Also includes 581,876 shares held by the Abraham Family Trust, of which Dr. Abraham and his wife, Linda Boland Abraham, are co-trustees and share voting and investment control. Mr. and Mrs. Abraham disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests. Also includes 29,941 shares subject to options held by Mrs. Abraham that are immediately exercisable or exercisable within 60 days of April 15, 2009. Also includes 156,235 shares held directly by Dr. Abraham and 26,407 shares held by Mrs. Abraham subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(6)	Includes 223,345 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2009. Also includes 109,429 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(7)	Includes 89,137 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2009. Also includes 30,210 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(8)	Includes 64,999 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2009. Also includes 63,979 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(9)	Includes 11,410 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2009. Also includes 30,402 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(10)	Includes 1,987 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(11)	Includes 1,987 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement. Mr. Golden is a partner of Accel Partners, and he disclaims beneficial ownership of any of the Accel Funds’ shares except to the extent of his proportionate pecuniary interest therein. See footnote (2) of this table for further details of ownership by Accel Funds.

(12)	Includes 14,541 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2009. Additionally, includes 1,987 shares held directly by Mr. Henderson that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(13)	Includes 7,916 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2009. Additionally, includes 1,987 shares held directly by Mr. Korn that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(14)	Includes 682,388 shares subject to options that are immediately exercisable or exercisable within 60 days of the April 15, 2009. Also includes 428,584 shares subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2008:

	Number of	Weighted-
	Securities to be	Average	Number of Securities
	Issued Upon	Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants	Securities Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,550,043	$2.26	2,309,667	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,550,043	$2.26	2,309,667

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures for Transactions with Related Persons

Related person transactions, which we define as all transactions involving an executive officer, director, nominee for director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons, are reviewed and approved by the audit committee of our board of directors or in some cases by a majority of disinterested directors on our board of directors.

In any transaction involving a related person, our audit committee and our board of directors consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director or nominee for director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on a director’s or nominee for director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available.

After considering all such facts and circumstances, our audit committee and our board of directors determines whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors or nominees for director, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or NASDAQ listing requirements.

Of the transactions described below, the employment agreement with Ms. Abraham and several of the indemnification agreements were entered into prior to the adoption of our audit committee charter. Accordingly, each of those transactions were approved by disinterested members of our board of directors after making a determination that the transaction was executed on terms no less favorable than those we could have obtained from unrelated third parties. The transaction with INXPO, LLC, or INXPO, was ratified by our audit committee after making a determination that the transaction was executed on terms no less favorable than those we could have obtained from unrelated third parties.

The policies and procedures described above for reviewing and approving related person transactions are not in writing. However, the charter for our audit committee provides that one of the committee’s responsibilities is to review and approve in advance any proposed related person transactions.

Transactions and Relationships with Directors, Officers and Five Percent Stockholders

We believe that there has not been any other transaction or series of transactions during 2008 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” or “Director Compensation” elsewhere in this Annual Report on Form 10-K/A statement and as described below.

Linda Boland Abraham

Since our inception in 1999, Linda Boland Abraham, the spouse of our President and Chief Executive Officer, Dr. Magid M. Abraham, has been employed in various management and executive management positions with us. Ms. Abraham has served as our Executive Vice President of Global Product Management since October 2007, and her responsibilities have since increased such that she is one of our executive officers. Ms. Abraham earned approximately $208,000 in salary, and received $51,000 in bonus (of which, approximately $18,000 was paid in the form of restricted stock based on the value at the time of grant) and an award of restricted stock with a value at the time of grant of approximately $97,000 in 2008.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Services Agreement with INXPO, LLC

During December 2007, we entered into a services agreement with INXPO, an Illinois-based provider of virtual events. Mr. Fulgoni has been a member of the board of directors of INXPO since July 2005. In 2008, we purchased services under this agreement from INXPO with an aggregated value of $202,000. As of December 31, 2008, no amounts were payable to INXPO.

DIRECTOR INDEPENDENCE

Our board of directors has determined that each of Messrs. Ganek, Golden, Henderson, Katz, Korn and Mohn is independent under the rules of the Securities and Exchange Commission and the listing standards of the NASDAQ Stock Market; therefore, every member of the audit committee, compensation committee and nominating and governance committee is an independent director in accordance with those standards. There were no related person transactions considered in the last fiscal year in the determination of the independence of the directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees for Fiscal Years 2007 and 2008

The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2007 and 2008, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2007	2008

Audit Fees(1)	$1,850,125	$1,459,325
Audit-Related Fees(2)	67,170	73,800
Tax Fees(3)	116,637	205,355
All Other Fees(4)	177,056	171,105

Total Fees	$2,210,988	$1,909,565

(1)	Audit fees represent fees for professional services relating to the audits of our financial statements included in our annual reports on Form 10-K and our registration statements on Forms S-1 and S-8, the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the review of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees.”

(3)	Tax fees principally represent fees for professional services for tax compliance and tax advice.

(4)	Other fees consisted of miscellaneous other permissible services not included in the first three categories and were immaterial for 2007 and 2008.

The audit committee meets regularly with Ernst & Young LLP throughout the year and reviews both audit and non-audit services performed by Ernst & Young LLP as well as fees charged for such services. The audit committee has determined that the provision of the services described above is compatible with maintaining Ernst & Young LLP’s independence in the conduct of its audit functions.

Pre-Approval Policies and Procedures

Our audit committee has adopted and our board of directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all audit related, tax and other services rendered by Ernst & Young LLP in 2007 and 2008, with the exception of 9.7% of the tax services rendered by Ernst & Young LLP in 2008. Such services were promptly brought to the attention of, and were approved by, the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit No.		Exhibit Document

2	.1(2)	Agreement and Plan of Merger, dated May 28, 2008, amount comScore, Inc., OpinionCounts, Inc., M:Metrics, Inc. and Randolph L. Austin, Jr., as Stockholder Representative (Exhibit 2.1)*
3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3	.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
4	.1(1)	Specimen Common Stock Certificate (Exhibit 4.1)
4	.2(1)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)
4	.3(1)	Amendment, Waiver and Termination Agreement by and among comScore, Inc. and certain holders of preferred stock, dated June 8, 2007 (Exhibit 10.20)
4	.4(1)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)
4	.5(1)	Stock Restriction and Put Right Agreement by and among comScore Networks, Inc., 954253 Ontario, Inc. and Rice and Associates Advertising Consultants, Inc., dated January 1, 2005 (Exhibit 4.16)
10	.1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10	.2(3)	1999 Stock Plan (Exhibit 4.2)
10	.3(1)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)
10	.4(1)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)
10	.5(1)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)
10	.6(3)	2007 Equity Incentive Plan (Exhibit 4.3)
10	.7(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)
10	.8(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)
10	.9(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)
10	.10(1)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)
10	.11(1)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)
10	.12(1)	Lease Agreement by and between comScore Networks, Inc. and Comstock Partners, L.C., dated June 23, 2003, as amended (Exhibit 10.12)
10	.13(1)	Separation Agreement with Sheri L. Huston, dated February 28, 2006 (Exhibit 10.13)
10	.14(1)	Letter Agreement with John M. Green, dated May 8, 2006 (Exhibit 10.14)
10	.15(1)	Letter Agreement with Gregory Dale, dated September 27, 1999 (Exhibit 10.15)
10	.16(1)	Letter Agreement with Christiana Lin, dated December 29, 2003 (Exhibit 10.16)
10	.17(1)	Letter Agreement by and between comScore, Inc. and 11465 SH I, LC, dated June 4, 2007 (Exhibit 10.19)
10	.18(1)	Letter Agreement by and between comScore, Inc. and Citadel Equity Fund Ltd. dated May 25, 2007 (Exhibit 10.21)
10	.19†(1)	Licensing and Services Agreement, as amended, by and between Citadel Investment Group, L.L.C. and comScore Networks, Inc., dated August 1, 2003 (Exhibit 10.22)
10	.20(4)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)
10	.21(5)	Summary of 2008 Executive Compensation Bonus Policy
10	.22**	Summary of 2009 Executive Compensation Bonus Policy
21	.1**	List of Subsidiaries
23	.1**	Consent of Ernst & Young
24	.1**	Power of Attorney

Exhibit No.		Exhibit Document

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

**	Previously filed with the Registrant’s Annual Report on Form 10-K, filed March 16, 2009

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 28, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham, Ph.D.
Magid M. Abraham, Ph.D.
President, Chief Executive
Officer and Director

April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Magid M. Abraham, Ph.D. Magid M. Abraham, Ph.D.		President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ Kenneth J. Tarpey Kenneth J. Tarpey		Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2009

* Gian M. Fulgoni		Executive Chairman of the Board of Directors	April 30, 2009

* Jeffrey Ganek		Director	April 30, 2009

* Bruce Golden		Director	April 30, 2009

* William Katz		Director	April 30, 2009

* William J. Henderson		Director	April 30, 2009

* Ronald J. Korn		Director	April 30, 2009

* Jarl Mohn		Director	April 30, 2009

*By:	/s/ Magid M. Abraham, Ph.D.* Magid M. Abraham, Ph.D., Attorney-in-Fact