Form 10-Q
period 2009-03-31
COMSCORE, INC.
filed 2009-05-11
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2009, there were 29,975,426 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share and per
	share data)
Assets
Current assets:
Cash and cash equivalents	$25,026	$34,297
Short-term investments	45,039	37,164
Accounts receivable, net of allowances of $647 and $479, respectively	31,943	29,947
Prepaid expenses and other current assets	2,171	1,871
Deferred tax asset	10,717	13,304

Total current assets	114,896	116,583
Long-term investments	2,861	3,497
Property and equipment, net	18,354	17,697
Other non-current assets	130	131
Long-term deferred tax asset	15,090	13,736
Intangible assets, net	8,446	8,805
Goodwill	39,171	39,114

Total assets	$198,948	$199,563

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,389	$1,755
Accrued expenses	6,707	9,432
Deferred revenues	43,935	42,779
Deferred rent	1,204	1,049
Capital lease obligations	740	977

Total current liabilities	53,975	55,992

Deferred rent, long-term	8,787	8,691
Deferred revenue, long-term	20	—

Total liabilities	62,782	64,683

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 29,855,235 and 29,130,140 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	30	29
Treasury stock, 323,250 and 164,395 shares at cost, at March 31, 2009 and December 31, 2008, respectively	(2,341)	(1,265)
Additional paid-in capital	194,878	192,612
Accumulated other comprehensive loss	(1,024)	(842)
Accumulated deficit	(55,377)	(55,654)

Total stockholders’ equity	136,166	134,880

Total liabilities and stockholders’ equity	$198,948	$199,563

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands except share
	and per share data)
Revenues	$30,624	$26,370

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	10,036	7,017
Selling and marketing(1)	10,486	8,945
Research and development(1)	4,005	3,070
General and administrative(1)	4,507	3,886
Amortization of intangible assets resulting from acquisitions	320	7

Total expenses from operations	29,354	22,925

Income from operations	1,270	3,445

Interest income, net	175	819
Gain (loss) from foreign currency	12	(55)

Income before income taxes	1,457	4,209

Provision for income taxes	(1,180)	(1,678)

Net income	$277	$2,531

Net income attributable to common stockholders per common share:
Basic	$0.01	$0.09
Diluted	$0.01	$0.08
Weighted-average number of shares used in per share calculation — common stock:
Basic	29,477,369	28,200,934
Diluted	30,461,974	29,998,490
Net income attributable to common stockholders per common share subject to put:
Basic	$—	$0.09
Diluted	$—	$0.08
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic and diluted	—	135,635

(1) Amortization of stock-based compensation is included in the line items above as follows:

Cost of revenues	$320	$141
Selling and marketing	1,113	421
Research and development	238	114
General and administrative	629	467

Comprehensive income:
Net income	$277	$2,531
Other comprehensive income:
Foreign currency cumulative translation adjustment	(129)	(77)
Unrealized loss on marketable securities, net of tax effect of $34,000 for the three months ended March 31, 2009	(53)	(219)

Total comprehensive income	$95	$2,235

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities
Net income	$277	$2,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,511	1,035
Amortization of intangible assets resulting from acquisitions	320	7
Provisions for bad debts	271	65
Stock-based compensation	2,300	1,143
Amortization of deferred rent	(99)	(25)
Deferred tax provision	1,253	1,613
Loss on asset disposal	16	—
Changes in operating assets and liabilities:
Accounts receivable	(2,423)	(1,467)
Prepaid expenses and other current assets	(307)	(326)
Other non-current assets	—	2
Accounts payable, accrued expenses, and other liabilities	(2,544)	(648)
Deferred rent	350	2,541
Deferred revenues	1,299	3,864

Net cash provided by operating activities	2,224	10,335

Investing activities
Recovery of restricted cash	—	1,385
Purchase of investments	(20,587)	(51,793)
Sales and maturities of investments	13,262	30,450
Purchase of property and equipment	(2,854)	(3,682)

Net cash used in investing activities	(10,179)	(23,640)

Financing activities
Proceeds from the exercise of common stock options and warrants	123	369
Repurchase of common stock	(1,076)	(965)
Principal payments on capital lease obligations	(237)	(218)

Net cash used in financing activities	(1,190)	(814)
Effect of exchange rate changes on cash	(126)	(110)

Net decrease in cash and cash equivalents	(9,271)	(14,229)
Cash and cash equivalents at beginning of period	34,297	68,368

Cash and cash equivalents at end of period	$25,026	$54,139

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements , as amended by Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of all Majority-Owned Subsidiaries . The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities , the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 16, 2009 with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter. All references to March 31, 2009 and 2008 or to the three months ended March 31, 2009 and 2008 in the notes to the consolidated financial statements are unaudited.
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
     As of January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), except as it applied to the nonfinancial assets and liabilities subject to FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which the Company adopted effective January 1, 2009. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value and determines the appropriate classification level for each reporting period. The Company is required to use significant judgments to make this determination.
     The Company’s investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices. Level 3 instruments are valued using valuation models, primarily discounted cash flow analyses. The types of instruments valued based on quoted market prices in active markets include all U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include certain illiquid auction rate securities. Such instruments are classified within Level 3 of the fair value hierarchy (see Note 4).
Cash and Cash Equivalents and Investments
     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts and certificates of deposit.
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
     Interest income on investments was $195,000 and $857,000 for the three months ended March 31, 2009 and 2008, respectively.
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
     Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill required under SFAS 142 at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2008 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2008 test through March 31, 2009.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)

Acquired methodologies/technology	5 to 7
Customer relationships	7
Panel	7
Intellectual property	10
Impairment of Long-Lived Assets
     Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Pursuant to SFAS 144, impairment is determined by comparing the carrying value of these long-lived assets to an estimate of the future undiscounted cash flows expected to result from the use of the assets and eventual disposition. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. There were no impairment charges recognized during the three months ended March 31, 2009 and 2008. In the event that there are changes in the planned use of the Company’s long-term assets or its expected future undiscounted cash flows are reduced significantly, the Company’s assessment of its ability to recover the carrying value of these assets could change.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Lease Accounting
     The Company leases its facilities under operating leases, and accounts for those leases in accordance with SFAS No. 13, Accounting for Leases. For facility leases that contain rent escalations or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets. Leasehold improvements funded by landlord incentives or allowances are recorded as leasehold improvement assets and a deferred rent liability which is amortized as a reduction of rent expense over the term of the lease
Foreign Currency Translation
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
     The Company realized a foreign currency transaction gain of $12,000 for the three months ended March 31, 2009 and incurred a loss of $55,000 for the three months ended March 31, 2008. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
Revenue Recognition
     The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met prior to revenue recognition: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.
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
     Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of a subscription to the Company’s online database combined with customized services. These arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables . The Company has determined that there is not objective and reliable evidence of fair value for any of its services and, therefore, accounts for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. The Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized service delivered.
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
Stock-Based Compensation
     The Company accounts for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of the grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. The fair value of the restricted stock awards is determined based on the quoted market price of the Company’s common stock on the grant date. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $2.3 million and $1.1 million, respectively, in accordance with SFAS 123R. Included within stock-based compensation expense and liabilities for the three months ended March 31, 2009 was an accrual for $525,000 for compensation earned during that period. This accrual will be settled with shares of restricted stock to be granted in 2010. As of December 31, 2008, there was an accrual for $369,000 for compensation earned during 2008 that was settled with shares of restricted stock granted in February 2009.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Income Taxes
     Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes . Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized.
     FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , an interpretation of SFAS No. 109, clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Earnings Per Share
     The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). Under SFAS 128, entities with capital structures that include classes of common stock with different dividend rates are required to apply the two-class method of calculating earnings per share. In addition to the Company’s common stock, prior to April 2008, the Company had Common Stock Subject to Put outstanding that was issued in connection with certain acquisitions. However, the additional contractual rights of such Common Stock Subject to Put lapsed unexercised in April 2008, and such Common Stock Subject to Put was reallocated as common stock following such time. Prior to the lapse of the contractual rights, the Company calculated earnings per share for its common stock and its Common Stock Subject to Put using a method akin to the two-class method under SFAS128. Undistributed earnings were allocated to holders of common stock and Common Stock Subject to Put on a pro rata basis. Total earnings allocated to each class of common stock were then divided by the weighted-average number of shares outstanding for each class of common stock to determine basic earnings per share. Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except share and per share data)
Net income	$277	$2,531

Weighted-average shares outstanding-common stock, basic	29,477,369	28,200,934

Dilutive effect of:
Options to purchase common stock	956,956	1,739,076
Unvested shares of restricted stock units	24,637	37,877
Warrants to purchase common stock	3,012	20,603

Weighted-average shares outstanding-common stock, diluted	30,461,974	29,998,490

Net income per share- common stock:
Basic	$0.01	$0.09
Diluted	$0.01	$0.08

Weighted-average shares outstanding-common stock subject to put:
Basic	—	135,635
Diluted	—	135,635

Net income attributable to common stockholders per common share subject to put:
Basic	$—	$0.09
Diluted	$—	$0.08

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Stock options and restricted stock units	167,203	9,171
Common stock warrants	2,000	2,000
Recent Pronouncements
     In April 2009, the FASB issued three Staff Positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, clarifies the objective and method of fair value measurement when there has been a significant decrease in market activity for the asset being measured. FSP No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and FSP No. 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, extends the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of the adoption of FSP No. FAS 157-4, FSP No. FAS 115-2 and FSP No. FAS 124-2 on its consolidated financial statements. FSP No. FAS 107-1 and APB No. 28-1 may result in increased disclosures in the second quarter of 2009.
     In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After the effective date of SFAS 141(R), all changes to tax uncertainties and deferred tax asset valuation allowances established in business combination accounting should be recognized in accordance with SFAS 141(R), generally as an adjustment to income tax expense. For the Company’s acquisition of M:Metrics, Inc. (see Note 3), the effects of changes outside of the measurement period (or within the measurement period if the changes result from new information about facts that arose after the acquisition date) to deferred tax asset valuation allowances established in acquisition accounting will be recognized directly as an adjustment to income tax expense. The adoption of SFAS 141( R) did not have a material impact on the Company’s consolidated results of operation or financial position.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of the consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.
3. Acquisition
     On May 28, 2008, comScore completed its merger with M:Metrics, Inc. (“M:Metrics”), a provider of marketing and media intelligence for the mobile medium in the United States and internationally, pursuant to the Agreement and Plan of Merger dated May 28, 2008, (the “Merger”). Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of M:Metrics in a cash transaction for approximately $46.0 million. The total preliminary purchase price of $46.0 million is comprised of $44.3 million in cash consideration, $1.2 million in expenses paid on M:Metrics’ behalf and estimated acquisition related transaction costs of approximately $480,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

Cash and cash equivalents	$1,554
Accounts receivable	2,010
Prepaid expenses and other current assets	226
Property and equipment	464
Other long term assets	85
Deferred tax assets, net	3,667
Accounts payable	(865)
Other accrued liabilities	(3,469)
Deferred revenue	(5,473)
Other long-term liabilities	(145)

Net tangible liabilities to be acquired	(1,946)
Definite-lived intangible assets acquired	10,160
Goodwill	37,806

Total estimated purchase price	$46,020

     Included in the preliminary purchase price allocation were $9.6 million of deferred tax assets and $3.6 million of deferred tax liabilities initially offset by a full valuation allowance of $6.0 million. In connection with the reduction of the deferred tax asset valuation allowance recorded as of December 31, 2008 (see Note 7), the Company recorded a $3.7 million reduction in the valuation allowance recorded for the acquired deferred tax assets of M:Metrics with a corresponding reduction of goodwill.
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
4. Investments and Fair Value Measurements
     As of March 31, 2009 and December 31, 2008, the Company had $2.9 million invested in auction rate securities, all of which are classified as long-term investments on its consolidated balance sheets.
     Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. These

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
securities often are insured against loss of principal and interest by bond insurers. In prior years, the Company invested in these securities for short periods of time as part of its investment policy. However, the uncertainties in the credit markets have prevented the Company and other investors from liquidating holdings of certain auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared.
     As of March 31, 2009 and December 31, 2008, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As there is no active market for these investments, the Company values its auction rate securities using a discounted cash flow model that takes into consideration the securities’ coupon rate, the discount rate and the expected date liquidity will be restored. The discount rate reflects the financial condition of the issuers and the bond insurers and incorporates a discount for illiquidity. As of March 31, 2009 and December 31, 2008, the estimated fair value of the auction rate securities was below cost, or par value, resulting in an unrealized loss.
     During the year ended December 31, 2008, the length of time and the extent to which the auction rate securities were valued below cost both increased significantly. As of December 31, 2008, the credit ratings of the issuers had deteriorated to a range of A- to B and the bond insurers saw similar downgrades to a range of BBB to C. As a result, the Company concluded that the unrealized losses on its auction rate securities at December 31, 2008 represented an other-than-temporary impairment and recorded a charge $2.2 million in earnings. During the three months ended March 31, 2009, the auction rate securities continued to fail at auction and remain at an unrealized loss position. However, credit spreads and credit ratings of the issues and bond insurers were more stable during that quarter. As of March 31, 2009, based on the Company’s updated valuation, no further adjustments to the carrying value of these investments was necessary.
     The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of March 31, 2009 and December 31, 2008. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.
     Marketable securities, which are classified as available-for-sale, are summarized below.

		Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(Unaudited)
	(In thousands)
As of March 31, 2009:
U.S. treasury bills	$16,446	$40	$—	$16,486	$16,486	$—
U.S. treasury notes	28,505	48	—	28,553	28,553	—
Auction rate securities	2,861	—	—	2,861	—	2,861

	$47,812	$88	$—	$47,900	$45,039	$2,861

		Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)
As of December 31, 2008:
U.S. treasury bills	$24,931	$55	$—	$24,986	$24,986	$—
U.S. treasury notes	12,694	120	—	12,814	12,178	636
Auction rate securities	2,861	—	—	2,861	—	2,861

	$40,486	$175	$—	$40,661	$37,164	$3,497

     There were no gross unrealized losses related to available-for-sale securities as of March 31, 2009 and December 31, 2008 other than the auction rate securities, for which the unrealized loss was deemed other- than- temporary and included in earnings during 2008.
     The fair value hierarchy of the Company’s marketable securities at fair value as of March 31, 2009 and December 31, 2008 is as follows:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
	(In thousands)
Assets:
U.S. treasury bills	$16,486	$16,486	$—	$—
U.S. treasury notes	28,553	28,553	—	—
Auction rate securities	2,861	—	—	2,861

Total	$47,900	$45,039	$—	$2,861

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

     From December 31, 2008 through March 31, 2009, there was no change in the balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3).
5. Goodwill and Intangible Assets
     The carrying amounts of goodwill and intangible assets are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Goodwill	$39,171	$39,114

Intangible assets consist of the following:
Customer relationships	$2,907	$2,927
Acquired methodologies/technology	2,369	2,378
Intellectual property	2,543	2,547
Panel	1,690	1,701

Total intangible assets	9,509	9,553
Accumulated amortization	(1,063)	(748)

Intangible assets, net	$8,446	$8,805

     Amortization expense related to intangible assets was approximately $320,000 and $7,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
6. Commitments and Contingencies
Leases
     The Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

	March 31, 2009
	Capital	Operating
	Leases	Leases
2009	$766	$4,023
2010	—	5,351
2011	—	5,034
2012	—	4,724
2013	—	4,340
Thereafter	—	20,915

Total minimum lease payments	766	$44,387

Less amount representing interest	(26)

Present value of net minimum lease payments	740
Less current portion	(740)

Capital lease obligations, long-term	$—

     Total rent expense was $1.2 million and $718,000 for the three months ended March 31, 2009 and 2008, respectively.
     In January 2009, the Company amended an existing lease with a landlord and added approximately 7,264 square feet of additional space for its Seattle office. The base rent increased from approximately $289,000 per annum to $672,000 and escalates 3% per annum over the lease term. The lease expires May 2011. The Company consolidated the comScore and M:Metrics Seattle offices into this expanded office in March 2009. In connection with this lease, the Company recorded $350,000 of deferred rent and capitalized assets as a result of landlord allowances. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
Contingencies
     On March 31, 2009, the Company renewed its $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit includes no restrictive financial covenants and expires March 31, 2010. As of March 31, 2009, no amounts were borrowed against the line of credit and $4.4 million of letters of credit were outstanding, leaving $600,000 available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement. In April 2009, one letter of credit was reduced by approximately $170,000 leaving $770,000 available for additional letters of credit or other borrowings.
     The Company has no asserted claims as of March 31, 2009, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
7. Income Taxes
     The Company’s tax provision for interim periods is calculated using an estimate of its overall annual effective tax rate by applying the rate to ordinary book income before taxes in accordance with the interim reporting requirements of SFAS No. 109, “Accounting for Income Taxes,” APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Additionally, the income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income are determined separately and recognized in the period in which the items arise.
     During the three months ended March 31, 2009 and 2008, the Company recorded income tax provisions of $1.2 million and $1.7 million, respectively, resulting in effective tax rates of 80.90% and 39.87%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to state income taxes, foreign income taxes, and certain nondeductible expenses such as certain stock compensation and meals and entertainment. In particular, during the three month period ended March 31, 2009, a number of shares subject to restricted stock awards vested during a time when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the deduction of the expense on such shares for the purposes of calculating our income taxes was less than the amount of expense that was recognized for the purposes of our financial statements. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been previously realized. However, as described below, the Company has not yet realized its windfall tax benefits because the tax benefits have not resulted in a

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
reduction to current taxes payable. Therefore, the tax provision impact of the shortfall totaling $503,000 has been included in income tax expense for the three month period ended March 31, 2009.
     The exercise of certain stock options during the three months ended March 31, 2009 and 2008, respectively, generated income tax deductions equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123R, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce its income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time the Company utilizes its net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     As of March 31, 2009 and December 31, 2008, the Company had a valuation allowance of $2.9 million and $2.8 million, respectively, against certain deferred tax assets, which were related to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary and the deferred tax asset related to the impairment recognized on auction rate securities. As of December 31, 2008, the Company concluded that it was more likely than not that a portion of its U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a reduction in the deferred tax asset valuation allowance was necessary. In making that determination, the Company considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, the Company reduced the valuation allowance against its deferred tax assets to $2.8 million as of December 31, 2008.
     As of March 31, 2009, the Company concluded that no events occurred during the three months ended March 31, 2009 that would impact its valuation allowance against deferred tax assets. Management will continue to evaluate its valuation allowance position on a regular basis. To the extent the Company determines all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, the Company may recognize an income tax provision in that period. It is expected that any such reduction of or addition to the Company’s valuation allowance would have a material impact on the Company’s results from operations.
     As of March 31, 2009 and December 31, 2008, the Company had approximately $240,000 of unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2009 and December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2004, although carryforward tax attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
8. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2008 and March 31, 2009, the Plans provided for the issuance of a maximum of approximately 5.4 million shares and 6.6 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2009, the shares available for grant increased 1,165,205 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of March 31, 2009, 2,778,446 shares were available for future grant under the 2007 Plan.
     The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. During the three months ended March 31, 2009, no stock options were granted.
     A summary of the Plans is presented below:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2008	1,453,370	$2.26

Options granted	—	—
Options exercised	177,959	$0.69		$1,371
Options forfeited	8,992	$5.28
Options expired	947	$6.16

Options outstanding at March 31, 2009	1,265,472	$2.46	5.49	$12,189

Options exercisable at March 31, 2009	1,124,248	$1.92	5.26	$11,433

     The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at March 31, 2009.The aggregate intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. As of March 31, 2009, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $653,000, which the Company expects to recognize over a weighted average period of approximately 0.83 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended March 31, 2009, 51,117 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of March 31, 2009 is presented as follows:

			Total Number	Weighted
		Restricted	of Shares	Average
	Restricted	Stock	Underlying	Grant-Date Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2008	1,043,101	96,673	1,139,774	$18.53
Granted	689,839	66,970	756,809	8.02
Vested	287,158	16,152	303,310	14.43
Forfeited	51,117	—	51,117	23.32

Nonvested at March 31, 2009	1,394,665	147,491	1,542,156	$14.02

     The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of March 31, 2009 was $18.6 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of March 31, 2009 was 3.1 years.
     The Company granted nonvested stock awards at no cost to recipients during the three months ended March 31, 2009. As of March 31, 2009, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $19.6 million, which the Company expects to recognize over a weighted average period of approximately 1.98 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 303,310 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended March 31, 2009, the Company repurchased 107,738 shares at an aggregate purchase price of approximately $1.1 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At March 31, 2009, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,778,446
Common stock available for outstanding options and restricted stock units	1,412,963
Common stock warrants	26,375

4,217,784

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2009 and 2008 is set forth below:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
United States	$25,990	$23,017
Canada	1,444	1,413
United Kingdom/Other	3,190	1,940

Total Revenues	$30,624	$26,370

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
United States	$18,165	$17,468
Canada	48	66
United Kingdom/Other	141	163

Total	$18,354	$17,697

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this document. See also “Cautionary Notes Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium
     Our total revenues have grown to $117.4 million during the fiscal year ending December 31, 2008 and $30.6 million for the first quarter of 2009 from $50.2 million during the fiscal year ended December 31, 2005. By comparison, our total expenses from operations have grown to

$106.4 million for the year ended 2008 and $29.4 for the first quarter of 2009 from $54.1 million during the fiscal year ended December 31, 2005. The growth in our revenues during this period was primarily the result of:
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
     As of March 31, 2009, we had 1,181 customers, compared to 565 as of December 31, 2005. We sell most of our products through our direct sales force.
          As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During the three months ended March 31, 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the effects of the current economic downturn. Further, certain of our existing customers have exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Despite this economic downturn, we continued to add net new customers during the first quarter of 2009, and our existing customers renewed their subscriptions at a rate of over 90% based on revenue renewed in the quarter ended March 31, 2009. However, if these adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
Our Revenues
     We derive our revenues primarily from the fees that we charge for subscription-based products and customized projects. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. We market our subscription-based products, customized projects and survey services within the comScore Media Metrix product family, comScore Marketing Solutions and through our mobile solutions.
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenue increased to 75% of total revenues in 2006, to 79% of total revenues in 2007, to 83% of total revenues in 2008, and to 87% during the three months ended March 31, 2009.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2008, our international revenues were $16.5 million, an increase of $6.4 million, or 63% compared to 2007. For the three months ended March 31, 2009, our international revenues were $4.6 million, an increase of $1.2 million or 35% over international revenues of $3.4 million for the three months ended March 31, 2008. International revenues comprised approximately 12%, 14% and 15% of our total revenues for the fiscal years ended December 31, 2007 and 2008 and the three months ended March 31, 2009, respectively.
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
     In 2007, we launched Campaign Metrix, a suite of products that enables our customers to measure their return on investment from their investment in digital marketing campaigns and that we believe will help their revenue growth. In 2008, we also launched Brand Metrix, which shows customers the test compared to control effectiveness of a campaign using survey-based metrics that we collect for our Ad Recruit technology. Project revenues from Campaign Metrix and Brand Metrix are generated when a customer accesses or downloads a report through our Web site. Pricing for our Campaign Metrix and Brand Metrix products are presently based on the scope of the information provided in the report generated by the customer.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
          Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of a subscription to our online database combined with customized services. These arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables . We have determined that there is not objective and reliable evidence of fair value for any of our services and, therefore, account for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. We recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized service delivered.
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
Fair Value Measurements
     As of January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
     Our investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices. Level 3 instruments are valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. The types of instruments valued based on quoted market prices in active markets include all U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include the illiquid auction rate securities. Such instruments are classified within Level 3 of the fair value hierarchy.
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

     Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. In accordance with SFAS 142, we have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill required under SFAS 142 at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no indicators of impairment suggesting that an interim assessment was necessary for goodwill during the three months ended March 31, 2009 and 2008.
Long-lived assets
     Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2009 or 2008.
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
Income Taxes
     We account for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the net deferred tax asset, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. In evaluating projections of future taxable income, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. To the extent that we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the net carrying value of such assets.
     As of March 31, 2009, we had both federal and state net operating loss carryforwards for tax purposes of approximately $61.9 million and $32.6 million, respectively. These net operating loss carryforwards will begin to expire in 2021 for federal and in 2014 for state income tax reporting purposes. In addition, at March 31, 2009, we had an aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries of $9.7 million, which begins to expire in 2014.
     As of March 31, 2009 and December 31, 2008, we recorded valuation allowances against certain deferred tax assets of $2.9 million and $2.8 million, respectively. At March 31, 2009 and December 31, 2008, the remaining valuation allowance related to the acquired deferred tax assets of our M:Metrics UK subsidiary and the deferred tax asset related to the impairment recorded on our marketable securities in the U.S.

     As of December 31, 2008, we concluded that it was more likely than not that a substantial portion of our U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a further reduction of our valuation allowance was necessary. In making that determination, we considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, we recorded a reduction in the deferred tax asset valuation allowance of approximately $20.4 million. As of March 31, 2009, we concluded that no events occurred during the three months ended March 31, 2009 that would impact our valuation allowance against deferred tax assets.
     The exercise of stock options during the three months ended March 31, 2009 and 2008 generated income tax deductions equal to the excess of the fair market value over the exercise price. In accordance with SFAS No. 123R, Share Based Compensation (“SFAS 123R”), we will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, we have not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as we utilize these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.
     During the three month period ended March 31, 2009, a number of shares subject to restricted stock awards vested during a time when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the deduction of the expense for the purposes of calculating our taxes was less than the amount of expense that was recognized for the purposes of our financial statements. This shortfall of tax deductions would ordinarily reduce additional paid-in capital to the extent windfall tax benefits had been previously realized. However, we have not yet realized windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable. Therefore, the tax provision impact of the shortfall totaling $503,000 has been included in income tax expense for the three month period ended March 31, 2009. Looking forward, we expect our income tax provisions for future reporting periods of 2009 will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. As of the adoption date of FIN 48 on January 1, 2007, we did not have any material gross unrecognized tax benefits. As of March 31, 2009 and December 31, 2008, we had unrecognized tax benefits of $240,000 on a tax affected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2009 and December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2004, although carryforward tax attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
Stock-Based Compensation
     We recognize stock-based compensation in accordance with SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on estimated fair value on the date of grant. We estimate the fair value of our stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key variables in the Black-Scholes option-pricing model include the expected volatility of our common stock price, the expected term of the award and the risk-free interest rate. In addition, under SFAS 123R, we are required to estimate forfeitures of unvested awards when recognizing compensation expense.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense we record may differ significantly from what we have previously recorded. Beginning in 2007, we made use of restricted stock awards and reduced our use of stock options as a form of stock-based compensation.
     At March 31, 2009, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $20.2 million, which is expected to be recognized over a weighted-average period of 1.94 years.
     The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to restricted stock and/or stock options issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time. In addition, changes to our incentive compensation plan that heavily favor stock-based compensation are expected to cause stock-based compensation expense to increase in absolute dollars.
Seasonality
     Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter.
Results of Operations
     The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues	100.0%	100.0%

Cost of revenues	32.8	26.6
Selling and marketing	34.2	33.9
Research and development	13.1	11.6
General and administrative	14.7	14.7
Amortization	1.0	—

Total expenses from operations	95.8	86.8

Income from operations	4.2	13.2
Interest income, net	0.6	3.1
Loss from foreign currency	—	(0.2)

Income before income taxes	4.8	16.1
Provision for income taxes	(3.9)	(6.4)

Net income	0.9%	9.7%

Three Month Period ended March 31, 2009 compared to the Three Month Period ended March 31, 2008
Revenues

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Unaudited)
	(In thousands)
Total revenues	$30,624	$26,370	$4,254	16.1%

     Total revenues increased by approximately $4.3 million in the three months ended March 31, 2009 as compared to the same period in 2008. The revenue growth was primarily due to a combination of increased sales to our existing customer base and continued growth of our customer base. Our total customer base grew by a net increase of 233 customers to 1,181 customers at March 31, 2009 from 948 at March 31, 2008. Sales to existing customers based in the U.S. totaled $23.3 million in the three months ended March 31, 2009, which was $3.6 million higher than in the same period in 2008. In addition, revenues from new U.S. customers in the three months ended March 31, 2009 were $2.7 million, a decrease of approximately $700,000 as compared to the three months ended March 31, 2008. Despite the decrease in revenues from new U.S. customer, revenues from customers outside of the U.S. totaled approximately $4.6 million, or approximately 15% of total revenues, in the three months ended March 31, 2009, which was an increase of $1.2 million as compared to the same period in 2008. This increase was due primarily to our ongoing expansion efforts in Europe, Canada, Asia and Latin America.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $5.0 million from $21.5 million during the three months ended March 31, 2008 to $26.5 million during the three months ended March 31, 2009. Our project-based revenues, decreased by $800,000 from $4.9 million in the three months ended March 31, 2008 to $4.1 million in the three months ended March 31, 2009. We believe that this decrease may be mostly attributable to the impact of general economic conditions upon our customers’ budgets and capacity for spending on market research.
Cost of Revenues

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Unaudited)
	(In thousands)
Total cost of revenues	$10,036	$7,017	$3,019	43.0%
As a percentage of revenues	32.8%	26.6%
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
     Cost of revenues increased by approximately $3.0 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to a $1.3 million increase in panel, data and bandwidth costs in support of our consumer panel. In addition, we experienced an approximately $1.1 million increase in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce hired to support a larger product and customer base than in the first quarter of 2008. In addition, we attribute approximately $470,000 to increases in allocated overhead costs such as depreciation and rent. Cost of revenues increased as a percentage of revenues by 6.2 percentage points during the three months ended March 31, 2009 over the same period in 2008. This increase was primarily due to the increase in costs to build and maintain our panel to support future growth. In addition, the headcount and costs associated with our technology staff grew at a faster rate relative to our revenue growth.
     We expect cost of revenues to increase in absolute dollar amounts as we continue to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure and benefit from the synergies resulting from the integration of M:Metrics for our panel recruiting activities.
Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Unaudited)
	(In thousands)
Total selling and marketing expense	$10,486	$8,945	$1,541	17.2%
As a percentage of revenues	34.2%	33.9%
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
     Selling and marketing expenses increased by $1.5 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to a $685,000 increase in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets and the additional costs related to our acquisition of M:Metrics that did not exist in the first quarter of 2008. We also experienced a $692,000 increase in stock-based compensation as compared to the same period in 2008 due to our increased use of equity compensation for our sales and marketing employees and increased hiring of personnel in these departments in recent periods. Our selling and marketing headcount totaled 248 employees as of March 31, 2009, an increase of 36 employees as compared to March 31, 2008. In addition, we also experienced an increase allocation of overhead costs such as rent due to the increased headcount and size of our sales and marketing functions and overall increase in overhead costs. Selling and marketing expenses as a percentage of revenues increased slightly in the three months ended March 31, 2009 as compared to the same period in 2008 due to increased costs relative to the revenue generated for the period.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Unaudited)
	(In thousands)
Total research and development expense	$4,005	$3,070	$935	30.5%
As a percentage of revenues	13.1%	11.6%
     Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, including rent and depreciation.
     Research and development expenses increased by $935,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to a $570,000 increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. We also experienced a $124,000 increase in stock-based compensation as compared to the same period in 2008 due to our increased use of equity compensation as well as our increased headcount, and a small increase in costs paid to outsourced service providers to support our development of new products. In addition, we also experienced an increase allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions and overall increase in overhead costs. Research and development costs increased as a percentage of revenues for the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to our investments in research and development new product initiatives relative to our growth in revenues.
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
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Unaudited)
	(In thousands)
Total general and administrative expense	$4,507	$3,886	$621	16.0%
As a percentage of revenues	14.7%	14.7%
     General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated rent and depreciation, and expenses incurred for other general corporate purposes.

     General and administrative expenses increased by $621,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was primarily due to $345,000 from professional fees such as tax and accounting services and legal fees, and $206,000 in bad debt expense as compared to the same period in 2008. Employee salaries, benefits and related costs decreased $127,000 but were offset by a $162,000 increase in stock-based compensation due to our increased use of equity compensation for our general and administrative employees. In addition, we attributed the remaining increase to increases in allocated overhead costs such as rent. General and administrative expenses as a percentage of revenue were consistent with the comparable prior year period.
     We expect general and administrative expenses to increase in future annual periods as we continue to incur increased costs related to increases in outside professional fees, stock-based compensation and allocated costs such as rent, both in absolute dollars and as a percentage of revenues.
Amortization Expense

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Unaudited)
	(In thousands)
Total amortization expense	$320	$7	$313	NA
As a percentage of revenues	1.0%	—%
     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense increased $313,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to the presence of amortization of intangible assets that were acquired during the second quarter of 2008 in connection with the M:Metrics acquisition and were not otherwise included in our financial results during the first quarter of 2008.
     Absent additional acquisitions, we expect amortization expense to remain constant in the near term, as the remaining amount of intangible assets related to previous acquisitions is amortized.
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
     Interest income, net for the three months ended March 31, 2009 was $175,000 as compared to $819,000 for the three months ended March 31, 2008. The decrease of $644,000 during the three months ended March 31, 2009 was due to a smaller average cash balance due to the use of cash in mid 2008 for the acquisition of M:Metrics and lower interest rates earned on our investments than those available in the prior year period. Our cash, cash equivalents and investments decreased by $38.7 million to $72.9 million at March 31, 2009 primarily due to the acquisition of M:Metrics and, to a lesser extent, losses on investments.
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
     During the three months ended March 31, 2009, we recorded a gain of $12,000 as compared to a loss of $55,000 during the three months ended March 31, 2008. Our foreign currency transactions are almost entirely recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.
Provision for Income Taxes
     During the three months ended March 31, 2009 and 2008, we recorded income tax provisions of $1.2 million and $1.7 million, respectively. The tax provision for the three months ended March 31, 2009 was primarily attributable to a current tax credit of $73,000 offset by the utilization of our U.S. deferred tax assets of $750,000 and a discrete deferred tax asset write-off of $503,000. The tax provision for the three months ended March 31, 2008 was primarily attributable to current taxes of $65,000 and the utilization of our U.S. deferred tax assets of $1.7 million, offset by a discrete release of the valuation allowance of $111,000 associated with a foreign entity.
     During the three months ended March 31, 2009, certain restricted stock awards vested which generated a tax deduction at a market price that was less than the price of the restricted stock on the dates the shares were granted. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been realized in prior years. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three months ended March 31, 2009 was impacted. The tax provision impact of the shortfall totaling $503,000 has been included in income tax expense for the three months ended March 31, 2009.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$2,224	$10,335
Net cash used in investing activities	(10,179)	(23,640)
Net cash used in financing activities	(1,190)	(814)
Effect of exchange rate changes on cash	(126)	(110)

Net decrease in cash and cash equivalents	$(9,271)	$(14,229)

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the purchase of equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. Since the beginning of 2006, we have purchased over $13.3 million in property and equipment, exclusive of $9.8 million of property and equipment funded through landlord allowances received in connection with our new Chicago, Reston and San Francisco office leases, made $4.9 million in principal payments on capital lease obligations, and spent $44.9 million as the cash component of consideration paid for acquisitions.
     As of March 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $70.1 million which represent remaining proceeds from our initial public offering in July 2007 and cash generated from operating activities. As of March 31, 2009, we held $2.9 million in long-term investments consisting of auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of March 31, 2009, these investments were fully backed by investment grade bonds and are insured against loss of principal and interest by bond insurers whose ratings were under review and downgraded through December 31, 2008 but remained substantially unchanged during the three month period ending March 31, 2009. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term. Based on our Company’s updated valuation, no additional adjustment to recorded values was necessary during the three months ended March 31, 2009.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $2.2 million of net cash from operating activities during the three months ended March 31, 2009. The significant components of cash flows from operations were net income of $277,000, adjusted for $4.1 million in non-cash depreciation, amortization and stock-based compensation expenses and $271,000 in bad debt expense, and a $1.3 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $1.3 million in deferred income taxes and a $350,000 increase in deferred rent associated with landlord leasehold improvement allowances received in connection with our expanded Seattle office space, offset by a $2.4 million increase in accounts receivable, a $2.5 million decrease in accounts payable and accrued expenses and a $307,000 increase in prepaid expenses and other current assets.

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
     We used $10.2 million of net cash in investing activities during the three months ended March 31, 2009, a net $7.3 million of which was used to purchase investments. In addition, $2.9 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $350,000 was funded through landlord allowances received in connection with our Seattle office lease.
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
Financing Activities
     We used $1.2 million of cash during the three months ended March 31, 2009 from financing activities. This included $1.1 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $237,000 to make payments on our capital lease obligations offset by $123,000 in proceeds from the exercise of our common stock options.
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
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In prior years, we financed the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity.
     On March 31, 2009, we renewed a $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit includes no restrictive financial covenants and expires on March 31, 2010. As of March 31, 2009, no amounts were borrowed against the line of credit and $4.4 million of letters of credit were outstanding, leaving $600,000 available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement. Subsequently, in April 2009, one letter of credit was reduced by approximately $170,000 leaving $770,000 available for additional letters of credit or other borrowings.

Future Capital Requirements
     We believe that our existing cash, cash equivalents, and short-term investments and operating cash flow, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months. In addition, we expect that the remaining net proceeds from our IPO will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that the remaining funds from our IPO combined with existing cash, cash equivalents, short-term investments and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of March 31, 2009, our cash reserves were maintained in bank deposit accounts, certificates of deposit, treasury bills, treasury notes, and auction rate securities totaling $72.9 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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
Interest Rate Sensitivity
     As of March 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $70.1 million. These amounts were invested primarily in bank deposit account, certificates of deposit, U.S. treasury bills and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the three months ended March 31, 2009, our interest exposure would have been approximately $729,000, assuming consistent investment levels.
Auction Rate Securities
     As of March 31, 2009, we held $2.9 million in long-term investments consisting of auction rate securities. In prior years we invested in these securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of March 31, 2009, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C. However, as of March 31, 2009 and December 31, 2008 five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million concluding that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. As of December 31, 2008, based on the valuation models and an analysis of the other-than-temporary impairment factors we recorded a pre-tax impairment charge of $2.2 million related to our auction rate securities. During the three months ended March 31, 2009, the auction rate securities continued to fail at auction and remain at an unrealized loss position. However, the credit spreads and credit ratings of the issues and bond insurers were more stable as compared to year end. As of March 31, 2009, based on our updated valuation, no further adjustments to the carrying value of these investments was necessary.
     If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of March 31, 2009 and December 31, 2008.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rule and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to slow, recede or experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow throughout 2008, and is expected to slow further or recede in 2009 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
     In the first quarter of 2009, our renewal rates for our subscription-based products have remained reasonably consistent on a dollar-basis with prior recent quarters. However, we experienced declines in project revenues and renewal rates of smaller customers in the three month period ended March 31, 2009. If this trend continues, these declines may negatively impact our business.
We derive a significant portion of our revenues from sales of our subscription-based digital marketing intelligence products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 83%, during full-year 2008 and 87% during the three months ending March 31, 2009. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customer base and potential growth opportunities;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
     We have in the past and may in the future change our methodologies or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. In 2008, as we integrated our existing methodologies into the product and services offered by M:Metrics, which we acquired in mid-2008, some customers may have become dissatisfied and may decide not to continue purchasing their subscriptions. Future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause similar customer dissatisfaction and result in loss of customers.
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
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the year ended December 31, 2008 we derived over 30% of our total revenues from our top 10 customers. For the three months ended March 31, 2009 we derived over 29% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
     We derive a significant portion of our revenues from a single customer, Microsoft Corporation. During both the year ended December 31, 2008 and the three months ended March 31, 2009, we derived approximately 12% of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
     During the first quarter of 2009, the value of the U.S. Dollar has appreciated against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the price of our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results. Likewise, as the U.S. Dollar has appreciated, our contracts denominated in foreign currencies have resulted in reduced revenues.
If we fail to respond to technological developments, our products may become obsolete or less competitive.
     Our future success will depend in part on our ability to modify or enhance our products to meet customer needs, to add functionality and to address technological advancements. For example, if certain handheld devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on online activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
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
     Some of our current competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development or development of systems and technologies than we can. In addition, some of our competitors may adopt more aggressive pricing policies or have started to provide some services at no cost. Furthermore, large software companies, Internet portals and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers.
     If we are unable to compete successfully against our current and future competitors, we may not be able to retain and acquire customers, and we may consequently experience a decline in revenues, reduced operating margins, loss of market share and diminished value from our products.
We may encounter difficulties managing our growth, which could adversely affect our results of operations.
     We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown. We increased our total number of full time employees to 581 employees as of December 31, 2008 from 176 employees as of December 31, 2003, and we expect that we may need to turnover or reduce certain portions of our workforce, and manage or adjust the compensation levels of our workforce to meet our strategic objectives. Such actions may expose us to disruption by dissatisfied employees or employee-related claims. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and growth requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our growth, our business may be impaired.
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
     Although we achieved net income in the 2008 fiscal year of $25.2 million, and $277,000 for the three months ended March 31, 2009. We cannot assure you that we will continue to sustain or increase profitability in the future. As of March 31, 2009, we had an accumulated deficit of $55.4 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
     Our success and future growth depends to a significant degree on the skills and continued services of our management team, including our founders, Magid M. Abraham, Ph.D. and Gian M. Fulgoni. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally, which will likely increase our recruiting and hiring costs. Competition for these types of personnel is intense, particularly in the Internet and software industries. In addition, our recent actions to adjust compensation in favor of equity incentive compensation over cash compensation in order to better align employee interests with shareholder interest may negatively impact our ability to attract and retain important personnel. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
     As of March 31, 2009, we had federal and state net operating loss carryforwards for tax purposes of approximately $61.9 million and $32.6 million, respectively. These net operating loss carryforwards will begin to expire in 2021 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
     In addition, at March 31, 2009 we had aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries of $9.7 million, which will begin to expire in 2014.
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
     As of March 31, 2009, we had a valuation allowance of $2.9 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary and the deferred tax asset related to the unrealized impairment on the marketable securities in the U.S. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we may recognize an income tax provision in that period. These events could have a material impact on our reported results of operations.
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
     As of March 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $70.1 million. As of March 31, 2009 we held $2.9 in long-term investments consisting of $2.9 million in auction rate securities, with a par value of $5.1 million. As of December 31, 2008 we held $3.5 million in long-term investments consisting of $2.9 million in auction rate securities, with a par value of $5.1 million, and $636,000 in other long-term fixed income securities. In prior years we invested in auction rate securities. Auctions for some of these adjustable rate securities have failed, and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. These developments have resulted in the classification of all of these securities as long-term investments in our consolidated financial statements.
     The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2008, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C. However, as of March 31, 2009 and December 31, 2008, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million assuming that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration, the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. Based on the valuation models and an analysis of other-than-temporary impairment factors, we concluded during the year ended December 31, 2008 that our investments in auction rate securities have experienced an other-than-temporary decline in fair value. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments. During the three months ended March 31, 2009, based on our updated valuation, no further adjustments to the carrying value of these investments was necessary. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of March 31, 2009 and December 31, 2008. If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings continue to deteriorate, we may in the future be required to record further impairment charges on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2009
     None.
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
     The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. Except as discussed below, we currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. We used approximately $9.5 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We used $44.5 million for the acquisition of M:Metrics, Inc. We currently have no agreements or commitments with respect to acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.

     Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on June 28, 2007.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended March 31, 2009, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
January 1 — January 31, 2009	28,293	$0.73	—	—
February 1 — February 28, 2009	69,045	$5.90	—	—
March 1 — March 31, 2009	61,517	$10.53	—	—

Total	158,855		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.
     For the three months ended March 31, 2009, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2009	26,646	$0.00
February 1 — February 28, 2009	17,953	$0.00
March 1 — March 31, 2009	6,518	$0.00

Total	51,117

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2009, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2009	1,647	$12.61
February 1 — February 28, 2009	51,092	$7.97
March 1 — March 31, 2009	54,999	$11.78

Total	107,738

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

comScore, Inc.
/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 11, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1(2)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)

10.2(3)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(3)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.