Form 10-Q
period 2009-06-30
COMSCORE, INC.
filed 2009-08-10
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2009, there were 30,133,958 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
     We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended. Investors and potential investors should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share and per
	share data)
Assets
Current assets:
Cash and cash equivalents	$31,064	$34,297
Short-term investments	42,943	37,164
Accounts receivable, net of allowances of $450 and $479, respectively	25,139	29,947
Prepaid expenses and other current assets	2,608	1,871
Deferred tax asset	13,211	13,304

Total current assets	114,965	116,583
Long-term investments	7,439	3,497
Property and equipment, net	17,577	17,697
Other non-current assets	138	131
Long-term deferred tax asset	10,464	13,736
Intangible assets, net	8,444	8,805
Goodwill	40,145	39,114

Total assets	$199,172	$199,563

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,385	$1,755
Accrued expenses	6,572	9,432
Deferred revenues	40,678	42,779
Deferred rent	1,182	1,049
Capital lease obligations	499	977

Total current liabilities	50,316	55,992

Deferred rent, long-term	8,581	8,691

Total liabilities	58,897	64,683

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 30,130,763 and 29,130,140 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	30	29
Treasury stock, 415,054 and 164,395 shares at cost, at June 30, 2009 and December 31, 2008, respectively	(2,517)	(1,265)
Additional paid-in capital	197,032	192,612
Accumulated other comprehensive loss	(78)	(842)
Accumulated deficit	(54,192)	(55,654)

Total stockholders’ equity	140,275	134,880

Total liabilities and stockholders’ equity	$199,172	$199,563

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share data)
Revenues	$31,374	$28,750	$61,998	$55,120
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	9,695	7,857	19,731	14,874
Selling and marketing (1)	10,329	9,516	20,815	18,461
Research and development (1)	4,528	3,637	8,533	6,707
General and administrative (1)	4,015	4,444	8,522	8,330
Amortization of intangible assets resulting from acquisitions	327	122	647	129

Total expenses from operations	28,894	25,576	58,248	48,501

Income from operations	2,480	3,174	3,750	6,619

Interest income, net	132	492	307	1,311
Gain (loss) from foreign currency	7	(87)	19	(142)
Other income	2	—	2	—
Impairment of marketable securities	—	(386)	—	(386)

Income before income taxes	2,621	3,193	4,078	7,402

Provision for income taxes	(1,436)	(1,483)	(2,616)	(3,161)

Net income	$1,185	$1,710	$1,462	$4,241

Net income available to common stockholders per common share:
Basic	$0.04	$0.06	$0.05	$0.15
Diluted	$0.04	$0.06	$0.05	$0.14

Weighted-average number of shares used in per share calculation — common stock:
Basic	30,052,515	28,651,067	29,766,531	28,424,191
Diluted	31,008,672	30,269,947	30,736,912	30,130,009

Net income available to common stockholders per common share subject to put:
Basic	$—	$0.06	$—	$0.15
Diluted	$—	$0.06	$—	$0.14

Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	—	2,981	—	69,308
Diluted	—	2,981	—	69,308

(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$327	$204	$647	$345
Selling and marketing	1,226	605	2,339	1,026
Research and development	306	168	544	282
General and administrative	672	613	1,301	1,080

Comprehensive income:
Net income	$1,185	$1,710	$1,462	$4,241
Other comprehensive income:
Foreign currency cumulative translation adjustment	948	28	819	(49)
Unrealized (loss) gain on marketable securities, net of tax effect of $1 and $35 for the three and six months ended June 30, 2009	(2)	117	(55)	(102)

Total comprehensive income	$2,131	$1,855	$2,226	$4,090

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities:
Net Income	$1,462	$4,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,197	2,243
Amortization of intangible assets resulting from acquisitions	647	129
Provision for bad debts and sales allowances	271	222
Stock- based compensation	4,827	2,733
Amortization of deferred rent	(308)	(24)
Deferred tax provision	2,459	2,957
Impairment of marketable securities	—	386
Loss on asset disposal	16	—
Changes in operating assets and liabilities:
Accounts receivable	5,003	1,055
Prepaid expenses and other current assets	(245)	279
Other non-current assets	—	28
Accounts payable, accrued expenses and other liabilities	(3,491)	(1,340)
Deferred revenues	(2,710)	3,726
Deferred rent	331	7,854

Net cash provided by operating activities	11,459	24,489

Investing activities:
Acquisition, net of cash acquired	—	(44,403)
Recovery of restricted cash	—	1,385
Purchase of investments	(36,336)	(64,129)
Sales and maturities of investments	26,526	65,332
Purchases of property and equipment	(4,142)	(10,066)

Net cash used in investing activities	(13,952)	(51,881)

Financing activities:
Proceeds from exercise of common stock options and warrants	290	714
Repurchase of common stock	(1,252)	(1,034)
Principal payments on capital lease obligations	(479)	(441)

Net cash used in financing activities	(1,441)	(761)
Effect of the exchange rate changes on cash	701	(56)

Net decrease in cash and cash equivalents	(3,233)	(28,209)
Cash and cash equivalents at beginning of period	34,297	68,368

Cash and cash equivalents at end of period	$31,064	$40,159

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, as amended by Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of all Majority-Owned Subsidiaries. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009 with the SEC. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter. All references to June 30, 2009 and 2008 or to the three or six months ended June 30, 2009 and 2008 in the notes to the consolidated financial statements are unaudited.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     As of January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), except as it applied to the nonfinancial assets and liabilities subject to FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which the Company adopted effective January 1, 2009. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly; Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value and determines the appropriate classification level for each reporting period. The Company is required to use significant judgments to make this determination.
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
     Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the three and six months ended June 30, 2009 and 2008 were not material.
     As of April 1, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”). FSP No. 115-2 modified the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:
•	Recognition of an other-than-temporary impairment charge for debt securities in an unrealized loss position is required if any of these conditions are met: (1) the Company does not expect to recover the entire amortized cost basis of the security, (2) the Company intends to sell the security or (3) it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis.

•	If the first condition above is met, but the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company is required to record the difference between the security’s amortized cost basis and its recoverable amount (representing the credit loss) in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then the Company is required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.
The Company concluded that its auction rate securities fall within the second and third criteria above, and as a result, the adoption of the FSP No. 115-2 had no effect on the Company’s consolidated financial statements as all previous impairments were deemed other-than-temporary and were recognized in earnings.
     Prior to the adoption of FSP No. 115-2, the intent and ability of the Company to hold the security until the market value recovered was a critical factor in determining whether any declines in the fair value of investments was other-than-temporary. Declines in value below cost for investments where it was considered probable that all contractual terms of the investment would be satisfied, due primarily to changes in market demand, and not because of increased credit risk, and where the Company intended and had the ability to hold the investment for a period of time sufficient to allow a market recovery, were not assumed to be other-than-temporary.
     Interest income on investments was $150,000 and $526,000 for the three months ended June 30, 2009 and 2008, respectively, and $344,000 and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. In accordance with SFAS 142, all of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill required under SFAS 142 at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2008 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2008 test.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	5 to 7
Customer relationships	7
Panel	7
Intellectual property	10
Impairment of Long-Lived Assets
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2009 or 2008.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The Company realized foreign currency transaction gains of $7,000 and $19,000 for the three and six months ended June 30, 2009, respectively, and incurred foreign currency transaction losses of $87,000 and $142,000 for the three and six months ended June 30, 2008, respectively. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
Stock-Based Compensation
     The Company accounts for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of the grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. The fair value of the restricted stock awards is determined based on the quoted market price of the Company’s common stock on the grant date. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. In accordance with SFAS 123R, the Company recorded stock-based compensation expense of $2.5 million and $4.8 million for the three and six months ended June 30, 2009, respectively, and $1.6 million and $2.7 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, there was an accrual for $1.1 million included in stock-based compensation expense for compensation earned during the six months ended June 30, 2009. This accrual will be settled with shares of restricted stock to be granted in 2010. As of December 31, 2008, there was an accrual for $369,000 for compensation earned during 2008 that was settled with shares of restricted stock granted in February 2009.
Income Taxes
     Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
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
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share data)
Net income	$1,185	$1,710	$1,462	$4,241

Weighted-average shares outstanding-common stock, basic	30,052,515	28,651,067	29,766,531	28,424,191
Dilutive effect of
Options to purchase common stock	919,600	1,576,807	938,278	1,657,846
Unvested shares of restricted stock units	27,516	21,879	26,076	27,576
Warrants to purchase common stock	9,041	20,194	6,027	20,396

Weighted-average shares outstanding-common stock, diluted	31,008,672	30,269,947	30,736,912	30,130,009

Net income per share-common stock:

Basic	$0.04	$0.06	$0.05	$0.15
Diluted	$0.04	$0.06	$0.05	$0.14

Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	—	2,981	—	69,308
Diluted	—	2,981	—	69,308

Net income available to common stockholders per common share subject to put:
Basic	$—	$0.06	$—	$0.15
Diluted	$—	$0.06	$—	$0.14
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Stock options and restricted stock units	73,983	29,134	120,593	19,041
Common stock warrants	2,000	2,000	2,000	2,000

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Recent Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it is not otherwise expected to have any impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning with its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued three Staff Positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly, clarifies the objective and method of fair value measurement when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, extends the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 and FSP No. 115-2 did not have a material impact on the Company’s consolidated financial statements. The adoption of FSP No. FAS 107-1 and APB No. 28-1 did not result in increased disclosures in the second quarter of 2009 as the Company had historically included the required disclosures in its interim consolidated financial statements.
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
3. Acquisition
     On May 28, 2008, comScore completed its merger with M:Metrics, Inc. (“M:Metrics”), a provider of marketing and media intelligence for the mobile medium in the United States and internationally, pursuant to the Agreement and Plan of Merger dated May 28, 2008, (the “Merger”). Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of M:Metrics in a cash transaction for approximately $46.0 million. The total purchase price of $46.0 million is comprised of $44.3 million in cash consideration, $1.2 million in expenses paid on M:Metrics’ behalf and estimated acquisition related transaction costs of approximately $480,000.
     Acquisition-related transaction costs include legal and accounting fees, and other external costs directly related to the Merger. In connection with the Merger, the Company exchanged the unvested options for M:Metrics common stock for options for the purchase of 51,908 shares of comScore common stock. In addition, $5.0 million of comScore restricted common stock was reserved for issuance pursuant to the Merger and $4.72 million was issued to certain former M:Metrics employees that continued as employees of comScore as of June 30, 2008. The estimated fair

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
value of these options and restricted stock has been and is expected to be recognized as compensation expense for post merger services. The Company has included the financial results of M: Metrics in its consolidated financial statements since May 28, 2008, the date of acquisition.
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
     The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their estimated fair values as of May 28, 2008. Under the purchase method of accounting, the total purchase price is allocated to M:Metrics net tangible and intangible assets based on their estimated fair values as of May 28, 2008, the effective date of the Merger. The final purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$1,554
Accounts receivable	2,010
Prepaid expenses and other current assets	226
Property and equipment	464
Other long term assets	85
Deferred tax assets, net	2,692
Accounts payable	(865)
Other accrued liabilities	(3,469)
Deferred revenue	(5,473)
Other long-term liabilities	(145)

Net tangible liabilities to be acquired	(2,921)
Definite-lived intangible assets acquired	10,160
Goodwill	38,781

Total purchase price	$46,020

     Included in the final purchase price allocation were $8.6 million of deferred tax assets and $3.6 million of deferred tax liabilities initially offset by a full valuation allowance of $5.0 million. In connection with the reduction of the deferred tax asset valuation allowance recorded as of December 31, 2008 (see Note 7), the Company recorded a $3.7 million reduction in the valuation allowance recorded for the acquired deferred tax assets of M:Metrics with a corresponding reduction of goodwill. In connection with the finalization of the purchase price allocation during the three months ended June 30, 2009, the Company reduced the acquired deferred tax assets by approximately $1.0 million with an offsetting increase to goodwill (see Note 5).
     Of the total purchase price, approximately $2.9 million has been allocated to net tangible liabilities acquired, and $10.2 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $10.2 million consist of the value assigned to M:Metrics customer relationships of $3.2 million, intellectual property of $2.6 million, developed and core technology of $2.5 million and panel of $1.9 million. The useful lives range from five to ten years (see Note 2). Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.
     In connection with the purchase price allocation, the estimated fair value of the deferred revenue assumed from M:Metrics in connection with the Merger was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the assumed contractual obligations plus a market profit margin. The present value of the sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the obligations. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the services.
4. Investments and Fair Value Measurements
     As of June 30, 2009 and December 31, 2008, the Company had $2.9 million invested in auction rate securities, all of which are classified as long-term investments on its consolidated balance sheets.
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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     As of June 30, 2009 and December 31, 2008, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As there is no active market for these investments, the Company values its auction rate securities using a discounted cash flow model that takes into consideration the securities’ coupon rate, the discount rate and the expected date liquidity will be restored. The discount rate reflects the financial condition of the issuers and the bond insurers and incorporates a discount for illiquidity. As of June 30, 2009 and December 31, 2008, the estimated fair value of the auction rate securities was below cost, or par value, resulting in an unrealized loss.
     During the year ended December 31, 2008, the length of time and the extent to which the auction rate securities were valued below cost both increased significantly. As of December 31, 2008, the credit ratings of the issuers had deteriorated to a range of A- to B and the bond insurers saw similar downgrades to a range of BBB to C. As a result, the Company concluded that the unrealized losses on its auction rate securities at December 31, 2008 represented an other-than-temporary impairment and recorded a charge $2.2 million in earnings. During the three and six months ended June 30, 2009, there were no auctions for the auction rate securities held by the Company. However, credit spreads and credit ratings of the issues and bond insurers were more stable during those periods. As of June 30, 2009, based on the Company’s updated valuation, no further adjustments to the carrying value of these investments was necessary.
     The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of June 30, 2009 and December 31, 2008. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.
     Marketable securities, which are classified as available-for-sale, are summarized below.

		Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(Unaudited)
	(In thousands)
As of June 30, 2009:
U.S. treasury bills	$7,954	$43	$—	$7,997	$7,997	$—
U.S. treasury notes	39,482	42	—	39,524	34,946	4,578
Auction rate securities	2,861	—	—	2,861	—	2,861

	$50,297	$85	$—	$50,382	$42,943	$7,439

		Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)
As of December 31, 2008:
U.S. treasury bills	$24,931	$55	$—	$24,986	$24,986	$—
U.S. treasury notes	12,694	120	—	12,814	12,178	636
Auction rate securities	2,861	—	—	2,861	—	2,861

	$40,486	$175	$—	$40,661	$37,164	$3,497

     There were no gross unrealized losses related to available-for-sale securities as of June 30, 2009 and December 31, 2008 other than the auction rate securities, for which the unrealized loss was deemed other- than- temporary and included in earnings during 2008.
     Cash equivalents have original maturity dates of three months or less. All investments, excluding auction rate securities, have original maturity dates between three months and two years. Auction rate securities have original maturity dates in excess of fifteen years.
The fair value hierarchy of the Company’s marketable securities at fair value as of June 30, 2009 and December 31, 2008 is as follows:

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
	(In thousands)
Assets:
U.S. treasury bills	$7,997	$7,997	$—	$—
U.S. treasury notes	39,524	39,524	—	—
Auction rate securities	2,861	—	—	2,861

Total	$50,382	$47,521	$—	$2,861

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

     From December 31, 2008 through June 30, 2009, there was no change in the balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3).
5. Goodwill and Intangible Assets
     The change in the carrying value of goodwill for the six months ended June 30, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$39,114
Purchase price allocation adjustments	1,031

Balance as of June 30, 2009 (unaudited)	$40,145

     The $1.0 million of adjustments to goodwill during the six months ended June 30, 2009 were primarily due to deferred tax asset reductions of $768,000 for the M:Metrics net operating loss carryforward at the date of acquisition for transfer pricing adjustments and $344,000 to establish a reserve pursuant to FIN 48 for certain M:Metrics research and development tax credit carryforwards that existed at the date of acquisition. In addition, the deferred tax asset was increased by $138,000 to true-up the deferred tax balances to the filed tax returns.
     Certain of the Company’s intangible assets are recorded in British Pounds, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortized acquired intangible assets are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Intangible assets consist of the following:
Customer relationships	$3,078	$2,927
Acquired methodologies/technology	2,445	2,378
Intellectual property	2,576	2,547
Panel	1,789	1,701

Total intangible assets	9,888	9,553
Accumulated amortization	(1,444)	(748

Intangible assets, net	$8,444	$8,805

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Amortization expense related to intangible assets was approximately $327,000 and $122,000 for the three months ended June 30, 2009 and 2008, respectively, and $647,000 and $129,000 for the six months ended June 30, 2009 and 2008, respectively.
6. Commitments and Contingencies
Leases
     In January 2009, the Company amended an existing lease with a landlord and added approximately 7,264 square feet of additional space for its Seattle office. The base rent increased from approximately $289,000 per annum to $672,000 and escalates 3% per annum over the lease term. The lease expires May 2011. The Company consolidated the comScore and M:Metrics Seattle offices into this expanded office in March 2009. In connection with this lease, the Company recorded $333,000 of deferred rent and capitalized assets as a result of landlord allowances. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
Contingencies
     On March 31, 2009, the Company renewed its $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon the Company’s funded- debt- to- unrestricted-EBITDA ratio. This line of credit includes no restrictive financial covenants and expires March 31, 2010. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the six months ended June 30, 2009 two letters of credit were reduced by approximately $260,000. As of June 30, 2009, no amounts were borrowed against the line of credit and $4.1 million of letters of credit were outstanding, leaving $860,000 available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement. In July 2009, one letter of credit was reduced by approximately $220,000 leaving $1.1 million available for additional letters of credit or other borrowings.
     The Company has no asserted claims as of June 30, 2009, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
7. Income Taxes
     The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on ordinary income before taxes to year-to-date ordinary book income before taxes in accordance with the interim reporting requirements of SFAS No. 109, Accounting for Income Taxes, APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18 Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28. The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income are determined separately and recognized in the period in which the items arise.
     During the three and six months ended June 30, 2009, the Company recorded income tax provisions of $1.4 million and $2.6 million, respectively, resulting in effective tax rates of 54.79% and 64.15%, respectively. During the three and six months ended June 30, 2008, the Company recorded income tax provisions of $1.5 million and $3.2 million, respectively, resulting in effective tax rates of 46.45% and 42.70%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to state income taxes, foreign income taxes, and nondeductible expenses such as certain stock compensation and meals and entertainment. During the three and six month periods ended June 30, 2009, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. In accordance with SFAS 123R, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, in accordance with SFAS 123R, the impact of these shortfalls totaling $177,000 and $680,000, respectively, has been included in income tax expense for the three and six month periods ended June 30, 2009.
     The exercise of certain stock options during the six months ended June 30, 2009 and 2008, generated income tax deductions equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123R, the Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     As of June 30, 2009 and December 31, 2008, the Company had a valuation allowance of $3.0 million and $2.8 million, respectively, against certain deferred tax assets, which were related to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary and the deferred tax asset related to the impairment recognized on auction rate securities. The increase in valuation allowance of approximately $0.2 million during the six months ended June 30, 2009 was attributable to the current year net operating losses generated and expected to expire unutilized at the M:Metrics UK subsidiary.
     During the year ended December 31, 2008, the Company concluded that portions of its valuation allowance against U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions were no longer necessary based on the weight of available evidence. In making that determination, the Company considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, the Company reduced the valuation allowance against its deferred tax assets to $2.8 million as of December 31, 2008.
     As of June 30, 2009, the Company concluded that no events occurred during the six months ended June 30, 2009 that would significantly impact its valuation allowance against deferred tax assets. Management will continue to evaluate its valuation allowance position on a regular basis. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.
     As of June 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of approximately $912,000 and $240,000, respectively. The increase in unrecognized tax benefits of approximately $672,000 is attributable to uncertain tax positions related to the M:Metrics acquisition that were recorded through purchase accounting as an increase to acquired goodwill. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material.
     The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. Federal, state and local tax examinations by tax authorities for years before 2004, although tax attribute carryforwards generated prior to 2004 may still be adjusted upon examination by tax authorities.
8. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2008 and June 30, 2009, the Plans provided for the issuance of a maximum of approximately 5.4 million shares and 6.6 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2009, the shares available for grant increased 1,165,205 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of June 30, 2009, 2,537,619 shares were available for future grant under the 2007 Plan.
     The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. During the three and six months ended June 30, 2009, no stock options were granted.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     A summary of the Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2008	1,453,370	$2.26

Options granted	—	—
Options exercised	226,966	$1.28		$1,809
Options forfeited	31,929	$6.79
Options expired	992	$6.30

Options outstanding at June 30, 2009	1,193,483	$2.33	5.29	$13,122

Options exercisable at June 30, 2009	1,110,150	$1.98	5.15	$12,588

     The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at June 30, 2009. The aggregate intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. As of June 30, 2009, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $357,000, which the Company expects to recognize over a weighted average period of approximately 0.77 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the six months ended June 30, 2009, 129,145 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of June 30, 2009 is presented as follows:

				Weighted
			Total Number	Average
		Restricted	of Shares	Grant-Date
	Restricted	Stock	Underlying	Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2008	1,043,101	96,673	1,139,774	$18.53
Granted	1,000,040	99,726	1,099,766	9.31
Vested	330,845	24,099	354,944	15.83
Forfeited	129,145	4,667	133,812	18.95

Nonvested at June 30, 2009	1,583,151	167,633	1,750,784	$13.26

     The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of June 30, 2009 was $23.3 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of June 30, 2009 was 3.06 years.
     The Company granted nonvested stock awards at no cost to recipients during the six months ended June 30, 2009. As of June 30, 2009, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $20.5 million, which the Company expects to recognize over a weighted average period of approximately 1.95 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 354,944 shares of the Company’s restricted stock and restricted stock units vesting during the six months ended June 30, 2009, the Company repurchased 121,514 shares at an aggregate purchase price of approximately $1.3 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At June 30, 2009, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,537,619
Common stock available for outstanding options and restricted stock units	1,361,116
Common stock warrants	26,375

3,925,110

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2009 and 2008 is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)
United States	$26,888	$24,678	$52,878	$47,777
Canada	1,384	1,480	2,828	2,894
United Kingdom/Other	3,102	2,592	6,292	4,449

Total Revenues	$31,374	$28,750	$61,998	$55,120

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
United States	$17,400	$17,468
Canada	34	66
United Kingdom/Other	143	163

Total	$17,577	$17,697

10. Subsequent Events
     The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 10, 2009. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” and elsewhere in this document. See also “Cautionary Note Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.
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
     Our total revenues have grown to $117.4 million during the fiscal year ending December 31, 2008 and $62.0 million for the first half of 2009 from $50.2 million during the fiscal year ended December 31, 2005. By comparison, our total expenses from operations have grown to

$106.4 million for the year ended 2008 and $58.2 for the first half of 2009 from $54.1 million during the fiscal year ended December 31, 2005. We attribute the growth in our revenues during this period to several factors including, but not limited to:
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
     As of June 30, 2009, we had 1,195 customers, compared to 565 as of December 31, 2005. We sell most of our products through our direct sales force.
     As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During the six months ended June 30, 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the effects of the current economic downturn. Further, certain of our existing customers have exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Despite this economic downturn, we continued to add net new customers during the first half of 2009, and our existing customers renewed their subscriptions at a rate of over 90% based on revenue renewed in the quarter ended June 30, 2009. However, if these adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 78% of our total revenues in 2004 and decreased to 70% of total revenues in 2005 primarily due to the acquisition of SurveySite. Subscription-based revenue increased to 75% of total revenues in 2006, to 79% of total revenues in 2007, to 83% of total revenues in 2008, and to 86% during the six months ended June 30, 2009.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2008, our international revenues were $16.5 million, an increase of $6.4 million, or 63% compared to 2007. For the six months ended June 30, 2009, our international revenues were $9.1 million, an increase of $1.8 million or 25% over international revenues of $7.3 million for the six months ended June 30, 2008. International revenues comprised approximately 12%, 14% and 15% of our total revenues for the fiscal years ended December 31, 2007 and 2008 and the six months ended June 30, 2009, respectively.
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
Fair Value Measurements and Investments
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
     As of April 1, 2009, we adopted FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”). FSP No. 115-2 modified the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:
•	Recognition of an other-than-temporary impairment charge for debt securities in an unrealized loss position is required if any of these conditions are met: (1) we do not expect to recover the entire amortized cost basis of the security, (2) we intend to sell the security or (3) it is more likely than not that we will be required to sell the security before it recovers its amortized cost basis.

•	If the first condition above is met, but we do not intend to sell and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we are required to record the difference between the security’s amortized cost basis and its recoverable amount (representing the credit loss) in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then we are required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.
     We concluded that our auction rate securities fall within the second and third criteria above, and as a result, the adoption of the FSP No. 115-2 had no effect on our consolidated financial statements as all previous impairment were deemed other-than-temporary and were recognized in earnings.
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
     Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. In accordance with SFAS 142, we have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill required under SFAS 142 at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no indicators of impairment suggesting that an interim assessment was necessary for goodwill during the three and six months ended June 30, 2009 and 2008.
Long-lived assets
     Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2009 or 2008.
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
Income Tax
     We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the net deferred tax asset, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. In evaluating projections of future taxable income, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the net carrying value of such assets.
     As of June 30, 2009, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $66.2 million and $32.1 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal and in 2014 for state income tax reporting purposes. In addition, at June 30, 2009, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $11.2 million, which begins to expire in 2014.
     As of June 30, 2009 and December 31, 2008, we recorded valuation allowances against certain deferred tax assets of $3.0 million and $2.8 million, respectively. At June 30, 2009 and December 31, 2008, the remaining valuation allowance related to the acquired deferred tax assets of our M:Metrics UK subsidiary and the deferred tax asset related to the impairment recorded on our marketable securities in the U.S.
     As of December 31, 2008, we concluded that it was more likely than not that a substantial portion of our U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a further reduction of our valuation allowance was necessary. In making that determination, we considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, we recorded a reduction in the deferred tax asset valuation allowance of approximately $20.4 million. As of June 30, 2009, we concluded that no events occurred during the six months ended June 30, 2009 that would impact our valuation allowance against deferred tax assets.
     The exercise of certain stock options during the six months ended June 30, 2009 and 2008, generated income tax deductions equal to the excess of the fair market value over the exercise price. In accordance with SFAS No. 123R, Share Based Compensation (“SFAS 123R”), we will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     During the three and six month periods ended June 30, 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. In accordance with SFAS 123R, such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, in accordance with SFAS 123R, the impact of these shortfalls totaling $177,000 and $680,000 have been included in income tax expense for the three and six month periods ended June 30, 2009, respectively. Looking forward, we expect our income tax provisions for future reporting periods of 2009 will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (“FIN 48”). This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. As of the adoption date of FIN 48 on January 1, 2007, we did not have any material gross unrecognized tax benefits. As of June 30, 2009 and December 31, 2008, we had unrecognized tax benefits of $912,000 and $240,000, respectively, on a tax affected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009 and December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal, state and local tax examinations by tax authorities for years before 2004, although tax attribute carryforwards generated prior to 2004 may still be adjusted upon examination by tax authorities.
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
     At June 30, 2009, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $20.8 million, which is expected to be recognized over a weighted-average period of 1.93 years.
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
Seasonality
     Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the second half of the year.
Results of Operations
     The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	30.9	27.3	31.8	27.0
Selling and marketing	32.9	33.1	33.6	33.5
Research and development	14.4	12.7	13.8	12.2
General and administrative	12.8	15.5	13.7	15.1
Amortization	1.0	0.4	1.0	0.2

Total expenses from operations	92.0	89.0	93.9	88.0

Income from operations	8.0	11.0	6.1	12.0
Interest and other income, net	0.4	1.7	0.5	2.4
Loss from foreign currency	—	(0.3)	—	(0.3)
Impairment of marketable securities	—	(1.3)	—	(0.7)

Income before income taxes	8.4	11.1	6.6	13.4
Provision for income taxes	(4.6)	(5.1)	(4.2)	(5.7)

Net income	3.8	6.0	2.4	7.7

Three and Six Month Period ended June 30, 2009 compared to the Three and Six Month Period ended June 30, 2008
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Revenues	$31,374	$28,750	$2,624	9.1%	$61,998	$55,120	$6,878	12.5%
     Total revenues increased by approximately $2.6 million and $6.9 million in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The revenue growth was due to a combination of increased sales to our existing customer base and continued growth of our customer base. Our total customer base grew by a net increase of 91 customers to 1,195 customers at June 30, 2009 from 1,104 at June 30, 2008. Sales to existing customers based in the U.S. totaled $24.3 million and $47.6 million in the three and six months ended June 30, 2009, respectively, which were $3.9 million and $7.5 million higher than in the corresponding periods in 2008, respectively.
     In addition, revenues from new U.S. customers in the three and six months ended June 30, 2009 were $2.6 million and $5.3 million, respectively, decreases of approximately $1.7 million and $2.4 million as compared to the three and six months ended June 30, 2008. Despite the decreases in revenues from new U.S. customers over the comparable periods, respectively, revenues from international customers totaled approximately $4.5 million and $9.1 million for the three and six months ended June 30, 2009, respectively, or approximately 14% and 15% of total respective revenues which were increases of $415,000 and $1.8 million, over the corresponding prior year periods respectively. These increases were due to ongoing international expansion efforts that resulted in increases of $197,000, $160,000 and $153,000 for the U.K., Asia and Latin America, respectively for the three months ended June 30, 2009, and $1.2 million, $265,000 and $251,000 for the U.K., Asia and Latin America, respectively for the six months ended June 30, 2009.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $3.2 million and $8.3 million in the three and six months ended June 30, 2009, respectively, from $23.7 million and $45.1 million in the corresponding prior year periods. Our project-based revenues decreased by $600,000 and $1.4 million in the three and six months ended June 30, 2009, respectively, from $5.1 million and $10.0 million in the corresponding prior year periods. We believe that these decreases were attributable to the impact of general economic conditions upon our customers’ budgets and capacity for spending on market research.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Cost of revenues	$9,695	$7,857	$1,838	23.4%	$19,731	$14,874	$4,857	32.7%
As a percentage of revenues	30.9%	27.3%			31.8%	27.0%
     Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panel and systems, and allocated overhead which is comprised of rent and depreciation expense generated by general purpose equipment and software.
     Cost of revenues increased by approximately $1.8 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was attributable to a $1.3 million increase in panel recruitment and retention and data and bandwidth costs. In addition, we incurred increases of approximately $232,000 in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce to support a larger product and customer base during the three months ended June 30, 2009. In addition, we attribute approximately $462,000 to increases in allocated overhead costs for the three months ended June 30, 2009.
     Cost of revenues increased by approximately $4.9 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was attributable to $2.6 million increase in panel recruitment and retention and data and bandwidth costs. In addition, we incurred increases of approximately $1.3 million in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce to support a larger product and customer base during the six month ended June 30, 2009. In addition, we attribute approximately $933,000 to increases in allocated overhead costs for the six months ended June 30, 2009.
     Cost of revenues increased as a percentage of revenues during the three and six months ended June 30, 2009 as compared to the same periods in 2008 due to the increases in costs to build and maintain our panel to support future growth. In addition, the headcount and costs associated with our technology staff grew at a faster rate relative to our revenue growth.
     We expect cost of revenues to increase in absolute dollar amounts as we continue to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure and benefit from the synergies resulting from the integration of M:Metrics for our panel recruiting activities.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Selling and marketing	$10,329	$9,516	$813	8.5%	$20,815	$18,461	$2,354	12.8%
As a percentage of revenues	32.9%	33.1%			33.6%	33.5%
     Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, product management, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are paid to a salesperson and are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. In the case of multi-year agreements, one year of commissions is paid initially, with the remaining amounts paid at the beginning of the succeeding years.
     Selling and marketing expenses increased by $813,000 during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was due to a $624,000 increase in stock-based compensation as compared to the same period in 2008 prompted by our increased use of equity compensation for our sales and marketing employees and the increased number of personnel in these departments. In addition, we attribute $239,000 of the increase to increased allocated overhead costs as compared to the three months ended June 30, 2008.
     Selling and marketing expenses increased by $2.4 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was prompted by a $672,000 increase in employee salaries, benefits and related costs associated with an increase in personnel for our sales and product management departments, our expansion in foreign markets and the additional costs related to our acquisition of M:Metrics that did not exist in the first quarter of 2008. We also incurred a $1.4 million increase in stock-based compensation as compared to the same period in 2008 due to our increased use of equity compensation for our sales and marketing employees and increased number of personnel in these departments. In addition, we attribute $543,000 to an increase in allocated overhead costs as compared to the six months ended June 30, 2008.
     These increases were favorably impacted by certain cost containment programs which we initiated in 2009.
     Our selling and marketing headcount totaled 245 employees as of June 30, 2009, an increase of 19 employees as compared to June 30, 2008. Selling and marketing expenses as a percentage of revenues for the three and six months ended June 30, 2009 were consistent with the prior year periods.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.
Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Research and development	$4,528	$3,637	$891	24.5%	$8,533	$6,707	$1,826	27.2%
As a percentage of revenues	14.4%	12.7%			13.8%	12.2%

     Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead.
     Research and development expenses increased by $891,000 during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase was due to a $524,000 increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products during the three months ended June 30, 2009. We also incurred a $139,000 increase in stock-based compensation due to our increased use of equity compensation as well as our increased headcount. In addition, we incurred an increase of $170,000 in allocation of overhead costs due to the increased size of our research and development functions. We also experienced smaller increases in our systems and maintenance costs related to computer hardware and software.
     Research and development expenses increased by $1.8 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase was due to a $1.1 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products during the six months ended June 30, 2009. We also incurred a $262,000 increase in stock-based compensation due to our increased use of equity compensation as well as our increased headcount. In addition, we incurred an increase of $315,000 in allocated overhead costs due to the increased size of our research and development functions. We also experienced smaller increases in our systems and maintenance costs related to computer hardware and software.
     Research and development costs increased as a percentage of revenues for the three and six months ended June 30, 2009 as compared to the same period in 2008 due to our investments in research and development of new product initiatives relative to our growth in revenues.
     We expect research and development expenses to increase in absolute dollar amounts as we continue to enhance and expand our product offerings. As a result of the size of our panel and our past investment in our technology infrastructure, we expect research and development expenses to vary in future periods as a percentage of revenues however depending on the extent to which we may benefit from past investments, particularly with respect to our panel size and composition as we expand internationally.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
General and administrative	$4,015	$4,444	$(429)	(9.7)%	$8,522	$8,330	$192	2.3%
As a percentage of revenues	12.8%	15.5%			13.7%	15.1%
     General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, allocated overhead, and expenses incurred for other general corporate purposes.
     General and administrative expenses decreased by $429,000 during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease was due to a $390,000 reduction in employee salaries, benefits and related costs resulting from salary and benefits cost-containment programs that became effective during 2009. In addition, bad debt expense was $149,000 less as compared to the same period in 2008. The decreases were offset by smaller increases in professional fees such as tax and accounting services and legal fees, and stock-based compensation as compared to the same period in 2008.
     General and administrative expenses increased by $192,000 during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was due to a $366,000 increase in professional fees, a $180,000 increase in stock-based compensation, and the remaining increase is attributable to allocated overhead costs and general office expenses. The increase was offset by a $517,000 reduction in employee salaries, benefits and related costs resulting from salary and benefits cost-containment programs that became effective during 2009.
     General and administrative expenses decreased as a percentage of revenues for the three and six months ended June 30, 2009 as compared to the same period in 2008 due to the salary and benefits cost-containment programs that became effective during 2009 combined with increasing revenue.
     We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to incur increased costs related to increases in outside professional fees, stock-based compensation and allocated costs such as rent.
Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Amortization of intangible assets	$327	$122	$205	168%	$647	$129	$518	NA
As a percentage of revenues	1.0%	0.4%			1.0%	0.2%

     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense increased $205,000 and $518,000 during the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, respectively, due to additional amortization of intangible assets that were acquired during the second quarter of 2008 in connection with the M:Metrics acquisition.
     Absent additional acquisitions, we expect amortization expense to remain constant in the near term, as the remaining amount of intangible assets related to previous acquisitions is amortized.
Interest Income, Net
     Interest income consists of interest earned from investments, such as short and long-term fixed income securities and auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our capital lease obligations are secured by a senior security interest in eligible equipment.
     Interest income, net, for the three and six months ended June 30, 2009 was $132,000 and $307,000, respectively, as compared to $492,000 and $1.3 million for the three and six months ended June 30, 2008, respectively. The decreases of $360,000 and $1.0 million during the three and six months ended June 30, 2009 were due to a lower average cash balance due to the use of cash in May 2008 for the acquisition of M:Metrics and lower returns from our investments. Our cash, cash equivalents and short- and long-term investments increased by $6.6 million to $81.4 million at June 30, 2009 as compared to June 30, 2008 due to positive operating cash flow.
     We anticipate that interest income, net may decrease in future periods due to lower interest rates earned on our investments than those available in prior years.
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
     During the three and six months ended June 30, 2009, we recorded gains of $7,000 and $19,000, respectively, as compared to losses of $87,000 and $142,000 during the three and six months ended June 30, 2008, respectively. Our foreign currency transactions are primarily recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.
Provision for Income Taxes
     During the three and six months ended June 30, 2009 we recorded income tax provisions of $1.4 million and $2.6 million, respectively, compared to $1.5 million and $3.2 million in the same periods of 2008, respectively. The tax provision for the three and six months ended June 30, 2009 was attributable to current taxes of $230,000 and $157,000, respectively, and the utilization of our U.S. deferred tax assets of $1.2 million and $2.5 million, respectively, including discrete deferred tax write-offs of $154,000 and $657,000, respectively. The tax provision for the three and six months ended June 30, 2008 was attributable to current taxes of $139,000 and $205,000, respectively, and the utilization of our U.S. deferred tax assets of $1.3 million and $3.0 million, respectively, offset by a discrete release of the valuation allowance in the six months ended June 30, 2008 of $111,000 associated with a foreign entity.
     During the three and six months ended June 30, 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three and six months ended June 30, 2009 was impacted. The tax provision impact of the shortfall totaling $177,000 and $680,000, respectively, has been included in income tax expense for the three and six months ended June 30, 2009.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$11,459	$24,489
Net cash used in investing activities	(13,952)	(51,881)
Net cash used in financing activities	(1,441)	(761)
Effect of exchange rate changes on cash	701	(56)

Net decrease in cash and cash equivalents	$(3,233)	$(28,209)

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. Since the beginning of 2006, we have purchased over $14.6 million in property and equipment, exclusive of $9.7 million of property and equipment funded through landlord allowances received in connection with our new Chicago, Reston and San Francisco office leases, made $5.1 million in principal payments on capital lease obligations, and spent $44.9 million as the cash component of consideration paid for acquisitions.
     As of June 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $74.0 million which represent remaining proceeds from our initial public offering in July 2007 and cash generated from operating activities. As of June 30, 2009, we held $7.4 million in long-term investments consisting of $4.5 million in other long-term fixed income securities and $2.9 million in auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities, there have been no auctions for these securities in 2009. Accordingly, we still hold these auction rate securities and are due interest at a higher rate than similar securities. None of these investments are mortgage backed securities or collateralized debt obligations. As of June 30, 2009, these investments were fully backed by investment grade bonds and are insured against loss of principal and interest by bond insurers whose ratings were under review and downgraded through December 31, 2008 but remained substantially unchanged during the six month period ending June 30, 2009. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our consolidated balance sheet. Based on our Company’s updated valuation, no additional adjustment to recorded values was necessary during the three and six months ended June 30, 2009.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $11.5 million of net cash from operating activities during the six months ended June 30, 2009. The significant components of cash flows from operations were net income of $1.5 million, adjusted for $8.7 million in non-cash depreciation, amortization and stock-based compensation expenses and $271,000 in bad debt expense, and $5.0 million decrease in accounts receivable due to increased collections activity and $2.5 million in deferred income taxes, offset by a $2.7 million decrease in amounts collected from customers in advance of when we recognize revenues due to some of our customers changing billing frequency, $3.5 million decrease in accounts payable and accrued expenses and $245,000 increase in prepaid expenses and other current assets.
     We generated approximately $24.5 million of net cash from operating activities during the six months ended June 30, 2008. The significant components of cash flows from operations were net income of $4.2 million, adjusted for $5.1 million in non-cash depreciation, amortization and stock-based compensation expenses, and a $3.7 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $3.0 million in deferred income taxes, $1.1 million decrease in our accounts receivable, an unrealized loss of $386,000 related to the write down of illiquid auction rate securities, $222,000 provision for bad debts and sales allowances and a $7.9 million increase in deferred rent associated with landlord leasehold improvement allowances received in connection with our new Chicago and Reston office leases, offset by a $1.3 million decrease in accounts payable and accrued expenses.
Investing Activities
     Our primary regularly recurring investing activities have consisted of purchases of computer network equipment to support our Internet user panel and maintenance of our database, furniture and equipment to support our operations, purchases and sales of marketable securities, and payments related to the acquisition of several companies. As our customer base continues to expand, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, introduce new digital formats, procure outsourced vendor assistance and increase our international presence.
     We used $14.0 million of net cash in investing activities during the six months ended June 30, 2009, a net $9.8 million of which was used to purchase investments. In addition, $4.1 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $333,000 was funded through landlord allowances received in connection with our Seattle office lease.

     We used $51.9 million of net cash in investing activities during the six months ended June 30, 2008. We used $44.4 million, net of cash acquired, to purchase M:Metrics. In addition, $10.1 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $7.8 million was funded through landlord allowances received in connection with our Chicago and Reston office leases. We removed the restrictions associated with certain certificates of deposit that served as collateral for letters of credit associated with office leases, and the related $1.4 million was reclassified to cash and cash equivalents. Finally, $1.2 million of net cash was generated by the sale or maturity of investments.
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
Financing Activities
     We used $1.4 million of cash during the six months ended June 30, 2009 for financing activities. This included $1.3 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $479,000 to make payments on our capital lease obligations offset by $290,000 in proceeds from the exercise of our common stock options.
     We used $761,000 of cash during the six months ended June 30, 2008 for financing activities. This included $1.0 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $441,000 to make payments on our capital lease obligations offset by $714,000 in proceeds from the exercise of our common stock options and warrants.
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
     On March 31, 2009, we renewed a $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit includes no restrictive financial covenants and expires March 31, 2010. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the six months ended June 30, 2009, two letters of credit were reduced by approximately $260,000. As of June 30, 2009, no amounts were borrowed against the line of credit and $4.1 million of letters of credit were outstanding, leaving $860,000 available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement. In July 2009, one letter of credit was reduced by approximately $220,000 leaving $1.1 million available for additional letters of credit or other borrowings.
Future Capital Requirements
     We believe that our existing cash, cash equivalents, and short-term investments and operating cash flow, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and will provide us with the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that our existing cash, cash equivalents, short-term investments and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of June 30, 2009, our cash reserves were maintained in bank deposit accounts, certificates of deposit, treasury bills, treasury notes, and auction rate securities totaling $81.4 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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
Interest Rate Sensitivity
     As of June 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short- and long-term investments of $78.5 million, excluding auction rate securities. These amounts were invested in bank deposit account, certificates of deposit, U.S. treasury bills and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the six months ended June 30, 2009, our interest exposure during the period would have been approximately $814,000, assuming consistent investment levels.
Auction Rate Securities
     As of June 30, 2009, we held $2.9 million in long-term investments consisting of auction rate securities. In prior years we invested in these securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities, there have been no auctions for these securities in 2009. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities. None of these investments are mortgage backed securities or collateralized debt obligations. As of June 30, 2009, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C. However, as of June 30, 2009 and December 31, 2008 five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million concluding that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. As of December 31, 2008, based on the valuation models and an analysis of the other-than-temporary impairment factors we recorded a pre-tax impairment charge of $2.2 million related to our auction rate securities. During the six months ended June 30, 2009, the auction rate securities continued to fail at auction and remain at an unrealized loss position. However, the credit spreads and credit ratings of the issues and bond insurers were more stable during the six month period. As of June 30, 2009, based on our updated valuation, no further adjustments to the carrying value of these investments was necessary.
     If the credit ratings of the issuer, the bond insurers or the collateral continue to deteriorate, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of June 30, 2009 and December 31, 2008.

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
     In the first six months of 2009, our renewal rates for our subscription-based products have remained reasonably consistent on a dollar-basis with prior recent quarters. However, we experienced declines in project revenues and renewal rates of smaller customers in the three and six month periods ended June 30, 2009. If this trend continues, these declines may negatively impact our business.
We derive a significant portion of our revenues from sales of our subscription-based digital marketing intelligence products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 83%, during full-year 2008 and 86% during the six months ending June 30, 2009. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
     Our customers have no obligation to renew after the expiration of their initial subscription period, which is typically one year, and we cannot assure that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Some of our customers have elected not to renew their subscription agreements with us in the past. If we experience a change of control, as defined in such agreements, some of our customers also have the right to terminate their subscriptions. Moreover, some of our major customers have the right to cancel their subscription agreements without cause at any time. Given the current unpredictable economic conditions as well as our limited historical data with respect to rates of customer subscription renewals, we may have difficulty accurately predicting future customer renewal rates. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers’ spending levels. In this regard, we have seen a number of customers with weaker balance sheets choosing not to renew subscriptions with us during the current economic downturn.
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
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customer base and potential growth opportunities;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
     Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and the collection or use of personal information and online usage information may create negative public reaction related to our business practices. The U.S. Congress and various sources media have recently expressed concern over the collection of online usage information from cable providers and telecommunications operators to facilitate targeted Internet advertising, and the collection of online behavioral data generally. A similar concern has been raised by regulatory agencies in the United Kingdom. Such criticisms may have a chilling effect on businesses that collect or use online usage information generally. Additionally, public concern has increased recently regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or as a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.
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
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the year ended December 31, 2008 we derived over 30% of our total revenues from our top 10 customers. For the six months ended June 30, 2009 we derived over 30% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
     We derive a significant portion of our revenues from a single customer, Microsoft Corporation. During both the year ended December 31, 2008 and the six months ended June 30, 2009, we derived approximately 12% of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
     During the first half of 2009, the value of the U.S. Dollar has appreciated against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the cost to the customer for our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results. Likewise, as the U.S. Dollar has appreciated, our contracts denominated in foreign currencies have resulted in reduced revenues.
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
We may encounter difficulties managing our growth and costs, which could adversely affect our results of operations.
     We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown. We increased our total number of full time employees to 581 employees as of December 31, 2008 from 176 employees as of December 31, 2003. Given our slower growth under the current economic environment, we expect that we may need to turnover or reduce certain portions of our workforce, and manage or adjust the compensation levels of our workforce to meet our strategic objectives. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.
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
     Although we achieved net income in the 2008 fiscal year of $25.2 million, and $1.5 million for the six months ended June 30, 2009. We cannot assure you that we will continue to sustain or increase profitability in the future. As of June 30, 2009, we had an accumulated deficit of $54.2 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
We have limited experience with respect to our pricing model, and if the fees we charge for our products are unacceptable to our customers, our revenues and operating results will be harmed.
     We have limited experience in determining the fees for our products that our existing and potential customers will find acceptable. The majority of our customers purchase specifically-tailored subscription packages that are priced in the aggregate. Due to the level of customization of such subscription packages, the pricing of contracts or individual product components of such packages may not be readily comparable across customers or periods. Existing and potential customers may have difficulty assessing the value of our products and services when comparing it to competing products and services. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers with the fees we have historically charged. As a result, it is possible that future competitive dynamics in our market as well as global economic pressures may require us to reduce our fees, which could have an adverse effect on our revenues, profitability and operating results.
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
     Recent turmoil in the political environment in many parts of the world, including terrorist activities and military actions, the continuing tension in and surrounding North Korea, Afghanistan, Iraq and the Middle East and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience material impacts on our business, operating results, and financial condition.

Changes in, or interpretations of, accounting rules and regulations, including recent rules and regulations regarding expensing of stock options, could result in unfavorable accounting charges or cause us to change our compensation policies.
     Accounting methods and policies, including policies governing revenue recognition, expenses and accounting for stock options are continually subject to review, interpretation, and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB, and the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in Part II, Item 8 of our Annual Report on Form 10-K.
Investors could lose confidence in our financial reports, and our business and stock price may be adversely affected, if our internal control over financial reporting is found by management or by our independent registered public accounting firm to not be adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report on our internal control over financial reporting in our Annual Report on Form 10-K. That report includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm is required to issue a report on their evaluation of the operating effectiveness of our internal control over financial reporting.
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
     As of June 30, 2009, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $66.2 million and $32.1 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
     In addition, at June 30, 2009 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries is $11.2 million, which will begin to expire in 2014.
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
     As of June 30, 2009, we had a valuation allowance of $3.0 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary and the deferred tax asset related to the unrealized impairment on the marketable securities in the U.S. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we may recognize an income tax provision in that period. These events could have a material impact on our reported results of operations.
     During 2009, we expect to utilize a portion of our deferred tax assets related to our net operating loss carry forwards to partially offset current cash taxes payable. If we are unable to utilize these deferred tax assets, significant cash payments for income taxes could impact our financial condition and results of operations. The overall 2009 effective tax rate may be materially impacted, and our after-tax net income could decrease, as a result of discrete charges to income tax expense such as certain stock compensation shortfalls, changes in tax law, changes in our assessment regarding uncertain tax positions or changes in our judgment related to our ability to utilize net deferred tax assets.
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
     As of June 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $74.0 million. As of June 30, 2009 we held $7.4 in long-term investments consisting of $4.5 million in other long-term fixed income securities and $2.9 million in auction rate securities, with a par value of $5.1 million. As of December 31, 2008 we held $3.5 million in long-term investments consisting of $2.9 million in auction rate securities, with a par value of $5.1 million, and $636,000 in other long-term fixed income securities. In prior years we invested in auction rate securities. Auctions for some of these auction rate securities have failed, and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. These developments have resulted in the classification of all of these securities as long-term investments in our consolidated financial statements.
     The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities, there have been no auctions for these securities in 2009. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2008, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C. However, as of June 30, 2009 and December 31, 2008, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million assuming that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration, the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. Based on the valuation models and an analysis of other-than-temporary impairment factors, we concluded during the year ended December 31, 2008 that our investments in auction rate securities have experienced an other-than-temporary decline in fair value. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments. During the six months ended June 30, 2009, based on our updated valuation, no further adjustments to the carrying value of these investments was necessary. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of June 30, 2009 and December 31, 2008. If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings continue to deteriorate, we may in the future be required to record further impairment charges on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.

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
     Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, together beneficially own a substantial amount of the outstanding shares of our common stock. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might affect the market price of our common stock.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2009
     None.
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
     The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. Except as discussed below, we currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. We used approximately $10.8 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We used $44.5 million for the acquisition of M:Metrics, Inc. We currently have no agreements or commitments with respect to acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.
     Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on June 28, 2007.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended June 30, 2009, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
April 1 — April 30, 2009	8,704	$5.42	—	—
May 1 — May 31, 2009	69,863	$0.42	—	—
June 1 — June 30, 2009	13,237	$7.54	—	—

Total	91,804		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.
     For the three months ended June 30, 2009, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2009	5,135	$0.00
May 1 — May 31, 2009	67,324	$0.00
June 1 — June 30, 2009	5,569	$0.00

Total	78,028

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2009, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2009	3,569	$13.23
May 1 — May 31, 2009	2,539	$11.65
June 1 — June 30, 2009	7,668	$13.02

Total	13,776

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	Submission of Matters to a Vote of Security Holders
     None

Item 5.	Other Information
     None

Item 6.	Exhibits
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
/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 10, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1(2)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

10.2	Letter Agreement with John M. Green, dated May 20, 2009

10.3	2007 Equity Incentive Plan, as amended and restated July 29, 2009

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.