Form 10-Q
period 2009-09-30
COMSCORE, INC.
filed 2009-11-09
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2009, there were 30,285,074 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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
	(Unaudited)
	(In thousands, except share and per
	share data)
Assets
Current assets:
Cash and cash equivalents	$44,976	$34,297
Short-term investments	38,979	37,164
Accounts receivable, net of allowances of $572 and $479, respectively	26,799	29,947
Prepaid expenses and other current assets	2,420	1,871
Deferred tax asset	12,957	13,304

Total current assets	126,131	116,583
Long-term investments	2,861	3,497
Property and equipment, net	17,457	17,697
Other non-current assets	191	131
Long-term deferred tax asset	9,034	13,736
Intangible assets, net	7,981	8,805
Goodwill	40,146	39,114

Total assets	$203,801	$199,563

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,725	$1,755
Accrued expenses	6,439	9,432
Deferred revenues	41,122	42,779
Deferred rent	1,221	1,049
Capital lease obligations	607	977

Total current liabilities	51,114	55,992

Deferred rent, long-term	8,420	8,691
Deferred revenues, long-term	242	—
Capital lease obligations, long-term	766	—

Total liabilities	60,542	64,683

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2009 and December 31, 2008; 30,715,852 and 29,294,535 shares issued at September 30, 2009 and December 31, 2008, respectively; 30,277,008 and 29,130,140 shares outstanding at September 30, 2009 and December 31, 2008, respectively	30	29
Treasury stock, 438,844 and 164,395 shares at cost, at September 30, 2009 and December 31, 2008, respectively	(2,735)	(1,265)
Additional paid-in capital	199,443	192,612
Accumulated other comprehensive loss	(231)	(842)
Accumulated deficit	(53,248)	(55,654)

Total stockholders’ equity	143,259	134,880

Total liabilities and stockholders’ equity	$203,801	$199,563

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share data)
Revenues	$31,916	$30,661	$93,915	$85,781
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	9,455	9,412	29,186	24,286
Selling and marketing (1)	10,241	10,659	31,057	29,120
Research and development (1)	4,677	4,131	13,210	10,838
General and administrative (1)	4,353	4,266	12,874	12,596
Amortization of intangible assets resulting from acquisitions	385	346	1,032	475

Total expenses from operations	29,111	28,814	87,359	77,315

Income from operations	2,805	1,847	6,556	8,466

Interest and other income , net	39	267	348	1,578
(Loss) gain from foreign currency	(71)	123	(53)	(18)
Impairment of marketable securities	—	(455)	—	(841)

Income before income taxes	2,773	1,782	6,851	9,185

Provision for income taxes	(1,828)	(1,207)	(4,445)	(4,368)

Net income	$945	$575	$2,406	$4,817

Net income available to common stockholders per common share:
Basic	$0.03	$0.02	$0.08	$0.17
Diluted	$0.03	$0.02	$0.08	$0.16

Weighted-average number of shares used in per share calculation — common stock:
Basic	30,204,147	28,878,494	29,914,460	28,576,651
Diluted	31,157,222	30,389,519	30,879,072	30,215,920

Net income available to common stockholders per common share subject to put:
Basic	$—	$—	$—	$0.17
Diluted	$—	$—	$—	$0.16

Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	—	—	—	46,037
Diluted	—	—	—	46,037
(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$277	$265	$925	$610
Selling and marketing	1,234	797	3,573	1,823
Research and development	285	225	829	507
General and administrative	755	617	2,056	1,697

Comprehensive income:
Net income	$945	$575	$2,406	$4,817
Other comprehensive income:
Foreign currency cumulative translation adjustment	(131)	(207)	689	(256)
Unrealized (loss) gain on marketable securities, net of tax effect of $14 and $49 for the three and nine months ended September 30, 2009	(23)	371	(78)	270

Total comprehensive income	$791	$739	$3,017	$4,831

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities:
Net income	$2,406	$4,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,924	3,596
Amortization of intangible assets resulting from acquisitions	1,032	472
Provision for bad debts and sales allowances	271	379
Stock- based compensation	7,377	4,642
Amortization of deferred rent	(432)	(70)
Deferred tax provision	4,188	3,845
Impairment of marketable securities	—	841
Loss on asset disposal	108	—
Changes in operating assets and liabilities:
Accounts receivable	3,177	(518)
Prepaid expenses and other current assets	21	(298)
Other non-current assets	(55)	105
Accounts payable, accrued expenses and other liabilities	(3,482)	(1,558)
Deferred revenues	(1,868)	2,618
Deferred rent	331	9,366

Net cash provided by operating activities	17,998	28,237

Investing activities:
Acquisition, net of cash acquired	—	(44,543)
Recovery of restricted cash	—	1,385
Purchase of investments	(41,503)	(71,844)
Sales and maturities of investments	40,197	73,522
Purchases of property and equipment	(4,826)	(13,587)

Net cash used in investing activities	(6,132)	(55,067)

Financing activities:
Proceeds from exercise of common stock options and warrants	412	879
Repurchase of common stock	(1,470)	(1,238)
Principal payments on capital lease obligations	(725)	(669)

Net cash used in financing activities	(1,783)	(1,028)
Effect of the exchange rate changes on cash	596	(619)

Net increase (decrease) in cash and cash equivalents	10,679	(28,477)
Cash and cash equivalents at beginning of period	34,297	68,368

Cash and cash equivalents at end of period	$44,976	$39,891

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
     The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with Web site server metrics in order to account for 100 percent of a Web site’s audience. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories.
     On May 28, 2008, the Company acquired the outstanding stock of M:Metrics, Inc. (“M:Metrics”), a provider of marketing and media intelligence for the mobile medium in the United States and internationally, to expand its abilities to provide its customers a more robust solution for the mobile medium.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. For investments in variable interest entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.
Unaudited Interim Financial Information
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009 with the SEC. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter. All references to September 30, 2009 and 2008 or to the three or nine months ended September 30, 2009 and 2008 in the notes to the consolidated financial statements are unaudited.
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
Fair Value Measurements
     The Company adopted new guidance which establishes fair value measurements and disclosures on January 1, 2008, with respect to its financial assets and liabilities, and on January 1, 2009, with respect to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.
     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company applies the three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:
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
     Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the three and nine months ended September 30, 2009 and 2008 were not material.
     As of April 1, 2009, the Company modified its methodology for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:
•	An other-than-temporary impairment charge for debt securities in an unrealized loss position or impaired is recognized if any of these conditions are met: (1) the Company does not expect to recover the entire amortized cost basis of the security, (2) the Company intends to sell the security or (3) it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis.

•	If the first condition above is met, but the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company records the difference between the security’s amortized cost basis and its recoverable amount (representing the credit loss) in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then the Company recognizes the entire difference between the security’s amortized cost basis and its fair value in earnings.
The Company concluded that its auction rate securities fall within the second and third criteria above. All previously recorded impairments to auction rate securities were deemed other-than-temporary and were recognized in earnings.
     In prior periods, the intent and ability of the Company to hold the security until the market value recovered was a critical factor in determining whether any declines in the fair value of investments was other-than-temporary. Declines in value below cost for investments where it was considered probable that all contractual terms of the investment would be satisfied, due primarily to changes in market demand, and not because of increased credit risk, and where the Company intended and had the ability to hold the investment for a period of time sufficient to allow a market recovery, were not assumed to be other-than-temporary.
     Interest income on investments was $140,000 and $295,000 for the three months ended September 30, 2009 and 2008, respectively, and $484,000 and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.
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
     Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2008 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2008 test.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	5 to 7
Customer relationships	7
Panel	7
Intellectual property	10
Impairment of Long-Lived Assets
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and nine months ended September 30, 2009 or 2008.
Lease Accounting
     The Company leases its facilities and accounts for those leases as operating leases. For facility leases that contain rent escalations or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets. Leasehold improvements funded by landlord incentives or allowances are recorded as leasehold improvement assets and a deferred rent liability which is amortized as a reduction of rent expense over the term of the lease.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Foreign Currency Translation
     The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as foreign currency cumulative translation adjustment and reported as a component of Other comprehensive income.
     The Company incurred foreign currency transaction losses of $71,000 and $53,000 for the three and nine months ended September 30, 2009, respectively, realized a gain of $123,000 for the three months ended September 30, 2008 and incurred a loss of $18,000 for the nine months ended September 30, 2008. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
Revenue Recognition
     The Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.
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
Stock-Based Compensation
     The Company measures and recognizes compensation expense for share-based awards based on the estimated fair value on the date of grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. The fair value of the restricted stock awards is determined based on the quoted market price of the Company’s common stock on the grant date. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. The Company recorded stock-based compensation expense of $2.6 million and $7.4 million for the three and nine months ended September 30, 2009, respectively, and $1.9 million and $4.6 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was an accrual for $1.3 million included in stock-based compensation expense for compensation earned during the nine months ended September 30, 2009. This accrual will be settled with shares of restricted stock to be granted in 2010. As of December 31, 2008, there was an accrual for $369,000 for compensation earned during 2008 that was settled with shares of restricted stock granted in February 2009.
Income Taxes
     Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized.
     For certain tax positions the Company uses a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Earnings Per Share
     Prior to April 2008, the Company’s capital structure included classes of common stock with different dividend rates. Therefore, the Company applied the two-class method of calculating earnings per share. In addition to the Company’s common stock, prior to April 2008, the Company had Common Stock Subject to Put outstanding that was issued in connection with certain acquisitions. However, the additional contractual rights of such Common Stock Subject to Put lapsed unexercised in April 2008, and such Common Stock Subject to Put was reallocated as common stock following such time. Prior to the lapse of the contractual rights, the Company calculated earnings per share for its common stock and its Common Stock Subject to Put using a method akin to the two-class method. Undistributed earnings were allocated to holders of common stock and Common Stock Subject to Put on a pro rata basis. Total earnings allocated to each class of common stock were then divided by the weighted-average number of shares outstanding for each class of common stock to determine basic earnings per share. Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share data)
Net income	$945	$575	$2,406	$4,817

Weighted-average shares outstanding-common stock, basic	30,204,147	28,878,494	29,914,460	28,576,651
Dilutive effect of
Options to purchase common stock	909,355	1,472,250	928,637	1,594,798
Unvested shares of restricted stock units	32,787	19,187	28,313	24,335
Warrants to purchase common stock	10,933	19,588	7,662	20,136

Weighted-average shares outstanding-common stock, diluted	31,157,222	30,389,519	30,879,072	30,215,920

Net income per share-common stock:

Basic	$0.03	$0.02	$0.08	$0.17
Diluted	$0.03	$0.02	$0.08	$0.16

Weighted-average number of shares used in per share calculation — common share subject to put:
Basic	—	—	—	46,037
Diluted	—	—	—	46,037

Net income available to common stockholders per common share subject to put:
Basic	$—	$—	$—	$0.17
Diluted	$—	$—	$—	$0.16
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Stock options and restricted stock units	50,518	93,141	97,235	52,432
Common stock warrants	2,000	2,000	2,000	2,000
Recent Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its consolidated financial statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     In June 2009, the FASB issued ASU No. 2009-1, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASU 2009-1”). This standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of ASU 2009-1 had no impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations, which has since been included in the Codification as ASC Topic 805 (“ASC 805”). ASC 805 is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. ASC 805 requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, ASC 805 modifies the accounting for transaction and restructuring costs. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After the effective date of ASC 805, all changes to tax uncertainties and deferred tax asset valuation allowances established in business combination accounting should be recognized in accordance with ASC 805, generally as an adjustment to income tax expense. For the Company’s acquisition of M:Metrics (see Note 3), the effects of changes outside of the measurement period (or within the measurement period if the changes result from new information about facts that arose after the acquisition date) to deferred tax asset valuation allowances established in acquisition accounting will be recognized directly as an adjustment to income tax expense. The adoption of ASC 805 did not have a material impact on the Company’s consolidated results of operation or financial position with respect to its previous acquisition of M:Metrics.
3. Acquisition
     On May 28, 2008, comScore completed its merger with M:Metrics, a provider of marketing and media intelligence for the mobile medium in the United States and internationally, pursuant to the Agreement and Plan of Merger dated May 28, 2008, (the “Merger”). Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of M:Metrics in a cash transaction for approximately $46.0 million. The total purchase price of $46.0 million is comprised of $44.3 million in cash consideration, $1.2 million in expenses paid on behalf of M:Metrics and estimated acquisition related transaction costs of approximately $480,000.
     Acquisition-related transaction costs include legal and accounting fees, and other external costs directly related to the Merger. In connection with the Merger, the Company exchanged the unvested options for M:Metrics common stock for options for the purchase of 51,908 shares of comScore common stock. In addition, $5.0 million of comScore restricted common stock was reserved for issuance pursuant to the Merger and $4.72 million was issued to certain former M:Metrics employees that continued as employees of comScore as of June 30, 2008. The estimated fair value of these options and restricted stock is being recognized as compensation expense for post merger services. The Company has included the financial results of M:Metrics in its consolidated financial statements since May 28, 2008, the date of acquisition.
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
     The Merger was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of May 28, 2008. Under the purchase method of accounting, the total purchase price is allocated to M:Metrics net tangible and intangible assets based on their estimated fair values as of May 28, 2008, the effective date of the Merger. The final purchase price was allocated as follows (in thousands):

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

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
4. Investments and Fair Value Measurements
     As of September 30, 2009 and December 31, 2008, the Company had $2.9 million invested in auction rate securities, all of which are classified as long-term investments on its consolidated balance sheets.
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
     As of September 30, 2009 and December 31, 2008, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As there is no active market for these investments, the Company values its auction rate securities using a discounted cash flow model that takes into consideration the securities’ coupon rate, the discount rate and the expected date liquidity will be restored. The discount rate reflects the financial condition of the issuers and the bond insurers and incorporates a discount for illiquidity. As of September 30, 2009 and December 31, 2008, the estimated fair value of the auction rate securities was below cost, or par value.
     During the year ended December 31, 2008, the length of time and the extent to which the auction rate securities were valued below cost both increased significantly. As of December 31, 2008, the credit ratings of the issuers had deteriorated to a range of A- to B and the bond insurers saw similar downgrades to a range of BBB to C. As a result, the Company concluded that the unrealized losses on its auction rate securities at December 31, 2008 represented an other-than-temporary impairment and recorded a charge $2.2 million in earnings. During the three and nine months ended September 30, 2009, there were no auctions for the auction rate securities held by the Company. However, credit spreads and credit ratings of the issues and bond insurers were more stable during those periods. As of September 30, 2009, based on the Company’s updated valuation, no further adjustments to the carrying value of these investments was necessary.
     The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of September 30, 2009 and December 31, 2008. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.
     Marketable securities, which are classified as available-for-sale, are summarized below.

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
	(Unaudited)
	(In thousands)
As of September 30, 2009:
U.S. treasury bills	$4,050	$—	$4,050	$4,050	$—
U.S. treasury notes	34,882	47	34,929	34,929	—
Auction rate securities	2,861	—	2,861	—	2,861

	$41,793	$47	$41,840	$38,979	$2,861

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
	(In thousands)
As of December 31, 2008:
U.S. treasury bills	$24,931	$55	$24,986	$24,986	$—
U.S. treasury notes	12,694	120	12,814	12,178	636
Auction rate securities	2,861	—	2,861	—	2,861

	$40,486	$175	$40,661	$37,164	$3,497

     There were no gross unrealized losses related to available-for-sale securities as of September 30, 2009 and December 31, 2008 other than the auction rate securities, for which the unrealized loss was deemed other- than- temporary and included in earnings during 2008.
     Cash equivalents have original maturity dates of three months or less. All investments, excluding auction rate securities, have original maturity dates between three months and two years. Auction rate securities have original maturity dates in excess of fifteen years.
The fair value hierarchy of the Company’s marketable securities at fair value as of September 30, 2009 and December 31, 2008 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets
		for	Significant
		Identical	Unobservable
	September 30,	Assets	Inputs
	2009	(Level 1)	(Level 3)
	(Unaudited)
	(In thousands)
Assets:
U.S. treasury bills	$4,050	$4,050	$—
U.S. treasury notes	34,929	34,929	—
Auction rate securities	2,861	—	2,861

Total	$41,840	$38,979	$2,861

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		In
		Active
		Markets
		For	Significant
		Identical	Unobservable
	December 31,	Assets	Inputs
	2008	(Level 1)	(Level 3)
	(In thousands)
Assets:
U.S. treasury bills	$24,986	$24,986	$—
U.S. treasury notes	12,814	12,814	—
Auction rate securities	2,861	—	2,861

Total	$40,661	$37,800	$2,861

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     From December 31, 2008 through September 30, 2009, there was no change in the balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3).
5. Goodwill and Intangible Assets
     The change in the carrying value of goodwill for the nine months ended September 30, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$39,114
Purchase price allocation adjustments	1,032

Balance as of September 30, 2009 (unaudited)	$40,146

     The $1.0 million of adjustments to goodwill during the nine months ended September 30, 2009 were primarily due to deferred tax asset reductions of $768,000 for the M:Metrics net operating loss carryforward at the date of acquisition for transfer pricing adjustments and $344,000 to establish a reserve for certain M:Metrics research and development tax credit carryforwards that existed at the date of acquisition. In addition, the deferred tax asset was increased by $138,000 to true-up the deferred tax balances to the filed tax returns.
     Certain of the Company’s intangible assets are recorded in British Pounds, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortized acquired intangible assets are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Intangible assets consist of the following:
Customer relationships	$3,033	$2,927
Acquired methodologies/technology	2,426	2,378
Intellectual property	2,568	2,547
Panel	1,763	1,701

Total intangible assets	9,790	9,553
Accumulated amortization	(1,809)	(748)

Intangible assets, net	$7,981	$8,805

     Amortization expense related to intangible assets was approximately $385,000 and $346,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.0 million and $475,000 for the nine months ended September 30, 2009 and 2008, respectively.
6. Commitments and Contingencies
Capital Leases
     In September 2009, the Company entered into a $4.5 million equipment line of credit with Banc of America Leasing & Capital, LLC to finance the purchase of new software, hardware and other computer equipment as the Company expands its technology infrastructure in support of its business growth. The initial utilization of this credit facility was an equipment lease for approximately $1.1 million bearing an interest rate of 5% per annum. The base term for this lease is three years and includes a nominal charge in the event of prepayment. The lease payment is approximately $403,000 per annum. Assets acquired under this equipment lease secure the obligations.
Operating Leases
     In September 2009, the Company entered into a 2.5 year lease with a new landlord for approximately 2,351 square feet of new office space for its London office. The base rent is approximately $91,000 per annum. The lease expires March 2012.
     In July 2009, the Company entered into a ten year lease with an existing landlord for its Toronto office. This lease renewed existing office space of approximately 11,637 square feet and added approximately 6,230 square feet of additional office space. The base rent is approximately $220,000 for years one through three, approximately $237,000 for years four through six and approximately $253,000 per year for the remainder of the lease. The lease expires September 2019. This lease includes a tenant allowance of approximately $452,000 for construction costs. The Company

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
anticipates it will begin construction on the new office space during the first quarter of 2010 and as a result will record deferred rent and capitalized assets at that time. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
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
Contingencies
     On March 31, 2009, the Company renewed its $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon the Company’s funded- debt- to- unrestricted-EBITDA ratio. This line of credit includes no restrictive financial covenants and expires March 31, 2010. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the nine months ended September 30, 2009 three letters of credit were reduced by approximately $480,000. As of September 30, 2009, no amounts were borrowed against the line of credit and $3.9 million of letters of credit were outstanding, leaving $1.1 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.
     The Company has no asserted claims as of September 30, 2009, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
7. Income Taxes
     The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on ordinary income before taxes to year-to-date ordinary book income before taxes. The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income are determined separately and recognized in the period in which the items arise.
     During the three and nine months ended September 30, 2009, the Company recorded income tax provisions of $1.8 million and $4.4 million, respectively, resulting in effective tax rates of 65.9% and 64.9%, respectively. During the three and nine months ended September 30, 2008, the Company recorded income tax provisions of $1.2 million and $4.4 million, respectively, resulting in effective tax rates of 67.7% and 47.6%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of state income taxes, foreign income taxes, and nondeductible expenses such as certain stock compensation and meals and entertainment. During the three and nine month periods ended September 30, 2009, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $96,000 and $776,000, respectively, has been included in income tax expense for the three and nine month periods ended September 30, 2009.
     The exercise of certain stock options during the nine months ended September 30, 2009 and 2008, generated income tax deductions equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     As of September 30, 2009 and December 31, 2008, the Company had a valuation allowance of $3.2 million and $2.8 million, respectively, against certain deferred tax assets, which were related to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary and the deferred tax asset related to the impairment recognized on auction rate securities. The increase in valuation allowance of approximately $0.4 million during the nine months ended September 30, 2009 was attributable to the current year net operating losses generated and expected to expire unutilized at the M:Metrics UK subsidiary.
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
     As of September 30, 2009, the Company concluded that no events occurred during the nine months ended September 30, 2009 that would significantly impact its valuation allowance against deferred tax assets. Management will continue to evaluate its valuation allowance position on a regular basis. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     As of September 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of approximately $939,000 and $240,000, respectively. The increase in unrecognized tax benefits of approximately $699,000 is attributable to additional uncertain tax positions, including uncertain tax positions related to the M:Metrics acquisition that were recorded through purchase accounting as an increase to acquired goodwill of approximately $672,000. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009 and December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material.
     The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. Federal examinations by tax authorities for years before 2006 or state and local examinations by tax authorities for years before 2005 although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
8. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2008 and September 30, 2009, the Plans provided for the issuance of a maximum of approximately 5.4 million shares and 6.6 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2009, the shares available for grant increased 1,165,205 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of September 30, 2009, 2,435,568 shares were available for future grant under the 2007 Plan.
     The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. During the three and nine months ended September 30, 2009, no stock options were granted.
     A summary of the Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2008	1,453,370	$2.26

Options granted	—	—
Options exercised	283,710	$1.45		$2,514
Options forfeited	32,524	$6.80
Options expired	1,819	$6.85

Options outstanding at September 30, 2009	1,135,317	$2.33	5.05	$17,805

Options exercisable at September 30, 2009	1,081,866	$2.07	4.96	$17,244

     The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at September 30, 2009. The aggregate intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. As of September 30, 2009, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $249,000, which the Company expects to recognize over a weighted average period of approximately 0.77 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date,

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the nine months ended September 30, 2009, 137,829 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of September 30, 2009 is presented as follows:

				Weighted
			Total Number	Average
		Restricted	of Shares	Grant-Date
	Restricted	Stock	Underlying	Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2008	1,043,101	96,673	1,139,774	$18.53
Granted	1,110,606	106,036	1,216,642	9.77
Vested	373,096	26,824	399,920	16.26
Forfeited	137,829	5,839	143,668	18.44

Nonvested at September 30, 2009	1,642,782	170,046	1,812,828	$13.16

     The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of September 30, 2009 was $32.6 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of September 30, 2009 was 2.82 years.
     The Company granted nonvested stock awards at no cost to recipients during the nine months ended September 30, 2009. As of September 30, 2009, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $19.8 million, which the Company expects to recognize over a weighted average period of approximately 1.83 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 399,920 shares of the Company’s restricted stock and restricted stock units vesting during the nine months ended September 30, 2009, the Company repurchased 136,620 shares at an aggregate purchase price of approximately $1.5 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At September 30, 2009, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,435,568
Common stock available for outstanding options and restricted stock units	1,305,363
Common stock warrants	24,375

3,765,306

9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2009 and 2008 is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)
United States	$26,983	$26,052	$79,861	$73,829
Canada	1,588	1,628	4,416	4,522
United Kingdom/Other	3,345	2,981	9,638	7,430

Total Revenues	$31,916	$30,661	$93,915	$85,781

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
United States	$17,282	$17,468
Canada	21	66
United Kingdom/Other	154	163

Total	$17,457	$17,697

10. Subsequent Events
     The Company evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q on November 9, 2009.
     On October 29, 2009, the Company entered into a definitive agreement for the acquisition of Certifica, Inc., a leader in web measurement in Latin America. The transaction remains subject to certain closing conditions.
     On October 29, 2009, the Company announced a restructuring plan that will result in an approximately 8% reduction in workforce based on headcount. Estimated restructuring costs range between $700,000 and $900,000. The plan became effective October 30, 2009.

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
     Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, and the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of over two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering and we also launched ten new products during that year, including Campaign Metrix, qSearch 2.0, Ad Metrix, Brand Metrix, Segment Metrix and comScore Marketer. During 2008, we launched Ad Metrix-Advertiser View, a tool for agencies and publishers designed to support their media buying and selling activities and supply their competitive intelligence needs, Plan Metrix, the second generation of our media planning product, and Extended Web Measurement, which allows the tracking of distributed web content across third party sites, such as video, music, gaming applications, widgets and social media. In September 2009, we launched comScore Media Metrix 360, a ‘panel-centric hybrid’ solution to digital audience measurement that blends panel and server methodologies into an approach that provides a direct linkage and reconciliation between server and panel measurement.
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
     Our total revenues have grown to $117.4 million during the fiscal year ending December 31, 2008 and $93.9 million for the first three quarters of 2009 from $87.2 million during the fiscal year ended December 31, 2007. By comparison, our total expenses from operations have grown to $106.4 million for the year ended 2008 and $87.4 million for the first three quarters of 2009 from $76.5 million during the fiscal year ended December 31, 2007. We attribute the growth in our revenues during this period to several factors including, but not limited to:
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
     As of September 30, 2009, we had 1,216 customers, compared to 895 as of December 31, 2007. We sell most of our products through our direct sales force.
     As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During the nine months ended September 30, 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the effects of the current economic downturn. Further, certain of our existing customers have exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Despite this economic downturn, we continued to add net new customers during the first three quarters 2009, and our existing customers renewed their subscriptions at a rate of 89% based on revenue renewed in the quarter ended September 30, 2009. However, if these adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 79% of total revenues in 2007, 83% of total revenues in 2008, and 86% during the nine months ended September 30, 2009.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2008, our international revenues were $16.5 million, an increase of $6.4 million, or 63% compared to 2007. For the nine months ended September 30, 2009, our international revenues were $14.1 million, an increase of $2.1 million or 18% over international revenues of $12.0 million for the nine months ended September 30, 2008. International revenues comprised approximately 12%, 14% and 15% of our total revenues for the fiscal years ended December 31, 2007 and 2008 and the nine months ended September 30, 2009, respectively.
     We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.
Subscription Revenues
     We generate a significant proportion of our subscription-based revenues from our Media Metrix product family. Products within the Media Metrix family include Media Metrix 360, Media Metrix 2.0, Plan Metrix, World Metrix, Video Metrix and Ad Metrix. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our Web site, have access to our database and can generate reports at anytime.
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
Revenue Recognition
     We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.
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
Fair Value Measurements and Investments
     We adopted new guidance which establishes fair value measurements and disclosures on January 1, 2008, with respect to our financial assets and liabilities, and on January 1, 2009, with respect to our nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.

     Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We prioritize the inputs used in measuring fair value using the following hierarchy:
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
     As of April 1, 2009, the existing model for recognition and measurement of impairment for debt securities was modified. The two principal changes to the impairment model for securities are as follows:
•	Recognition of an other-than-temporary impairment charge for debt securities in an unrealized loss position or impaired is required if any of these conditions are met: (1) we do not expect to recover the entire amortized cost basis of the security, (2) we intend to sell the security or (3) it is more likely than not that we will be required to sell the security before it recovers its amortized cost basis.

•	If the first condition above is met, but we do not intend to sell and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we are required to record the difference between the security’s amortized cost basis and its recoverable amount (representing the credit loss) in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then we are required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.
     We concluded that our auction rate securities fall within the second and third criteria above, and as a result, the modification had no effect on our consolidated financial statements as all previous impairment were deemed other-than-temporary and were recognized in earnings.
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
     Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no indicators of impairment suggesting that an interim assessment was necessary for goodwill during the three and nine months ended September 30, 2009 and 2008.
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

Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and nine months ended September 30, 2009 or 2008.
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
Income Tax
     We account for income taxes using the asset and liability method. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the net deferred tax asset, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. In evaluating projections of future taxable income, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the net carrying value of such assets.
     As of September 30, 2009, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $59.9 million and $35.6 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal and in 2014 for state income tax reporting purposes. In addition, at September 30, 2009, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $11.9 million, which begins to expire in 2014.
     As of September 30, 2009 and December 31, 2008, we recorded valuation allowances against certain deferred tax assets of $3.2 million and $2.8 million, respectively. At September 30, 2009 and December 31, 2008, the remaining valuation allowance related to the acquired deferred tax assets of our M:Metrics UK subsidiary and the deferred tax asset related to the impairment recorded on our marketable securities in the U.S.
     As of December 31, 2008, we concluded that it was more likely than not that a substantial portion of our U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a further reduction of our valuation allowance was necessary. In making that determination, we considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, we recorded a reduction in the deferred tax asset valuation allowance of approximately $20.4 million. As of September 30, 2009, we concluded that no events occurred during the nine months ended September 30, 2009 that would impact our valuation allowance against deferred tax assets.
     The exercise of certain stock options during the nine months ended September 30, 2009 and 2008, generated income tax deductions equal to the excess of the fair market value over the exercise price. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     During the three and nine month periods ended September 30, 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $96,000 and $776,000 have been included in income tax expense for the three and nine month periods ended September 30, 2009, respectively. Looking forward, we expect our income tax provisions for future reporting periods of 2009 will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
     For certain tax positions we use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As of September 30, 2009 and December 31, 2008, we had unrecognized tax benefits of $939,000 and $240,000, respectively, on a tax affected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2009 and December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2006 or state and local tax examinations by tax authorities for years before 2005, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
Stock-Based Compensation
     We measure and recognize compensation expense for share-based awards based on estimated fair value on the date of grant. We estimate the fair value of our stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key variables in the Black-Scholes option-pricing model include the expected volatility of our common stock price, the expected term of the award and the risk-free interest rate. In addition, under SFAS 123R, we are required to estimate forfeitures of unvested awards when recognizing compensation expense.
     If factors change and we employ different assumptions in future periods, the compensation expense we record may differ significantly from what we have previously recorded. Beginning in 2007, we made use of restricted stock awards and reduced our use of stock options as a form of stock-based compensation.
     At September 30, 2009, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $20.1 million, which is expected to be recognized over a weighted-average period of 1.81 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	29.6	30.7	31.1	28.3
Selling and marketing	32.1	34.8	33.1	34.0
Research and development	14.7	13.5	14.1	12.6
General and administrative	13.6	13.9	13.7	14.7
Amortization	1.2	1.1	1.1	0.6

Total expenses from operations	91.2	94.0	93.1	90.2

Income from operations	8.8	6.0	6.9	9.8
Interest and other income, net	0.1	0.9	0.4	1.9
Loss from foreign currency	(0.2)	0.4	(0.1)	—
Impairment of marketable securities	—	(1.5)	—	(1.0)

Income before income taxes	8.7	5.8	7.2	10.7
Provision for income taxes	(5.7)	(3.9)	(-4.7)	(5.0)

Net income	3.0	1.9	2.5	5.7

Three and Nine Month Period ended September 30, 2009 compared to the Three and Nine Month Period ended September 30, 2008
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Revenues	$31,916	$30,661	$1,255	4.1%	$93,915	$85,781	$8,134	9.5%
     Total revenues increased by approximately $1.3 million and $8.1 million in the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008. The revenue growth was due to a combination of increased sales to our existing customer base and continued growth of our customer base. Our total customer base grew by a net increase of 80 customers to 1,216 customers at September 30, 2009 from 1,136 at September 30, 2008.
     Sales to existing customers based in the U.S. totaled $24.5 million and $72.0 million in the three and nine months ended September 30, 2009, respectively, which were $2.1 million and $9.6 million higher than in the corresponding periods in 2008, respectively. In addition, revenues from new U.S. customers in the three and nine months ended September 30, 2009 were $2.5 million and $7.8 million, respectively, decreases of approximately $1.2 million and $3.6 million as compared to revenues from new U.S. customers in the three and nine months ended September 30, 2008.
     Despite the decreases in revenues from new U.S. customers over the comparable periods, revenues from international customers totaled approximately $4.9 million and $14.1 million for the three and nine months ended September 30, 2009, respectively, or approximately 15% of total respective revenues which were increases of $300,000 and $2.1 million, over the corresponding prior year periods. These increases were due to ongoing international expansion efforts that resulted in increases of $238,000 and $226,000 for Asia and Latin America, respectively, for the three months ended September 30, 2009, and $1.2 million, $503,000 and $476,000 for the U.K., Asia and Latin America, respectively, for the nine months ended September 30, 2009. These increases were offset in part by decreases of $40,000 and $106,000 for Canada for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $1.5 million and $9.8 million in the three and nine months ended September 30, 2009, respectively, from $25.7 million and $70.8 million in the corresponding prior year periods. Our project-based revenues decreased by $270,000 and $1.7 million in the three and nine months ended September 30, 2009, respectively, from $5.0 million and $15.0 million in the corresponding prior year periods. We believe that these decreases were attributable to the impact of general economic conditions upon our customers’ budgets and capacity for spending on market research.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Cost of revenues	$9,455	$9,412	$43	0.5%	$29,186	$24,286	$4,900	20.2%
As a percentage of revenues	29.6%	30.7%			31.1%	28.30%
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
     Cost of revenues increased by approximately $4.9 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was attributable to a $2.7 million increase in panel recruitment and retention and data and bandwidth costs. We also incurred increases of approximately $868,000 in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce to support a larger product and customer base during the nine months ended September 30, 2009. In addition, we attribute approximately $1.1 million to increases in allocated overhead costs such as depreciation and rent for the nine months ended September 30, 2009. During the three months ended September 30, 2009, cost of revenue increased by approximately $43,000 as compared to the three months ended September 30, 2008.
     Cost of revenues increased as a percentage of revenues during the nine months ended September 30, 2009 as compared to the same period in 2008 due to the increases in costs to build and maintain our panel to support future growth. In addition, the headcount and costs associated with our technology staff grew at a faster rate relative to our revenue growth.

     We expect cost of revenues to increase in absolute dollar amounts as we continue to grow our business but vary as a percentage of revenues depending on whether we benefit from investments in our panel and network infrastructure and benefit from the synergies resulting from the integration of M:Metrics for our panel recruiting activities.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Selling and marketing	$10,241	$10,659	$(418)	(3.9)%	$31,057	$29,120	$1,937	6.7%
As a percentage of revenues	32.1%	34.8%			33.1%	34.0%
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
     Selling and marketing expenses decreased by $418,000 during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was due to a $699,000 decrease in salaries, benefits and related costs due to salary reduction and cost containment programs implemented during the second quarter of 2009. This decrease was offset by a $437,000 increase in stock-based compensation as compared to the same period in 2008 prompted by our increased use of equity compensation for our sales and marketing employees. In addition, we attribute $133,000 of the decrease to a reduction in professional fees and smaller decreases in travel and allocated overhead costs such as depreciation and rent as compared to the three months ended September 30, 2008.
     Selling and marketing expenses increased by $1.9 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was prompted by a $1.8 million increase in stock-based compensation as compared to the same period in 2008 due to our increased use of equity compensation for our sales and marketing employees and increased number of personnel in these departments. In addition, we attribute $100,000 to an increase in allocated overhead costs such as depreciation and rent as compared to the nine months ended September 30, 2008. These increases were favorably impacted by certain cost containment programs which we initiated in 2009.
     Our selling and marketing headcount totaled 260 employees as of September 30, 2009, a decrease of 2 employees as compared to September 30, 2008. Selling and marketing expenses decreased as a percentage of revenues for the three and nine months ended September 30, 2009 as compared to the same period in 2008 due to cost containment programs initiated in 2009 resulting in decreased costs relative to revenue growth.
     We expect selling and marketing expenses to increase in absolute dollar amounts as we continue to grow our selling and marketing efforts but to vary in future periods as a percentage of revenues depending on whether we benefit from increased productivity in our sales force and from increased revenues resulting in part from our ongoing marketing initiatives.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Research and development	$4,677	$4,131	$546	13.2%	$13,210	$10,838	$2,372	21.9%
As a percentage of revenues	14.7%	13.5%			14.1%	12.6%
     Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, including rent and depreciation.
     Research and development expenses increased by $546,000 during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was due to a $327,000 increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products during the three months ended September 30, 2009. We also incurred a $60,000 increase in stock-based compensation due to our increased use of equity compensation as well as our increased headcount. In addition, we incurred an increase of $132,000 in allocation of overhead costs such as rent due to the increased size of our research and development functions. We also experienced smaller increases in our systems and maintenance costs related to computer hardware and software.

     Research and development expenses increased by $2.4 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was due to a $1.3 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products during the nine months ended September 30, 2009. We also incurred a $322,000 increase in stock-based compensation due to our increased use of equity compensation as well as our increased headcount. In addition, we incurred an increase of $447,000 in allocated overhead costs such as rent due to the increased size of our research and development functions. We also experienced a $192,000 increase in our systems and maintenance costs related to computer hardware and software and a $99,000 increase in consulting fees.
     Research and development costs increased as a percentage of revenues for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 due to our investments in research and development of new product initiatives relative to our growth in revenues.
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
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
General and administrative	$4,353	$4,266	$87	2.0%	$12,874	$12,596	$278	2.2%
As a percentage of revenues	13.6%	13.9%			13.7%	14.7%
     General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, and expenses incurred for other general corporate purposes.
     General and administrative expenses increased by $278,000 during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase was due to $162,000 increase in professional fees for tax compliance services and $112,000 of acquisition related costs incurred related to our proposed Certifica acquisition which had not closed as of September 30, 2009 and remains currently subject to closing conditions. During the three months ended September 30, 2009, general and administrative expenses increased by $87,000 as compared to the three months ended September 30, 2008.
     General and administrative expenses decreased as a percentage of revenues for the three and nine months ended September 30, 2009 as compared to the same period in 2008 due to continued revenue growth and the impact of our recent cost containment efforts.
     We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to incur increased costs related to increases in outside professional fees, stock-based compensation and allocated costs such as rent.
Amortization Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(Unaudited)
	(In thousands)
Amortization of intangible assets	$385	$346	$39	11.3%	$1,032	$475	$557	NA
As a percentage of revenues	1.2%	1.1%			1.1%	0.6%
     Amortization expense consists of charges related to the amortization of intangible assets associated with past acquisitions.
     Amortization expense increased $39,000 and $557,000 during the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, respectively, due to additional amortization of intangible assets that were acquired during the second quarter of 2008 in connection with the M:Metrics acquisition.
     Absent additional acquisitions, we expect amortization expense to remain constant in the near term, as the remaining amount of intangible assets related to previous acquisitions is amortized. We are still evaluating the impact of the proposed Certifica acquisition, however, we do not expect it will have a material impact on our amortization expense.

Interest and Other Income, Net
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
     Interest income, net, for the three and nine months ended September 30, 2009 was $131,000 and $438,000, respectively, as compared to $267,000 and $1.6 million for the three and nine months ended September 30, 2008, respectively. The decreases of $136,000 and $1.2 million during the three and nine months ended September 30, 2009 were due to a lower average cash balance due to the use of cash in May 2008 for the acquisition of M:Metrics and lower returns from our investments. Our cash, cash equivalents and short- and long-term investments increased by $12.8 million to $86.8 million at September 30, 2009 as compared to September 30, 2008 due to positive operating cash flow.
     We anticipate that interest income, net may decrease in future periods due to lower interest rates earned on our investments than those available in prior years.
     Included in Interest and other income, net, were losses of $93,000 and $109,000 for fixed asset disposals for the three and nine months ended September 30, 2009, respectively.
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
     During the three and nine months ended September 30, 2009, we recorded losses of $71,000 and $53,000, respectively, as compared to a gain of $123,000 during the three months ended September 30, 2008 and a loss of $18,000 during the nine months ended September 30, 2008, respectively. Our foreign currency transactions are primarily recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.
Provision for Income Taxes
     During the three and nine months ended September 30, 2009 we recorded income tax provisions of $1.8 million and $4.4 million, respectively, compared to $1.2 million and $4.4 million in the same periods of 2008, respectively. The tax provision for the three and nine months ended September 30, 2009 was attributable to current taxes of $100,000 and $257,000, respectively, and the utilization of our U.S. deferred tax assets of $1.8 million and $4.2 million, respectively, including discrete deferred tax adjustments of $22,000 and $679,000, respectively. The tax provision for the three and nine months ended September 30, 2008 was attributable to current taxes of $318,000 and $522,000, respectively, and the utilization of our U.S. deferred tax assets of $889,000 and $4.0 million, respectively, offset by a discrete release of the valuation allowance in the nine months ended September 30, 2008 of $111,000 associated with a foreign entity.
     During the three and nine months ended September 30, 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three and nine months ended September 30, 2009 was impacted. The tax provision impact of the shortfall totaling $96,000 and $776,000, respectively, has been included in income tax expense for the three and nine months ended September 30, 2009.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$17,998	$28,237
Net cash used in investing activities	(6,132)	(55,067)
Net cash used in financing activities	(1,783)	(1,028)
Effect of exchange rate changes on cash	596	(619)

Net increase (decrease) in cash and cash equivalents	$10,679	$(28,477)

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. Since the beginning of 2006, we have purchased over $15.3 million in property and equipment, exclusive of $9.7 million of property and equipment funded through landlord allowances received in connection with our Chicago, Reston and San Francisco office leases, made $5.3 million in principal payments on capital lease obligations, and spent $44.9 million as the cash component of consideration paid for acquisitions.
     As of September 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $84.0 million which represent remaining proceeds from our initial public offering in July 2007 and cash generated from operating activities. As of September 30, 2009, we held $2.9 million in long-term investments consisting of auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities, there have been no auctions for these securities in 2009. Accordingly, we still hold these auction rate securities and are due interest at a higher rate than similar securities. None of these investments are mortgage backed securities or collateralized debt obligations. As of September 30, 2009, these investments were fully backed by investment grade bonds and are insured against loss of principal and interest by bond insurers whose ratings were under review and downgraded through December 31, 2008 but remained substantially unchanged during the nine month period ending September 30, 2009. These securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers and the bond insurers as well as the expected date liquidity will be restored. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our consolidated balance sheet. Based on our Company’s updated valuation, no additional adjustment to recorded values was necessary during the three and nine months ended September 30, 2009.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $18.0 million of net cash from operating activities during the nine months ended September 30, 2009. The significant components of cash flows from operations were net income of $2.4 million, adjusted for $13.3 million in non-cash depreciation, amortization and stock-based compensation expenses and $271,000 in bad debt expense, and $3.2 million decrease in accounts receivable due to increased collections activity and $4.2 million in deferred income taxes, offset by a $1.9 million decrease in amounts collected from customers in advance of when we recognize revenues due to some of our customers changing billing frequency and $3.5 million decrease in accounts payable and accrued expenses.
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
     We used $6.1 million of net cash in investing activities during the nine months ended September 30, 2009, a net $1.3 million of which was used to purchase investments. In addition, $4.8 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $333,000 was funded through landlord allowances received in connection with our Seattle office lease.
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
Financing Activities
     We used $1.8 million of cash during the nine months ended September 30, 2009 for financing activities. This included $1.5 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $725,000 to make payments on our capital lease obligations offset by $412,000 in proceeds from the exercise of our common stock options.
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
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In addition, we financed the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity.
     In September 2009, we entered into a $4.5 million equipment line of credit with Banc of America Leasing & Capital, LLC to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. The initial utilization of this credit facility was an equipment lease for approximately $1.1 million bearing an interest rate of 5% per annum. The base term for this lease is three years and includes a nominal charge in the event of prepayment. The lease payment is approximately $403,000 per annum. Assets acquired under the equipment lease secure the obligations.
     On March 31, 2009, we renewed a $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon the funded debt to unrestricted EBITDA ratio. This line of credit includes no restrictive financial covenants and expires March 31, 2010. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the nine months ended September 30, 2009, three letters of credit were reduced by approximately $480,000. As of September 30, 2009, no amounts were borrowed against the line of credit and $3.9 million of letters of credit were outstanding, leaving $1.1 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Future Capital Requirements
     Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. To the extent that our existing cash, cash equivalents, short-term investments and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of September 30, 2009, our cash reserves were maintained in bank deposit accounts, treasury bills, treasury notes, and auction rate securities totaling $86.8 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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
Interest Rate Sensitivity
     As of September 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short- and long-term investments of $84.0 million, excluding auction rate securities. These amounts were invested in bank deposit accounts, U.S. treasury bills and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the nine months ended September 30, 2009, the change in our interest exposure during the period would have been approximately $418,000, assuming consistent investment levels.
Auction Rate Securities
     As of September 30, 2009, we held $2.9 million in long-term investments consisting of auction rate securities. In prior years we invested in these securities for short periods of time as part of our investment policy. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities, there have been no auctions for these securities in 2009. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities. None of these investments are mortgage backed securities or collateralized debt obligations. As of September 30, 2009, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C. However, as of September 30, 2009 and December 31, 2008 five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million concluding that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. As of December 31, 2008, based on the valuation models and an analysis of the other-than-temporary impairment factors we recorded a pre-tax impairment charge of $2.2 million related to our auction rate securities. During the nine months ended September 30, 2009, the auction rate securities continued to fail at auction and remain at an unrealized loss position. However, the credit spreads and credit ratings of the issues and bond insurers were more stable during the nine month period. As of September 30, 2009, based on our updated valuation, no further adjustments to the carrying value of these investments was necessary.
     If the credit ratings of the issuer, the bond insurers or the collateral continue to change, we may further adjust the carrying value of these investments. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of September 30, 2009 and December 31, 2008.
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
     Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to slow, recede or experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have become increasingly negative, and global financial markets have experienced a severe downturn stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow throughout 2008 and 2009, and is expected to slow further or recede during the remainder of 2009 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
     In the first nine months of 2009, our renewal rates for our subscription-based products have remained reasonably consistent on a dollar-basis with prior recent quarters. However, we experienced declines in project revenues and renewal rates of smaller customers in the three and nine month periods ended September 30, 2009. If this trend continues, these declines may negatively impact our business.
We derive a significant portion of our revenues from sales of our subscription-based digital marketing intelligence products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 83% during full-year 2008 and 86% of our net revenues during the nine months ending September 30, 2009. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the uncertainties associated with the integration of acquired new lines of business, and operations in countries in which we may have little or no previous experience;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and the timing of any additional reversal of our deferred tax valuation allowance; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
     We have in the past and may in the future change our methodologies or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. For example, in 2008, we integrated our existing methodologies into the product and services offered by M:Metrics, which we acquired in mid-2008. In 2009, we announced an initiative to develop a new methodology that would integrate server-based web beacon information with our existing panel-based data. As a result, some of our existing customers or customers of acquired entities may become dissatisfied as a result of changes in our methodology and decide not to continue purchasing their subscriptions or may decide to discontinue providing us with their web beacon or other server-side information. Additionally, we expect that we will need to further integrate new capabilities with our existing methodologies if we develop or acquire additional products or lines of business in the future. The resulting future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause additional customer dissatisfaction and result in loss of customers.
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
     Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and the collection or use of personal information and online usage information may create negative public reaction related to our business practices. The U.S. Congress and various media sources have expressed concern over the collection of online usage information from cable providers and telecommunications operators to facilitate targeted Internet advertising, and the collection of online behavioral data generally. A similar concern has been raised by regulatory agencies in the United Kingdom. Such criticisms may have a chilling effect on businesses that collect or use online usage information generally. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or as a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.
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
     The adoption of Internet advertising, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business and a willingness to invest in such new approaches in light of a difficult economic environment. Advertisers may perceive Internet advertising to be less effective than traditional advertising for marketing their products. They may also be unwilling to pay premium rates for online advertising that is targeted at specific segments of users based on their demographic profile or Internet behavior. The online advertising and eCommerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including that which makes use of personalized information, or online behavioral information. Furthermore, online merchants may not be able to establish online commerce models that are cost effective and may not learn how to effectively compete with other Web sites or offline merchants. In addition, consumers may not continue to shift their spending on goods and services from offline outlets to the Internet. As a result, growth in the use of the Internet for eCommerce may not continue at a rapid rate, or the Internet may not be adopted as a medium of commerce by a broad base of customers or companies worldwide. Moreover, the adoption of advertising through mobile media may slow as a result of uncertain economic conditions or other factors. Because of the foregoing factors, among others, the market for Internet advertising and eCommerce, including commerce through mobile media, may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop more slowly than expected, our business will suffer.
Our growth depends upon our ability to retain existing large customers and add new large customers; however, to the extent we are not successful in doing so, our ability to maintain profitability and positive cash flow may be impaired.
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the year ended December 31, 2008 we derived over 30% of our total revenues from our top 10 customers. For the nine months ended September 30, 2009 we derived approximately 30% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
     We derive a significant portion of our revenues from a single customer, Microsoft Corporation. During both the year ended December 31, 2008 and the nine months ended September 30, 2009, we derived approximately 12% of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
     During the first nine months of 2009, the value of the U.S. Dollar fluctuated against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the cost to the customer for of our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results. Likewise, as the U.S. Dollar has appreciated, our contracts denominated in foreign currencies have resulted in reduced revenues.
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
     We have experienced significant growth in recent periods. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 581 employees as of December 31, 2008 from 176 employees as of December 31, 2003. Given our slower growth under the current economic environment, we expect that we may need to turnover or reduce certain portions of our workforce, and manage or adjust the compensation levels of our workforce to meet our strategic objectives. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions. If we continue to grow, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.
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
     Although we achieved net income in the 2008 fiscal year of $25.2 million and $2.4 million for the nine months ended September 30, 2009, we cannot assure you that we will continue to sustain or increase profitability in the future. As of September 30, 2009, we had an accumulated deficit of $53.2 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
We rely on our management team and may need additional personnel to grow our business; the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
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
     In mid-2008, we closed our acquisition of M:Metrics and have integrated this business into our own. Additionally, in October 2009, we entered into a definitive agreement to acquire Certifica, Inc., although that acquisition is not presently closed and remains subject to a number of closing conditions. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
     An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:
•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	issue additional equity securities that would dilute the common stock held by existing stockholders;

•	incur large charges or substantial liabilities;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	use cash that we may need in the future to operate our business;

•	experience difficulties effectively utilizing acquired assets; and

•	incur debt on terms unfavorable to us or that we are unable to repay.
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
Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges or cause us to change our compensation policies.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report on our internal control over financial reporting in our Annual Report on Form 10-K. That report includes management’s assessment of the effectiveness of our internal control over financial reporting as of the end the fiscal year. Additionally, our independent registered public accounting firm is required to issue a report on their evaluation of the operating effectiveness of our internal control over financial reporting.
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
     We have previously experienced “changes in control” that have triggered the limitations of Section 382 of the Internal Revenue Code on our net operating loss carryforwards. As a result, we may be limited in the amount of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes.
     As of September 30, 2009, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $59.9 million and $35.6 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
     In addition, at September 30, 2009 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries is $11.9 million, which will begin to expire in 2014.
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
     As of September 30, 2009, we had a valuation allowance of $3.2 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary and the deferred tax asset related to the unrealized impairment on the marketable securities in the U.S. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we may recognize an income tax provision in that period. These events could have a material impact on our reported results of operations.
     During 2009, we expect to reduce our net deferred tax asset each quarter and recognize deferred income tax expense that, when combined with our current income tax expense for cash taxes due, will result in a “normalized” effective tax rate. However, to the extent that recognition of certain tax benefits or deductions are not permitted for tax purposes, for example, due to concern regarding the realization of a deferred tax asset for differences in the amount of compensation expense for restricted stock recorded in the financial statements versus the tax returns resulting from a decline in our stock price, our effective tax rate will be negatively impacted.
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
     Due to the prevailing global economic conditions that largely began in 2008 and continued throughout 2009, many businesses do not have access to the capital markets on acceptable terms. In addition, as a result of this global credit market crisis, conditions for acquisition activities have become very difficult as tight global credit conditions have adversely affected the ability of potential buyers to finance acquisitions. Although these conditions have not immediately affected our current plans, these adverse conditions are not likely to improve significantly in the near future and could have a negative impact on our ability to execute on future strategic activities.
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
     As of September 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $84.0 million. As of September 30, 2009 we held $2.9 in long-term investments consisting of auction rate securities, with a par value of $5.1 million. As of December 31, 2008 we held $3.5 million in long-term investments consisting of $2.9 million in auction rate securities, with a par value of $5.1 million and $636,000 in other long term fixed income securities. In prior years we invested in auction rate securities. Auctions for some of these auction rate securities have failed, and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. These developments have resulted in the classification of all of these securities as long-term investments in our consolidated financial statements.
     The uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities, there have been no auctions for these securities in 2009. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities. None of these investments are mortgage backed securities or collateralized debt obligations. As of December 31, 2008, certain of these investments were fully backed by bonds with ratings ranging from A- to B and were insured against loss of principal and interest by bond insurers whose ratings range from BBB to C. However, as of September 30, 2009 and December 31, 2008, five auction rate securities with a par value of $5.1 million had failed their most recent auction and are considered illiquid. As of December 31, 2008, we have recognized an impairment charge of approximately $2.2 million assuming that the decline in value of these five securities is other than temporary. These securities were valued using a discounted cash flow model that takes into consideration, the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. Based on the valuation models and an analysis of other-than-temporary impairment factors, we concluded during the year ended December 31, 2008 that our investments in auction rate securities have experienced an other-than-temporary decline in fair value. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments. During the nine months ended September 30, 2009, based on our updated valuation, no further adjustments to the carrying value of these investments was necessary. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term as of September 30, 2009 and December 31,

2008. If the issuers of these auction rate securities are unable to successfully close future auctions and their credit ratings continue to change, we may in the future be required to record further impairment charges on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to recover our investment.
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
     The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. Except as discussed below, we currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. We used approximately $11.5 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We used $44.5 million for the acquisition of M:Metrics, Inc. We currently have no agreements or commitments with respect to acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.
     Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on June 28, 2007.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended September 30, 2009, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
July 1 — July 31, 2009	11,316	$12.94	—	—
August 1 — August 31, 2009	10,281	$6.56	—	—
September 1 — September 30, 2009	2,193	$1.72	—	—

Total	23,790		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.

     For the three months ended September 30, 2009, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
July 1 — July 31, 2009	1,307	$0.00
August 1 — August 31, 2009	5,466	$0.00
September 1 — September 30, 2009	1,911	$0.00

Total	8,684

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2009, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
July 1 — July 31, 2009	10,009	$14.63
August 1 — August 31, 2009	4,815	$14.01
September 1 — September 30, 2009	282	$13.38

Total	15,106

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On July 29, 2009, we held our 2009 annual meeting of stockholders. At the meeting the following actions were voted upon, and our stockholders voted as indicated below:
(a)	Election of two individuals as Class II directors to serve a three-year term expiring at the 2012 annual meeting of stockholders or until their respective successors have been elected and qualified.

Director Nominee	Votes For	Votes Withheld
William J. Henderson	26,492,960	233,783
Ronald J. Korn	26,492,960	233,783
The two nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our 2011 annual meeting or until their respective successors are elected and qualified. In addition to the individuals elected at our 2009 annual meeting of stockholders, the following directors’ terms of office continued after our 2009 annual meeting of stockholders: Magid M. Abraham, Gian M. Fulgoni, Jeffrey Ganek, Bruce Golden, William Katz and Jarl Mohn.
(b)	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009.

Votes For	Votes Withheld	Abstain	Broker Non-Vote
26,393,432	316,422	16,888	None
The appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009 was ratified.
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
/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 9, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1	2007 Equity Incentive Plan, as amended and restated July 29, 2009 (Exhibit 10.3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This Exhibit has been furnished, not filed, with this Quarterly Report on Form 10-Q. Accordingly, this Exhibit will not be incorporated by reference into any other filing made by the Company with the Securities and Exchange Commission unless specifically identified therein as being incorporated by reference.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.