Form 10-K
period 2009-12-31
COMSCORE, INC.
filed 2010-03-12
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-1158172

COMSCORE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1955550 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $283.9 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 10, 2010, there were 30,928,905 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2010 annual meeting of stockholders, anticipated to be filed with the Securities and Exchange Commission no later than 120 days following the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2009

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

Our digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide, which is comprised of persons and households with at least one computer being actively measured by us within the previous thirty-day period that have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. Beginning in Summer 2009, the panel information has been complemented by comScore Media Metrix 360, a “Unified Digital Measurement” solution to digital audience measurement that blends panel and server methodologies into an approach that provided a direct linkage and reconciliation between server and panel measurement.

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

Industry Background

Growth of Digital Commerce, Content, Advertising and Communications

The Internet is a global digital medium for commerce, content, advertising and communications. According to IDC, more than 1.6 billion devices worldwide were used to access the Internet in 2009, including PCs, mobile phones, and online videogame consoles. By 2013, the total number of devices accessing the Internet is projected to increase to more than 2.7 billion. As the online population continues to grow, the Internet is increasingly becoming a tool for research and commerce and for distributing and consuming media. According to eMarketer, the global business-to-consumer eCommerce market is projected to grow from approximately $600 billion in 2007 to $1.1 trillion in 2011. According to Jupiter Research, 86% of online users in the United States research offline purchases using the Internet, making the Internet an important channel for both online and offline merchants. Consumers are also using the Internet to access an increasing amount of digital content across media formats including video, music, text and games. According to IDC, global online video revenue is expected to reach $12 billion by 2012, with more than $9 billion coming from the U.S. market.

As consumers increasingly use the Internet to research and make purchases and to consume digital media, advertisers are shifting more of their marketing budgets to digital channels. Despite the size and growth of the digital marketing sector, the shift of traditional advertising spending to the Internet has yet to match the rate of consumption of online media. According to Forrester Research report titled “U.S. Interactive Marketing Forecast, 2009-2014,” interactive marketing is projected to near $55 billion, representing 21% of all marketing spend in 2014 as marketers are expected to shift dollars away from traditional media and toward search marketing, display advertising, email marketing, social media, and mobile marketing. As advertisers spend more of their marketing budgets to reach Internet users, we believe that digital marketing will continue to grow.

In addition to the growth in online commerce, content and marketing, a number of new digital technologies and devices are emerging that enable users to access content and communicate in new ways. Internet-enabled mobile phones allow users to access digital content such as games, music, video and news on their mobile devices through a wireless connection to the Internet. By 2013, IDC forecasts that worldwide shipments of converged mobile devices, also known as smartphones, will surpass 390 million units, growing at a compound annual growth rate of 20.9% for the 2009-2013 forecast period. Other digital communications technologies such as voice over Internet protocol (VoIP) utilize the Internet network infrastructure to enable efficient and cost-effective personal communications such as chat and VoIP-based telephony. According to Infonetics, the worldwide number of VoIP subscribers is projected to exceed 225 million by 2013. Delivery of digital television services over a network infrastructure using Internet Protocol, or IPTV, has a number of advantages over conventional television, including two-way communications, digital content and features, and interactivity. According to Infonetics, the worldwide number of IPTV subscribers is projected to grow to 155 million by 2013. We believe these and other new digital media and communications devices and services offer a similar opportunity as the Internet for us to measure and analyze user behavior.

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

Challenges in Providing Digital Marketing Intelligence

While the interactive and dynamic nature of digital markets creates the opportunity for businesses to gain deep insights into user behavior and competitive standing, there are a number of issues unique to the Internet that make it challenging for companies to provide digital marketing intelligence. Compared to offline media such as television or radio, the markets for digital media are significantly more fragmented, complex and dynamic. As of December 31, 2009, we believe that there were approximately 18,000 global Web sites that each receive at least 500,000 unique visitors per month, as compared to only a few hundred channels typically available with standard digital cable or satellite television and broadcast or satellite radio. The complexities of online user activity and the breadth of digital content and advertising make providing digital marketing intelligence a technically challenging and highly data-intensive process.

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

The comScore Digital Marketing Intelligence Platform

We provide a leading digital marketing intelligence platform that enables our customers to devise and implement more effective digital business strategies. Our platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports digital activity from our global panel of approximately two million Internet users. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. We offer our customers deep insights into consumer behavior on their own online properties and those of their competitors, including objective, detailed information on users’ demographic characteristics, attitudes, lifestyles and multi-channel buying activity. We also provide industry-specific metrics to our customers.

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

Key attributes of our platform include:

•	Panel of global Internet users. Our ability to provide digital marketing intelligence is based on information continuously gathered from a broad cross-section of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. Through our proprietary technology, we measure detailed Internet audience activity across the spectrum of digital content and marketing channels. Many comScore panelists also participate in online survey research that captures and integrates demographic, attitudinal, lifestyle and product preference information with Internet behavior data. The global nature of our Internet panel enables us to provide digital marketing intelligence for over 30 individual countries. Our global capability is valuable to companies based in international markets as well as to multi-national companies that want to better understand their global Internet audiences and the effectiveness of their global digital business initiatives. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement.

•	Census data collection and measurement. Our Unified Digital Measurement solution combines panel measurement of people and audience demographics with a comprehensive and accurate representation of the consumption of a site’s media, which is accomplished by site owners including comScore “beacons” or reporting pixels on all of their site content. Census measurement using web beacons reports every server call that the site owner would register from all locations and devices, allows for full representation of these audiences and devices, and fully reconciles Media Metrix site audience measurement with publisher’s internal server logs or web analytics metrics.

•	Scalable technology infrastructure. We developed our databases and computational infrastructure to support the growth in online activity among our global Internet panel and the increasing complexity of digital content formats, advertising channels and communication applications. The design of our technology infrastructure is based on distributed processing and data capture environments that allow for the collection and organization of vast amounts of data on online activity, including usage of proprietary networks such as AOL, instant messaging and audio and video streaming. Our database infrastructure currently captures approximately 11.7 billion URL records each week from our global Internet panel, resulting in over 52 billion URLs and 52 terabytes of data collected by our platform each month. We believe that our efficient and scalable technology infrastructure allows us to operate and expand our data collection infrastructure on a cost-effective basis. In recognition of the scale of our data collection and warehousing technology, we have received multiple awards, including the 2001, 2003 and 2005 Winter Corporation Grand Prize for Database Size on a Windows NT Platform.

•	In addition to the ability to scale linearly and efficiently in processing panel based data, we have also added the ability to scale quickly and efficiently in the support of our Media Metrix 360 effort. In April 2009, we were capturing more than 10 billion tracking events per month outside of the panel. In January 2010, we captured more than 193 billion tracking events outside of the panel to support the processing for Media Metrix 360. While supporting this large growth in tracking events we also reduced the processing time for delivering this data to our clients in our comScore Direct web interface to a few hours after event recordation.

Benefits of our platform include:

•	Advanced digital marketing intelligence. We use our proprietary technology to compile vast amounts of data on Internet user activity and to organize the data into discrete, measurable elements that can be used to provide actionable insights to our customers. We believe that our digital marketing intelligence platform enables companies to gain a deeper understanding of their digital audiences, which allows them to better assess and improve their company and product-specific competitive position. Because our marketing intelligence is based on a large sample of global Internet users and can incorporate multi-channel transactional data, we are able to provide companies with an enhanced understanding of digital audience activity beyond their own Web sites and the ability to better assess the link between digital marketing and offline user activity. Digital content providers, marketers, advertising agencies, merchants and service providers can use the insights our platform provides to craft improved marketing campaigns and strategies and to measure the effectiveness and return on investment of their digital initiatives.

•	Objective third-party resource for digital marketing intelligence. We are an independent company that is not affiliated with the digital businesses we measure and analyze, allowing us to serve as an objective third-party provider of digital marketing intelligence. Because businesses use our data to plan and evaluate the purchase and sale of online advertising and to measure the effectiveness of digital marketing, it is important that we provide unbiased data, marketing intelligence, reports and analyses. We deploy advanced statistical methodologies in building and maintaining the comScore global Internet user panel and utilize proven data capture, and computational practices in collecting, statistically projecting, aggregating and analyzing information regarding online user activity. We believe that our approach ensures that the insights we provide are as objective as possible and allows us to deliver products and services that are of value to our customers in their key business decision-making. We believe that the media industry views us as a highly recognized and credible resource for digital marketing intelligence. For example, between January 1, 2009 and December 31, 2009, our information on digital activity was cited more than 113,000 times by third-party media outlets, an average of approximately 311 citations per day. Our data are regularly cited by well-known media outlets such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. Moreover, many of the leading Wall Street investment banks also purchase and cite our data in their published research reports prepared by financial analysts that cover Internet businesses.

•	Vertical industry expertise. We have developed expertise across a variety of industries to provide digital marketing intelligence specifically tailored to the needs of our customers operating in specific industry sectors. We have dedicated personnel to address the automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors. We believe that companies across different industries have distinct information and marketing intelligence needs related to understanding their digital audiences and buyers, evaluating marketing initiatives and understanding company or product-specific competitive position. For example, a pharmaceutical company may want to understand how online research by consumers influences new prescriptions for a particular drug, while a financial services company may want to assess the effectiveness of its online advertising campaigns in signing up new consumers and how this compares to the efforts of its competitors. By working with companies in various industries over the course of multiple years, we have developed industry-specific applications of our data and our client service representatives have developed industry-specific knowledge and expertise that allow us to deliver relevant and meaningful marketing insight to our customers.

•	Ease of use and functionality. The comScore digital marketing intelligence platform is designed to be easy to use by our customers. Our Media Metrix products are available through the Internet using a standard browser. Media Metrix customers can also run customized reports and refine their analyses using an intuitive interface available on our Web site. Our Marketing Solutions products are available either through the Internet or by using standard software applications such as Microsoft Excel, Microsoft PowerPoint or SPSS analytical software. Our customers do not need to install additional hardware or complex software to access and use our products.

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

outside of the United States. We plan to expand our sales and marketing and account management presence outside the U.S. as we provide a broader array of digital marketing intelligence products that are tailored to local country markets as well as the global marketplace. In furtherance of that effort, in July 2006, we launched World Metrix, a product that measures global digital media usage. World Metrix is based on a sample of online users from countries that comprise approximately 95% of the global Internet population. In November 2009, we also completed our acquisition of Certifica, a leading analyst of Internet traffic measurement in Latin America. Founded in 2000, Certifica has won the endorsement of the IAB in several Latin American countries to publish cross site statistics on Internet usage. Based in Santiago, Chile, Certifica has offices throughout Latin America, including Mexico, Brazil, Argentina, Colombia and Peru. This acquisition is expected to strengthen our presence in the region and enable us to offer hybrid measurement as part of our Media Metrix 360 initiative using the same state-of-the-art measurement technologies we use elsewhere in the world.

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

Our flagship product, Media Metrix, details the online activity and site visitation behavior of Internet users, including use of instant messaging, e-mail, and other digital applications. Beginning in summer 2009, Media Metrix was made available on the Media Metrix 360 Unified Digital Measurement platform, which combines panel measurement of people and audience demographics with a full and accurate representation of the consumption of a site’s media. Our customers subscribe to ongoing access to our digital marketing intelligence reports and analyses, including:

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

MobiLens.  MobiLens provides our customers with market-wide metrics on mobile subscribers, mobile handset adoption and use, and mobile media consumption in the U.S. and certain major markets in Europe. MobiLens provides monthly market projections detailing mobile media consumption, the demographic profiles of mobile subscribers, and granular technology profiles of every handset in active use in the U.S. and supported European markets.

M:Metrics Mobile Metrix.  Mobile Metrix measures the actual behavior of the most active segment of mobile media consumers so customers can evaluate audience demographics, brand reach, frequency and duration of usage. Mobile Metrix continuously captures detailed information on mobile user behavior via on-device meters with an opt-in panel of smartphone owners and delivers it monthly via an intuitive Web query.

Ad Metrix Mobile.  Ad Metrix Mobile tracks mobile display advertising in the U.S. and UK to provide clients with insight into which brands are advertising with which publishers on the mobile Web.

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

Ad Effx Campaign Essentials (formerly Campaign Metrix).  This product provides detailed information about specific online advertising campaigns. These reports, available through a Web-based interface, describe for each advertising image, or “creative” within an advertising campaign, the size and demographic composition of the audience exposed to that particular advertisement, the average number of impressions delivered and other details regarding ad formats and ad sizes used in the campaign. An advertiser, agency or publisher could use Ad Effx Campaign Essentials to gain insight into the effectiveness of an online advertising campaign by examining the number of unique users exposed to the campaign, the number of times on average that a unique user was exposed to the campaign and whether the campaign reached the targeted audience demographic.

Ad Effx Brand Lift and Action Lift (formerly Brand Metrix).  Ad Effx Brand Lift provides reports showing the test compared to control effectiveness of a campaign using survey-based metrics that we collect from our Ad Recruit technology. For example, a Brand Lift report would illustrate the changes in brand awareness, intent and attitudes that were driven by an advertising campaign. Ad Effx Action Lift measures the lift in the advertiser’s site visitation and the lift in searching for the brand’s trademark. Each report can be customized to the advertisers needs and typically delivered in PowerPoint, Excel and SPSS data files, often with a return on investment analysis.

Ad Effx Online Lift and Offline Lift.  These services provide an understanding of the effectiveness of particular advertising campaigns by measuring the online and offline behavior of a “target group” of comScore panelists, following their exposure to a particular advertisement, and comparing their behavior to that of a “control group” of comScore panelists who were not exposed to such advertisements. These services allow a marketer to understand the impact of their advertising campaign and to estimate the return on their investment in online marketing.

Survey-Based Products.  These products leverage our ability to administer surveys to our panel members to obtain valuable information that can be seamlessly integrated with online behavioral data to provide our clients with additional insights into the drivers of consumer behavior.

Customers

As of December 31, 2009, we had 1,273 customers, including 82 Fortune 500 customers. Our customers include:

•	eighteen of the top twenty online properties, based on total unique visitors, as ranked by our Media Metrix database for the month of February 2010, including Microsoft, Yahoo!, AOL and Google;

•	nine of the top ten U.S. Internet service providers, based on publically released data;

•	nine of the top ten investment banks, based on global investment banking fees revenues as of September 2009, as ranked by Thomson Reuters/Freeman & Co.;

•	45 of the top 50 creative, media and digital agencies, based on Ad Age;

•	six of the top seven consumer banks, based on total U.S. deposits as of June 30, 2009, as ranked by the FDIC;

•	all of the top four wireless carriers, based on CTIA as of December 31, 2009;

•	nine of the top ten pharmaceutical companies, based on 2008 worldwide sales, as ranked by Biodollars.com Top 25 Pharma Companies Report;

•	nine of the top ten credit card issuers, based on total credit card outstandings as of June 30, 2009, as ranked by the Nilson Report; and

•	nine of the top ten consumer package goods companies, based on the 2009 Fortune 500 list.

One of our customers, Microsoft Corporation, accounted for 12%, 12% and 13% of our revenues in the years ended December 31, 2009, 2008 and 2007, respectively.

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

Our marketing communications staff is primarily focused on leveraging the use of comScore data and insights by the media and maximizing the number of times that comScore is cited as a source of information. We believe that the use of our data by general and industry-specific media outlets increases recognition of the comScore brand name and serves to help validate the value of the analyses and products we provide. In order to accomplish this goal, we seek to maintain relationships with key news distributors, publications, TV networks, reporters and other media outlets. We believe that the media views us as a highly recognized and credible resource for digital marketing intelligence. For example, between January 1, 2009 and December 31, 2009, comScore data were cited more than 113,000 times by third-party media outlets, an average of over 311 citations per day. Moreover, we are regularly cited by well-known news distributors, publications and TV networks such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. We also target various industry conferences and tradeshows as part of our marketing efforts. These events are typically focused on a particular industry, allowing us to demonstrate to industry participants the value of our products to businesses in that industry.

Panel and Methodology

The foundation of our digital marketing intelligence platform is data collected from our comScore panel, which includes approximately two million persons worldwide, whose online behavior we have explicit permission to measure on a continuous, passive basis. We believe that our panel is one of the largest global panels of its kind, delivering a multi-faceted view of digital media usage and transactional activity as well as selected offline activity. By applying advanced statistical methodologies to our panel data, we project the behavior of the total online population.

We recruit our panel through a variety of online recruitment programs that have been tested and refined since our inception to ensure a diverse sample that sufficiently represents the broader global Internet population. In addition, in the United States we enlist a sub-sample of panelists through various offline recruiting methods. Participants in the comScore research panel receive a package of benefits that is designed to appeal to a broad variety of user categories. Examples of such benefits include, as of December 2009, free security applications such as encrypted file protection; free general purpose applications such as screensavers and games; sweepstakes; cash payments; points that may be redeemed for prizes; and planting a tree in the name of all new panelists through our “Trees for Knowledge” program. Participants’ data and privacy are protected by defined privacy policies that safeguard personally-identifiable information. This combination of recruiting methods allows us to maintain a panel large enough to provide statistically representative samples in most demographic segments.

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

In addition, our Unified Digital Measurement solution combines panel measurement of people and audience demographics with a full and accurate representation of the consumption of a site’s media, which is accomplished by site owners including comScore “beacons” or reporting pixels on all of their site content. Census measurement using web beacons reports every server call that the site owner would register from all locations and devices, allows for full representation of these audiences and devices, and fully reconciles Media Metrix site audience measurement with publishers internal server logs or web analytics metrics.

The move to census measurement has also been extended to mobile under the auspices of the GSM Association (GSMA), the trade body for mobile operators, and their Mobile Media Metrics (MMM) initiative to deliver a comprehensive and granular view of the mobile internet. GSMA MMM was pioneered and launched by us in the UK. The mobile network operators provide irreversibly anonymized census-level data for mobile internet usage. Demographic data, collected with consent from a representative sample of mobile users, is ascribed onto the unique persistent identification number for each anonymous user in the census data. Wi-Fi traffic, not seen in the mobile network traffic, can be captured in server-side logs of media owners and ad networks by beaconing with our Media Metrix 360 products.

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

Technology and Infrastructure

We have developed a proprietary system for the measurement of the activity of our global online panel. This system is continuously refined and developed to address the changing digital media landscape and to meet new customer business needs. The system is comprised of hundreds of servers that operate using software built on Microsoft and other technologies. Our technology infrastructure is operated in two third-party Tier-1 co-location facilities (one in Virginia and the other in Illinois). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2009, our technology team (excluding employees devoted to research and development) was comprised of 199 full-time employees (or full-time equivalents) working in four different geographic locations, who design, develop, maintain and operate our entire technology infrastructure. In addition, we have established a relationship with a third party firm for software development in an economically beneficial locale as a means to augment our technology efforts for discrete projects.

Our development efforts have spanned all aspects of our business. We have developed a data capture system that operates across our panelists’ computers in almost 200 countries and is used for the real-time capture of consumer Internet behavior. We have built a large scale, efficient and proprietary system for processing massive amounts of data. Typically our systems handle and process data in excess of 190 billion input records per month. Despite the scale of processing required, these data are generally available on a daily basis for our business use. We have also developed a highly efficient and scalable system for the extraction and tabulation of all online activities of our panelists. Likewise, we have created a highly scalable data warehousing environment that allows ready access and analysis of the data we collect. This system, based on Sybase IQ, was awarded the 2001, 2003 and 2005 Grand Prize for the largest Microsoft-based decision support warehouse by the Winter Corporation. In December 2006, we were recognized as a 2007 Technology Pioneer by the World Economic Forum. We believe our scalable and highly cost-effective systems and processing methods provide us with a significant competitive advantage.

Our customers access our digital marketing intelligence product offerings through a variety of methods including MyMetrix, our proprietary, Web-based analysis and reporting system, which for the full year ended December 31, 2009, was used by over 20,000 active, unique users to produce more than 9.0 million reports as compared to 19,000 active, unique users in 2008.

Research and Development

Our research and development efforts focus on the enhancement of our existing products and the development of new products to meet our customers’ digital marketing intelligence needs across a broad range of industries and applications. Because of the rapidly growing and evolving use of the Internet and other digital media for commerce, content, advertising and communications, these efforts are critical to satisfying our customers’ demand for relevant digital marketing intelligence. As of December 31, 2009, we had approximately147 full-time employees (or full-time equivalents) working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” above). In addition, we involve management and operations personnel in our research and development efforts. In 2009, 2008 and 2007 we spent $17.8 million, $14.8 million and $11.4 million, respectively, on research and development.

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

We also currently have twenty-seven U.S. and foreign patent applications pending, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, held unenforceable or circumvented, and the rights under such patents may not provide us with the expected benefits. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome in any such litigation could have a material adverse effect on our business and results of operations.

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

Competition

The market for digital marketing intelligence is highly competitive and evolving rapidly. We compete primarily with providers of digital marketing intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with survey providers, as well as with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Google, Inc., Hitwise Pty. Ltd, Quantcast, Visual Measures and Nielsen/Nielsen Online;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., Google/DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres (owned by WPP Group plc);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture (owned by Adobe), Coremetrics, Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Synnovate, GFK, Kantar and The Nielsen Company;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Dynamic Logic, Inc., Insight Express, LLC and Marketing Evolution Inc.; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Nielsen Mobile, Inc. (telecommunications).

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

Government Regulation

Although we do not believe that significant existing laws or government regulations adversely impact us, our business could be affected by different interpretations or applications of existing laws or regulations, future laws or regulations, or actions by domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and the use of cookies. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. State attorneys general, governmental and nongovernmental entities and private persons may bring legal actions asserting that our methods of collecting, using and distributing Web site visitor information are illegal or improper, which could require us to spend significant time and resources defending these claims. For example, some companies that collect, use and distribute Web site visitor information have been the subject of governmental investigations and class-action lawsuits. Any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists and customers and harm our business. The impact of any of these current or future laws or regulations could make it more difficult or expensive to attract or maintain panelists, particularly in affected jurisdictions, and could adversely affect our business and results of operations.

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

Executive Officers of the Registrant

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position

Magid M. Abraham, Ph.D.	51	President, Chief Executive Officer and Director
Gian M. Fulgoni	62	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	57	Chief Financial Officer
Gregory T. Dale	40	Chief Operating Officer
Christiana L. Lin	40	EVP, General Counsel and Chief Privacy Officer

Magid M. Abraham, Ph.D. one of our co-founders, has served as our President, Chief Executive Officer and as a Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Since January 2008, Dr. Abraham has also been a member of the board of directors of Milo.com, a startup company. In 2008, Mr. Abraham was inducted into the Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year in the Washington DC area. Dr. Abraham received the Paul Green Award in 1996 and the William F. O’Dell Award in 2000 from the American Marketing Association for a 1995 article that he co-authored in the Journal of Marketing Research. He received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France.

Gian M. Fulgoni, one of our co-founders, has served as our Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of Inxpo, an Illinois-based provider of virtual events, since July 2005 and the Advertising Research Foundation, an industry research organization, since 2008. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. In 1991 and again in 2004, Mr. Fulgoni was named an Illinois Entrepreneur of the Year, the only person to have twice received the honor. In 1992, he received the Wall Street Transcript Award for outstanding contributions as Chief Executive Officer of Information Resources, Inc. in enhancing the overall value of that company to the benefit of its shareholders. In 2008, Mr. Fulgoni was inducted into the Chicago Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.

Kenneth J. Tarpey has served as our Chief Financial Officer since April 20, 2009. Prior to joining comScore, Mr. Tarpey was Executive Vice President, Chief Financial Officer and Chief Operating Officer of Objectvideo, Inc., a Reston, Virginia-based provider of video surveillance software, from 2003 until April 2009. From 2002 until 2003, Mr. Tarpey was Senior Vice President, Chief Financial Officer and Treasurer of Ai Metrix, Inc., a Herndon, Virginia-based provider of network optimization software. From 1997 until 2001, Mr. Tarpey was Executive Vice President and Chief Financial Officer of Proxicom, a NASDAQ-listed Internet business consulting and development company. Mr. Tarpey holds an M.B.A. from Babson College and a B.A. from College of the Holy Cross.

Gregory T. Dale has served as our Chief Operating Officer since August 2009. Prior to that, he served as our Vice President, Product Management from September 1999 until October 2000 and as our Chief Technology Officer from October 2000 until August 2009. Prior to joining us, he served as Vice President of Client Service at Paragren Technologies, Inc., a company that specialized in enterprise relationship marketing. He holds a B.S. in Industrial Management from Purdue University.

Christiana L. Lin has served as our EVP, General Counsel and Chief Privacy Officer since August 2009. Prior to that, she served as our Deputy General Counsel from February 2001 until March 2003, as our Corporate Counsel and Chief Privacy Officer from March 2003 until January 2006 and as our General Counsel and Chief Privacy

Officer from January 2006 until August 2009. Ms. Lin holds a J.D. from the Georgetown University Law Center and a B.A. in Political Science from Yale University.

Employees

As of December 31, 2009, we had 593 employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Geographic Areas

Our primary geographic markets are the United States, Canada, the United Kingdom, Latin America/Chile and Japan. For information with respect to our geographic markets, see Note 16 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have become and remained increasingly negative, and global financial markets have experienced severe volatility stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow throughout 2008 and 2009, and may continue to stagnate during 2010 in the U.S. and internationally. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.

During the year ended December 31, 2009, our renewal rates for our subscription-based products remained reasonably consistent throughout the year on a dollar-basis. However, we experienced declines in project revenues and renewal rates of smaller customers during 2009. If this trend continues in 2010 and beyond, these declines may negatively impact our business.

We derive a significant portion of our revenues from sales of our subscription-based digital marketing intelligence products. If our customers terminate or fail to renew their subscriptions, our business could suffer.

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 86%, 83% and 79% of our revenues in 2009, 2008 and 2007, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:

•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions, investments and other business development initiatives;

•	our revenue recognition policies related to the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the uncertainties associated with the integration of acquired new lines of business, and operations in countries in which we may have little or no previous experience;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

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

We have in the past and may in the future change our methodologies or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. For example, in 2009, we adopted new methodology that would integrate server-based web beacon information with our existing panel-based data. In 2009, we also acquired and entered into a strategic alliance with web analytics companies in order to enhance the scope of our server-based web beacon information. As a result, some of our existing customers or customers of acquired entities may become dissatisfied as a result of changes in our methodology and decide not to continue purchasing their subscriptions or may decide to discontinue providing us with their web beacon or other server-side information. Additionally, we expect that we will need to further integrate new capabilities with our existing methodologies if we develop or acquire additional products or lines of business in the future. The resulting future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause additional customer dissatisfaction and result in loss of customers.

Difficulties entering into arrangements with website owners, wireless communications operators and other entities supporting server- and census-based methodologies may negatively affect our methodologies and harm our business.

We believe that our methodologies are enhanced by the ability to collect information using server-based web beacon information and other census-level approaches. There can be no assurance, however, that we will be able to maintain relationships with a sufficient number and scope of websites in order to provide the quality of marketing intelligence that our customers demand from our products. If we fail to continue to expand the scope of our server-based data collection approaches, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be adversely affected.

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

Concern over spyware and privacy, including any violations of privacy laws, perceived misuse of personal information, or failure to adhere to the privacy commitments that we make, could cause public relations problems and could impair our ability to recruit panelists or maintain panels of sufficient size and scope, which in turn could adversely affect our ability to provide our products.

Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and the collection or use of personal information and online usage information may create negative public reaction related to our business practices. The U.S. Congress and various media sources have expressed concern over the collection of online usage information from cable providers and telecommunications operators to facilitate targeted Internet advertising, and the collection of online behavioral data generally. A similar concern has been raised by regulatory agencies in the United Kingdom. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Such criticisms may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or as a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.

Any unauthorized disclosure or theft of private information we gather could harm our business.

Unauthorized disclosure of personally identifiable information regarding Web site visitors, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personally identifiable information, or client confidential information, or if a third party were to gain unauthorized access to the personally identifiable or client confidential information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by panel members or pursuant to the agreements with our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain panelists and have an adverse impact on our business.

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

During 2009, we acquired a company with a substantial presence in multiple Latin American countries. Despite this acquisition, we otherwise have limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts we have begun to undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•	recruitment and maintenance of a sufficiently large and representative panel both globally and in certain countries;

•	expanding the adoption of our server- or census-based web beacon data collection in international countries;

•	different customer needs and buying behavior than we are accustomed to in the United States;

•	difficulties and expenses associated with tailoring our products to local markets, including their translation into foreign languages;

•	difficulties in staffing and managing international operations — including complex and costly hiring, disciplinary, and termination requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	potentially adverse tax consequences, including the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	reduced or varied protection for intellectual property rights in some countries;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	fluctuations in currency exchange rates;

•	increased accounting and reporting burdens and complexities; and

•	political, social and economic instability abroad, terrorist attacks and security concerns.

Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to maintain and increase the size of the Internet user panel that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products, or that we will be able to enter into arrangements with a sufficient number of website owners to allow us to collect server-based information for inclusion in our digital marketing intelligence products. In addition, there can be no assurance that Internet usage and eCommerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the Internet. For example, the Chinese government has taken steps in the past to restrict the content available to Internet users in China.

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

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2009, 2008 and 2007, we derived over 29%, 30% and 37%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the years ended December 31, 2009, 2008 and 2007, we derived approximately 12%, 12% and 13%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

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

During 2009, the value of the U.S. Dollar fluctuated but generally depreciated against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the cost to the customer for of our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results. Likewise, as the U.S. Dollar appreciates, our contracts denominated in foreign currencies also result in reduced revenues.

If we fail to respond to technological developments, our products may become obsolete or less competitive.

Our future success will depend in part on our ability to modify or enhance our products to meet customer needs, to add functionality and to address technological advancements. For example, if certain handheld devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on online activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of digital media — including television, Internet and mobile usage. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.

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

The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Google, Inc., Hitwise Pty. Ltd, Quantcast, Visual Measures and Nielsen/Nielsen Online;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., Google/DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres (owned by WPP Group plc);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc. (owned by Adobe), Coremetrics, Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Synnovate, GFK, Kantar and The Nielsen Company;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Dynamic Logic, Inc., Insight Express, LLC and Marketing Evolution Inc.; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Nielsen Mobile, Inc. (telecommunications).

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

We have experienced significant growth over the past several years. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 593 employees as of December 31, 2009 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made during 2009, however, we may encounter decreased employee morale and increased employee turnover. In addition, given the current economic environment, we may need to further realign or reduce certain portions of our workforce in order to meet our strategic objectives. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Increasing our customer base and achieving broader market acceptance of our products will depend to a significant extent on our ability to expand our sales and marketing operations. We expect to continue to rely on our direct sales force to obtain new customers. We may expand or enhance our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel, and our ability to cross train our existing salesforce with the salesforces of acquired businesses so that the sales personnel have the necessary information and ability to sell or develop sales prospects for both our products and the products of recently-acquired companies. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our business will be seriously harmed if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenues.

If we fail to develop our brand, our business may suffer.

We believe that building and maintaining awareness of comScore and our portfolio of products in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and is an important element in attracting new customers. We will also need to carefully manage the brands used by recently-acquired businesses as we integrate such businesses into our own. We rely on our relationships with the media and the exposure we receive from numerous citations of our data by media outlets to build brand awareness and credibility among our customers and the marketplace. Furthermore, we believe that brand recognition will become more important for us as competition in our market increases. Our brand’s success will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and valuable products to our customers at competitive prices. Our brand marketing activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in attempting to build our brand. If we fail to successfully market our brand, we may fail to attract new customers, retain existing customers or attract media coverage to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

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

We were incorporated in 1999 and introduced our first syndicated Internet audience measurement product in 2000. Many of our other products were first introduced during the past few years. Accordingly, we are still in the early stages of development and have only a limited operating history upon which our business can be evaluated. You should evaluate our likelihood of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with an early-stage business in an evolving market, some of which may be beyond our control, including:

•	our ability to successfully manage any growth we may achieve in the future;

•	the risks associated with operating a business in international markets, including Asia, Europe and Latin America; and

•	our ability to successfully integrate acquired businesses, technologies or services.

We have a history of significant net losses, may incur significant net losses in the future and may not maintain profitability.

Although we achieved net income in the 2009, 2008 and 2007 fiscal years of $4.0 million, $25.2 million and $19.3 million, respectively, we cannot assure you that we will continue to sustain or increase profitability in the future. As of December 31, 2009, we had an accumulated deficit of $51.7 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

To increase our revenues, we believe we must sell additional products to existing customers, including existing customers of acquired businesses, and regularly add new customers. If our existing and prospective customers do not perceive our products to be of sufficient value and quality, we may not be able to increase sales to existing customers and attract new customers, and our operating results will be adversely affected.

We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain data from these suppliers.

We rely on third-party data sources for information regarding certain digital activities such as television viewing and mobile usage, as well as for information about offline activities of and demographic information regarding our panelists. The availability and accuracy of these data is important to the continuation and development of our cross-media products, -products that use server- or census-based information as part of the research methodology, and products that link online and offline activity. If this information is not available to us at commercially reasonable terms, or is found to be inaccurate, it could harm our reputation, business and financial performance.

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

Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information as part of a larger initiative to regulate online behavioral advertising. A similar concern has been raised by regulatory agencies in the United Kingdom. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.

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

The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Ratings Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. In September 2007, we began a full audit to obtain accreditation by the Media Ratings Council. Any standards adopted by U.S or internationally based industry associations may lead to costly changes to our procedures and methodologies. As a result, the cost of developing our digital marketing intelligence products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.

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

In mid-2008, we closed our acquisition of M:Metrics and have integrated this business into our own. Additionally, in November 2009, we acquired the Certifica group of companies located in Latin America. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.

An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	issue additional equity securities that would dilute the common stock held by existing stockholders;

•	incur large charges or substantial liabilities;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	use cash that we may need in the future to operate our business;

•	enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;

•	experience difficulties effectively utilizing acquired assets; and

•	incur debt on terms unfavorable to us or that we are unable to repay.

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

Recent turmoil in the political environment in many parts of the world, including terrorist activities, military actions, and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

We have previously experienced “changes in control” that have triggered the limitations of Section 382 of the Internal Revenue Code on a portion of our net operating loss carryforwards. As a result, we may be limited in the amount of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes.

As of December 31, 2009, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $52.9 million and $39.7 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.

In addition, at December 31, 2009 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $14.0 million, which will begin to expire in 2014.

We periodically assess the likelihood that we will be able to recover our deferred tax assets, principally net operating loss carryforwards. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis of all available evidence, both positive and negative, the total valuation allowance against our deferred tax assets increased by $719,000 during the year ended December 31, 2009, primarily due to current year losses.

As of December 31, 2009, we had a valuation allowance of $3.6 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica entities. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we expect to recognize income tax expense in the period such determination is made for the increase in the valuation allowance. These events could have a material impact on our reported results of operations.

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

We have invested some of our assets in auction rate securities, which are subject to risks that may cause losses and affect the liquidity of those investments.

As of December 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $88.1 million. As of December 31, 2009, we held $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have prevented us and other investors in recent periods from liquidating some holdings of auction rate securities. As there were no auctions for these securities in 2009, we may incur additional losses.

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

Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 62,000 square feet of office space under a lease that initially expires in 2018, although we have an option to extend until up to 2028, subject to certain conditions. We also lease space in various locations throughout the United States and Latin America, as well as in Toronto, London and Japan for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “SCOR” since our initial public offering on June 27, 2007. The following table sets forth the high and low sales prices of our common stock for each period indicated and are as reported by NASDAQ.

	2009		2008
Fiscal Period	High	Low	High	Low

First Quarter	$13.98	$7.47	$33.23	$17.31
Second Quarter	$15.51	$9.85	$29.10	$17.77
Third Quarter	$19.00	$12.39	$24.00	$16.85
Fourth Quarter	$19.58	$14.32	$18.06	$6.63

HOLDERS

As of March 10, 2010 there were 589 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of March 10, 2010.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between June 27, 2007 (the date our common stock first commenced trading on the NASDAQ Global Market) and December 31, 2009 to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on June 27, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

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

The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2009

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

The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. Except as discussed below, we currently have no specific plans for the use of the remaining net proceeds of the offering. We have and we anticipate that we will continue to use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. In addition, we used approximately $13.1 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We also used $45.9 million for the acquisitions of M:Metrics, Inc and Certifica, Inc.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the three months ended December 31, 2009, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar Value) of
			Number of	Shares
			Shares	(or Units)
			(or Units)	that May
			Purchased as	Yet Be
			Part of Publicly	Purchased
	Total Number of		Announced	Under the
	Shares (or Units)	Average Price	Plans of	Plans or
	Purchased(1)	Per Share (or Unit)	Programs	Programs

October 1 — October 31, 2009	27,202	$2.23	—	—
November 1 — November 30, 2009	35,775	$1.21	—	—
December 1 — December 31, 2009	26,748	$0.53	—

Total	89,725		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

For the three months ended December 31, 2009, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share

October 1 — October 31, 2009	23,624	$0.00
November 1 — November 30, 2009	33,063	$0.00
December 1 — December 31, 2009	25,918	$0.00

Total	82,605

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2009, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share

October 1 — October 31, 2009	3,578	$16.96
November 1 — November 30, 2009	2,712	$15.97
December 1 — December 31, 2009	830	$16.97

Total	7,120

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2009, 2008 and 2007 as well as the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2006 and 2005 as well as the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)

Consolidated Statement of Operations Data:
Revenues	$127,740	$117,371	$87,153	$66,293	$50,267
Cost of revenues(1)	38,730	34,562	23,858	20,560	18,218
Selling and marketing(1)	41,954	39,400	28,659	21,473	18,953
Research and development(1)	17,827	14,832	11,413	9,009	7,416
General and administrative(1)	18,232	16,785	11,599	8,293	7,089
Amortization	1,457	804	966	1,371	2,437

Total expenses from operations	118,200	106,383	76,495	60,706	54,113

Income (loss) from operations	9,540	10,988	10,658	5,587	(3,846)
Interest and other income (expense), net	410	1,863	2,627	231	(208)
(Loss) gain from foreign currency	(132)	(321)	(296)	125	(96)
Gain on sale (impairment) of marketable securities	89	(2,239)	—	—	—
Revaluation of preferred stock warrant liabilities	—	—	(1,195)	(224)	(14)

Income (loss) before income taxes and cumulative effect of change in accounting principle	9,907	10,291	11,794	5,719	(4,164)
(Provision) benefit for income taxes	(5,938)	14,895	7,522	(50)	182

Net income (loss) before cumulative effect of change in accounting principle	3,969	25,186	19,316	5,669	(3,982)
Cumulative effect of change in accounting principle	—	—	—	—	(440)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)

Net income (loss)	3,969	25,186	19,316	5,669	(4,422)
Accretion of redeemable preferred stock	—	—	(1,829)	(3,179)	(2,638)

Net income (loss) attributable to common stockholders	$3,969	$25,186	$17,487	$2,490	$(7,060)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.13	$0.88	$0.99	$—	$(2.30)
Diluted	$0.13	$0.83	$0.88	$—	$(2.30)
Weighted-average number of shares used in per share calculations:
Basic	30,014,085	28,691,216	16,139,365	3,847,213	3,130,194
Diluted	30,970,642	30,232,714	18,377,563	3,847,213	3,130,194

(1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	2009	2008	2007	2006	2005
	(In thousands)

Cost of revenues	$1,186	$861	$279	$12	$—
Selling and marketing	4,617	2,611	1,009	82	—
Research and development	1,111	706	245	13	—
General and administrative	2,942	2,296	941	91	3

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$88,117	$71,461	$96,817	$16,032	$9,174
Total current assets	136,407	116,583	123,444	31,493	20,792
Total assets	217,408	199,563	147,672	42,087	29,477
Total current liabilities	60,110	55,992	42,077	32,880	27,220
Equipment loan and capital lease obligations, long-term	674	—	977	2,261	1,283
Preferred stock warrant liabilities and common stock subject to put	—	—	1,815	5,362	4,997
Redeemable preferred stock	—	—	—	101,695	98,516
Stockholders’ equity (deficit)	147,939	134,880	102,622	(99,557)	(102,294)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$25,031	$32,989	$21,211	$10,905	$4,253
Depreciation and amortization	8,001	5,775	4,730	4,259	5,123
Capital expenditures	6,472	14,252	3,635	2,314	1,071

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

Our digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement.

We deliver our digital marketing intelligence through our comScore Media Metrix product family, through our comScore Marketing Solutions products and, since May 2008, through our M:Metrics products suite. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our M:Metrics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence. Customers can access our M:Metrics data sets and reports anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.

Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, and the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of approximately two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering and we also launched ten new products during that year, including Campaign Metrix, qSearch 2.0, Ad Metrix, Brand Metrix, Segment Metrix and comScore Marketer. During 2008, we launched Ad Metrix-Advertiser View, a tool for agencies and publishers designed to support their media buying and selling activities and supply their competitive intelligence needs, Plan Metrix, the second generation of our media planning product, and Extended Web Measurement, which allows the tracking of distributed web content across third party sites, such as video, music, gaming applications, widgets and social media. Beginning in Summer 2009, the panel information has been complemented by comScore Media Metrix 360, a “Unified Digital Measurement” solution to digital audience measurement that blends panel and server methodologies into an approach that provides a direct linkage and reconciliation between server and panel measurement.

We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. In the middle of November 2009, we acquired Certifica, Inc., a leader in web measurement in Latin America, as part of our global expansion. Certifica maintains offices and sales resources in six Latin American countries, which we hope will provide a platform to enhance our business in that region.

Our total revenues have grown to $127.7 million during the fiscal year ending December 31, 2009 from $66.3 million during the fiscal year ended December 31, 2006. By comparison, our total expenses from operations have grown to $118.2 million from $60.7 million over the same period. The growth in our revenues was primarily the result of:

•	increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers;

•	the sales of new products to existing and new customers;

•	growth in sales outside of the U.S. as a result of entering into new international markets

As of December 31, 2009, we had 1,273 customers, compared to 706 as of December 31, 2006. We sell most of our products through our direct sales force.

As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During 2008 and 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the current economic downturn. Further, certain of our existing customers have exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Despite this economic downturn, we continued to add net new customers during each quarter of 2009, and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed in the year ended December 31, 2009. However, if these adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.

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

A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 86% of total revenues in 2009, 83% of total revenues in 2008 and 79% of total revenues in 2007.

Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2009, our international revenues were $19.7 million, an increase of $3.2 million, or 19%, compared to 2008. International revenues comprised approximately15%, 14% and 12% of our total revenues for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

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

Fair Value Measurements

We adopted new guidance which establishes fair value measurements and disclosures on January 1, 2008, with respect to our financial assets and liabilities, and on January 1, 2009, with respect to our nonfinancial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis.

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

Our investment instruments are classified within Level 1 or Level 3 of the fair value hierarchy. Level 1 investment instruments are valued using quoted market prices. Level 3 instruments are valued using valuation models, primarily discounted cash flow analyses. The types of instruments valued based on quoted market prices in active markets include all U.S. government and agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on significant unobservable inputs include our illiquid auction rate securities. Our illiquid auction rate securities are valued using a model that takes into consideration the securities coupon rate, the financial condition of the issuers and the bond insurers, the expected date liquidity will be restored, as well as an applied illiquidity discount. Such instruments are classified within Level 3 of the fair value hierarchy.

Cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations reported in the consolidated balance sheets equal or approximate their respective fair values.

As of April 1, 2009, the existing model for recognition and measurement of impairment for debt securities was modified. The two principal changes to the impairment model for debt securities are as follows:

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

We concluded that our auction rate securities fall within the second and third criteria above, and as a result, the modification had no effect on our consolidated financial statements as all previous impairments were deemed other-than-temporary and were recognized in earnings.

Goodwill and Intangible Assets

We record goodwill and intangible assets when we acquire other businesses. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. We estimate the fair value of identifiable intangible assets acquired using several different valuation approaches, including relief from royalty method, and income and market approaches. The relief from royalty method assumes that if we did not own the intangible asset or intellectual property, we would be willing to pay a royalty for its use. We generally use the relief from royalty method for estimating the value of acquired technology/methodology assets. The income approach converts the anticipated economic benefits that we assume will be realized from a given asset into value. Under this approach, value is measured as the present worth of anticipated future net cash flows generated by an asset. We generally use the income approach to value customer relationship assets and non-compete agreements. The market approach compares the acquired asset to similar assets that have been sold. We generally use the market approach to value trademarks and brand assets.

Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the years ended December 31, 2009, 2008 or 2007.

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

Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2009, 2008 or 2007.

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

Income Taxes

We account for income taxes using the asset and liability method. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the deferred tax assets, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. In evaluating projections of future taxable income, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the carrying value of such assets.

As of December 31, 2009, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $52.9 million and $39.7 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal and in 2014 for state income tax reporting purposes. In addition, at December 31, 2009, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $14.0 million, which begins to expire in 2014.

As of December 31, 2009 and 2008, we recorded valuation allowances against certain deferred tax assets of $3.6 million and $2.8 million, respectively. At December 31, 2009, the valuation allowance was primarily related to the acquired deferred tax assets of our M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica subsidiaries. At December 31, 2008, the valuation allowance was primarily related to the acquired deferred tax assets of our M:Metrics UK subsidiary and the deferred tax asset related to the value of our auction rate securities.

As of December 31, 2009, we concluded that it was not more likely than not that a substantial portion of our deferred tax assets in certain foreign jurisdictions would be realized and that an increase in the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2009, the current overall economic environment, and the uncertainty regarding the profitability of acquired businesses. As a result, we recorded an increase in the deferred tax asset valuation allowance of approximately $719,000. As of December 31, 2008, we concluded that it was more likely than not that a substantial portion of our U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a reduction of our valuation allowance was necessary. In making that determination, we considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, we recorded a reduction in the deferred tax asset valuation allowance of approximately $18.5 million.

The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2009 and 2008 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.

During the year ended December 31, 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $785,000 has been included in income tax expense for the year ended December 31, 2009. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

For uncertain tax positions, we use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As of December 31, 2009 and 2008, we had unrecognized tax benefits of $1.2 million and $240,000, respectively, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits is $489,000. As of December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2006 or state and local tax examinations by tax authorities for years before 2005, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

Stock-Based Compensation

We measure and recognize compensation expense for share-based awards based on estimated fair value on the date of grant. We estimate the fair value of our stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model requires a number of complex and subjective variables. Key variables in the Black-Scholes option-pricing model include the expected volatility of our common stock price, the expected term of the award and the risk-free interest rate. In addition, we are required to estimate forfeitures of unvested awards when recognizing compensation expense.

If factors change and we employ different assumptions in future periods, the compensation expense we record may differ significantly from what we have previously recorded. Beginning in 2007, we made use of restricted stock awards and reduced our use of stock options as a form of stock-based compensation.

At December 31, 2009, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $17.9 million, which is expected to be recognized over a weighted-average period of 1.74 years.

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

	Year Ended December 31,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%

Cost of revenues	30.3	29.4	27.4
Selling and marketing expenses	32.8	33.6	32.9
Research and development	14.0	12.6	13.1
General and administrative	14.3	14.3	13.3
Amortization	1.1	0.7	1.1

Total expenses from operations	92.5	90.6	87.8
Income from operations	7.5	9.4	12.2
Interest income net	0.3	1.6	3.0
Loss from foreign currency	(0.1)	(0.3)	(0.3)
Gain on sale (impairment) of marketable securities	0.1	(1.9)	—
Other	—	—	—
Revaluation of preferred stock warrant liabilities	—	—	(1.4)

Income before income taxes	7.8	8.8	13.5
(Provision) benefit for income taxes	(4.6)	12.7	8.7

Net income	3.2	21.5	22.2
Accretion of redeemable preferred stock	—	—	(2.1)

Net income attributable to common stockholders	3.2%	21.5%	20.1%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 and Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

	Year Ended December 31,			Change		Percent Change
				2009	2008	2009	2008
				vs.	vs.	vs.	vs.
	2009	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Revenues	$127,740	$117,371	$87,153	$10,369	$30,218	8.8%	34.7%

Total revenues increased by approximately $10.4 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was primarily due to sales to existing customers based in the U.S. totaling $97.7 million during 2009, which was a $12.4 million increase compared to 2008. During the same period, revenues from new U.S. customers were $10.3 million, a decrease of approximately $5.3 million from 2008. Revenues from customers outside of the U.S. totaled approximately $19.7 million, or approximately 15% of total revenues, during the year ended December 31, 2009, which was an increase of $3.2 million compared to 2008. We attribute this increase to our recent expansion efforts in Europe, Latin America, Asia and Canada.

Our total customer base grew by a net increase of 107 customers from 1,166 at December 31, 2008 to 1,273 at December 31, 2009. There was continued revenue growth in our subscription revenues, which increased by approximately $12.4 million from $97.4 million during 2008 to $109.8 million during 2009. However, our project-based revenues, decreased by $2.1 million from $20.0 million during 2008 to $17.9 million during 2009. We believe that this decrease was attributable to the impact of general economic conditions upon our customers’ budgets and capacity for spending on market research, which may have had a greater impact on our customers’ purchases of project-based services than on our subscription services.

Total revenues increased by approximately $30.2 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to sales to existing customers based in the U.S. totaling $85.3 million during 2008, which was a $18.3 million increase compared to 2007. In addition, revenues during the year ended December 31, 2008 from new U.S. customers were $15.6 million, an increase of approximately $5.6 million from 2007. Revenues from customers outside of the U.S. totaled approximately $16.5 million, or approximately 14% of total revenues, during the year ended December 31, 2008, which was an increase of $6.4 million from 2007. This increase was due primarily to our ongoing expansion efforts in Europe and continued growth in Canada. Revenues in 2008 also include the impact of the M:Metrics acquisition, which was completed at the end of May 2008.

During the year ended December 31, 2008, our total customer base grew by a net increase of 271 customers from 895 at December 31, 2007 to 1,166 customers at December 31, 2008. There was continued revenue growth in both our subscription revenues, which increased by approximately $28.6 million from $68.8 million during 2007 to $97.4 million during 2008, and, to a lesser extent, our project-based revenues, which increased by $1.6 million, from $18.4 million during 2007 to $20.0 million during 2008.

We generally invoice customers on an annual, quarterly or monthly basis, or at the completion of certain milestones, in advance of revenues being recognized. Amounts that have been invoiced are recorded in accounts receivable and any unearned revenues are recorded in deferred revenues until the invoice has been collected and the revenue recognized.

Operating Expenses

Our operating expenses consist of cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses and amortization expenses.

Included in our operating expenses are costs such as rent and other facilities related costs, and depreciation expense. During the year ended December 31, 2009, rent and other facilities related costs, and depreciation expense increased by approximately $1.1 million and $1.6 million, respectively, compared to the year ended December 31, 2008. The increases are due to new office facilities and capital expenditures to support our infrastructure and position us for future growth. The related increases were allocated to cost of revenues, sales and marketing, research and development, and general and administrative costs.

During the fourth quarter of 2009, we announced a restructuring program and reduced our headcount by approximately forty-six full-time positions. Included in operating expenses is a $563,000 charge related to severance and other costs directly related to the reduction of our workforce. In addition, included in stock-based compensation expense for the year ended December 31, 2009, was approximately $175,000 due to restricted stock awards that were modified to accelerate vesting as part of the restructuring plan. As of December 31, 2009, we had approximately $148,000 in outstanding restructuring liability consisting of employee severance that we expect to pay during the first quarter of 2010.

Cost of Revenues

	Year Ended December 31,			Change		Percent Change
				2009	2008	2009	2008
				vs.	vs.	vs.	vs.
	2009	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Cost of revenues	$38,730	$34,562	$23,858	$4,168	$10,704	12.1%	44.9%
As a percentage of revenues	30.3%	29.4%	27.4%

Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panel and systems, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.

Cost of revenues increased by approximately $4.2 million during the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was attributable to a $1.3 million increase in panel recruitment and retention and a $1.7 million increase in data and bandwidth costs. The increase in bandwidth was due to the growth in the panel in addition to the use of our new beaconing technology. Also, due to the overall increase in rent and depreciation costs, we incurred an increase of approximately $1.2 million in the amount of these costs allocated to cost of revenues for the year ended December 31, 2009. In addition, depreciation expense was further increased by capital expenditures to support the infrastructure that supports our panel and customer products. Cost of revenues increased as a percentage of revenues by less than one percentage point during the year ended December 31, 2009 over 2008.

Cost of revenues increased by approximately $10.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was due to a $4.4 million increase in employee salaries, benefits, and stock-based compensation costs associated with an expanded workforce supporting a larger product and customer base and the additional employee costs from our acquisition of M:Metrics as compared to 2007. We experienced increases of approximately $3.1 million in costs paid to outside service vendors and incentives to our panel members related to the development of our products during 2008 as compared to 2007. We also experienced increases in panel, data and bandwidth costs of $3.4 million to support our consumer panel during 2008 as compared to 2007. Cost of revenues increased as a percentage of revenues by two percentage points during the year ended December 31, 2008 over 2007. We attribute this increase to the increased costs associated with our acquisition of M:Metrics.

Selling and Marketing Expenses

	Year Ended December 31,			Change		Percent Change
				2009	2008	2009	2008
				vs.	vs.	vs.	vs.
	2009	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Selling and marketing expenses	$41,954	$39,400	$28,659	$2,554	$10,741	6.5%	37.5%
As a percentage of revenues	32.8%	33.6%	32.9%

Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, product management, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are paid to a salesperson and are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. In the case of multi-year agreements, one year of commissions is paid initially, with the remaining amounts paid at the beginning of the succeeding years.

Selling and marketing expenses increased by $2.6 million during the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was due to a $2.0 million increase in stock-based compensation due to our increased use of equity compensation as part of our bonus program, and, to a lesser degree, equity compensation issued in exchange for reductions to regular cash compensation implemented in 2009. Also, due to the overall increase in rent and depreciation costs, we experienced a $732,000 increase in the amount of these costs allocated to selling and marketing expenses for the year ended December 31, 2009. Selling and marketing expenses decreased as a percentage of revenues during 2009 as compared to 2008 due to revenue growth relative to increases in selling and marketing expenses.

Selling and marketing expenses increased by $10.7 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was due to a $6.1 million increase in employee salaries, benefits and related costs associated with an increase in account management personnel for our sales force, the formation of our product management team, our expansion in foreign markets, our acquisition of M:Metrics and an increase in commission and bonus costs associated with increased revenues. We also experienced a $1.6 million increase in stock-based compensation as compared to 2007. Our selling and marketing headcount totaled 261 employees as of December 31, 2008, an increase of 57 employees as compared to December 31, 2007. In addition, we attribute the remaining increase to increases in allocated overhead costs such as rent, additional advertising and marketing costs and travel and related costs to support our growing customer base. The inclusion of the operations of M:Metrics beginning in May 2008 contributed to the increase in selling and marketing expenses during the year ended December 31, 2008, however, a portion of these costs are attributed to one-time integration costs associated with employees that are not expected to continue service or that have already been terminated. Selling and marketing expenses as a percentage of revenues increased during 2008 as compared to 2007 principally due to the increased costs associated with our acquisition of M:Metrics relative to the revenue generated from M:Metrics for the period.

Research and Development Expenses

	Year Ended December 31,			Change		Percent Change
				2009	2008	2009	2008
				vs.	vs.	vs.	vs.
	2009	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Research and development	$17,827	$14,832	$11,413	$2,995	$3,419	20.2%	30.0%
As a percentage of revenues	14.0%	12.6%	13.1%

Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.

Research and development expenses increased by $3.0 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was due to a $1.6 million increase in employee salaries, benefits and related costs associated with the increase in headcount of our research and development personnel and our increased focus on developing new products. We also incurred a $405,000 increase in stock-based compensation due to our increased use of equity compensation as part of our bonus program, and, to a lesser degree, equity compensation issued in exchange for reductions to regular cash compensation implemented in 2009., as well as our increased headcount. In addition, we incurred an increase of $564,000 in the amount of costs allocated to research and development expenses due to the overall increase in rent and depreciation costs and the increased size of our research and development functions. We also experienced a $261,000 increase in our systems and maintenance costs related to computer hardware and software and a $137,000 increase in consulting fees.

Research and development expenses increased by $3.4 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was due to a $3.4 million increase in employee salaries, benefits, stock-based compensation and related costs associated with the increase in headcount, our continued focus on developing new products, as well as costs from our acquisition of M:Metrics in May 2008. Research and development costs decreased slightly as a percentage of revenues for the year ended December 31, 2008 as compared to the prior year period due to our growth in revenues outpacing our investments in research and development.

General and Administrative Expenses

	Year Ended December 31,			Change		Percent Change
				2009	2008	2009	2008
				vs.	vs.	vs.	vs.
	2009	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

General and administrative	$18,232	$16,785	$11,599	$1,447	$5,186	8.6%	44.7%
As a percentage of revenues	14.3%	14.3%	13.3%

General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software, and expenses incurred for other general corporate purposes.

General and administrative expenses increased by $1.4 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was due to $685,000 for professional services such as legal and tax services associated with our acquisition of Certifica, Inc. In addition, stock-based compensation increased $646,000 during the year ended December 31, 2009 as compared to the prior year due to our increased use of equity compensation as part of our bonus program, and, to a lesser degree, equity compensation issued in exchange for reductions to regular cash compensation implemented in 2009. We also experienced a $312,000 increase in professional fees for tax and legal services due to additional global tax planning strategies resulting from our expanding international presence. We also incurred an increase of $156,000 in the amount of costs allocated to general and administrative expenses due to the overall increase in rent and depreciation costs. These increases were partially offset by a $250,000 decrease in employee salaries, benefits and related costs resulting from salary and benefits cost-containment programs that became effective during 2009 and a $195,000 decrease in bad debt expense due to our improved collections process. General and administrative expenses as a percentage of revenue during 2009 were consistent with the prior year.

General and administrative expenses increased by $5.2 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase was due to increased costs associated with our additional obligations as a public company that did not apply for all of 2007. Our professional fees associated with Sarbanes-Oxley compliance requirements, other professional fees, insurance costs, franchise taxes and board compensation increased by approximately $1.3 million during the year ended December 31, 2008, as compared to 2007. We also experienced increases in employee salaries, benefits and related costs of almost $1.4 million associated with our expanding finance, legal and human capital departments as well as in connection with our acquisition of M:Metrics during the year ended December 31, 2008, as compared to 2007. In addition, stock-based compensation increased $1.4 million during the year ended December 31, 2008 as compared to the prior year. General and administrative expenses also increased by approximately $1.1 million during the year ended December 31, 2008 as compared to 2007 due to our investment to support further revenue growth, increases in allocated overhead costs, such as rent, increased bad debt expense, additional charitable contributions and other charges. General and administrative expenses as a percentage of revenue increased during 2008 as compared to 2007, due to the increased costs associated with being a public company.

Amortization Expense

	Year Ended December 31,			Change		Percent Change
				2009	2008	2009	2008
				vs.	vs.	vs.	vs.
	2009	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Amortization expense	$1,457	$804	$966	$653	$(162)	81.2%	(16.8)%
As a percentage of revenues	1.1%	0.7%	1.1%

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.

Amortization expense increased $653,000 during the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to additional amortization of intangible assets that were acquired during the second quarter of 2008 in connection with our acquisition of M:Metrics, and, to a lesser degree, amortization from intangible assets acquired during the fourth quarter of 2009 in connection with our acquisition of Certifica.

Amortization expense decreased $162,000 during the year ended December 31, 2008 as compared to the year ended December 31, 2007 because certain intangible assets related to previous acquisitions were fully amortized during 2008 and 2007 and were partially offset by additional amortization expense related to our acquisition of M:Metrics in May 2008.

Interest and Other Income, Net

Interest and other income, net, consists of interest income, interest expense and gains or losses on disposals of fixed assets.

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

Interest income, net for the year ended December 31, 2009 was $410,000 as compared to $1.9 million for the year ended December 31, 2008. The decrease of $1.5 million during 2009 was due to lower returns from our investments. Our cash, cash equivalents and investments increased by $15.9 million to $90.9 million at December 31, 2009 due to positive operating cash flow.

Interest income, net for the year ended December 31, 2008 was $1.9 million as compared to $2.6 million for the year ended December 31, 2007. The decrease of $727,000 during 2008 was due to lower interest rates earned on our investments than those available in the prior year period and a smaller average cash balance due to the use of cash in mid 2008 for the acquisition of M:Metrics. Our cash, cash equivalents and investments decreased by $29.7 million to $75.0 million at December 31, 2008 due to the acquisition of M:Metrics and, to a lesser extent, losses on investments.

Included in Interest and other income, net, were losses of $109,000 and $50,000 for fixed asset disposals for the years ended December 31, 2009 and 2008, respectively.

Loss From Foreign Currency

Due to the weakening of the U.S. Dollar as compared to the British Pound during the year ended December 31, 2009, we recorded a loss of $132,000 as compared to a loss of $321,000 during the year ended December 31, 2008. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.

Due to the increasing strength of the U.S. Dollar as compared to the British Pound during the year ended December 31, 2008, we recorded a loss of $321,000 as compared to a loss of $296,000 during the year ended December 31, 2007. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro and Canadian dollar.

Gain on Sale (Impairment) of Marketable Securities

During the year ended December 31, 2009, we recognized a gain of $89,000 from the sale of one auction rate security.

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

Provision for Income Taxes

As of December 31, 2009, we had federal and state net operating loss carryforwards for tax purposes of approximately $52.9 million and $39.7 million, respectively, which begin to expire in 2023 for federal and begin to expire in 2014 for state income tax reporting purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. For the year ended December 31, 2009, the tax provision is comprised of U.S. income tax expense of $703,000 related to our federal alternative minimum tax and state tax liabilities, $139,000 of foreign income tax expense, and deferred tax expense of approximately $5.1 million related primarily to the utilization of net operating losses during the year.

As of December 31, 2008, we had federal and state net operating loss carryforwards for tax purposes of approximately $74.2 million and $44.9 million, respectively, which begin to expire in 2021 for federal and begin to expire in 2014 for state income tax reporting purposes. For the year ended December 31, 2008, the tax provision is comprised of U.S. income tax expense of $359,000, related to our federal alternative minimum tax and state tax liabilities, $127,000 of foreign income tax expense, and deferred tax expense of approximately $5.0 million related primarily to the utilization of net operating losses during the year, offset by a reduction of our valuation allowance of $20.4 million.

As of December 31, 2007, we had federal and state net operating loss carryforwards for tax purposes of approximately $71.3 million and $48.1 million, respectively, which begin to expire in 2020 for federal and begin to expire in 2010 for state income tax reporting purposes. For the year ended December 31, 2007, the tax provision is comprised of U.S. income tax expense of $208,000, related to our federal alternative minimum tax and state tax liabilities, and $412,000 of foreign income tax expense which are offset by the partial release of our valuation allowance of $8.1 million and a decrease of $78,000 in the deferred tax liability associated with a temporary difference related to certain acquired intangible assets.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
Consolidated Cash Flow Data	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$25,031	$32,989	$21,277
Net cash provided by (used in) investing activities	8	(64,405)	(30,371)
Net cash (used in) provided by financing activities	(1,715)	(1,138)	71,979
Effect of exchange rate changes on cash	663	(1,517)	451
Net increase (decrease) in cash and equivalents	23,987	(34,071)	63,336

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

Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. Since the beginning of 2006, we have purchased over $17.0 million in property and equipment, exclusive of $9.7 million of property and equipment funded through landlord allowances received in connection with our Chicago, Reston, San Francisco and Seattle office leases, made $5.7 million in principal payments on capital lease obligations, and spent $46.2 million as the cash component of consideration paid for acquisitions.

As of December 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $88.1 million, which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of December 31, 2009, we held $2.8 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2009.

During the fourth quarter of 2009, we sold one auction rate security, via a tender offer, and recorded a realized gain of $89,000. The four remaining securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. Based on our current fair value estimate, we recorded an unrealized gain of $429,000 as of December 31, 2009. The unrealized gain is included in Other comprehensive income within the balance sheet. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our consolidated balance sheet. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We generated approximately $25.0 million of net cash from operating activities during the year ended December 31, 2009. Our cash flows from operations was driven by our positive net income of $4.0 million, as adjusted for non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and non-cash deferred tax expense. In addition, we experienced a $4.8 million increase over 2008 in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. We also experienced, a $4.5 million increase in accounts receivable due to the timing of certain client renewal invoicing, increased sales to new and existing clients during the current period offset by strong collections of receivables. At the same time, our cash flows from operations were negatively impacted due to a $2.9 million decrease in accounts payable and accrued expenses over 2008, which we attribute to the payment of accrued bonuses from prior year and income tax payments.

We generated approximately $33.0 million of net cash from operating activities during the year ended December 31, 2008. The significant components of cash flows from operations were net income of $25.2 million, adjusted for $13.6 million in non-cash depreciation, amortization, provision for bad debts, stock-based compensation, and bond premium amortization, $9.3 million in deferred rent, $6.1 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $2.2 million in impairment of marketable securities, and a $343,000 decrease in other current and non-current assets, offset by a $15.4 million non-cash deferred tax benefit, $6.6 million increase in accounts receivable, and a $1.8 million decrease in accounts payable and accrued expenses.

We generated approximately $21.3 million of net cash from operating activities during the year ended December 31, 2007. The significant components of cash flows from operations were net income of $19.3 million, adjusted for $7.4 million in non-cash depreciation, amortization and stock-based compensation expenses, $1.2 million in non-cash revaluation of our preferred stock warrant liability, and a $9.8 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base and a $1.1 million increase in accounts payable and accrued expenses, offset by a $9.2 million increase in accounts receivable, $8.1 million non-cash deferred tax benefit and $231,000 increase in other current and non-current assets.

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

We generated $8,000 of net cash in investing activities during the year ended December 31, 2009. We generated a net $7.8 million from sale of investments. We used $6.5 million to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $333,000 was funded through landlord allowances received in connection with our Seattle office lease. In addition, we used $1.3 million, net of cash acquired, to purchase Certifica.

We used $64.4 million of net cash in investing activities during the year ended December 31, 2008. We used $44.6 million, net of cash acquired, to purchase M:Metrics. In addition, $14.3 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $9.4 million was funded through landlord allowances received in connection with our Chicago, Reston and San Francisco office leases. We also used a net $6.9 million to purchase investments. We removed the restrictions associated with certain certificates of deposit that served as collateral for letters of credit associated with office leases, and the related $1.4 million was reclassified to cash and cash equivalents.

We used $30.4 million of net cash in investing activities during the year ended December 31, 2007, a net $25.6 million of which was used to purchase investments, $3.6 million of which was used to purchase property and equipment to maintain and expand our technology and infrastructure and $1.1 million used to purchase certificates of deposit to collateralize letters of credit associated with new office leases.

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

Financing Activities

We used $1.7 million of cash during the year ended December 31, 2009 for financing activities. This included $1.6 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $1.1 million to make payments on our capital lease obligations offset by $922,000 in proceeds from the exercise of our common stock options and warrants.

We used $1.1 million of cash during the year ended December 31, 2008 for financing activities. This included $1.3 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $900,000 to make payments on our capital lease obligations offset by $1.0 million in proceeds from the exercise of our common stock options and warrants.

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

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of December 31, 2009 that are fixed and determinable.

		Less Than		3-5	More Than
	Total	1 Year	1-3 Years	Years	5 Years
	(In thousands)

Capital lease obligations	$1,108	$403	$705	$—	$—
Operating lease obligations	43,122	5,744	10,398	9,280	17,700
Purchase price obligations	1,075	600	457	—	—

Total	$45,287	$6,747	$11,560	$9,280	$17,700

Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In addition, we financed the purchase of some of our computer equipment under a capital lease arrangement over a period of 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. In connection with the Certifica acquisition, we are obligated to make future payments to the sellers subject to reductions for any claims against the sellers. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1.2 million of unrecognized tax benefits (as more fully described in Note 9 to the audited financial statements) have been excluded from the contractual payment obligations table above.

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

On March 31, 2009, we renewed a $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios. This line of credit includes no restrictive financial covenants and expires May 31, 2010. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the year ended December 31, 2009, three letters of credit were reduced by approximately $480,000. As of December 31, 2009, no amounts were borrowed against the line of credit and $3.9 million of letters of credit were outstanding, leaving $1.1 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement. In January 2010, one letter of credit was reduced by approximately $83,000 leaving $1.2 million available for additional letters of credit or other borrowings.

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

We had no off-balance sheet arrangements as of December 31, 2009 and 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2009, our cash reserves were maintained in bank deposit accounts, treasury bills, treasury notes, and auction rate securities totaling $90.9 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.

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

Interest Rate Sensitivity

As of December 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $88.1 million. These amounts were invested in certificates of deposit and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the year ended December 31, 2009, our interest income would have declined approximately $326,000, assuming consistent investment levels.

Auction Rate Securities and Liquidity Risk

As of December 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $88.1 million which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of December 31, 2009, we held $2.8 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2009.

During the fourth quarter of 2009, we sold one auction rate security, via a tender offer, and recorded a realized gain of $89,000. The four remaining securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. Based on our current fair value estimate, we recorded an unrealized gain of $429,000 as of December 31, 2009. The unrealized gain is included in Other comprehensive income within the balance sheet. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our consolidated balance sheet. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), comScore, Inc’s. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 12, 2010

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

Current assets:
Cash and cash equivalents	$58,284	$34,297
Short-term investments	29,833	37,164
Accounts receivable, net of allowances of $510 and $479, respectively	34,922	29,947
Prepaid expenses and other current assets	2,324	1,871
Deferred tax asset	11,044	13,304

Total current assets	136,407	116,583
Long-term investments	2,809	3,497
Property and equipment, net	17,302	17,697
Other non-current assets	193	131
Long-term deferred tax asset	9,938	13,736
Intangible assets, net	8,745	8,805
Goodwill	42,014	39,114

Total assets	$217,408	$199,563

Current liabilities:
Accounts payable	$2,009	$1,755
Accrued expenses	8,370	9,432
Deferred revenues	48,140	42,779
Deferred rent	1,231	1,049
Capital lease obligations	360	977

Total current liabilities	60,110	55,992
Deferred rent, long-term	8,210	8,691
Capital lease obligations, long-term	674	—
Other long-term liabilities	475	—

Total liabilities	69,469	64,683
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2009 and 2008; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at December 31, 2009 and 2008; 30,385,590 and 29,294,535 shares issued at December 31, 2009 and 2008, respectively; 30,385,590 and 29,130,140 shares outstanding at December 31, 2009 and 2008, respectively	30	29
Treasury stock, 0 and 164,395 shares at cost at December 31, 2009 and 2008, respectively	—	(1,265)
Additional paid-in capital	199,270	192,612
Accumulated other comprehensive income (loss)	324	(842)
Accumulated deficit	(51,685)	(55,654)

Total stockholders’ equity	147,939	134,880

Total liabilities and stockholders’ equity	$217,408	$199,563

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Revenues	$127,740	$117,371	$87,153

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	38,730	34,562	23,858
Selling and marketing(1)	41,954	39,400	28,659
Research and development(1)	17,827	14,832	11,413
General and administrative(1)	18,232	16,785	11,599
Amortization of intangible assets resulting from acquisitions	1,457	804	966

Total expenses from operations	118,200	106,383	76,495

Income from operations	9,540	10,988	10,658
Interest income and other, net	410	1,863	2,627
Loss from foreign currency	(132)	(321)	(296)
Gain from sale (impairment) of marketable securities	89	(2,239)	—
Revaluation of preferred stock warrant liabilities	—	—	(1,195)

Income before (provision) benefit for income taxes	9,907	10,291	11,794
(Provision) benefit for income taxes	(5,938)	14,895	7,522

Net income	3,969	25,186	19,316

Accretion of redeemable preferred stock	—	—	(1,829)

Net income attributable to common stockholders	$3,969	$25,186	$17,487

Net income attributable to common stockholders per common share:
Basic	$0.13	$0.88	$0.99
Diluted	$0.13	$0.83	$0.88
Weighted-average number of shares used in per share calculation — common stock:
Basic	30,014,085	28,691,216	16,139,365
Diluted	30,970,642	30,232,714	18,377,563
Net income attributable to common stockholders per common share subject to put:
Basic	$—	$0.88	$1.33
Diluted	$—	$0.83	$1.21
Weighted-average number of shares used in per share calculation — common share subject to put:
Basic and diluted	—	34,465	308,720
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$1,186	$861	$279
Selling and marketing	4,617	2,611	1,009
Research and development	1,111	706	245
General and administrative	2,942	2,296	941
Comprehensive income:
Net income	$3,969	$25,186	$19,316
Other comprehensive income:
Foreign currency cumulative translation adjustment	829	(1,132)	258
Unrealized gain (loss) on marketable securities	337	289	(182)

Total comprehensive income	$5,135	$24,343	$19,392

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
				Additional	Other		Stockholders’
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2006	4,000,165	$4	$—	$—	$(75)	$(99,486)	$(99,557)
Net income	—	—	—	—	—	19,316	19,316
Foreign currency translation adjustment	—	—	—	—	258	—	258
Unrealized loss on marketable securities	—	—	—	—	(182)	—	(182)
Exercise of common stock options	580,727	1	—	890	—	—	891
Exercise of common stock warrants, net	138,536	—	—	100	—	—	100
Issuance of restricted stock, net	771,783	1	—	(1)	—	—	—
Net proceeds from issuance of common stock in initial public offering	5,000,000	5	—	73,111	—	—	73,116
Conversion of preferred stock to common stock	17,257,362	17	—	103,506	—	—	103,523
Reclassification of common stock subject to put to common stock	212,000	—	—	2,650	—	—	2,650
Amortization of stock based compensation	—	—	—	2,239	—	—	2,239
Preferred warrant liability reclassification	—	—	—	2,200	—	—	2,200
Accretion of redeemable preferred stock	—	—	—	(1,190)	—	(639)	(1,829)
Accretion of common stock subject to put	—	—	—	(72)	—	(31)	(103)

Balance at December 31, 2007	27,960,573	28	—	183,433	1	(80,840)	102,622
Net income	—	—	—	—	—	25,186	25,186
Foreign currency translation adjustment	—	—	—	—	(1,132)	—	(1,132)
Unrealized gain on marketable securities net of tax effect of $68	—	—	—	—	289	—	289
Exercise of common stock options	611,733	1	—	976	—	—	977
Exercise of common stock warrants, net	4,020	—	—	50	—	—	50
Issuance of restricted stock, net	465,010	—	—	—	—	—	—
Restricted stock units vested	17,490	—	—	—	—	—	—
Common stock received for tax withholding	(64,326)	—	(1,265)	—	—	—	(1,265)
Reclassification of common stock subject to put to common stock	135,640	—	—	1,814	—	—	1,814
Amortization of stock based compensation	—	—	—	6,339	—	—	6,339

Balance at December 31, 2008	29,130,140	29	(1,265)	192,612	(842)	(55,654)	134,880
Net income	—	—	—	—	—	3,969	3,969
Foreign currency translation adjustment	—	—	—	—	829	—	829
Unrealized gain on marketable securities net of tax effect of $8	—	—	—	—	337	—	337
Exercise of common stock options	420,583	—	—	922	—	—	922
Issuance of restricted stock, net	949,946	1	—	(1)	—	—	—
Restricted stock units vested	27,338	—	—	—	—	—	—
Common stock received for tax withholding	(142,417)	—	(1,573)	—	—	—	(1,573)
Treasury stock retirement	—	—	2,838	(2,838)	—	—	—
Amortization of stock based compensation	—	—	—	8,575	—	—	8,575

Balance at December 31, 2009	30,385,590	$30	$—	$199,270	$324	$(51,685)	$147,939

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$3,969	$25,186	$19,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,544	4,977	3,764
Amortization of intangible assets resulting from acquisitions	1,457	798	966
Provisions for bad debts	290	594	142
Stock-based compensation	9,849	6,482	2,474
Deferred tax provision (benefit)	5,096	(15,386)	(8,142)
Gain on sale (impairment) of marketable securities	(89)	2,239	—
Amortization of deferred rent	(632)	(126)	—
Amortization of bond premium	610	730	66
Loss on asset disposal	139	50	—
Revaluation of preferred stock warrant liabilities	—	—	1,195
Amortization of deferred finance costs	—	—	7
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,491)	(6,581)	(9,186)
Prepaid expenses and other current assets	83	229	(486)
Other non-current assets	(55)	114	255
Accounts payable, accrued expenses, and other liabilities	(2,908)	(1,838)	1,065
Deferred revenues	4,838	6,124	9,841
Deferred rent	331	9,397	—

Net cash provided by operating activities	25,031	32,989	21,277
Investing activities
Recovery (payment) of restricted cash	—	1,385	(1,115)
Purchase of investments	(50,197)	(92,288)	(56,475)
Sale and maturity of investments	57,973	85,388	30,854
Purchase of property and equipment	(6,472)	(14,252)	(3,635)
Acquisition of business, net of cash acquired	(1,296)	(44,638)	—

Net cash provided by (used in) investing activities	8	(64,405)	(30,371)
Financing activities
Proceeds from the exercise of common stock options and warrants	922	1,027	972
Repurchase of common stock	(1,573)	(1,265)	—
Proceeds from the issuance of common stock, net of offering costs	—	—	73,116
Principal payments on capital lease obligations	(1,064)	(900)	(2,109)

Net cash (used in) provided by financing activities	(1,715)	(1,138)	71,979
Effect of exchange rate changes on cash	663	(1,517)	451

Net increase (decrease) in cash and cash equivalents	23,987	(34,071)	63,336
Cash and cash equivalents at beginning of year	34,297	68,368	5,032

Cash and cash equivalents at end of year	$58,284	$34,297	$68,368

Supplemental cash flow disclosures
Interest paid	$63	$122	$302
Income tax paid	$1,615	$325	$1
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$1,121	$—	$—
Leasehold improvements acquired through lease incentives	$333	$9,397	$—
Accretion of preferred stock	$—	$—	$1,829

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of approximately two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, the Company also supplements panel information with Web site server metrics in order to account for 100 percent of a Web site’s audience. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories.

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

On November 11, 2009, the Company acquired the outstanding stock of Certifica, Inc. (“Certifica”), a leader in web measurement in Latin America. This acquisition expanded the Company’s presence in five countries in Latin America.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within the consolidated statements of cash flows, $730,000 and $66,000 have been reclassified from sales and maturities of investments within investing activities to amortization of bond premium within operating activities for the years ended December 31, 2008 and 2007, respectively.

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

Fair Value Measurements

The Company adopted new guidance which establishes fair value measurements and disclosures on January 1, 2008, with respect to its financial assets and liabilities, and on January 1, 2009, with respect to its nonfinancial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investment instruments at fair value and determines the appropriate classification level for each reporting period. The Company is required to use significant judgments to make this determination.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts and certificates of deposit.

Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. During the year ended December 31, 2009, the Company recorded an $89,000 realized gain from the sale of one auction rate security. Realized gains and losses for the years ended December 31, 2008 and 2007 were not material.

As of April 1, 2009, the Company modified its methodology for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for debt securities are as follows:

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

Interest income on investments was $568,000, $2.0 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of activities in the allowance for doubtful accounts for the fiscal years indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$(479)	$(234)	$(188)
Additions	(290)	(602)	(142)
Reductions	259	357	96

Ending Balance	$(510)	$(479)	$(234)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when other businesses are acquired. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The Company estimates the fair value of identifiable intangible assets acquired using several different valuation approaches, including the relief from royalty method and, income and market approaches. The relief from royalty method assumes that if the Company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The Company generally uses the relief from royalty method for estimating the value of acquired technology/methodology assets. The income approach converts the anticipated economic benefits that the Company assumes will be realized from a given asset into value. Under this approach, value is measured as the present value of anticipated future net cash flows generated by an asset. The Company generally uses the income approach to value customer relationship assets and non-compete agreements. The market approach compares the acquired asset to similar assets that have been sold. The Company generally uses the market approach to value trademarks and brand assets.

Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for each of 2009, 2008 and 2007 and determined that there was no impairment of goodwill.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful
Lives
(Years)

Acquired methodologies/technology	3 to 7
Customer relationships	7
Panel	7
Intellectual property	10
Tradenames	2

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2009, 2008 and 2007.

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

The Company incurred foreign currency transaction losses of $132,000, $321,000 and $296,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity:

	December 31,
	2009	2008
	(In thousands)

Foreign currency translation loss	$(120)	$(949)
Unrealized gain on marketable securities	444	107

Total accumulated other comprehensive income (loss)	$324	$(842)

Operating Segment Information

The Company is managed and operated as one operating segment. A single management team reports to the chief operating decision maker who manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. The various products that the Company offers are all related to analyzing consumer behavior on the Internet and mobile devices. The same data source is used regardless of the product delivered. The Company’s expenses are shared and are not allocated to individual products. Accordingly, the Company does not accumulate discrete financial information by product line and does not have separately reportable segments.

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

Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of a subscription to the Company’s online database combined with customized services. The Company has determined that there is not objective and reliable evidence of fair value for any of its services and, therefore, accounts for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. The Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized service.

Generally, contracts are non-refundable and non-cancelable. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provisions lapse. A limited number of customers have the right to cancel their contracts by providing a written notice of cancellation. In the event that a customer cancels its contract,

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the customer is not entitled to a refund for prior services, and will be charged for costs incurred plus services performed up to the cancellation date.

Advance payments are recorded as deferred revenues until services are delivered or obligations are met and revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues.

Costs of Revenues

Cost of revenues consists primarily of expenses related to the operating network infrastructure and the recruitment, maintenance and support of consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, benefits and related expenses of network operations, survey operations, custom analytics and technical support departments, and are expensed as they are incurred. Cost of revenues also includes data collection costs for the products and operational costs associated with the Company’s data centers, including depreciation expense associated with computer equipment that supports its panel and systems, and allocated overhead, which is comprised of rent and depreciation expense generated by general purpose equipment and software.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries, stock-based compensation, benefits, commissions and bonuses paid to the direct sales force and industry analysts, as well as costs related to online and offline advertising, product management, seminars, promotional materials, public relations, other sales and marketing programs, and allocated overhead, including rent and other facilities related costs, and depreciation. All selling and marketing costs are expensed as they are incurred.

Research and Development

Research and development expenses include new product development costs, consisting primarily of salaries, stock-based compensation, benefits and related costs for personnel associated with research and development activities, and allocated overhead, including rent and other facilities related costs, and depreciation.

General and Administrative

General and administrative expenses consist primarily of salaries, stock-based compensation, benefits and related expenses for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, overhead, including allocated rent and other facilities related costs, and depreciation and expenses incurred for other general corporate purposes.

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

For the years ended December 31, 2009, 2008 and 2007, one customer accounted for 12%, 12% and 13%, respectively, of total revenues. As of December 31, 2009 and 2008, no one customer accounted for more than 10% of accounts receivable.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, totaled $216,000, $298,000 and $371,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for share-based awards based on the estimated fair value on the date of grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. The fair value of the restricted stock awards is determined based on the quoted market price of the Company’s common stock on the grant date. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $9.9 million, $6.5 million and $2.5 million, respectively. Included in stock-based compensation expense for the year ended December 31, 2009, was approximately $656,000 due to accelerated vesting of approximately 59,000 shares of restricted stock. These restricted stock awards were modified to accelerate vesting as part of a restructuring plan that was implemented during the fourth quarter of 2009 and other employee terminations that occurred throughout the year. Also included within 2009 stock-based compensation expense and liabilities was an accrual for $1.7 million for compensation earned during the year. This accrual will be settled with shares of restricted stock to be granted in 2010. Included within 2008 stock-based compensation expense and liabilities was an accrual for $369,000 for compensation earned during the year. This accrual was settled with shares of restricted stock issued during the first quarter of 2009. Also included in 2008 stock-based compensation expense was approximately $306,000 due to accelerated vesting for certain terminated employees. Included within 2007 stock-based compensation expense and liabilities was an accrual for $235,000 for compensation earned during the year. This accrual was settled with shares of restricted stock issued during the first quarter of 2008.

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

For certain tax positions, the Company uses a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

In addition, the Company’s series of convertible redeemable preferred stock that were outstanding until their automatic conversion upon the completion of the IPO on July 2, 2007 were considered participating securities as they were entitled to an 8% noncumulative preferential dividend before any dividends could be paid to common stockholders. The Company included its participating preferred stock in the computation of earnings per share using the two-class method .

The two-class computation method for each period allocates the undistributed earnings or losses to each participating security based on their respective rights to receive dividends. In addition to undistributed earnings or losses, the accretion to their redemption or put prices was also allocated to the Common Stock Subject to Put and the convertible redeemable preferred stock. Prior to conversion of the redeemable preferred stock, in periods of undistributed losses, all losses were allocated to common stock as the holders of Common Stock Subject to Put and participating preferred stock were not required to fund losses nor were their redemption or put prices reduced as a result of losses incurred. In periods of undistributed income, income was first allocated to the participating preferred stock for their preferential dividend, $7.1 million per annum as of July 2, 2007, the date of the conversion of the Company’s participating preferred stock upon the closing of its IPO. Any undistributed earnings remaining were then allocated to holders of common stock, Common Stock Subject to Put and preferred stock (assuming conversion) on a pro rata basis. The total earnings or losses allocated to each class of common stock were then divided by the weighted-average number of shares outstanding for each class of common stock to determine basic earnings per share. Presentation of basic and diluted earnings per share for securities other than common stock is not required, therefore, earnings per share is only computed for the Company’s common stock.

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

	Year Ended December 31,
	2009	2008	2007

Stock options and restricted stock units	81,629	60,086	3,796
Common stock warrants	1,500	2,000	2,000
Convertible preferred stock	—	—	8,605,041

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share data)

Calculation of basic and diluted net income per share — two class method:
Net income	$3,969	$25,186	$19,316
Accretion of redeemable preferred stock	—	—	(1,829)
Accretion of common stock subject to put	—	—	(103)

Undistributed earnings	3,969	25,186	17,384

Allocation of undistributed earnings:
Common stock	3,969	25,186	16,358
Preferred stock	—	—	1,026

Total allocated earnings	$3,969	$25,186	$17,384

Net income attributable to common stockholders per common share:
Basic	$0.13	$0.88	$0.99
Diluted	$0.13	$0.83	$0.88
Weighted-average shares outstanding-common stock, basic	30,014,085	28,691,216	16,139,365
Dilutive effect of
Options to purchase common stock	915,025	1,500,068	2,104,137
Unvested restricted stock units	32,930	22,337	19,870
Warrants to purchase common stock	8,602	19,093	114,191

Weighted-average shares outstanding-common stock, diluted	30,970,642	30,232,714	18,377,563
Net income attributable to common stockholders per common share subject to put:
Basic	$—	$0.88	$1.33
Diluted	$—	$0.83	$1.21
Weighted-average shares outstanding-common stock subject to put:
Basic	—	34,465	308,720
Diluted	—	34,465	308,720

Recent Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for periods beginning after December 15, 2010 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued ASU No. 2009-1, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-1”). This standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of ASU 2009-1 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations , which has since been included in the Codification as ASC Topic 805 (“ASC 805”). ASC 805 is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. ASC 805 requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, ASC 805 modifies the accounting for transaction and restructuring costs. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After the effective date of ASC 805, all changes to tax uncertainties and deferred tax asset valuation allowances established in business combination accounting should be recognized in accordance with ASC 805, generally as an adjustment to income tax expense. For the Company’s prior acquisitions, the effects of changes to deferred tax asset valuation allowances established in acquisition accounting will be generally recognized directly as an adjustment to income tax expense. The adoption of ASC 805 did not have a material impact on the Company’s consolidated results of operation or financial position with respect to its previous acquisitions. However, the acquisition of Certifica, which occurred in the middle of November 2009, included $710,000 of transaction costs that were included in the Company’s consolidated statements of operations.

3.	Acquisitions

M:Metrics

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and cash equivalents	$1,554
Accounts receivable	2,010
Prepaid expenses and other current assets	226
Property and equipment	464
Other long term assets	85
Deferred tax assets, net	2,692
Accounts payable	(865)
Other accrued liabilities	(3,469)
Deferred revenue	(5,473)
Other long-term liabilities	(145)

Net tangible liabilities to be acquired	(2,921)
Definite-lived intangible assets acquired	10,160
Goodwill	38,781

Total estimated purchase price	$46,020

Included in the final purchase price allocation were $8.6 million of deferred tax assets and $3.6 million of deferred tax liabilities initially offset by a full valuation allowance of $5.0 million. In connection with the reduction of the deferred tax asset valuation allowance recorded as of December 31, 2008 (see Note 9), the Company recorded a $3.7 million reduction in the valuation allowance recorded for the acquired deferred tax assets of M:Metrics with a corresponding reduction of goodwill. In connection with the finalization of the purchase price allocation during the three months ended June 30, 2009, the Company reduced the acquired deferred tax assets by approximately $1.0 million with an offsetting increase to goodwill (see Note 6).

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certifica

On November 11, 2009, comScore completed its acquisition of Certifica, a leading analyst of Internet traffic measurement in Latin America, pursuant to the Agreement and Plan of Acquisition dated November 11, 2009, (the “Acquisition”). Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the outstanding common stock of Certifica in a cash transaction.

The Acquisition was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Under the purchase method of accounting, the total purchase price is allocated to Certifica’s net tangible and intangible assets based on their estimated fair values as of the effective date of the Acquisition.

The Acquisition resulted in goodwill of approximately $1.9 million. This amount represents the residual amount of the total purchase price after allocation to net assets and indentifiable intangible assets acquired. Included in the total net assets acquired was approximately $679,000 in liabilities related to uncertain tax positions. The amount recorded for goodwill supports the Company’s intentions for the acquisition of Certifica. The Company acquired Certifica to strengthen its presence in the Latin America region and enable the Company to offer hybrid measurement as part of its Media Metrix 360 initiative using the same state-of-the-art measurement technologies the Company uses elsewhere in the world.

Definite-lived intangible assets of $1.2 million consist of the value assigned to Certifica’s customer relationships, trade name and its core technology of $946,000, $157,000 and $51,000 respectively. The useful lives range from two to seven years (see Note 2).

The Company is awaiting additional information about the assets acquired and liabilities assumed that may result in an adjustment to the preliminary purchase price.

4.	Investments and Fair Value Measurements

As of December 31, 2009 and 2008, the Company had $2.8 million and $2.9 million invested in auction rate securities, respectively, all of which are classified as long-term investments on its consolidated balance sheets.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. These securities often are insured against loss of principal and interest by bond insurers. In prior years, the Company invested in these securities for short periods of time as part of its investment policy. However, since 2007, the uncertainties in the credit markets have limited the ability of the Company to liquidate its holdings of certain auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. The four remaining securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors.

As of December 31, 2009, the Company held $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million. During the fourth quarter of 2009, the Company sold one auction rate security with an adjusted cost basis of $481,000 for $570,000, via a tender offer, and recorded a realized gain of $89,000. Based on the Company’s current fair value estimate, the Company recorded an unrealized gain of $429,000 as of December 31, 2009. The unrealized gain is included in Other comprehensive income within the consolidated balance sheet.

As of December 31, 2008, the Company held $2.9 million in long-term investments consisting of five separate auction rate securities with a par value $5.1 million. The estimated fair value of the auction rate securities was below cost, or par value. During the year ended December 31, 2008, the length of time and the extent to which the auction rate securities were valued below cost both increased significantly. Further, the credit ratings of the issuers and bond insurers had deteriorated. As a result, the Company concluded that the unrealized losses on its auction rate securities at December 31, 2008 represented an other-than-temporary impairment and recorded a charge of $2.2 million in earnings.

The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of December 31, 2009 and 2008. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.

Marketable securities, which are classified as available-for-sale, are summarized below.

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)

As of December 31, 2009:
U.S. treasury notes	29,810	23	—	29,833	29,833	—
Auction rate securities	2,380	429	—	2,809	—	2,809

	$32,190	$452	$—	$32,642	$29,833	$2,809

	Purchased	Gross	Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Loss	Value	Investments	Investments
	(In thousands)

As of December 31, 2008:
U.S. treasury bills	$24,931	$55	$—	$24,986	$24,986	$—
U.S. treasury notes	12,694	120	—	12,814	12,178	636
Auction rate securities	2,861	—	—	2,861	—	2,861

	$40,486	$175	$—	$40,661	$37,164	$3,497

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no gross unrealized losses related to available-for-sale securities as of December 31, 2009. As of December 31, 2008, the unrealized loss for the auction rate securities was deemed other- than- temporary and included in earnings.

Cash equivalents have original maturity dates of three months or less. All investments, excluding auction rate securities, have original maturity dates between three months and two years. Auction rate securities have original maturity dates in excess of fifteen years.

The fair value hierarchy of the Company’s marketable securities at fair value as of December 31, 2009 and 2008 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Unobservable
	December 31,	for Identical Assets	Inputs
	2009	(Level 1)	(Level 3)
	(In thousands)

Assets:
U.S. treasury notes	$29,833	$29,833	$—
Auction rate securities	2,809	—	2,809

Total	$32,642	$29,833	$2,809

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Unobservable
	December 31,	for Identical Assets	Inputs
	2008	(Level 1)	(Level 3)
	(In thousands)

Assets:
U.S. treasury bills	$24,986	$24,986	$—
U.S. treasury notes	12,814	12,814	—
Auction rate securities	2,861	—	2,861

Total	$40,661	37,800	2,861

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3):

Long-term
Investments
(In thousands)

Balance on December 31, 2008	$2,861
Sale of Level 3 assets	(481)
Total unrealized gains included in other comprehensive income	429

Balance on December 31, 2009	$2,809

For the year ended December 31, 2009, a realized gain of $89,000 related to Level 3 assets sold was included in income.

For the year ended December 31, 2008, an unrealized loss of $2.2 million related to Level 3 assets held at December 31, 2008 was included in earnings.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31
	2009	2008
	(In thousands)

Computer equipment	$14,327	$11,256
Computer software	5,262	3,627
Office equipment and furniture	3,272	3,085
Leasehold improvements	8,828	8,405

	31,689	26,373
Less: accumulated depreciation and amortization	(14,387)	(8,676)

	$17,302	$17,697

During the years ended December 31, 2009 and 2008, the Company capitalized $333,000 and $9.4 million, respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Seattle, Reston, Chicago and San Francisco office leases (see Note 8).

Property and equipment financed through capital lease obligations totaled $950,000 at December 31, 2009 for software and $3.1 million at December 31, 2008 for computer equipment. At December 31, 2009 and 2008, accumulated depreciation related to property and equipment financed through capital leases totaled $54,000 and $2.2 million, respectively. The capital lease associated with $3.1 million of assets expired and ownership transferred to the Company during the fourth quarter of 2009.

For the years ended December 31, 2009, 2008 and 2007, total depreciation expense was $6.5 million, $5.0 million and $3.8 million, respectively.

6.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the year ended December 31, 2009 is as follows (in thousands):

Balance as of December 31, 2008	$39,114
Purchase price allocation adjustments related to M:Metrics	1,032
Purchase price allocation for Certifica	1,868

Balance as of December 31, 2009	$42,014

The $2.9 million of additions to goodwill during the year ended December 31, 2009 were primarily due to $1.9 million related to the Certifica purchase price allocation, deferred tax asset reductions of $768,000 for the M:Metrics net operating loss carryforward at the date of acquisition for transfer pricing adjustments and $344,000 to establish a reserve for certain M:Metrics research and development tax credit carryforwards that existed at the date of acquisition. In addition, the M:Metrics deferred tax asset was increased by $138,000 to true-up the deferred tax balances to the filed income tax returns.

Certain of the Company’s intangible assets are recorded in British Pounds and the local currencies of our South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency translation adjustments. The carrying values of the Company’s amortized acquired intangible assets are as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Tradename	$165	$(14)	$151	$—	$—	$—
Customer relationships	4,000	(709)	3,291	2,927	(244)	2,683
Acquired methodologies/technology	2,479	(599)	1,880	2,378	(214)	2,164
Intellectual property	2,568	(407)	2,161	2,547	(149)	2,398
Panel	1,763	(501)	1,262	1,701	(141)	1,560

	$10,975	$(2,230)	$8,745	$9,553	$(748)	$8,805

Amortization expense related to intangible assets was approximately $1.5 million, $804,000 and $966,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2008, $5.1 million of fully-amortized intangible assets were written off.

The weighted average remaining amortization period by major asset class as of December 31, 2009, is as follows:

(In years)

Tradename	1.9
Acquired methodologies/technology	5.0
Customer relationships	5.8
Panel	5.4
Intellectual property	8.4

The estimated future amortization of acquired intangible assets as of December 31, 2009 is as follows:

(In thousands)

2010	$1,538
2011	1,524
2012	1,453
2013	1,376
2014	1,333
Thereafter	1,521

$8,745

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)

Accrued payroll and related	$1,519	$3,478
Accrued stock-based compensation	1,659	369
Accrued income, sales and other taxes	1,377	1,533
Accrued professional fees	965	630
Other	2,850	3,422

	$8,370	$9,432

8.	Commitments and Contingencies

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

In addition to equipment financed through capital leases. The Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

	December 31, 2009
	Capital	Operating
	Leases	Leases

2010	$403	$5,744
2011	403	5,397
2012	302	5,001
2013	—	4,585
2014	—	4,695
Thereafter	—	17,700

Total minimum lease payments	1,108	$43,122

Less amount representing interest	(74)

Present value of net minimum lease payments	1,034
Less current portion	(360)

Capital lease obligations, long-term	$674

Total rent expense was $4.9 million, $4.0 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company agreed with two landlords for the early termination of their respective office leases. In connection with these terminations, the Company paid $262,000. This amount is included in expenses from operations for the year ended December 31, 2008.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2009, the Company entered into a ten year lease with an existing landlord for its Toronto office. This lease renewed existing office space of approximately 11,637 square feet and added approximately 6,230 square feet of additional office space. The base rent is approximately $220,000 for years one through three, approximately $237,000 for years four through six and approximately $253,000 per year for the remainder of the lease. The lease expires September 2019. This lease includes a tenant allowance of approximately $452,000 for construction costs. The Company anticipates it will begin construction on the new office space during the first quarter of 2010 and as a result will record deferred rent and capitalized assets at that time. The deferred rent will be applied to rent expense recognized by the Company over the lease term.

During the years ended December 31, 2009 and 2008, the Company recorded $333,000 and $9.4 million, respectively, of deferred rent and capitalized assets as a result of landlord allowances in connection with its Chicago, Reston, San Francisco and Seattle office leases,. The deferred rent will be applied to rent expense recognized by the Company over the lease terms.

During August 2007, the Company paid the $582,000 principal balance of certain capital lease obligations resulting in the termination of those lease agreements.

Contingencies

On March 31, 2009, the Company renewed its $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios. This line of credit includes no restrictive financial covenants. On February 10, 2010, the line of credit was extended through May 31, 2010. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the year ended December 31, 2009, three letters of credit were reduced by approximately $480,000. As of December 31, 2009, no amounts were borrowed against the line of credit and $3.9 million of letters of credit were outstanding, leaving $1.1 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement. In January 2010, one letter of credit was reduced by $83,000 leaving $1.2 million available for additional letters of credit or other borrowings.

The Company has no asserted claims as of December 31, 2009, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

9.	Income Taxes

The components of income before income tax for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)

Domestic	$12,331	$10,906	$11,450
Foreign	(2,424)	(615)	344

	$9,907	$10,291	$11,794

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (expense) benefit is comprised of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$(457)	$(285)	$(197)
State	(246)	(74)	(11)
Foreign	(139)	(127)	(412)

Total	(842)	(486)	(620)
Deferred:
Federal	(4,744)	13,109	6,833
State	(285)	1,671	1,112
Foreign	(67)	601	197

Total	(5,096)	15,381	8,142

Income tax (expense) benefit	$(5,938)	$14,895	$7,522

A reconciliation of the statutory United States income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	4.4	6.5
Nondeductible items	8.2	4.5	6.6
Foreign rate differences	2.0	1.9	(0.3)
Change in statutory tax rates	—	6.3	—
Change in valuation allowance	6.9	(196.8)	(111.6)
Stock compensation shortfalls	7.7	—	—
Tax credits	(3.2)	—	—
Other	(0.2)	—	—

Effective tax rate	59.9%	(144.7)%	(63.8)%

The Company recognized income tax expense of approximately $5.9 million during the year ended December 31, 2009, which is comprised of current tax expense of $703,000 related to federal alternative minimum tax and state income tax liabilities and $139,000 of foreign income tax expense, and deferred tax expense of approximately $5.1 million related primarily to the utilization of net operating losses during the year.

The Company recognized an income tax benefit of approximately $14.9 million during the year ended December 31, 2008, primarily due to the recording of a reduction in the deferred tax asset valuation allowance of approximately $20.4 million offset by current tax expense of $486,000 related to federal alternative minimum tax expense and state and foreign income taxes and a deferred tax expense of approximately $5.0 million related primarily to the utilization of net operating losses during the year.

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

	December 31
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$18,993	$26,906
Tax credits	1,306	973
Accrued salaries and benefits	45	267
Deferred revenues	1,142	—
Property and equipment	1,185	708
Deferred compensation	2,752	1,689
Deferred rent	515	340
Other	905	1,361

Gross deferred tax assets	26,843	32,244
Valuation allowance	(3,550)	(2,831)

Net deferred tax assets	23,293	29,413
Deferred tax liabilities:
Intangibles assets	(2,256)	(2,283)
Other	(55)	(90)

Total deferred tax liabilities	(2,311)	(2,373)
Net deferred tax asset	$20,982	$27,040

As of December 31, 2009 and 2008, the Company had valuation allowances of $3.6 million and $2.8 million, respectively, against certain deferred tax assets, which consisted primarily of net operating loss carryforwards.

As of December 31, 2009, the Company concluded that it was not more likely than not that a substantial portion of its deferred tax assets in certain foreign jurisdictions would be realized and that an increase in the valuation allowance was necessary. In making that determination, the Company considered the losses incurred in these foreign jurisdictions during 2009, the current overall economic environment, and the uncertainty regarding the profitability of the acquired Certifica business. As a result, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $719,000.

As of December 31, 2008, the Company concluded that it was more likely than not that a substantial portion of its U.S. deferred tax assets and deferred tax assets in certain foreign jurisdictions would be realized and that a reduction of its valuation allowance was necessary. In making that determination, the Company considered the profitability achieved during 2008, the successful integration of M:Metrics into the base business, and the continued maturity of the online marketing industry, balanced against the current overall economic environment. As a result, the Company recorded a reduction in the deferred tax asset valuation allowance of approximately $18.5 million.

The remaining valuation allowance as of December 31, 2009 of $3.6 million relates to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary, the deferred tax asset related to the value of the auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases. To the extent that the Company determines the remaining valuation allowance is no longer necessary, the Company expects to recognize an income tax benefit in the period such determination is made. The further reduction of the valuation allowance could have a material impact on the Company’s results of operations.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of activities in the deferred tax asset valuation allowance for the fiscal years indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Deferred Tax Valuation Allowance
Beginning Balance	$(2,831)	$(21,284)	$(33,746)
Additions	(910)	(1,964)	(393)
Reductions	191	20,417	12,855

Ending Balance	$(3,550)	$(2,831)	$(21,284)

As of December 31, 2009, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $52.9 million and $39.7 million, respectively. As of December 31, 2008, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $74.2 million and $44.9 million, respectively. These net operating loss carryforwards begin to expire in 2023 for federal and begin to expire in 2014 for state income tax reporting purposes. At December 31, 2009, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $14.0 million, which begins to expire in 2014. In addition, at December 31, 2009, the Company had alternative minimum tax credit carryforwards of $1.0 million which can be carried forward indefinitely and research & development credit carryforwards of $700,000 which begin to expire in 2025.

The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2009 and 2008 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2009, the cumulative amount of net operating losses related to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above is $11.0 million.

During the year ended December 31, 2009, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as mentioned above, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $785,000 has been included in income tax expense for the year ended December 31, 2009. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. A portion of the Company’s net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. Additionally, despite the net operating loss carryforward, the Company may have a future tax liability due to alternative minimum tax, foreign tax or state tax requirements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2009, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $1.5 million.

For uncertain tax positions, the Company uses a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As a result, the Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. As of December 31, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $1.2 million and $240,000, respectively, all of which would affect the Company’s tax rate if recognized. The net increase in the liability for unrecognized income tax benefits since the date of adoption resulted from the following:

	December 31,
	2009	2008
	(In thousands)

Unrecognized tax benefits beginning balance	$240	$71
Increase related to tax positions of prior years	29	169
Increase related to acquired tax positions recorded through purchase accounting	864	—
Increase related to tax positions of the current year	65	—

Unrecognized tax benefits ending balance	$1,198	$240

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits was $489,000. As of December 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2006 or state and local tax examinations by tax authorities for years before 2005, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All classes of preferred stock were redeemable by the holder on or after August 1, 2008. Series E ranked senior to all other classes of stock and may have been redeemed at 1.63 times its original purchase price plus all declared but unpaid dividends. The aggregate redemption value for the Series A-D shares was equal to the Cap Amount. In the event that any series of preferred stock was converted into common stock prior to redemption, the aggregate redemption value of the remaining series of preferred stock remained equal to the Cap Amount. The redemption value for the Series A-D shares was equal to the liquidation preference in effect on the redemption date for each series of preferred stock as adjusted by a formula set forth in the prior certificate of incorporation. Upon the initiation of the Cap Amount, the carrying values of Series A, Series B, Series C and Series C-1 were in excess of their individual redemption values. The carrying value of Series D was below its individual redemption value. The differences between the carrying value of each series of preferred stock and its respective redemption value (as adjusted for the Cap Amount for Series A-D) was being accreted as preferred stock dividends using the interest

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method over the period to the redemption date. Such accretion amounted to $1.8 million for the year ended December 31, 2007.

In connection with the closing of the Company’s IPO on July 2, 2007, all outstanding shares of convertible preferred stock were converted into 17,257,362 shares of common stock.

11.	Convertible Preferred Stock Warrants

In prior years, the Company issued fully vested warrants to purchase 97,324 shares of preferred stock in connection with a master lease and various equipment lease agreements. The exercise prices of the warrants range from $2.50 to $24.50 per share and the warrants expire 10 years from the date of issue. The Company recorded the fair value of the warrants totaling $383,000 as deferred financing costs with an offset to warrants to purchase redeemable preferred stock. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The deferred financing costs were being amortized to interest expense over the respective agreement on a straight line basis. For the year ended December 31, 2007 the Company recorded $7,000 in interest expense.

The Company adjusted the warrants to fair value at each reporting date. Upon the completion of the IPO, which closed on July 2, 2007, liabilities of $2.2 million were reclassified to stockholders’ equity (see Note 1).

To reflect the increase in fair value of the preferred stock warrants during the year ended December 31, 2007, the Company recorded a charge of $1.2 million.

12.	Common Stock Subject to Put

In prior years, the Company issued 347,635 shares of Common Stock Subject to Put. The carrying value of the Common Stock Subject to the Put right was accreted to the put obligation over the three year term using the effective interest rate method. For the year ended December 31, 2007, the Company accreted a total of $103,000. During April 2008, the put right associated with 135,635 shares expired unexercised and the carrying value of the shares of $1.8 million was reclassified to common stock and additional paid in capital. During October 2007, the put right associated with 212,000 shares expired unexercised and the carrying value of the shares of $2.7 million was reclassified to common stock and additional paid-in capital.

13.	Stockholders’ Equity

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s IPO on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2009 and December 31, 2008, the Plans provided for the issuance of a maximum of approximately 6.6 million shares and 5.4 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of stock-based awards granted under the Plans is determined by the Board of Directors, although the vesting has historically been ratably over a four-year period. More recently, 25% of certain grants have immediately vested upon the grant date. Options generally expire 10 years from the date of the grant. Effective January 1, 2009, the shares available for grant increased 1,165,205 pursuant to the automatic share reserve

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase provision under the Plans. Accordingly, as of December 31, 2009, 2,446,277 shares were available for future grant under the 2007 Plan.

The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. During the years ended December 31, 2009 and 2007, no stock options were granted.

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

The weighted average grant date fair value of options granted during the year ended December 31, 2008 was $19.34, no options were granted during the years ended December 31, 2009 and 2007. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $536,000, $853,000 and $319,000, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Plans is presented below:

	Number of	Weighted-Average
	Shares	Exercise Price

Options outstanding at December 31, 2006	2,723,940	$2.00
Options granted	—	—
Options exercised	580,727	1.50
Options forfeited	95,133	4.27
Options expired	8,646	4.21

Options outstanding at December 31, 2007	2,039,434	2.01
Options granted	51,908	6.24
Options exercised	611,733	1.60
Options forfeited	24,589	5.63
Options expired	1,650	9.55

Options outstanding at December 31, 2008	1,453,370	2.26
Options granted	—	—
Options exercised	420,583	2.19
Options forfeited	36,689	7.01
Options expired	2,819	4.87

Options outstanding at December 31, 2009	993,279	$2.11

Options exercisable at December 31, 2009	971,707	$1.96

The following table summarizes information about options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Options	Exercise	Contractual	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$0.00 — $1.37	645,384	$0.33	3.89	645,384	$0.33	3.89
$1.38 — $5.46	222,404	$3.87	5.43	221,919	$3.87	5.43
$5.47 — $13.66	125,491	$8.13	6.28	104,404	$8.00	6.58

	993,279	$2.11	4.54	971,707	$1.96	4.48

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $10.2 million and $8.7 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2009 was $15.3 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2009 was $15.1 million. The weighted average remaining contractual life for all options outstanding and all options exercisable under the Company’s stock plans as of December 31, 2009 was 4.54 years and 4.48 years, respectively. As of December 31, 2009, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $123,000, which the Company expects to recognize over a weighted average period of approximately 0.77 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. During the year ended December 31, 2009, 220,434 forfeited shares of restricted stock have been repurchased by the Company at no cost and subsequently retired. A summary of the status for nonvested stock awards as of December 31, 2009 is presented as follows:

			Total of Shares	Weighted
			Number	Average
	Restricted	Restricted	Underlying	Grant-Date
Nonvested Stock Awards	Stock	Stock Units	Awards	Fair Value

Nonvested at December 31, 2007	771,783	63,727	835,510	$14.08
Granted	540,667	63,794	604,461	23.46
Vested	193,957	17,241	211,198	14.24
Forfeited	75,392	13,607	88,999	20.36

Nonvested at December 31, 2008	1,043,101	96,673	1,139,774	$18.53
Granted	1,170,380	138,895	1,309,275	10.22
Vested	393,764	27,338	421,102	16.37
Forfeited	220,434	21,411	241,845	17.38

Nonvested at December 31, 2009	1,599,283	186,819	1,786,102	$13.11

The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2009 was $31.3 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2009 was 2.59 years.

We granted nonvested stock awards at no cost to recipients during the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $17.8 million, which the Company expects to recognize over a weighted average period of approximately 1.75 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Of the 421,102 shares of the Company’s restricted stock and restricted stock units vesting during the year ended December 31, 2009, the Company repurchased 142,417 shares at an aggregate purchase price of approximately $1.6 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.

Treasury Stock

Prior to December 31, 2009, the Company repurchased 527,246 shares of common stock as a result of restricted stock forfeitures due to employee terminations and shares repurchased pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. As of December 31, 2009, all outstanding treasury stock was retired, and the Company’s Board of Directors has determined to retire treasury stock upon repurchase prospectively. The carrying value of the shares of $2.8 million was reclassified to additional paid-in capital.

Common Stock Warrants

In prior years, the Company had granted an aggregate of 403,368 warrants to purchase common stock. The common stock warrants began to expire in February 2006 through to April 2015 with exercise prices ranging from

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.00 to $24.50. As of December 31, 2009, warrants to purchase 24,375 shares of common stock were outstanding. As of December 31, 2008, warrants to purchase 26,375 shares of common stock were outstanding.

Shares Reserved for Issuance

At December 31, 2009, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under 2007 Equity Incentive Plan	2,446,277
Common stock available for outstanding options and unvested restricted stock units	1,180,098
Common stock warrants	24,375

3,650,750

14.	Employee Benefit Plans

The Company has a 401(k) Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. Effective January 1, 2009, the Company suspended the employer match and did not make any employer contributions during the year ended December 31, 2009. The Company made $366,000 and $343,000 in contributions to the 401(k) Plan for the years ended December 31, 2008 and 2007, respectively.

15.	Related Party Transactions

During 2009, the Company entered into a Licensing and Services agreement with a third party for which a director of the Company is also a member of the third party’s board of directors. The Company recognized $319,000 of revenue pursuant to such agreement during the year ended December 31, 2009. In relation to this counterparty, there was $257,000 included in accounts receivable balances as of December 31, 2009.

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

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$108,017	$100,895	$77,029
Canada	6,192	5,827	4,674
United Kingdom/Other	13,531	10,649	5,450

Total Revenues	$127,740	$117,371	$87,153

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2009	2008
	(In thousands)

United States	$17,023	$17,468
Canada	23	66
United Kingdom	256	163

Total	$17,302	$17,697

17.	Restructuring

During the fourth quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately forty-six full-time positions. Included in operating expenses is a $563,000 charge related to severance and other costs directly related to the reduction of our workforce. In addition, included in stock-based compensation expense for the year ended December 31, 2009, was approximately $175,000 due to restricted stock awards that were modified to accelerate vesting as part of the restructuring plan. As of December 31, 2009, the Company had approximately $148,000 in outstanding restructuring liability consisting of employee severance that the Company expects to pay during the first quarter of 2010.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (Unaudited)

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except share and per share data)

Revenues	$33,826	$31,916	$31,374	$30,624	$31,590	$30,661	$28,750	$26,370

Cost of revenues(1)	9,544	9,455	9,695	10,036	10,276	9,412	7,857	7,017
Selling and marketing(1)	10,898	10,241	10,329	10,486	10,281	10,659	9,516	8,945
Research and development(1)	4,617	4,677	4,528	4,005	3,994	4,131	3,637	3,070
General and administrative(1)	5,357	4,353	4,015	4,507	4,189	4,266	4,444	3,886
Amortization	425	385	327	320	329	346	122	7

Total expenses from operations	30,841	29,111	28,894	29,354	29,069	28,814	25,576	22,925

Income from operations	2,985	2,805	2,480	1,270	2,521	1,847	3,174	3,445
Interest and other income, net	62	39	134	175	285	267	492	819
(Loss) gain from foreign currency	(80)	(71)	7	12	(302)	123	(87)	(55)
Gain on sale (impairment) of marketable securities	89	—	—	—	(1,398)	(455)	(386)	—

Income before income taxes	3,056	2,773	2,621	1,457	1,106	1,782	3,193	4,209
(Provisions) benefit for income taxes	(1,494)	(1,828)	(1,436)	(1,180)	19,263	(1,207)	(1,483)	(1,678)

Net income	$1,562	$945	$1,185	$277	$20,369	$575	$1,710	$2,531

Net income attributable to common stockholders:	$1,562	$945	$1,185	$277	$20,369	$575	$1,710	$2,531
Basic	$0.05	$0.03	$0.04	$0.01	$0.70	$0.02	$0.06	$0.09
Diluted	$0.05	$0.03	$0.04	$0.01	$0.67	$0.02	$0.06	$0.08
Weighted-average number of shares used in per share calculation — common stock
Basic	30,306,344	30,204,147	30,052,515	29,477,369	29,032,423	28,878,494	28,651,067	28,200,934
Diluted	31,238,733	31,157,222	31,008,672	30,461,974	30,271,520	30,389,519	30,269,947	29,998,490
Net income attributable to common stockholders per common share subject to put:
Basic	$—	$—	$—	$—	$—	$—	$0.06	$0.09
Diluted	$—	$—	$—	$—	$—	$—	$0.06	$0.08
Weighted-average number of shares used in per share calculation — common stock subject to put
Basic	—	—	—	—	—	—	2,981	135,635
Diluted	—	—	—	—	—	—	2,981	135,635

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008

Cost of revenues	$262	$277	$327	$320	$251	$265	$204	$141
Selling and marketing	1,044	1,234	1,226	1,113	788	797	605	421
Research and development	282	285	306	238	199	225	168	114
General and administrative	886	755	672	629	599	617	613	467

19.	Subsequent Events

On February 19, 2009, the Company acquired Indiana-based ARSgroup, a leading technology-driven market research firm that measures the persuasion of advertising on TV and multi-media platforms. The Company paid approximately $17.0 million of cash to acquire the outstanding equity of ARSGroup. The Company has incurred transaction costs associated with the acquisition. As a result of the acquisition, the Company also assumed facility leases, certain liabilities and commitments of ARSGroup. Management is currently evaluating the purchase price allocation following consummation of the transaction.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective at December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, which audits our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting included at the end of this section.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited comScore, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). comScore, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, comScore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of comScore, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 of comScore, Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 12, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2009:

	Number of	Weighted-
	Securities to be	Average	Number of Securities
	Issued Upon	Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants	Securities Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,180,098	$1.78	2,446,277	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,180,098	$1.78	2,446,277

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

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

(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.		Exhibit Document

2	.1(1)	Agreement and Plan of Merger, dated May 28, 2008, amount comScore, Inc., OpinionCounts, Inc., M:Metrics, Inc. and Randolph L. Austin, Jr., as Stockholder Representative. (Exhibit 2.1)*
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3	.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
4	.1(2)	Specimen Common Stock Certificate (Exhibit 4.1)
4	.2(2)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)
4	.3(2)	Amendment, Waiver and Termination Agreement by and among comScore, Inc. and certain holders of preferred stock, dated June 8, 2007 (Exhibit 10.20)
4	.4(2)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)
10	.1(2)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10	.2(3)	1999 Stock Plan (Exhibit 4.2)
10	.3(2)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)
10	.4(2)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)
10	.5(2)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)
10	.6(4)	2007 Equity Incentive Plan, as amended and restated July 29, 2009 (Exhibit 10.3)
10	.7(2)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)
10	.8(2)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)
10	.9(2)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)
10	.10(2)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)
10	.11(2)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)
10	.12(5)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)
10	.13(6)	Summary of 2008 Executive Compensation Bonus Policy
10	.14(7)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)
10	.15(8)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)
10	.16(4)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young
24.1		Power of Attorney (see signature page)
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 28, 2008 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 27, 2007 (File No. 000-1158172).

(7)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham, Ph.D.
Magid M. Abraham, Ph.D.
President, Chief Executive
Officer and Director

March 12, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Magid M. Abraham, Ph.D. and Kenneth J. Tarpey, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Magid M. Abraham, Ph.D. Magid M. Abraham, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ Kenneth J. Tarpey Kenneth J. Tarpey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Gian M. Fulgoni Gian M. Fulgoni	Executive Chairman of the Board of Directors	March 12, 2010

/s/ Jeffrey Ganek Jeffrey Ganek	Director	March 12, 2010

/s/ Bruce Golden Bruce Golden	Director	March 12, 2010

/s/ William J. Henderson William J. Henderson	Director	March 12, 2010

Signature	Title	Date

/s/ William Katz William Katz	Director	March 12, 2010

/s/ Ronald J. Korn Ronald J. Korn	Director	March 12, 2010

/s/ Jarl Mohn Jarl Mohn	Director	March 12, 2010