Form 10-K/A
period 2009-12-31
COMSCORE, INC.
filed 2010-04-28
CIK 1158172

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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 26, 2010, there were 30,996,337 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.
Explanatory Note
          This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc’s Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission, or SEC, on March 12, 2010 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2009, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
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

COMSCORE, INC.
AMENDMENT NO. 1
to
ANNUAL REPORT ON FORM 10-K/A
FOR THE PERIOD ENDED DECEMBER 31, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
          The following table sets forth the names and ages of our executive officers and directors as of April 28, 2010:

Name	Age	Position
Magid M. Abraham, Ph.D.	52	President, Chief Executive Officer and Director
Gian M. Fulgoni	62	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	57	Chief Financial Officer
Gregory T. Dale	40	Chief Operating Officer
Christiana L. Lin	40	Executive Vice President, General Counsel and Chief Privacy Officer
Jeffrey Ganek(1)	57	Director
Bruce Golden(2)	51	Director
William J. Henderson(1)(3)	62	Director
William Katz(2)(3)	55	Director
Ronald J. Korn(1)	70	Director
Jarl Mohn(2)(3)	58	Director

(1)	Member of audit committee

(2)	Member of nominating and governance committee

(3)	Member of compensation committee
          Magid M. Abraham, Ph.D., one of our co-founders, has served as our President, Chief Executive Officer and as a Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Since January 2008, Dr. Abraham has also been a member of the board of directors of Milo.com, a startup company. He received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France.
          Gian M. Fulgoni, one of our co-founders, has served as our Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of Inxpo, Inc., an Illinois-based provider of virtual events, since July 2005 and the Advertising Research Foundation, an industry research organization, since 2008. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.
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
          Christiana L. Lin has served as our Executive Vice President, General Counsel and Chief Privacy Officer since August 2009. Prior to that, she served as our Deputy General Counsel from February 2001 until March 2003, as our Corporate Counsel and Chief Privacy Officer from March 2003 until January 2006 and as our General Counsel and Chief Privacy Officer from January 2006 until August 2009. Ms. Lin holds a J.D. from the Georgetown University Law Center and a B.A. in Political Science from Yale University.
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
          Bruce Golden has served as a director since June 2002. He is a partner at Accel Partners, which he joined in 1997. Mr. Golden has led a number of investments in enterprise software and Internet-related companies while at Accel and currently serves as a member of the boards of directors of several private companies. Mr. Golden holds an M.B.A. from Stanford University and a B.A. from Columbia University..
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
     We believe that our board of directors represents a desirable mix of backgrounds, skills, and experiences, and they all share the personal attributes of effective directors described above. Below are some of the specific experiences, qualifications, attributes or skills in addition to the biographical information provided above that led to the conclusion that each person should serve as one of our directors in light of our business and structure:
     Magid M. Abraham, Ph.D., is one of our co-founders, president, chief executive officer and a director. Dr. Abraham has over ten years of experience with our business in a variety of roles including research and development, sales and marketing and corporate administration, since its inception. In addition, Dr. Abraham brings his experience as a founder and senior executive of previous successful market-research based companies. Dr. Abraham has a deep understanding of all aspects of our business. He also has significant corporate governance experience through service on other company boards and as an executive with other companies, and he has an extensive educational background.
     Gian M. Fulgoni, is one of our co-founders, executive chairman and a director. Mr. Fulgoni has over ten years of experience with our business in a variety of roles including research and development, sales and marketing and corporate administration, since its inception. In addition, Mr. Fulgoni brings his experience as a founder and senior executive of previous successful market-research based companies. Mr. Fulgoni has a deep understanding of all aspects of our business. He also has significant corporate governance experience through service on other public company boards and as an executive with other companies, and he has an extensive educational background.
     Jeffrey Ganek has served as an executive or a member of the board of directors of several large technology and telecom companies. Mr. Ganek has substantial experience with research and development, sales and marketing and corporate administration of technology companies. He also has significant corporate governance experience through his service on other company boards and as an executive with other companies, and he has an extensive educational background.
     Bruce Golden has served as a member of the board of directors of several high technology and internet companies through his role as a venture capitalist. Mr. Golden has substantial experience with advising on the strategic development of technology companies. He also has significant corporate governance experience through his service on other company boards, and he has an extensive educational background.
     William J. Henderson has served as an executive or a member of the board of directors of several large technology, data aggregation and multimedia companies. Mr. Henderson has substantial experience marketing and the corporate administration of large businesses. He also has significant corporate governance experience through his service on other company boards, and he has an extensive educational background.
     William Katz has also served as an executive of or a member of the board of directors of several marketing and advertising companies. Mr. Katz has extensive experience in those industries, as well as with corporate governance through his service on other boards of directors.
     Ronald J. Korn has served as an executive or a member of the board of directors of several large public companies. Mr. Korn has substantial experience as a public accountant, and he has sufficient background to qualify as our audit committee financial expert. He also has significant corporate governance experience through his service on other company boards, and he has an extensive educational background.
     Jarl Mohn has also served as an executive of or a member of the board of directors of several multimedia companies. Mr. Katz has extensive experience in that industry, as well as with corporate governance through his service on other boards of directors.

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
          Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2009, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met, except that the following reports, although filed, were not filed timely:

Name of Filer	Form	Date Filed	Description
Magid M. Abraham	4/A	April 15, 2009	Amendment to correct clerical error in filing on February 19, 2009 regarding calculation of the number of shares subject to repurchase by us.
	4/A	April 15, 2009	Amendment to correct clerical error in filing on March 27, 2009 regarding total beneficial ownership of shares.

Gregory T. Dale	4/A	April 15, 2009	Amendment to correct clerical error in filing on February 19, 2009 regarding calculation of the number of shares subject to repurchase by us.
	4/A	April 15, 2009	Amendment to correct clerical error in filing on March 27, 2009 regarding beneficial ownership of shares.

Gian M. Fulgoni	4/A	April 15, 2009	Amendment to correct clerical error in filing on February 19, 2009 regarding calculation of the number of shares subject to repurchase by us.
	4/A	April 15, 2009	Amendment to correct clerical error in filing on March 27, 2009 regarding beneficial ownership of shares.

Jeffrey Ganek	4	August 4, 2009	Late filing for grant of restricted stock on July 29, 2009.

Bruce Golden	4	August 4, 2009	Late filing for grant of restricted stock on July 29, 2009.

John M. Green	4/A	April 15, 2009	Amendment to correct clerical error in filing on February 19, 2009 regarding calculation of the number of shares subject to repurchase by us.
	4/A	April 15, 2009	Amendment to correct clerical error in filing on March 27, 2009 regarding beneficial ownership of shares.

William J. Henderson	4	August 4, 2009	Late filing for grant of restricted stock on July 29, 2009.

William Katz	4	August 4, 2009	Late filing for grant of restricted stock on July 29, 2009.

Ronald J. Korn	4	August 4, 2009	Late filing for grant of restricted stock on July 29, 2009.

Christiana L. Lin	4/A	April 15, 2009	Amendment to correct clerical error in filing on February 19, 2009 regarding calculation of the number of shares subject to repurchase by us.
	4/A	April 15, 2009	Amendment to correct clerical error in filing on March 27, 2009 regarding beneficial ownership of shares.
	4	May 6, 2009	Late filing for grant of restricted stock on May 1, 2009.

Jarl Mohn	4	August 4, 2009	Late filing for grant of restricted stock on July 29, 2009.

Kenneth J. Tarpey	4	May 6, 2009	Late filing for grant of restricted stock on May 1, 2009.

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
DIRECTOR NOMINATIONS
          There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2009 annual meeting of stockholders.
AUDIT COMMITTEE
          We have a separately-designated audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

          The audit committee of our board of directors recommends the appointment of our independent registered public accountant, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountant, including the results and scope of their audit. The audit committee met twelve times (including telephonic meetings) during 2009.
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
COMPENSATION DISCUSSION AND ANALYSIS
          The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2009 are Magid M. Abraham, Kenneth J. Tarpey, John M. Green, Gian M. Fulgoni, Gregory T. Dale and Christiana L. Lin. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Our Philosophy
          The objective of our compensation programs for employees is to attract and retain top talent. Our compensation plans are designed to motivate and reward employees for achievement of positive business results and also to promote and enforce accountability. In determining the compensation arrangement of our named executive officers, we are guided by the following key principles:
•	Attract and Retain Top Talent. Our compensation arrangements should be sufficient to allow us to attract, retain and motivate named executive officers with the necessary skills and talent to successfully manage our business. In order to attract, motivate and retain such executives, we seek to compensate our named executive officers at levels of at least the 50th percentile of our identified peer group, with opportunities to reward stronger performers at levels as much as the 75th percentile of that peer group.

•	Promote Business Performance Accountability. Compensation should be tied, in part, to the performance of the portion of the business for which a named executive officer is responsible and how that named executive officer’s business unit or area performs and contributes to the overall financial performance of our business.

•	Promote Individual Performance Accountability. Compensation should be tied, in part, to the individual named executive officer’s performance to encourage and reflect individual contributions to our performance.

•	Align Stockholder Interests. Compensation should be tied, in part, to our financial performance through equity awards, which help to align our named executive officers’ interests with those of our stockholders.
Application of our Philosophy
          We believe that our executive compensation and benefit program balances short-term and long-term components, cash and equity elements, and fixed and contingent payments. We apply our compensation philosophy using both quantitative and qualitative standards to incentivize our named executive officers and reward them for achieving the following goals:

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
          Our executive compensation structure aims not only to compensate top talent at levels that we believe are at the 50th percentile or greater of an identified peer group, but also to be fair relative to compensation paid to other professionals within our organization, relative to our short- and long-term performance results and relative to the value we deliver to our stockholders. We seek to maintain a performance-oriented culture with a compensation approach that rewards our executive officers when we achieve and exceed our goals and objectives, while putting at risk an appropriate portion of their compensation against the possibility that our goals and objectives may not be achieved. Our board of directors considers both qualitative and quantitative factors as measures of individual performance and weights these factors as appropriate in assessing a particular individual’s performance. Overall, our approach is designed to relate the compensation of our named executive officers to the following: the achievement of short- and long-term goals and objectives; their willingness to challenge and improve existing policies and structures; and their capability to take advantage of unique opportunities and overcome difficult challenges within our business.
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
          Our compensation committee reviews and approves our executive compensation and benefit program to ensure that it is consistent with our compensation philosophy and corporate governance guidelines. Our compensation committee also is responsible for establishing the executive compensation packages offered to our named executive officers.
          Our compensation committee has taken the following steps to ensure that our executive compensation and benefit program is consistent with both our compensation philosophy and our corporate governance guidelines:
•	regularly reviewed the performance of and the total compensation earned by or awarded to our Chief Executive Officer and Executive Chairman independent of input from them;

•	examined on an annual basis the performance of our other named executive officers and other key employees with assistance from our Chief Executive Officer and Executive Chairman and approved compensation packages that are believed to be consistent with or more attractive than those generally found in the executive’s marketplace;

•	regularly held executive sessions of compensation committee meetings without management present; and

•	engaged outside compensation consultants to review our executive compensation practices and provide comparison to other opportunities in the marketplaces for our named executive officers in connection with setting compensation for our 2009 bonus target levels and 2009 fiscal year base salaries and equity-award levels.

     Utilization of Outside Compensation Consultants
          Prior to our initial public offering in 2007, our compensation committee had not previously conducted formal surveys or analyses of compensation levels in various marketplaces or engaged compensation consultants to do so on our behalf. However, beginning in mid-2007, in addition to utilizing the collective experience and knowledge of our board of directors and executive management, as well as informal reviews of compensation information gained through marketplace contacts and service providers, our compensation committee selected and directly engaged the services of an independent executive compensation consulting firm, Towers Perrin. No member of the compensation committee or any named executive officer had any affiliation with Towers Perrin. Towers Perrin had not performed any other work for us, and it has reported directly to the chairman of the compensation committee.
          In July 2009, our compensation committee selected and directly engaged the services of a new independent executive compensation consulting firm, Compensia. The committee selected Compensia because Compensia’s primary focus is on technology companies and because of its familiarity and experience in advising the compensation committees for the boards of directors of technology companies. No member of the compensation committee or any named executive officer has any affiliation with Compensia. Compensia has not performed any other work for us, and it has reported directly to the chairman of the compensation committee. Compensia is engaged to conduct an annual compensation study for the compensation committee of our board of directors, including without limitation, selection of a peer group, reporting on our compensation as compared to our peers, and providing recommendations to the compensation committee on adjustments to our compensation plans and approaches to support our compensation philosophy.
     Fees of the Compensation Committee Consultants
          The aggregate fees billed by Towers Perrin and Compensia for 2009 to provide advice or recommendations on the amount or form of executive and director compensation did not exceed $120,000 individually or in the aggregate. Neither Towers Perrin nor Compensia provided additional services to us or our affiliates during 2009
     Approval of Compensation Consultant Services
          Our compensation committee directly approved Towers Perrin as its compensation consultant until its subsequent engagement of Compensia in 2009. In 2007, our management screened and recommended several firms, including Towers Perrin, to serve as the compensation consultant to our compensation committee. Following this process, our compensation committee determined that it would engage Towers Perrin. Our compensation committee also approved the fee schedule for executive compensation consulting fees.
          In 2009, our board of directors and our management sought to engage a compensation consultant with strong experience with technology companies at similar stages of growth as our company. In 2009, our General Counsel screened and recommended several firms, including Compensia, to serve as the compensation consultant to our compensation committee. The chairman of our compensation committee interviewed representatives from three firms and our compensation committee determined that it would engage Compensia. Our compensation committee directly approved Compensia as its compensation consultant.
     Review of Compensation for 2009 Fiscal Year
          In 2008, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our compensation committee requested that Towers Perrin review our direct compensation, including base salary, total cash compensation and total direct compensation. We define total cash compensation as base salary plus actual annual incentives, and we define total direct compensation as total cash compensation plus the annualized expected value of long-term incentives.
          Towers Perrin provided a report to the compensation committee in October 2008 with observations and analyses regarding the direct compensation of our named executive officers. The October 2008 study referenced both published compensation survey data of comparably-sized companies and a valuation peer group determined based on inputs from investment banks as well as management input as to companies with whom we compete for executive talent, with median annual revenues of $100 million. All of the companies included in the peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Specifically, the peer group consisted of the following companies:

Arbitron Inc.	Marchex, Inc.	Rainmaker Systems, Inc.
Forrester Research, Inc.	MIVA, Inc.	Taylor Nelson Sofres plc
Greenfield Online, Inc.	Morningstar, Inc.	Think Partnership Inc.
Harris Interactive Inc.	National Research Corporation	ValueClick, Inc.
Ipsos Group S.A.	Omniture, Inc.	Website Pros, Inc.
          Based on the inputs from Towers Perrin and our management as well as their own review, our compensation committee determined that our named executive officers’ compensation package for our 2008 fiscal year continued to fall within the 50th percentile range of the identified peer group for executive compensation, and target annual incentives, total cash compensation and total direct compensation were all in line with market medians, with the flexibility to exceed up to the 75th percentile range of the identified peer group. Our compensation committee further determined that, with the exception of Dr. Abraham, our named executive officers’ base salaries for our 2008 fiscal year continued to fall within the 50th percentile range of our identified peer group for executive base salary. Although Dr. Abraham’s base salary was found to be below the 50th percentile range, our compensation committee determined that Dr. Abraham’s compensation package was heavily weighted in equity compensation. Such equity component was found to have counterbalanced the shortfall in base salary such that Dr. Abraham’s compensation package remained consistent with our compensation philosophy. Moreover, the compensation committee believed that the heavier weighting towards equity compensation would better align Dr. Abraham’s interests with the interests of the company and our stockholders. Accordingly, the compensation committee determined in October 2008 to leave 2009 base salaries for our named executive officers unchanged from 2008.
          Our compensation committee chose the 50th percentile of this peer group as the baseline for our compensation components with a view towards what our compensation committee believed to be fair to our named executive officers and to the company as well as consistent with industry practices in the technology sector. In making such determination, our compensation committee considered such factors as the stage of our company’s development, the size and characteristics of our company, based on both headcount and operations and balance sheet characteristics, as well as the expected future characteristics of our business relative to our identified peer group.
          In connection with their October 2008 review of base salaries, the compensation committee requested that Towers Perrin further review our incentive programs, including annual performance bonuses and long-term incentive awards. Since our initial public offering, our annual performance bonuses have been paid in cash and, in recent years, restricted stock in lieu of a portion of the cash bonus at the election of the officers. Our long-term incentive awards utilize restricted stock, although we had used stock option awards in past years as well. Given the economic conditions in late 2008, the compensation committee sought to explore the use of non-cash incentives as an alternative to cash-based incentives in order to better control our cash usage. At the same time, our management also suggested to the compensation committee that non-cash based incentives may help enhance retention of existing named executive officers and align stockholder interest with named executive officers interests.
          Pursuant to the compensation committee’s request, Towers Perrin provided several reports to the compensation committee during the first few months of 2009 with observations and analysis as well as certain proposals regarding making salary adjustments and increasing the non-cash components of our annual performance bonuses and long-term incentive awards to our named executive officers.
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

          Based on additional inputs from Towers Perrin, the compensation committee determined, in April 2009, that our named executive officers should have a compensation package that was more heavily weighted in equity than in cash. As a result, the compensation committee determined that the 2009 base salary of our named executive officers should be reduced by 7.5% and that additional restricted stock should be awarded to our named executive officers. On May 1, 2009, our compensation committee approved the following changes to the compensation packages of our named executive officers based on this review.

	Base Salary						Restricted Stock Awards
								Grant Date
	2009						Additional	Fair Value
	through	2009 after					Shares	of Stock
Name and Principal Position	May 1	May 1		$ Change	% Change		Issued	Awards (1)
Magid M. Abraham, Ph.D.	$425,000	$393,125		$(31,875)	(7.5)%		2,734	$31,878
President, Chief Executive Officer and Director

Kenneth J. Tarpey	300,000	285,000		(15,000)	(5)%		1,286	14,995	(2)
Chief Financial Officer

Gian M. Fulgoni	375,000	346,875		(28,125)	(7.5)%		2,412	28,124
Executive Chairman of the Board of Directors

Gregory T. Dale	275,600	254,930		(20,670)	(7.5)%		1,773	20,673
Chief Operating Officer

Christiana L. Lin	250,000	231,250		(18,750)	(7.5)%		1,608	18,749
Executive Vice President, General Counsel and Chief Privacy Officer

John M. Green	302,400	222,000	(3)	(80,400)	(30.7)	%(1)	1,645	17,996
Former Chief Financial Officer and Former Executive Vice President of Human Capital

(1)	Amounts represent fair value of stock-based awards granted in the fiscal year as calculated in accordance with FASB ASC Topic 718 and as further described in Note 13 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)	Mr. Tarpey began his employment with us on April 20, 2009. Accordingly, the salary reduction and the compensating restricted stock award was prorated to reflect the portion of the year during which he was employed by us.

(3)	Mr. Green served as our Chief Financial Officer until April 19, 2009, at which time Mr. Tarpey was appointed as our Chief Financial Officer and Mr. Green transitioned positions to become our Executive Vice President of Human Capital. Accordingly, the terms of his employment arrangement were amended effective May 20, 2009 to align his compensation package with compensation commensurate with his new role. Mr. Green’s initial salary for his new role of $240,000 was further adjusted to reflect the 7.5% cash salary reduction taken by our management for 2009 consistent with the adjustment for all of our management in May 2009.
          Each award of restricted stock was made pursuant to our 2007 Equity Incentive Plan, and is subject to vesting in equal installments over a four year period with each installment vesting annually on May 1. This compensation adjustment, which was also applied to a significant number of our other employees, was expected to allow us to reduce our cash expenses, improve our long-term retention of employees and retain additional liquid resources to fund and accelerate certain investments in new product offerings and capabilities within our existing cost structure.
     Review of Compensation for 2010 Fiscal Year
          In 2009, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our compensation committee requested that Compensia review our direct compensation, including base salary, total cash compensation and total direct compensation. Also in 2009, our compensation committee requested that Compensia review our identified peer group and recommend appropriate improvements.
          Compensia provided a report to the compensation committee in October 2009 with observations and analyses regarding the direct compensation of our named executive officers. The October 2009 study referenced both published compensation survey data of comparably-sized companies and a valuation peer group determined based on inputs from investment banks as well as management input as to companies with whom we compete for executive talent with annual revenues of between half and two-and-one-half times our annual revenues. The peer group was also identified using profitability and market capitalization comparable companies in addition to revenues. comScore was below the median revenues of the identified peer group but above the median for profitability and market capitalization. All of the companies included in the peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Specifically, the peer group consisted of the following companies:

Arbitron Inc.	Internet Brands	TechTarget
Bankrate	Kenexa	The Knot
Corporate Executive	Liquidity Services 75%	Unica
Board	LoopNet	ValueClick
CoStar Group	Marchex, Inc.	Web.com
Dice Holdings	Omniture, Inc.*
Forrester Research, Inc.	SuccessFactors

*	Omniture was acquired by Adobe Systems Incorporated in October 2009
          Our identified peer group for 2009 changed somewhat from the group identified and used for 2008. Upon consultation with the compensation committee and management, as well as upon conducting independent research, Compensia recommended the group identified above. The changes in composition from 2009 were due to several factors, including the determination by Compensia to better align our recommended peer group with similarly-sized companies in the technology space with similar growth characteristics as our own business. We also eliminated certain companies from our 2008 peer group due to the impact of the changing economy on identified firms as well as certain firms existing the market altogether.
          Based on the inputs from Compensia and our management as well as their own review, our compensation committee determined that our named executive officers’ compensation package for our 2009 fiscal year continued to fall within the 50th percentile range of the identified peer group for executive compensation, and target annual incentives, total cash compensation and total direct compensation were all in line with market medians, with the flexibility to exceed up to the 75th percentile range of the identified peer group. Our compensation committee further determined that, with the exception of Dr. Abraham, Mr. Dale and Ms. Lin, our named executive officers’ base salaries for our 2009 fiscal year continued to fall within the 50th percentile range of our identified peer group for executive base salary. Although Dr. Abraham’s base salary was found to be below the 50th percentile range, our compensation committee determined that Dr. Abraham’s compensation package was heavily weighted in equity compensation. Such equity component was found to have counterbalanced the shortfall in base salary such that Dr. Abraham’s compensation package remained consistent with our compensation philosophy. Moreover, the compensation committee believed that the heavier weighting towards equity compensation would better align Dr. Abraham’s interests with the interests of the company and our stockholders. As Chief Technology Officer, Mr. Dale’s compensation fell within the 50th percentile range of our identified peer groups for executive base salary. In August 2009, Mr. Dale was promoted without an accompanying cash increase. Additionally, in July 2009, Ms. Lin was promoted to executive vice president, and in December 2009, Ms. Lin assumed the additional responsibility of overseeing our human capital department without an accompanying cash increase. Mr. Dale and Ms. Lin did not receive increases in cash salary in connection with their increased responsibilities, but each was awarded additional restricted stock in order to maintain a total compensation package that was consistent with the 50th percentile for peers with their respective level of responsibility. Moreover, in support of our cash-conservation efforts in 2009, our compensation committee determined to accelerate the vesting of 2,500 shares of restricted stock previously issued to Mr. Dale and Ms. Lin. On April 22, 2010, based on input received from Compensia, and in consultation with management, our compensation committee determined to adjust Mr. Dale’s and Ms. Lin’s compensation by providing each executive with a 9% increase to their base salary effective May 1, 2010. Because there was no change in responsibilities for the other named executive officers, the compensation committee determined to leave 2010 base salaries for those named executive officers unchanged from 2009.
          Our compensation committee chose the 50th percentile of this peer group as the baseline for our compensation components with a view towards what our compensation committee believed to be fair to our named executive officers and to the company as well as consistent with industry practices in the technology sector. In making such determination, our compensation committee considered such factors as the stage of our company’s development, the size and characteristics of our company, based on both headcount and operations and balance sheet characteristics, as well as the expected future characteristics of our business relative to our identified peer group.

          Our compensation committee believes that our current compensation format and the target levels are consistent with the 50th percentile range of our identified peer group. In reaching these decisions, the compensation committee considered the importance of providing increased incentive opportunities to our named executive officers in equity, which would help better align the long-term incentives of those executives with the incentives of our stockholders.
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
     Short-term Compensation
          We utilize short-term compensation, including base salary, annual adjustments to base salary and annual performance bonuses, to motivate and reward our named executive officers in accordance with our performance-based program. Each individual’s short-term compensation components are tied to an annual assessment of his or her progress against established objectives.
          Base Salary
          Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officers, as well as to reflect market conditions as indicated by reference to our peer group. As we initially considered our named executive officers’ compensation for 2009, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. In establishing the 2009 base salaries of the named executive officers, our compensation committee and management took into account a number of factors, including the executive’s seniority, position and functional role, level of responsibility and his or her accomplishments against personal and group objectives. In addition, we considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows. In initially setting 2009 base salaries, the compensation committee and management also compared their assessments to input provided by Compensia.
          The base salary of our named executive officer group is reviewed on an annual basis and adjustments are made following each fiscal year and at other times as appropriate to reflect performance-based factors, marketplace conditions and the overall performance of our business. Increases are considered within the context of our overall annual merit increase structure, as well as individual and marketplace factors. We do not apply specific formulas to determine increases. Beginning in 2008, due to increasing global economic uncertainty, our compensation committee generally considered the impact of external marketplace conditions as a determinative factor in setting our named executive officers’ salaries for 2008 and 2009. However, we have historically also considered the following when evaluating named executive officers salaries:
•	their achievement of specific objectives established during the prior review;

•	an assessment of their professional effectiveness, consisting of a portfolio of competencies that include leadership, commitment, creativity and organizational accomplishment;

•	their knowledge, skills and attitude, focusing on capabilities, capacity and the ability to drive results; and

•	external factors such as the marketplace for the named executive officers, the state of our business and the condition of the global economy.

          Magid M. Abraham, our Chief Executive Officer, periodically reviews the performance of our named executive officers in the context of the factors noted above and recommends to the compensation committee any base salary changes or bonuses deemed appropriate.
          In late 2008, in connection with an October 2008 report prepared by Towers Perrin, our compensation committee evaluated the base salaries of our named executive officers for our 2009 fiscal year. Although all of our named executive officers achieved various objectives and demonstrated improvements in their personal capacities during 2008, the compensation committee considered the external market factors and economic conditions particularly heavily in its October 2008 review. In light of our overall financial performance and the general uncertainty of the global economic conditions at that time, as well as the competitive conditions within our peer group and industry, our compensation committee determined at that time to set base salaries of our named executive officers for our upcoming 2009 fiscal year at the same level as were set in 2008. Our compensation committee believed that such levels remained consistent with our compensation philosophy of providing executive base salaries at the 50th percentile range of our company’s peer group.
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
          In August 2009, Mr. Dale was promoted to chief operating officer. Additionally, in July 2009, Ms. Lin was promoted to executive vice president, and in December 2009, Ms. Lin assumed the additional responsibility of overseeing our human capital department. Mr. Dale and Ms. Lin did not receive increases in cash salary in connection with their increased responsibilities, but each was awarded additional restricted stock in order to maintain a total compensation package that was consistent with the 50th percentile for peers with their respective level of responsibility.
          In late 2009, in connection with input provided by Compensia, our compensation committee evaluated the base salaries of our named executive officers for our 2010 fiscal year. Similar to 2009, although all of our named executive officers achieved various objectives and demonstrated improvements in their personal capacities during 2009, the compensation committee continued to heavily consider the external market factors and economic conditions in its review of our named executive officers’ respective compensation arrangements. In light of our overall financial performance and the continued general uncertainty of the global economic conditions at that time, as well as the competitive conditions within our peer group and industry, our compensation committee determined at that time to set base salaries of our named executive officers for our upcoming 2010 fiscal year at the same level as were set in 2009. Our compensation committee believed that such levels remained consistent with our compensation philosophy of providing executive base salaries at the 50th percentile range of our peer group.
          The annual base salaries for 2008, 2009 and 2010 for each named executive officer are set forth below:

	Base Salary					Percentage Change
Name and Principal Position	2008(1)	2009(2)		2010(3)		2009 v. 2008	2010 v. 2009
Magid M. Abraham, Ph.D.	$425,000	$393,125		$393,125		(7.5)%	—
President, Chief Executive Officer and Director

Kenneth J. Tarpey	N/A	285,000		285,000		N/A	—
Chief Financial Officer

Gian M. Fulgoni	375,000	346,875		346,875		(7.5)%	—
Executive Chairman of the Board of Directors

Gregory T. Dale	275,600	254,930		277,874	(4)	(7.5)%	9%
Chief Operating Officer

Christiana L. Lin	250,000	231,250		252,063	(5)	(7.5)%	9%
Executive Vice President, General Counsel and Chief Privacy Officer

John M. Green	302,400	222,000	(6)	222,000	(6)	(30.7)%	—
Former Chief Financial Officer and Former Executive Vice President of Human Capital

(1)	Effective beginning March 1, 2008.

(2)	Effective beginning May 1, 2009.

(3)	Effective beginning May 1, 2009.

(4)	In August 2009, Mr. Dale was promoted to chief operating officer. The 2010 increase in Mr. Dale’s salary reflects his increased responsibilities as compared to during 2009.

(5)	In July 2009, Ms. Lin was promoted to executive vice president, and in December 2009, Ms. Lin assumed the additional responsibility of overseeing our human capital department. The 2010 increase in Ms. Lin’s salary reflects her increased responsibilities as compared to during 2009.

(6)	Mr. Green served as our Chief Financial Officer until April 19, 2009, at which time Mr. Tarpey was appointed as our Chief Financial Officer and Mr. Green transitioned positions to become our Executive Vice President of Human Capital. Accordingly, the terms of his employment arrangement were amended effective May 20, 2009 to align his compensation package with compensation commensurate with his new role. Mr. Green’s initial salary of $240,000 for his new role was further adjusted to reflect a 7.5% cash salary reduction taken by our management for 2009 consistent with the adjustment for all of our management in April 2009. For further details of Mr. Green’s amended employment arrangement beginning May 20, 2009, refer to the Current Report on Form 8-K filed on May 22, 2009. On November 13, 2009, Mr. Green further notified us of his intention to resign from all positions with us effective on or before February 28, 2010.
     Performance Bonuses and Long-Term Compensation
          Annual Bonus Policy
          Based on the collective inputs from Towers Perrin, management, and the experience of the members of our board of directors and compensation committee, in February 2009 our compensation committee determined to consolidate our bonus policy with our long-term incentive compensation policy beginning with our 2009 fiscal year so that named executive officers would be awarded restricted stock according to certain target levels based on each named executive officer’s respective base salary levels. Prior to 2009, we had paid a cash-based or cash- and equity-based bonuses on an annual basis to our named executive officers.
          In reaching this decision, the compensation committee considered the importance of providing increased incentive opportunities to our named executive officers in equity, which would help better align the long-term incentives of those executives with the incentives of our stockholders. The compensation committee also considered the importance of reducing or delaying cash outlays from the company in light of the global economic environment, the inherent cash budgeting uncertainties in such an environment as well as management’s planned investment activities. Finally, the compensation committee considered the competitive landscape for compensation, observing that, most U.S. technology companies had not necessarily reduced the value of bonus opportunities for executives despite the recent economic downturn of the past few years but rather had adjusted the threshold performance levels and discretionary components of their bonus programs in order to reduce cash outlays while providing long-term incentives.
          Additional awards under this policy for our named executive officers are tied to the achievement of our annual company goals and objectives, functional area goals, and/or individual performance objectives. Annual performance bonuses are primarily guided by our objectives of accountability for individual and business performance. We set clearly defined goals for each named executive officer, with an emphasis on quantifiable and achievable targets. A portion of each named executive officer’s award is clearly tied to the achievement of specific targets relative to the performance of the particular business segment or functional area for which they are responsible, with the remainder tied to similar targets relative to our overall financial performance. Individual awards under the program are based on a thorough review of the applicable performance results of our company, business, function or individual as compared to the applicable goals.
          Target bonus levels are set at a percentage of actual full-year salary. Our compensation committee approves these percentages for our named executive officers based on a determination of the appropriate portion of total compensation that should be at risk for a particular executive. Generally, target bonuses for our named executive officers are set at a higher percentage of salary than for our other officers, so as to recognize their broader responsibility for company-wide results and to place a greater portion of their total compensation at risk against the achievement of overall goals and objectives.
          Our compensation committee believes that this format of a bonus and long-term compensation policy and the target levels are consistent with the 50th percentile range of our identified peer group based on their experience in the marketplace as well as insight provided by Towers Perrin’s report. The specifics terms of this combined bonus and long-term compensation policy is summarized in greater detail in the following section titled “Long-Term Compensation”.
          Long-term Compensation
          Long-term, equity-based incentives are primarily guided by our objective of aligning named executive officers with the interests of our stockholders. Grants of stock options, restricted stock units and restricted stock made to executive officers are designed to provide them with incentive to execute their responsibilities in such a way as to generate long-term benefit to us and our stockholders. Through possession of stock options, restricted stock units and shares of restricted stock, our executives participate in the long-term results of their efforts, whether by appreciation of our company’s value or the impact of business setbacks, either company-specific or industry based. Additionally, stock options, restricted stock units and shares of restricted stock provide a means of ensuring the retention of named executive officers, in that they are in almost all cases subject to vesting over an extended period of time, often multiple years.
          Stock options, restricted stock units and shares of restricted stock are granted periodically, and are typically subject to vesting based on the executive’s continued employment. Historically, most of these grants were designed to vest evenly over four years, beginning on the date of the grant.
          Beginning in 2007, we began to use shares of restricted common stock as a form of long-term compensation. Such grants have been made by our board of directors upon the recommendations of our compensation committee. Our compensation committee has preferred the recent use of restricted stock in favor of stock options now that our common stock is publicly traded because it results in less dilution of our existing stockholders, it provides some immediate, tangible value to our employees, and it also does not require cash outlay by our employees. At the same time, restricted stock with vesting creates long-term growth incentives for our employees as well. We expect to continue to predominantly use restricted stock awards in favor of stock options as a form of long-term, stock-based compensation in the foreseeable future.
          Historically, upon joining us, each executive was granted an initial option award that was primarily based on competitive conditions applicable to the executive’s specific position. After our initial public offering, upon joining us, each executive is granted an initial restricted stock award that is primarily based on competitive conditions applicable to the executive’s specific position. In addition, the compensation committee considers the number of shares subject to options or shares of restricted stock owned by other executives in comparable positions within our company when determining the number of shares to grant to each executive, as well as the number of shares that remain unvested. Based upon input provided by Towers Perin and Compensia and reviewed by our compensation committee, we believe this strategy is consistent with the approach of our peer group and, in our compensation committee’s view, is appropriate for aligning the interests of our executives with those of our stockholders over the long term.
          Periodic awards to named executive officers are made based on an assessment of their sustained performance over time, their ability to impact results that drive value to our stockholders and their organization level. Magid M. Abraham, our Chief Executive Officer, periodically reviews the performance of our other named executive officers on this basis and recommends to the compensation committee any equity awards deemed appropriate. The compensation committee reviews any such recommendations and presents them to our board of directors for approval, if appropriate.
          2009 Executive Long-Term Compensation Policy
          As discussed above, in February 2009 our compensation committee combined our bonus policy for our 2009 fiscal year with our long-term compensation policy, so that named executive officers may be awarded restricted stock according to certain target levels based on our named executive officers’ respective base salary levels and their performance during the 2009 fiscal year. If earned, these awards will be paid out following the end of our 2009 fiscal year, with a portion of the shares issued vesting immediately upon the date of the award and the remaining shares vesting over three years thereafter. Our compensation committee believes that this format and the target levels are consistent with or more attractive than other opportunities in those named executive officers’

respective marketplaces based on their experience in the marketplace as well as insight provided by Towers Perrin’s report.
          The combined bonus and long-term compensation targets for each named executive officer for the 2009 fiscal year long-term compensation awards as well as the actual payouts were as follows:

		Target Level as	Actual Payout
	2009 Full-	a % of 2009	as a % of 2009		Actual
	Year	Full-Year	Full-Year		Payout
Name and Principal Position	Salary	Salary(1)	Salary		(1)
Magid M. Abraham, Ph.D.	$393,125	200%	205%		$807,469
President, Chief Executive Officer and Director

Kenneth J. Tarpey	285,000	125	88	(2)	250,426
Chief Financial Officer

Gian M. Fulgoni	346,875	160	164		569,967
Executive Chairman of the Board of Directors

Gregory T. Dale	254,930	80	72		184,285
Chief Operating Officer

Christiana L. Lin	231,250	80	78		180,462
Executive Vice President, General Counsel and Chief Privacy Officer

John M. Green	222,000	75	42	(3)	94,206	(3)
Former Chief Financial Officer and Former Executive Vice President of Human Capital

(1)	The awards for the 2009 executive long-term compensation policy were paid in the form of restricted stock based on the value of our common stock as reported at market close by the NASDAQ Global Market on February 18, 2010, the date of payment, as adjusted for rounding for fractional shares. Part of Mr. Green’s payout was made in cash as further described in footnote (3) below.

(2)	Mr. Tarpey began his employment with us on April 20, 2009. Accordingly, his 2009 executive long-term compensation policy award was prorated to reflect the portion of the year during which he was employed by us.

(3)	Mr. Green served as our Chief Financial Officer until April 19, 2009, at which time Mr. Green transitioned positions to become our Executive Vice President of Human Capital. Accordingly, the terms of his employment arrangement were amended effective May 20, 2009 to align his compensation package with compensation commensurate with his new role. On November 13, 2009, Mr. Green further notified us of his intention to resign from all positions with us effective on or before February 28, 2010. In connection with Mr. Green’s resignation, we awarded 50% of his earned Executive Long-Term Compensation in restricted stock.
          The above-referenced restricted stock awards were issued on February 18, 2010 based on each named executive officer’s actual performance during 2009 relative to the metrics described in further detail below. One-quarter of the total number of shares of the restricted stock award to each named executive officer vested immediately upon the grant date, and the remaining three-quarters of the shares of the restricted stock award vest ratably over the three-year period following the grant date.
          Under this policy, the award levels established for the 2009 fiscal year for Dr. Abraham and Messrs. Tarpey and Fulgoni were based on a mix of quantitative and qualitative factors, certain of which were the satisfactory completion of specific projects or initiatives. The 2009 targets for Dr. Abraham and Messrs. Tarpey and Fulgoni were calculated based on the following component factors:

Weight of
Achievement of	Target
Milestones for 2009 earnings before interest taxes, depreciation and amortization, or EBITDA	50%
Milestones for 2009 revenue	30%
Individual qualitative factors such as client retention, personnel retention, strategic milestones	20%
          A minimum threshold must be exceeded for each component above before any award will be made with respect to that component. In the event that the target metrics are surpassed, the maximum possible awards under the plan for Dr. Abraham, and Messrs. Fulgoni and Tarpey was 320%, 240% and 175%, respectively, of base salary.
          The annual performance targets established for the 2009 fiscal year for Messrs. Dale and Green and Ms. Lin were based solely on the achievement of qualitative performance factors. Targets were based on qualitative factors such as successful completion and integration of strategic transactions, effective management of their respective organizations, the development and release of new technology or product offerings, successful recruiting and development of our human capital resources and the successful implementation of strategic initiatives. The maximum possible awards under the plan for Messrs. Dale and Green and Ms. Lin were 150% in each case of base salary.
          Participants in this policy must remain employed through the date that awards are paid in order to qualify for the awards. Our compensation committee, in its sole discretion, retains the right to amend, supplement, supersede or cancel this policy for any reason, and reserves the right to determine whether and when to pay out any awards, regardless of the achievement of the performance targets.
          2010 Executive Long-Term Compensation Policy
          In February 2010, our compensation committee confirmed that the combined bonus and long-term compensation policies and target levels that we used for our 2009 Executive Long-Term Compensation Policy remained appropriate and therefore the same as 2009 for our 2010 Executive Long-Term Compensation Policy. If earned, these awards will be paid out following the end of our 2010 fiscal year, with one quarter of the incentive amount issued as cash immediately upon the date of the incentive award and the remaining amounts issued as shares vesting annually over three years thereafter. Our compensation committee believes that this format and the target levels are consistent with or more attractive than other opportunities in those named executive officers’ respective marketplaces based on their experience in the marketplace as well as insight provided by Compensia’s report.
          Under this policy, the award levels established for the 2010 fiscal year for Dr. Abraham and Messrs. Tarpey and Fulgoni are based on a mix of quantitative and qualitative factors, certain of which were the satisfactory completion of specific projects or initiatives. The quantitative milestones varied somewhat from 2009 to reflect the expected financial performance of the company in 2010 as compared to 2009. The 2010 targets for Dr. Abraham and Messrs. Tarpey and Fulgoni were calculated based on the following component factors:

Weight of
Achievement of	Target
Milestones for 2010 earnings before interest taxes, depreciation and amortization, or EBITDA	50%
Milestones for 2010 revenue	30%
Individual qualitative factors such as client retention, personnel retention, strategic milestones	20%
          A minimum threshold must be exceeded for each component above before any award will be made with respect to that component. In the event that the target metrics are surpassed, the maximum possible awards under the plan for Dr. Abraham, and Messrs. Fulgoni and Tarpey are 320%, 240% and 175%, respectively, of base salary.
          The annual performance targets established for the 2010 fiscal year for Messrs. Dale and Ms. Lin were based solely on the achievement of qualitative performance factors. Targets were based on qualitative factors such as successful completion and integration of strategic transactions, effective management of their respective organizations, the development and release of new technology or product offerings, successful recruiting and development of our human capital resources and the successful implementation of strategic initiatives. The maximum possible award under the plan for Mr. Dale and Ms. Lin is 150% in each case of base salary.
          Participants in this program must remain employed through the date that awards are paid in order to qualify for the awards. Our compensation committee, in its sole discretion, retains the right to amend, supplement, supersede or cancel this program for any reason, and reserves the right to determine whether and when to pay out any awards, regardless of the achievement of the performance targets.
     Benefits and Perquisites
          We provide the following benefits to our named executive officers on the same basis as the benefits provided to all our employees:
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
     Severance and Change of Control Arrangements
          Of our named executive officers for 2009, Dr. Abraham and Messrs. Tarpey, Fulgoni and Green were parties to agreements that provided certain benefits to these named executive officers in the event of their termination or a change of control of the Company under certain circumstances or both.
          We believe the following arrangements are useful retention tools that are particularly necessary in an industry, such as ours, where there is frequent market consolidation. We recognize that it is possible that we may be subject to a change of control, and that this possibility could result in a sudden departure or distraction of our key executives to the detriment of our business. We believe that the following arrangements help to maintain the continued focus and dedication of our executives to their assigned duties to maximize stockholder value without the distraction that could result from the uncertainty of a change of control.
     Magid M. Abraham and Gian M. Fulgoni
          Certain shares of the restricted common stock held by Dr. Abraham and Mr. Fulgoni at December 31, 2009 that remain unvested were subject to “single trigger” acceleration provisions, which results in the repurchase rights fully lapsing upon the occurrence of a “change of control” event. In general terms, the restricted stock agreements for Dr. Abraham and Mr. Fulgoni define a “change of control” event as an acquisition of at least 50% of the voting control of the company, a sale or merger of the company or the sale of substantially all the assets of the company. Assuming a fair market value of our common stock of $17.55 per share, which represented the closing market price of our common stock as reported on the NASDAQ Global Market on December 31, 2009, Dr. Abraham and Mr. Fulgoni would have obtained an immediate increase in the value of their respective stock holdings upon a change of control at December 31, 2009 as indicated in the table below.

	Restricted Common Stock Shares	Value Realized Upona
Name	Vesting Upon a Change of Control	Change of Control
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	50,000	$877,500

Gian M. Fulgoni Executive Chairman of the Board of Directors	37,500	658,125
     Kenneth J. Tarpey
          In connection with his initial employment as our Chief Financial Officer on April 20, 2009, Mr. Tarpey entered into a letter agreement with us dated April 1, 2010 providing for certain benefits upon either a “change of control” or upon his termination without “cause.”
          In general, Mr. Tarpey’s employment offer letter defines a “change of control” event as an acquisition of at least 50% of the voting control of the company, a sale or merger of the company or the sale of substantially all the assets of the company. Mr. Tarpey’s employment offer letter defines “cause” for termination to include the commission of any act of dishonesty, embezzlement, theft or fraud with respect to the company; an indictment, plea of nolo contendere or conviction, of any felony or of any crime involving dishonesty; a material breach of Mr.

Tarpey’s duties to the Company, including repeated unsatisfactory performance of job duties; or a material breach by Mr. Tarpey of the letter agreement or any written comScore policy.
          Upon a change of control, the right of repurchase restrictions on all restricted stock awards held by Mr. Tarpey shall lapse immediately. Assuming a fair market value of our common stock of $17.55 per share, which represented the closing market price of our common stock as reported on the NASDAQ Global Market on December 31, 2009, Mr. Tarpey would have obtained an immediate increase in the value of his stock holdings of $1,491,750 upon a change of control at December 31, 2009 that resulted in the lapsing of the repurchase rights on all 85,000 shares of his then-unvested restricted stock.
          Upon a termination without cause, Mr. Tarpey is entitled to lump-sum severance payment of six (6) months’ base salary as then in effect. Furthermore, the right of repurchase with respect to any restricted stock award granted to Mr. Tarpey under our executive long-term compensation policy prior to the date of such termination shall be waived for 50% of the initial portion of each such award made to Mr. Tarpey with a right of repurchase, subject to Mr. Tarpey signing a release of claims.
          Assuming a fair market value of our common stock of $17.55 per share, which represented the closing market price of our common stock as reported on the NASDAQ Global Market on December 31, 2009, Mr. Tarpey would receive the following upon a termination without cause at December 31, 2009.

Lump-sum severance payment of six months’ base salary	$142,500
Acceleration of Unvested Executive Long-Term Compensation Plan Restricted Stock Awards	—	(1)

Total	$142,500

(1)	Mr. Tarpey did not hold any unvested Executive Long-Term Compensation Plan Restricted Stock Awards as of December 31, 2009.
     John M. Green
          Given Mr. Green’s change in position on April 20, 2009 from Chief Financial Officer to Executive Vice President of Human Capital, his employment arrangement was amended on May 20, 2009, including severance and change of control provisions, to align his compensation package with one more commensurate with his new role.
          In connection with the modification of Mr. Green’s prior employment arrangement and his new May 20, 2009 employment offer letter, unvested options and shares of restricted stock held by Mr. Green were cancelled as of May 18, 2009, except that Mr. Green retained 11,803 shares of restricted stock and options for the purchase of 16,248 shares of the Company’s common stock that were then unvested and remained subject to vesting contingent upon Mr. Green’s continued status as a service provider. However, if Mr. Green is terminated without cause (as such term is defined in the award agreements) prior to the date on which those options and shares fully vest, those options and shares will fully vest upon his date of termination. As of the date of Mr. Green’s new employment agreement on May 20, 2009, our previous obligations with respect to Mr. Green’s severance and changes of control were superseded by the new agreement. On November 13, 2009, Mr. Green further notified us of his intention to resign from all positions with us effective on or before February 28, 2010. Accordingly, as of November 13, 2009, any effects that might occur relating to the change of control provisions of Mr. Green’s employment arrangement were otherwise mitigated by his resignation.
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
COMPENSATION COMMITTEE REPORT
          The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with company management. Based on the compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.

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
EXECUTIVE COMPENSATION
Summary Compensation Table
          The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our chief executive officer during 2009, (ii) all persons serving as our chief financial officer during 2009 and (iii) the three most highly compensated of our other executive officers who received compensation during 2009 of at least $100,000 and who were executive officers on December 31, 2009. We refer to these persons as our “named executive officers” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

							Equity		Non-Equity
							Incentive Plan		Incentive Plan		All Other
Name and					Stock Awards		Compensation		Compensation		Compensation
Principal Position	Year	Salary($)	Bonus($)		($)(1)		($)(1)		($)		($)		Total ($)
Magid M. Abraham, Ph.D.	2009	$403,750	—		$653,849	(2)	$807,469	(3)	—		$61	(4)	$1,865,129
President, Chief Executive	2008	408,333	—		850,000	(5)	—		$183,751	(6)	3,290	(7)	1,445,374
Officer and Director	2007	326,635	$95,317	(8)	1,125,000		—		—		3,178	(7)	1,550,130
Kenneth J. Tarpey	2009	200,384	—		1,165,895	(2)(9)	250,426	(3)	—		61	(4)	1,616,766
Chief Financial Officer*
Gian M. Fulgoni	2009	356,250	—		452,686	(2)	569,967	(3)	—		61	(4)	1,378,964
Executive Chairman of the	2008	362,500	—		562,492	(5)	—		168,126	(6)	4,162	(7)	1,097,280
Board of Directors	2007	303,000	88,931	(10)	843,750		—		—		4,178	(7)	1,239,859
Gregory T. Dale	2009	261,820	—		619,236	(2)(11)	184,285	(3)	—		61	(4)	1,065,402
Chief Operating Officer	2008	272,999	—		200,008	(5)	—		51,401	(6)	3,161	(7)	527,569
	2007	258,538	59,879	(12)	205,500		—		—		3,178	(7)	527,095
Christiana L. Lin	2009	237,500	—		331,608	(2)(13)	180,462	(3)	—		61	(4)	751,780
Executive Vice President,	2008	241,667	—		200,008	(5)	—		49,078	(6)	3,161	(7)	493,914
General Counsel and Chief	2007	158,958	32,775	(14)	213,750		—		—		2,482	(7)	407,965
Privacy Officer
John M. Green	2009	251,205	—		357,865	(2)(15)	94,206	(3)	—		61	(4)	703,337
Former Chief Financial	2008	297,000	—		604,795	(5)	—		85,031	(6)	4,099	(7)	990,925
Officer* and Former	2007	271,500	62,819	(16)	337,750		—		—		3,900	(7)	675,969
Executive Vice President of Human Capital

*	Mr. Green served as our Chief Financial Officer until April 19, 2009, at which time Mr. Tarpey was appointed as our Chief Financial Officer and Mr. Green transitioned positions to become our Executive Vice President of Human Capital. On November 13, 2009, Mr. Green further notified us of his intention to resign from all positions with us effective on or before February 28, 2010.

(1)	Amounts represent the aggregate grant date fair value of awards or equity plan compensation computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	Includes the award of (i) a one-time award of restricted stock issued to key senior employees, including named executive officers, to promote retention given expected challenges during 2009 and (ii) a one-time May 1, 2009 award of restricted stock in connection with our April 2009 reduction in salaries, which is further described in the paragraph below this table.

(3)	In February 2009, our compensation committee determined to consolidate our annual bonus policy for our 2009 fiscal year with our long-term incentive compensation policy. Accordingly, our named executive officers were awarded restricted stock according to certain target levels based on each named executive officer’s respective base salary levels. There was no cash component of these equity incentive awards paid to our named executive officers. Awards under such policy relating to 2009 performance were paid in February 2010 following approval by our compensation committee.

(4)	Includes payment of life insurance premiums paid on behalf of the named executive officer.

(5)	In December 2007 our compensation committee approved guidelines for restricted stock awards to be granted in the first quarter of 2008 based on each executive’s respective 2008 base salary as well as the number of shares held by each named executive officers that remain unvested as part of our long-term compensation policy. On February 18, 2008, our compensation committee approved specific restricted common stock awards for our executives using the targets established in December 2007, as well as factors such as the number of unvested shares remaining from option grants previously awarded to the executive and the amount of restricted common stock awarded to an executive that remains subject to a right of repurchase.

(6)	Amounts represent compensation paid in a combination of cash and stock-based compensation to our named executive officers pursuant to our executive compensation bonus policy for 2008. Payments under such policy were paid in February 2009 following approval by our compensation committee. Equity awards included in such amounts are included based on the aggregate grant date fair value of equity compensation computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(7)	Includes discretionary matching contributions by us to the officer’s 401(k) plan account and payment of life insurance premiums paid on behalf of the named executive officers.

(8)	Included an award of 1,996 shares of restricted stock granted in February 2008 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $45,130.

(9)	Includes an award of 85,000 shares of restricted stock with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $1,150,900 granted on April 20, 2009, the start date of Mr. Tarpey’s employment as our Chief Financial Officer.

(10)	Included an award of 1,850 shares of restricted stock granted in February 2008 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $41,829.

(11)	Mr. Dale was promoted to Chief Operating Officer within the company on September 14, 2009. In connection with such promotion, Mr. Dale was awarded an additional 30,000 shares of restricted stock on November 15, 2009 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $482,400, which amount is included in the referenced item.

(12)	Included an award of 1,230 shares of restricted stock granted in February 2008 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $27,810.

(13)	Ms. Lin was promoted to Executive Vice President within the company on September 14, 2009. In connection with such promotion, Ms. Lin was awarded an additional 15,000 shares of restricted stock on August 15, 2009 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $210,150, which amount is included in the referenced item.

(14)	Included an award of 647 shares of restricted stock granted in February 2008 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $14,629.

(15)	Mr. Green served as our Chief Financial Officer until April 19, 2009, at which time Mr. Tarpey was appointed as our Chief Financial Officer and Mr. Green transitioned positions to become our Executive Vice President of Human Capital. In connection with his change of position, Mr. Green was awarded an additional 10,000 shares of restricted stock on May 18, 2009 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $109,400, which amount is included in the referenced item.

(16)	Included an award of 1,290 shares of restricted stock granted in February 2008 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $29,167.
          In April 2009, our compensation committee determined to adjust the compensation packages of our named executive officers to more heavily favor equity than cash than we had in recent years. As a result, the compensation committee recommended the reduction of the base salary of our named executive officers by 7.5% and the award of additional restricted stock. Such adjustment was intended to allow us to reduce our cash expenses, increase our long-term retention of employees and retain additional liquid resources to fund and accelerate certain investments in new product offerings and capabilities within our existing cost structure. All of our named executive officers and employees that were affected by the reduction received a corresponding award of restricted stock on May 1, 2009.
          In August 2009, Mr. Dale was promoted to chief operating officer. Additionally, in July 2009, Ms. Lin was promoted to executive vice president, and in December 2009, Ms. Lin assumed the additional responsibility of overseeing our human capital department. Mr. Dale and Ms. Lin did not receive increases in cash salary in connection with their increased responsibilities, but each was awarded additional restricted stock in order to maintain a total compensation package that was consistent with the 50th percentile for peers with their respective level of responsibility.
Grants of Plan-Based Awards
          The following table sets forth certain information concerning grants of plan-based awards to named executive officers in 2009. No options were granted to our named executive officers during 2009.

					All Other		Grant Date
		Estimated Future Payouts Under Equity			Stock Awards:		Fair Value of
		Incentive Plan Awards(1)			Number of		Stock and
	Grant	Threshold			Shares of Stock		Option Awards
Name	Date	($)	Target($)	Maximum($)	(#)		(2)
Magid M. Abraham, Ph.D.	—	—	$786,250	$1,258,000	—		—
	2/18/2009	—	—	—	10,247	(3)	$81,669
	2/18/2009	—	—	—	5,902	(4)	47,039
	2/18/2009	—	—	—	72,137	(5)(6)	574,932
	5/1/2009	—	—	—	2,734	(6)(7)	31,878
Kenneth J. Tarpey	—	—	375,000	720,000	—		—
	4/20/2009	—	—	—	85,000	(6)(8)	1,150,900
	5/1/2009	—	—	—	1,286	(6)(7)	14,995
Gian M. Fulgoni	—	—	555,000	832,500	—		—
	2/18/2009	—	—	—	9,097	(3)	72,503
	2/18/2009	—	—	—	5,240	(4)	41,763
	2/18/2009	—	—	—	48,030	(5)(6)	382,799
	5/1/2009	—	—	—	2,412	(6)(7)	28,124
Gregory T. Dale	—	—	203,944	382,395	—		—
	2/18/2009	—	—	—	2,997	(3)	23,886
	2/18/2009	—	—	—	1,559	(4)	12,425
	2/18/2009	—	—	—	13,016	(5)(6)	103,738
	5/1/2009	—	—	—	1,773	(6)(7)	20,673
	11/15/2009	—	—	—	30,000	(9)	482,400
Christiana L. Lin	—	—	185,000	346,875	—		—
	2/18/2009	—	—	—	2,653	(3)	21,144
	2/18/2009	—	—	—	1,380	(4)	10,999
	2/18/2009	—	—	—	12,887	(5)(6)	102,709
	5/1/2009	—	—	—	1,608	(6)(7)	18,749
	8/15/2009	—	—	—	15,000	(10)	210,150
John M. Green	—	—	166,500	—	—		—
	2/18/2009	—	—	—	4,658	(3)	37,124
	2/18/2009	—	—	—	2,683	(4)	21,384
	2/18/2009	—	—	—	26,234	(5)(6)	209,085
	5/18/2009	—	—	—	1,645	(6)(7)	17,996
	5/18/2009	—	—	—	10,000	(6)(11)	109,400

(1)	The target incentive amounts shown in this column reflect the value of incentive compensation available to our named executive officers pursuant to our 2009 executive long-term compensation policy. The amounts representing the target awards were pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. The policy also provides that the entire bonus amount shall be paid in shares of restricted stock valued at the time of grant. Actual payouts under our 2009 executive long-term compensation policy were approved on February 18, 2010 and are reflected in the Equity Incentive Plan Compensation column of the Summary Compensation Table above for 2009.

(2)	Amounts represent fair value of stock-based awards granted in the fiscal year as calculated in accordance with FASB ASC Topic 718 and as further described in Note 13 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(3)	The referenced grant was issued as part of our 2008 bonus plan earned for the 2008 fiscal year. Awards under our 2008 bonus plan are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above for 2008, as the 2008 bonus plan included a combination of cash- and equity-based incentives.

(4)	The referenced grant was issued as a one-time discretionary award to promote retention given the expected challenges during 2009. This award is subject to a right of repurchase that shall lapse for all of the shares subject to the original grant on the one (1) anniversary date of the grant, contingent upon the executive’s continued service as of such date. These awards are reflected in the Stock Awards column of the Summary Compensation Table above for 2009.

(5)	The referenced grant was issued as a one-time grant to promote long-term retention of employees. These awards under our 2009 executive long-term compensation policy are reflected in the Stock Awards column of the Summary Compensation Table above for 2009.

(6)	This award is subject to a right of repurchase that shall lapse annually for twenty-five percent (25%) of the total shares subject to the original grant each year on the anniversary date of the grant until the full amount of the grant shall be vested as of the fourth anniversary date of the original grant, contingent upon the executive’s continued service as of each such dates.

(7)	In April 2009, our compensation committee determined to adjust the compensation packages of our named executive officers to more heavily favor equity than cash than we had in recent years. As a result, the compensation committee recommended the reduction of the base salary of our named executive officers by 7.5% and the award of additional restricted stock to compensate for the reduction. This award was granted in connection with such adjustment. These awards are reflected in the Stock Awards column of the Summary Compensation Table above for 2009.

(8)	Mr. Tarpey became our Chief Financial Officer on April 20, 2009. In connection with his hiring, he was awarded the referenced restricted stock.

(9)	Mr. Dale was promoted to Chief Operating Officer within the company on September 14, 2009. This award was granted in connection with his increased responsibilities. This award is subject to a right of repurchase that shall lapse annually for twenty-five percent (25%) of the total shares subject to the original grant beginning on August 15, 2010 and on the anniversary date thereafter until the full amount of the grant shall be vested as of August 15, 2014, contingent upon Mr. Dale’s continued service as of each such dates.

(10)	Ms. Lin was promoted to Executive Vice President within the company on August 15, 2009. This award was granted in connection with his increased responsibilities. This award is subject to a right of repurchase that shall lapsed immediately upon grant for twenty-five percent (25%) of the total shares subject to the original grant and annually thereafter for twenty-five percent (25%) of the total shares subject to the original grant on the anniversary date thereafter until the full amount of the grant shall be vested as of August 15, 2013, contingent upon Ms. Lin’s continued service as of each such dates.

(11)	Mr. Green transitioned roles from our Chief Financial Officer to our Executive Vice President of Human Capital on April 20, 2009. In connection with the modification of Mr. Green’s prior employment arrangement, Mr. Green forfeited 42,896 shares of unvested restricted stock and unvested options for the purchase of 18,960 shares of the Company’s common stock held by Mr. Green were cancelled as of May 18, 2009. The referenced grant was awarded to adjust the aggregate vesting and total holdings of Mr. Green’s restricted stock holdings consistent with his new employment arrangement.

Outstanding Equity Awards at December 31, 2009
     The following table shows outstanding equity awards held by the named executive officers as of December 31, 2009.

							Stock Awards
									Market Value of
							Number of Shares of		Shares of Stock
	Number of Securities Underlying						Stock That Have Not		That Have Not
	Unexercised Options (#)			Option Exercise	Option Expiration		Vested		Vested
Name	Exercisable		Unexercisable	Price($)	Date		(#)		($)(1)
Magid M. Abraham, Ph.D.	241,099		—	$0.25	12/15/2013		50,000	(2)	$877,500
							28,196	(3)	494,840
							72,137	(4)	1,266,004
							5,902	(5)	103,580
							2,734	(6)	47,981

Kenneth J. Tarpey	—		—	—	—		85,000	(7)	1,491,750
							1,286	(8)	22,569

Gian M. Fulgoni	223,345		—	0.25	12/15/2013		37,500	(9)	658,125
							18,659	(10)	327,465
							48,030	(11)	842,926
							5,240	(12)	91,962
							2,412	(13)	42,331

Gregory T. Dale	67,925		—	0.25	4/27/2014	2	9,000	(14)	157,950
	14,400		—	2.45	12/27/2015		6,635	(15)	116,444
	9,000		—	4.50			13,016	(16)	228,431

							1,559	(17)	27,360
							1,773	(18)	31,116
							30,000	(19)	526,500
Christiana L. Lin	2,869		—	0.25	4/27/2014	12	9,500	(20)	166,725
	10,000		—	4.50			6,635	(21)	116,444
							12,887	(22)	226,167
							1,380	(23)	24,219
							1,608	(24)	28,220
							11,250	(25)	197,438

John M. Green	51,874	(26)	—	7.50	5/9/2016		11,083		194,507
							10,000		175,500
							1,645		28,870

(1)	Market value of shares of stock that have not vested is computed based on $17.55 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2009.

(2)	comScore’s right of repurchase lapses for 25,000 shares annually on March 25, contingent upon Dr. Abraham’s continued service as of each such dates.

(3)	comScore’s right of repurchase lapses for 9,398 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(4)	comScore’s right of repurchase lapses for 18,034 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(5)	comScore’s right of repurchase lapses for all 5,902 shares on February 18, 2010, contingent upon Dr. Abraham’s continued service as of such date.

(6)	comScore’s right of repurchase lapses for 18,034 shares annually on May 1, contingent upon Dr. Abraham’s continued service as of each such dates.

(7)	comScore’s right of repurchase lapses for 21,250 shares annually on April 20, contingent upon Mr. Tarpey’s continued service as of each such dates.

(8)	comScore’s right of repurchase lapses for 322 shares annually on May 1, contingent upon Mr. Tarpey’s continued service as of each such dates.

(9)	comScore’s right of repurchase lapses for 18,750 shares annually on March 25, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(10)	comScore’s right of repurchase lapses for 6,220 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(11)	comScore’s right of repurchase lapses for 12,007 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(12)	comScore’s right of repurchase lapses for all 5,240 shares on February 18, 2010, contingent upon Mr. Fulgoni’s continued service as of such date.

(13)	comScore’s right of repurchase lapses for 603 shares annually on May 1, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(14)	comScore’s right of repurchase lapses for 4,500 shares annually on March 25, contingent upon Mr. Dale’s continued service as of each such dates.

(15)	comScore’s right of repurchase lapses for 2,212 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.

(16)	comScore’s right of repurchase lapses for 3,254 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.

(17)	comScore’s right of repurchase lapses for all 1,559 shares on February 18, 2010, contingent upon Mr. Dale’s continued service as of such date.

(18)	comScore’s right of repurchase lapses for 443 shares annually on May 1, contingent upon Mr. Dale’s continued service as of each such dates.

(19)	comScore’s right of repurchase lapses for 7,500 shares annually on August 15, contingent upon Mr. Dale’s continued service as of each such dates.

(20)	comScore’s right of repurchase lapses for 4,750 shares annually on March 25, contingent upon Ms. Lin’s continued service as of each such dates.

(21)	comScore’s right of repurchase lapses for 2,212 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

(22)	comScore’s right of repurchase lapses for 3,222 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

(23)	comScore’s right of repurchase lapses for all 1,380 shares on February 18, 2010, contingent upon Ms. Lin’s continued service as of such date.

(24)	comScore’s right of repurchase lapses for 402 shares annually on May 1, contingent upon Ms. Lin’s continued service as of each such dates.

(25)	comScore’s right of repurchase lapses for 3,750 shares annually on August 15, contingent upon Ms. Lin’s continued service as of each such dates.

(26)	In connection with the amendment of Mr. Green’s employment arrangement in May 2009, 42,896 shares of then-unvested restricted stock were forfeited and then-unvested options for the purchase of 18,960 shares of our common stock held by Mr. Green were cancelled as of May 18, 2009. For further details of Mr. Green’s amended employment arrangement beginning May 20, 2009, refer to the Current Report on Form 8-K filed on May 22, 2009. On November 13, 2009, Mr. Green notified the Company of his intention to resign, effective on or before February 28, 2010, as announced in the Current Report on Form 8-K filed on November 19, 2009. Pursuant to the terms of his option grants, Mr. Green may exercise his vested options until May 28, 2010.
Option Exercises and Stock Vested Table
          The following table shows the stock options exercised and value realized upon exercise, as well as all stock awards vested and value realized upon vesting by our named executive officers during the year ended December 31, 2009.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (#)	Exercise ($)(1)	(#)	Vesting ($)
Magid M. Abraham, Ph.D.	150,000	$1,158,000	25,000	$299,000	(2)
			9,398	74,902	(3)
			1,996	15,908	(3)
			10,247	81,669	(3)

Kenneth J. Tarpey	—	—	—	—

Gian M. Fulgoni	—	—	18,750	224,250	(2)
			6,219	49,565	(3)
			1,850	14,745	(3)
			9,097	72,503	(3)

Gregory T. Dale	—	—	4,500	53,820	(2)
			2,211	17,622	(3)
			1,230	9,803	(3)
			2,997	23,886	(3)

Christiana L. Lin	—	—	4,750	56,810	(2)
			2,211	17,622	(3)
			647	5,157	(3)
			2,653	21,144	(3)
			3,750	50,325	(4)

John M. Green	26,666	$266,660	7,500	89,700	(2)
			6,687	53,295	(3)
			1,290	10,281	(3)
			4,658	37,124	(3)

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $11.96 per share at market close as listed by the NASDAQ Global Market on March 25, 2009.

(3)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $7.97 per share at market close as listed by the NASDAQ Global Market on February 18, 2009.

(4)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $13.42 per share at market close as listed by the NASDAQ Global Market on August 15, 2009.
DIRECTOR COMPENSATION
Director Compensation Policies
          Retainers and Meeting Fees: During 2009, our non-employee directors were eligible to receive an annual cash retainer of $25,000 for service on our board of directors, and the chairs of certain of the standing committees of our board of directors were eligible to receive annual cash retainers as follows: $10,000 per year for the chair of our audit committee and $7,500 per year for the chair of our compensation committee. In the case of new non-employee directors, these fees are prorated based on when the non-employee director joined our board of directors during the year. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.
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
          Expenses: We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included in the table below under the subheading “2009 Director Compensation.”

2009 Director Compensation
          The following table sets forth certain information concerning cash and non-cash compensation earned by the non-employee members of our board of directors in 2009. None of the non-employee members of our board of directors received option awards or other compensation in 2009.

		Stock Awards
Name	Fees Earned or Paid in Cash	($)(1)		Total ($)
Jeffrey Ganek	$25,000	$49,996	(2)	$74,996
Bruce Golden	25,000	49,996	(2)	74,996
William J. Henderson	32,500	49,996	(2)	82,496
William Katz	25,000	49,996	(2)	74,996
Ronald J. Korn	35,000	49,996	(2)	84,996
Jarl Mohn	25,000	49,996	(2)	74,996

(1)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718) of stock awards concerning 2009. Assumptions used in the calculation of these award amounts are included in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The number of shares and the grant date fair value of each stock award included in the awards for which expense is shown in the table above is as follows:

				Grant Date Fair
Name	Award Type	Grant Date	Number of Shares	Value
Jeffrey Ganek	Restricted Stock	July 29, 2009	3,448	$49,996
Bruce Golden	Restricted Stock	July 29, 2009	3,448	49,996
William J. Henderson	Restricted Stock	July 29, 2009	3,448	49,996
William Katz	Restricted Stock	July 29, 2009	3,448	49,996
Ronald J. Korn	Restricted Stock	July 29, 2009	3,448	49,996
Jarl Mohn	Restricted Stock	July 29, 2009	3,448	49,996

(2)	All of our non-employee directors that continued to serve after our 2009 annual meeting of stockholders received an annual award of restricted stock with a fair value calculated in accordance with FASB ASC Topic 718 of approximately $50,000 (as adjusted for rounding of fractional shares, which were excluded). The awards are restricted common stock subject to a right of repurchase by comScore until the earlier of (i) the date that is one (1) day prior to the date of the 2009 annual meeting of our stockholders or (ii) the one (1) year anniversary of such director’s service as a director since our initial public offering, subject to such director continuing to serve on our board of directors at such date.
NARRATIVE DISCLOSURE OF OUR COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO OUR RISK MANAGEMENT
          We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          William J. Henderson, William Katz and Jarl Mohn served as our compensation committee during 2009. None of the members of our compensation committee in 2009 was a present or former officer or employee of our company. In addition, during 2009, none of our officers had an “interlock” relationship, as that term is defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 31, 2010, by:
•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
          Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2010 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after March 31, 2010. A total of 30,988,326 shares of our common stock were outstanding as of March 31, 2010.
          Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

	Amount and Nature	Percentage of
	of Beneficial	Common Stock
Name and Address of Beneficial Owner	Ownership(1)	Outstanding
5% Stockholders:
Accel Partners(2)	5,902,859	19.0%
Blackrock, Inc.(3)	3,272,832	10.6

Directors and Named Executive Officers:
Magid M. Abraham, Ph.D.(4)	1,602,026	5.1
Gian M. Fulgoni(5)	1,077,010	3.5
Kenneth J. Tarpey(6)	101,210	*
Gregory T. Dale(7)	83,430	*
Christiana L. Lin(8)	82,145	*
John M. Green	140,968	*
Jeffrey Ganek(9)	5,735	*
Bruce Golden(10)	23,866	*
William J. Henderson(11)	27,666	*
William Katz(9)	5,435	*
Ronald J. Korn(12)	18,666	*
Jarl Mohn(9)	5,435	*
All directors and executive officers as a group (eleven persons)(13)	3,032,624	9.6

*	Represents less than 1% of the outstanding shares of common stock.

(1)	The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.

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

(3)	This information is derived solely from the Schedule 13G filed with the SEC on January 8, 2010 and effective as of December 31, 2009. BlackRock, Inc. on behalf of its investment advisory subsidiaries has shared voting and dispositive power as to 3,272,832 shares. Includes shares reportedly held by the following subsidiaries of Blackrock, Inc. that are investment advisors: BlackRock Advisors LLC, BlackRock Advisors (UK) Limited, BlackRock Asset Management Australia Limited, BlackRock Asset Management Japan Limited, BlackRock Capital Management, Inc., BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC, BlackRock (Luxembourg) S.A., Blackrock International Ltd, BlackRock Investment Management UK Ltd, State Street Research & Management Co. The address for Blackrock, Inc. and its subsidiaries is c/o Blackrock, Inc., 40 East 52nd Street, New York, New York 10022.

(4)	Includes 241,099 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 581,876 shares held by the Abraham Family Trust, of which Dr. Abraham and his wife, Linda Abraham, are co-trustees and share voting and investment control. Mr. and Mrs. Abraham disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests. Also includes 140,556 shares held directly by Dr. Abraham and 24,140 shares held by Mrs. Abraham subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements. (5) Includes 223,345 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 97,804 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(6)	Includes 98,667 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(7)	Includes 91,325 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 56,570 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(8)	Includes 12,869 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 35,870 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(9)	Includes 3,488 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(10)	Includes 3,488 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement. Mr. Golden is a partner of Accel Partners, and he disclaims beneficial ownership of any of the Accel Funds’ shares except to the extent of his proportionate pecuniary interest therein. See footnote (2) of this table for further details of ownership by Accel Funds.

(11)	Includes 16,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Additionally, includes 3,488 shares held directly by Mr. Henderson that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(12)	Includes 7,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Additionally, includes 3,488 shares held directly by Mr. Korn that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(13)	Includes 591,638 shares subject to options that are immediately exercisable or exercisable within 60 days of the March 31, 2010. Also includes 474,295 shares subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements. Excludes holdings of John Green, who was a named executive officer for the year ended December 31, 2009 but was no longer an executive officer as of March 31, 2010.
EQUITY COMPENSATION PLANS
          The following table summarizes our equity compensation plans as of December 31, 2009:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted- Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,180,098	$1.78	2,446,277	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,180,098	$1.78	2,446,277

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
          Of the transactions described below, the employment arrangement with Ms. Abraham and several of the indemnification agreements were entered into prior to the adoption of our audit committee charter. Accordingly, each of those transactions were approved by disinterested members of our board of directors after making a determination that the transaction was executed on terms no less favorable than those we could have obtained from unrelated third parties. The transaction with Glam Media was ratified by our audit committee after making a determination that the transaction was executed on terms no less favorable than those we could have obtained from unrelated third parties.
          The policies and procedures described above for reviewing and approving related person transactions are not in writing. However, the charter for our audit committee provides that one of the committee’s responsibilities is to review and approve in advance any proposed related person transactions.
Transactions and Relationships with Directors, Officers and Five Percent Stockholders
          We believe that there has not been any other transaction or series of transactions during 2009 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” or “Director Compensation” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A and as described below.
          Linda Boland Abraham
          Since our inception in 1999, Linda Boland Abraham, the spouse of our President and Chief Executive Officer, Dr. Magid M. Abraham, has been employed in various management positions with us. Most recently, Ms. Abraham has served as our Chief Marketing Officer and Executive Vice President of International Business

Development beginning in 2009. During the year ended December 31, 2009, Ms. Abraham earned approximately $199,500 in salary. Also during the year ended December 31, 2009, Ms. Abraham received an award of shares of our restricted stock pursuant to our 2008 Bonus Plan with a fair value at the time of grant of approximately $140,448 that was granted in February 2010.
          Indemnification Agreements
          We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
          Services Agreement with Glam Media
          During 2009, we entered into various transactions for the purchases for our products and services in the ordinary course of business with Glam Media, one of our customers. One of our directors, Jarl Mohn, is also a member of Glam Media’s board of directors. We recognized approximately $216,000 of revenue pursuant to such agreement during the year ended December 31, 2009. In relation to this counterparty, there was $237,000 included in accounts receivable balances as of December 31, 2009.
DIRECTOR INDEPENDENCE
          Our board of directors has determined that each of Messrs. Ganek, Golden, Henderson, Katz, Korn and Mohn is independent under the rules of the Securities and Exchange Commission and the listing standards of the NASDAQ Stock Market; therefore, every member of the audit committee, compensation committee and nominating and governance committee is an independent director in accordance with those standards. Other than our customer relationship with Glam Media described under the heading “Certain Relationships and Related Transactions”, there were no related person transactions considered in the last fiscal year in the determination of the independence of the directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Related Fees for Fiscal Years 2008 and 2009
          The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2008 and 2009, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2008	2009
Audit Fees(1)	$1,459,325	$1,232,500
Audit-Related Fees(2)	73,800	10,000
Tax Fees(3)	205,355	109,501
All Other Fees(4)	171,105	163,671

Total Fees	$1,909,565	$1,515,672

(1)	Audit fees represent fees for professional services relating to the audit of our financial statements included in our annual reports on Form 10-K and our registration statements on Forms S-1 and S-8, the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the review of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees.”

(3)	Tax fees principally represent fees for professional services for tax compliance and tax advice.

(4)	Other fees consisted of miscellaneous other permissible services not included in the first three categories and were immaterial for 2008 and 2009.
          The audit committee meets regularly with Ernst & Young LLP throughout the year and reviews both audit and non-audit services performed by Ernst & Young LLP as well as fees charged for such services. The audit committee has determined that the provision of the services described above is compatible with maintaining Ernst & Young LLP’s independence in the conduct of its audit functions.

Pre-Approval Policies and Procedures
          Our audit committee has adopted and our board of directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all audit related, tax and other services rendered by Ernst & Young LLP in 2008 and 2009, with the exception of 9.7% of the tax services rendered by Ernst & Young LLP in 2008. Such services that were not pre-approved in 2008 were promptly brought to the attention of, and were approved by, the audit committee.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
(a)(3) Exhibits:

Exhibit No.	Exhibit Document
2.1(1)	Agreement and Plan of Merger, dated May 28, 2008, amount comScore, Inc., OpinionCounts, Inc., M:Metrics, Inc. and Randolph L. Austin, Jr., as Stockholder Representative. (Exhibit 2.1)*

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(2)	Specimen Common Stock Certificate (Exhibit 4.1)

4.2(2)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)

4.3(2)	Amendment, Waiver and Termination Agreement by and among comScore, Inc. and certain holders of preferred stock, dated June 8, 2007 (Exhibit 10.20)

4.4(2)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)

10.1(2)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(3)	1999 Stock Plan (Exhibit 4.2)

10.3(2)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)

10.4(2)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)

10.5(2)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)

10.6(4)	2007 Equity Incentive Plan, as amended and restated July 29, 2009 (Exhibit 10.3)

10.7(2)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10.8(2)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10.9(2)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10.10(2)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)

10.11(2)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)

10.12(5)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10.13(6)	Summary of 2008 Executive Compensation Bonus Policy

10.14(7)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)

10.15(8)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

10.16(4)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)

21.1**	List of Subsidiaries

23.1**	Consent of Ernst & Young

24.1**	Power of Attorney

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Document
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

**	Previously filed with the Registrant’s Annual Report on Form 10-K, filed March 12, 2010

(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 28, 2008 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 27, 2007 (File No. 000-1158172).

(7)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

comScore, Inc.
By:	/s/ Magid M. Abraham
Magid M. Abraham, Ph.D.
President and Chief Executive Officer

April 28, 2010
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Magid M. Abraham Magid M. Abraham, Ph.D.	President, Chief Executive Officer (Principal Executive Officer) and Director	April 28, 2010

/s/ Kenneth J. Tarpey Kenneth J. Tarpey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2010

* Gian M. Fulgoni	Executive Chairman of the Board of Directors

* Jeffrey Ganek	Director

* Bruce Golden	Director

* William J. Henderson	Director

* William Katz	Director

* Ronald J. Korn	Director

* Jarl Mohn	Director

*By:	/s/ Magid M. Abraham Magid M. Abraham, Ph.D., Attorney-in-Fact	April 28, 2010