Form 10-Q
period 2010-03-31
COMSCORE, INC.
filed 2010-05-07
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-1158172
comScore, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1955550 (I.R.S. Employer Identification Number)

11950 Democracy Drive, Suite 600
Reston, VA (Address of principal executive offices)	20190 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2010, there were 31,006,306 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$64,630	$58,284
Short-term investments	17,306	29,833
Accounts receivable, net of allowances of $468 and $510, respectively	32,841	34,922
Prepaid expenses and other current assets	3,093	2,324
Deferred tax asset	10,440	11,044

Total current assets	128,310	136,407
Long-term investments	2,809	2,809
Property and equipment, net	20,259	17,302
Other non-current assets	192	193
Long-term deferred tax asset	9,745	9,938
Intangible assets, net	17,622	8,745
Goodwill	49,792	42,014

Total assets	$228,729	$217,408

Current liabilities:
Accounts payable	$2,490	$2,009
Accrued expenses	10,191	8,370
Deferred revenues	51,531	48,140
Deferred rent	1,288	1,231
Capital lease obligations	1,346	360

Total current liabilities	66,846	60,110
Deferred rent, long-term	8,306	8,210
Capital lease obligations, long-term	3,232	674
Other long-term liabilities	475	475

Total liabilities	78,859	69,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2010 and December 31, 2009; 30,955,439 and 30,385,590 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	31	30
Additional paid-in capital	201,299	199,270
Accumulated other comprehensive (loss) income	(4)	324
Accumulated deficit	(51,456)	(51,685)

Total stockholders’ equity	149,870	147,939

Total liabilities and stockholders’ equity	$228,729	$217,408

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$36,139	$30,624

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	10,359	10,036
Selling and marketing(1)	12,718	10,486
Research and development(1)	5,047	4,005
General and administrative(1)	6,206	4,507
Amortization of intangible assets resulting from acquisitions	507	320

Total expenses from operations	34,837	29,354

Income from operations	1,302	1,270
Interest and other income, net	114	175
(Loss) gain from foreign currency	(117)	12

Income before income taxes	1,299	1,457
Provision for income taxes	(1,070)	(1,180)

Net income	$229	$277

Net income attributable to common stockholders per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted-average number of shares used in per share calculation — common stock:
Basic	30,630,461	29,477,369
Diluted	31,475,136	30,461,974

(1) Amortization of stock-based compensation is included in the line items above as follows:

Cost of revenues	$230	$320
Selling and marketing	1,219	1,113
Research and development	264	238
General and administrative	961	629

Comprehensive (loss) income:
Net income	$229	$277
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(325)	(129)
Unrealized loss on marketable securities, net of tax effect of $6,000 and $34,000 for the three months ended March 31, 2010 and 2009, respectively	(3)	(53)

Total comprehensive (loss) income	$(99)	$95
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Operating activities
Net income	$229	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,619	1,511
Amortization of intangible assets resulting from acquisitions	507	320
Provisions for bad debts	17	271
Stock-based compensation	2,676	2,300
Amortization of deferred rent	(219)	(99)
Amortization of bond premium	112	51
Deferred tax provision	811	1,253
Loss on asset disposal	1	16
Changes in operating assets and liabilities:
Accounts receivable	3,802	(2,423)
Prepaid expenses and other current assets	189	(307)
Accounts payable, accrued expenses, and other liabilities	1,168	(2,544)
Deferred rent	365	350
Deferred revenues	3,478	1,299

Net cash provided by operating activities	14,755	2,275

Investing activities
Acquisition, net of cash acquired	(16,788)	—
Purchase of investments	—	(20,587)
Sales and maturities of investments	12,754	13,211
Purchase of property and equipment	(1,689)	(2,854)

Net cash used in investing activities	(5,723)	(10,230)

Financing activities
Proceeds from the exercise of common stock options	608	123
Repurchase of common stock	(2,910)	(1,076)
Principal payments on capital lease obligations	(90)	(237)

Net cash used in financing activities	(2,392)	(1,190)
Effect of exchange rate changes on cash	(294)	(126)

Net increase (decrease) in cash and cash equivalents	6,346	(9,271)
Cash and cash equivalents at beginning of period	58,284	34,297

Cash and cash equivalents at end of period	$64,630	$25,026

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
     The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with Web site server metrics in order to account for 100 percent of a Web site’s audience. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. Also, with key acquisitions, the Company has expanded its abilities to provide its customers a more robust solution for the mobile medium as well as expanded its abilities to provide its customers with actionable information to improve their creative and strategic messaging. Acquisitions have also enabled the Company to expand its geographic sales coverage.
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
Unaudited Interim Financial Information
     The consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 12, 2010 with the SEC. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010 or thereafter. All references to March 31, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.
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
Fair Value Measurements
     The Company evaluates the fair value of certain assets and liabilities using the fair value hierarchy. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company applies the three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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
     Cash equivalents, investments, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue, deferred rent and capital lease obligations reported in the consolidated balance sheets equal or approximate their respective fair values.
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the three months ended March 31, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
Cash and Cash Equivalents and Investments
     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
     Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the three months ended March 31, 2010 and 2009 were not material.
     Interest income on investments was $96,000 and $195,000 for the three months ended March 31, 2010 and 2009, respectively.
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
Business Combinations
     The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.
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
     Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2009 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2009 test.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	3 to 10
Customer relationships	7
Panel	7
Intellectual property	10
Trade names	2 to 10
Impairment of Long-Lived Assets
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2010 or 2009.
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
     The Company incurred a foreign currency transaction loss of $117,000 for the three months ended March 31, 2010 and realized a foreign currency transaction gain of $12,000 for the three months ended March 31, 2009. These losses and gains are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
Stock-Based Compensation
     The Company measures and recognizes compensation expense for share-based awards based on the estimated fair value on the date of grant. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors. The fair value of the restricted stock awards is determined based on the quoted market price of the Company’s common stock on the grant date. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. The Company recorded stock-based compensation expense of $2.7 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. As of December 31, 2009, there was an accrual for $1.7 million for compensation earned during 2009 that was settled with shares of restricted stock granted in February 2010.
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

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share data)
Net income	$229	$277

Weighted-average shares outstanding-common stock, basic	30,630,461	29,477,369

Dilutive effect of:
Options to purchase common stock	787,248	956,956
Unvested shares of restricted stock units	47,057	24,637
Warrants to purchase common stock	10,370	3,012

Weighted-average shares outstanding-common stock, diluted	31,475,136	30,461,974

Net income per share- common stock:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Stock options and restricted stock units	41,316	167,203
Common stock warrants	—	2,000
Recent Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under the FASB Codification of Accounting Standards Subtopic 605-25, “Multiple Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for periods beginning after December 15, 2010 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its consolidated financial statements.
3. Acquisitions
Certifica
     On November 11, 2009, comScore completed its acquisition of Certifica, a leading analyst of Internet traffic measurement in Latin America, pursuant to the Agreement and Plan of Acquisition dated November 11, 2009, (the “Acquisition”). Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the outstanding common stock of Certifica in a cash transaction.
     The Acquisition resulted in goodwill of approximately $1.9 million. This amount represents the residual amount of the total purchase price after allocation to net assets and indentifiable intangible assets acquired. Included in the total net assets acquired was approximately $679,000 in liabilities related to uncertain tax positions. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Certifica. The Company acquired Certifica to strengthen its presence in the Latin America region and enable the Company to offer hybrid measurement as part of its Media Metrix 360 initiative using the same state-of-the-art measurement technologies the Company uses elsewhere in the world.
     Definite-lived intangible assets of $1.2 million consist of the value assigned to Certifica’s customer relationships, trade name and its core technology of $946,000, $157,000 and $51,000 respectively. The useful lives range from two to seven years (see Note 2).
     The Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

ARSgroup
     On February 19, 2010, comScore completed its acquisition of ARSgroup (“ARS”), a leading technology-driven market research firm that measures the persuasion of advertising on TV and multi-media platforms, pursuant to the Agreement and Plan of Acquisition dated February 10, 2010, (the “ARS Acquisition”). Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the outstanding common stock of ARS in a cash transaction.
     The ARS Acquisition resulted in goodwill of approximately $7.8 million. This amount represents the residual amount of the total purchase price of $17.7 million after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of ARS. The Company acquired ARS to provide it with technology-driven market research capabilities for measuring the effectiveness of advertising creative content. The additional resources will allow the Company to create new products and tools for designing and measuring more effective advertising on TV, online, and cross media campaigns.
     Definite-lived intangible assets of $9.5 million consist of the value assigned to ARS’s methodology and database, customer relationships and trade name of $4.1 million, $4.1 million and $1.3 million, respectively. The useful lives range from two to ten years (see Note 2).
     The Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined. The Company is currently awaiting additional information to determine if ARS will make an Internal Revenue Code section 338(h)(10) election with respect to the acquisition transaction. With such an election, the Company will have fair market value basis in the ARS assets and liabilities for both tax and book purposes and no opening deferred tax balances. However, if the election is not made, the Company will need to record deferred tax assets and/or liabilities for any basis differences between book and tax basis amounts in the ARS assets and liabilities as of the acquisition date. If deferred tax assets and/or deferred tax liabilities are recorded, the offset will be to goodwill. In addition, the Company is awaiting information to support the fair value of the acquired office lease.
4. Investments and Fair Value Measurements
     As of March 31, 2010 and December 31, 2009, the Company had $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million.
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
     As of March 31, 2010, based on the Company’s updated valuation, no further adjustments to the carrying value of these investments was necessary. The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of March 31, 2010 and December 31, 2009. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.
     Marketable securities, which are classified as available-for-sale, are summarized below.

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of March 31, 2010:
U.S. treasury notes	$17,073	$16	$17,089	$17,089	$—
Investments in public company stock	216	1	217	217	—
Auction rate securities	2,380	429	2,809	—	2,809

	$19,669	$446	$20,115	$17,306	$2,809

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of December 31, 2009:
U.S. treasury notes	$29,810	$23	$29,833	$29,833	$—
Auction rate securities	2,380	429	2,809	—	2,809

	$32,190	$452	$32,642	$29,833	$2,809

     There were no gross unrealized losses related to available-for-sale securities as of March 31, 2010 and December 31, 2009.
     Cash equivalents have original maturity dates of three months or less. All investments, excluding auction rate securities, have original maturity dates between three months and two years. Auction rate securities have original maturity dates in excess of fifteen years.
     The fair value hierarchy of the Company’s marketable securities at fair value as of March 31, 2010 and December 31, 2009 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets
		for	Significant
		Identical	Unobservable
	March 31,	Assets	Inputs
	2010	(Level 1)	(Level 3)
Assets:
U.S. treasury notes	$17,089	$17,089	$—
Investments in public company stock	217	217	—
Auction rate securities	2,809	—	2,809

Total	$20,115	$17,306	$2,809

		Fair Value Measurements at
		Reporting Date Using
		Quoted
		Prices
		in
		Active
		Markets
		for	Significant
		Identical	Unobservable
	December 31,	Assets	Inputs
	2009	(Level 1)	(Level 3)
Assets:
U.S. treasury notes	$29,833	$29,833	$—
Auction rate securities	2,809	—	2,809

Total	$32,642	$29,833	$2,809

     From December 31, 2009 through March 31, 2010, there was no change in the balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3).
5. Goodwill and Intangible Assets
     The change in the carrying value of goodwill for the three months ended March 31, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$42,014
Purchase price allocation for ARSgroup (unaudited)	7,807
Foreign currency translation (unaudited)	(29)

Balance as of March 31, 2010 (unaudited)	$49,792

     Certain of the Company’s intangible assets are recorded in British Pounds and the local currencies of its South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortized acquired intangible assets are as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Unaudited)
Tradename	$1,458	$(47)	$1,411	$165	$(14)	$151
Customer relationships	8,026	(900)	7,126	4,000	(709)	3,291
Acquired methodologies/technology	6,549	(733)	5,816	2,479	(599)	1,880
Intellectual property	2,555	(468)	2,087	2,568	(407)	2,161
Panel	1,727	(545)	1,182	1,763	(501)	1,262

	$20,315	$(2,693)	$17,622	$10,975	$(2,230)	$8,745

     Amortization expense related to intangible assets was approximately $507,000 and $320,000 for the three months ended March 31, 2010 and 2009, respectively.
     The weighted average remaining amortization period by major asset class as of March 31, 2010, is as follows (unaudited):

(In years)

Tradename	9.2
Acquired methodologies/technology	8.3
Customer relationships	6.3
Panel	5.2
Intellectual property	8.2
     The estimated future amortization of acquired intangible assets as of March 31, 2010 is as follows (unaudited):

(In thousands)

2010	$1,979
2011	2,625
2012	2,556
2013	2,484
2014	2,442
Thereafter	5,536

$17,622

6. Commitments and Contingencies
     Leases
     In March 2010, the Company increased its equipment line of credit with Banc of America Leasing & Capital, LLC to $11.2 million. The equipment line of credit is available to finance the purchase of new software, hardware and other computer equipment as the Company expands its technology infrastructure in support of its business growth. The initial utilization of this credit facility was an equipment lease for approximately $1.1 million bearing an interest rate of approximately 5% per annum. The base term for this lease is three years and includes a nominal charge in the event of prepayment. The lease payment is approximately $403,000 per annum. In March 2010 the Company entered into an equipment lease for approximately $3.6 million bearing an interest rate of approximately 5% per annum. The base term for this lease is forty-two months and includes a nominal charge in the event of prepayment. The lease payment is approximately $1.1 million per annum. Assets acquired under equipment leases secure the obligations.

     In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows (unaudited):

	March 31, 2010
	Capital	Operating
	Leases	Leases
	(In thousands)

2010	$1,166	$4,522
2011	1,554	5,620
2012	1,431	5,156
2013	840	4,592
2014	—	4,703
Thereafter	—	17,737

Total minimum lease payments	4,991	$42,330

Less amount representing interest	(413)

Present value of net minimum lease payments	4,578
Less current portion	(1,346)

Capital lease obligations, long-term	$3,232

     Total rent expense was $1.3 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.
     During the three months ended March 31, 2010, the Company recorded $363,000 of deferred rent and capitalized assets as a result of landlord allowances in connection with its Toronto office lease. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
Contingencies
     On February 10, 2010, the Company extended its $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios, through May 31, 2010. This line of credit includes no restrictive financial covenants. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the three months ended March 31, 2010, two letters of credit were reduced by approximately $253,000 and no amounts were borrowed against the line of credit. As of March 31, 2010, $3.7 million of letters of credit were outstanding, leaving $1.3 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement. On May 6, 2010, the Company extended its $5.0 million revolving line of credit with Bank of America through June 30, 2010.
     The Company has no asserted claims as of March 31, 2010, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
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
     During the three months ended March 31, 2010, the Company recorded an income tax provision of $1.1 million resulting in an effective tax rate of 82.4%. During the three months ended March 31, 2009, the Company recorded an income tax provision of $1.2 million resulting in an effective tax rate of 81.0%. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, and changes in statutory tax rates which took effect in the current quarter. During the three month periods ended March 31, 2010 and 2009, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $179,000 and $503,000 have been included in income tax expense for the three month periods ended March 31, 2010 and 2009, respectively. In addition, during the three months ended March 31, 2010, the Company acquired ARS, which operates in various state jurisdictions. As a result, the tax provision reflects the impact of the acquisition on the Company’s overall state tax position, for which approximately $179,000 has been included in income tax expense for the three month period ended March 31, 2010.
     The exercise of certain stock options during the three months ended March 31, 2010 and 2009, generated income tax deductions equal to the excess of the fair market value over the exercise price. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     As of March 31, 2010 and December 31, 2009, the Company had a valuation allowance of $3.7 million and $3.6 million, respectively, related to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary, the deferred tax asset related to the value of the auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases. The increase in valuation allowance of approximately $92,000 during the three months ended March 31, 2010 was attributable to the current year net operating losses generated and expected to expire unutilized.
     As of March 31, 2010, the Company concluded that no events occurred during the three month ended March 31, 2010 that would significantly impact its valuation allowance against deferred tax assets. Management will continue to evaluate its valuation allowance position on a regular basis. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.
     As of March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $1.2 million, respectively. The increase in unrecognized tax benefits of approximately $84,000 is attributable to additional uncertain tax positions identified during the first quarter of 2010. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $525,000 and $489,000, respectively.
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
8. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of March 31, 2010 and December 31, 2009, the Plans provided for the issuance of a maximum of approximately 7.8 million shares and 6.6 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2010, the shares available for grant increased 1,215,423 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of March 31, 2010, 3,055,882 shares were available for future grant under the 2007 Plan.
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

     A summary of the Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2009	993,279	$2.11

Options granted (unaudited)	—	—
Options exercised (unaudited)	125,059	$4.86		$1,320
Options forfeited (unaudited)	538	$7.93
Options expired (unaudited)	10,828	$6.14

Options outstanding at March 31, 2010 (unaudited)	856,854	$1.67	4.35	$12,873

Options exercisable at March 31, 2010 (unaudited)	842,610	$1.55	4.31	$12,761

     The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at March 31, 2010. The aggregate intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. As of March 31, 2010, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $83,000, which the Company expects to recognize over a weighted average period of approximately 0.68 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended March 31, 2010, 39,220 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of March 31, 2010 is presented as follows (unaudited):

				Weighted
			Total Number	Average
		Restricted	of Shares	Grant-Date
	Restricted	Stock	Underlying	Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2009	1,599,283	186,819	1,786,102	$13.11
Granted (unaudited)	632,846	41,916	674,762	15.18
Vested (unaudited)	493,162	41,895	535,057	12.76
Forfeited (unaudited)	39,220	18,358	57,578	13.22

Nonvested at March 31, 2010 (unaudited)	1,699,747	168,482	1,868,229	$13.99

     The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of March 31, 2010 was $31.2 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of March 31, 2010 was 2.62 years.
     The Company granted nonvested stock awards at no cost to recipients during the three months ended March 31, 2010. As of March 31, 2010, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $22.8 million, which the Company expects to recognize over a weighted average period of approximately 1.75 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 535,057 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended March 31, 2010, the Company repurchased 191,226 shares at an aggregate purchase price of approximately $2.9 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.

Shares Reserved for Issuance
     At March 31, 2010, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	3,055,882
Common stock available for outstanding options and restricted stock units	1,025,336
Common stock warrants	24,375

4,105,593

9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2010 and 2009 is set forth below:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
United States	$29,858	$25,990
Canada	2,059	1,444
Europe	2,778	2,963
Latin America	997	97
Asia	447	130

Total Revenues	$36,139	$30,624

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
United States	$19,637	$17,023
Canada	382	23
Europe	217	256
Latin America/Asia	23	—

Total	$20,259	$17,302

9. Accrued Restructuring
     As of December 31, 2009, the Company had approximately $148,000 in outstanding restructuring liability, consisting of employee severance. During the three months ended March 31, 2010 the Company paid the restructuring liability balance of $148,000.
10. Subsequent Event
     As disclosed in the Company’s Form 8-K filed on May, 6, 2010, the Compensation Committee of the Company’s Board of Directors awarded on May 4, 2010 1,043,045 stock options to each of the Company’s presently-employed named executive officers. Each of the options is subject to market-based vesting.

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
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. In the middle of November 2009, we acquired Certifica, Inc., a leader in web measurement in Latin America, as part of our global expansion. Certifica maintains offices and sales resources in six Latin American countries, which we hope will provide a platform to enhance our business in that region. On February 10, 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our clients with actionable information to improve their creative and strategic messaging targeted against specific audiences.

     Our total revenues have grown to $127.7 million during the fiscal year ended December 31, 2009 and $36.1 million during the first quarter of 2010 from $66.3 million during the fiscal year ended December 31, 2006. By comparison, our total expenses from operations have grown to $118.2 million during the fiscal year ended December 31, 2009 and $34.8 million during the first quarter of 2010 from $60.7 million during the fiscal year ended December 31, 2006. The growth in our revenues has been primarily the result of:
•	increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers;

•	the sales of new products to existing and new customers;

•	growth in sales outside of the U.S. as a result of entering into new international markets

•	growth due to acquisitions
     As of March 31, 2010, we had 1,349 customers, compared to 706 as of December 31, 2006. We sell most of our products through our direct sales force.
     As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During the first quarter of 2010 the U.S. and other economics showed signs of recovery and we continued to add net new customers at a rate higher than quarterly average net increases during 2009. In addition, our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed during the first quarter of 2010. However, if economic recovery slows or adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 86% of total revenues in 2009 as well as during the three months ended March 31, 2010, 83% of total revenues in 2008 and 79% of total revenues in 2007.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2009, our international revenues were $19.7 million, an increase of $3.2 million, or 19%, compared to 2008. For the three months ended March 31, 2010, our international revenues were $6.3 million, an increase of $1.7 million, or 37% over international revenues of $4.6 million for the three months ended March 31, 2009. International revenues comprised approximately 15%, 14% and 17% of our total revenues for the fiscal years ended December 31, 2009, 2008 and the three months ended March 31, 2010.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
     Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of a subscription to our online database combined with customized services. We have determined that there is not objective and reliable evidence of fair value for any of our services and, therefore, account for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. We recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized service delivered.
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

Fair Value Measurements
     We evaluate the fair value of certain assets and liabilities using the fair value hierarchy. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We prioritize the inputs used in measuring fair value using the following hierarchy:
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
     Cash equivalents, investments, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue, deferred rent and capital lease obligations reported in the consolidated balance sheets equal or approximate their respective fair values.
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. We recognize these items at fair value when they are considered to be impaired. During the three months ended March 31, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
Business Combinations
     We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.
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
     Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the three months ended March 31, 2010 and 2009.
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

     Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2010 and 2009.
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
     As of March 31, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.3 million and $32.3 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal and in 2014 for state income tax reporting purposes. As of March 31, 2010, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $14.1 million, which begins to expire in 2014. In addition, as of March 31, 2010, we had alternative minimum tax credit carryforwards of $1.3 million which can be carried forward indefinitely and research and development credit carryforwards of approximately $701,000 which begin to expire in 2025.
     As of March 31, 2010 and December 31, 2009, we recorded valuation allowances against certain deferred tax assets of $3.7 million and $3.6 million, respectively. At March 31, 2010 and December 31, 2009, the valuation allowance was primarily related to the acquired deferred tax assets of our M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica subsidiaries.
     As of December 31, 2009, we concluded that it was not more likely than not that a substantial portion of our deferred tax assets in certain foreign jurisdictions would be realized and that an increase in the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2009, the current overall economic environment, and the uncertainty regarding the profitability of acquired businesses. As a result, we recorded an increase in the deferred tax asset valuation allowance of approximately $719,000. As of March 31, 2010, we concluded that no events occurred during the three months ended March 31, 2010 that would impact our valuation allowance against deferred tax assets.
     The exercise of certain stock options and the vesting of certain restricted stock awards during the three months ended March 31, 2010 and 2009 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     During the three months ended March 31, 2010 and 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $179,000 and $503,000 has been included in income tax expense for the three months ended March 31, 2010 and 2009, respectively. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

     For uncertain tax positions, we use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As of March 31, 2010 and December 31, 2009, we had unrecognized tax benefits of $1.3 million and $1.2 million, respectively, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010 and December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits was $525,000 and $489,000, respectively. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2006 or state and local tax examinations by tax authorities for years before 2005, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
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
     At March 31, 2010, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $22.9 million, which is expected to be recognized over a weighted-average period of 1.74 years.
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

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues	100.0%	100.0%

Cost of revenues	28.6	32.8
Selling and marketing	35.2	34.2
Research and development	14.0	13.1
General and administrative	17.2	14.7
Amortization	1.4	1.0

Total expenses from operations	96.4	95.8

Income from operations	3.6	4.2
Interest and other income, net	0.3	0.6
Loss from foreign currency	(0.3)	—

Income before income taxes	3.6	4.8
Provision for income taxes	(3.0)	(3.9)

Net income	0.6%	0.9%

Three Month Period ended March 31, 2010 compared to the Three Month Period ended March 31, 2009
Revenues

	Three Months Ended March 31,		Change
	2010	2009	$	%
		(Unaudited)
		(In thousands)
Total revenues	$36,139	$30,624	$5,515	18.0%
     Total revenues increased by approximately $5.5 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The revenue growth was due to a combination of increased sales to our existing customer base and continued growth of our customer base. Included in total revenues for the three months ended March 31, 2010 was approximately $2.2 million related to our acquired businesses that were acquired subsequent to March 31, 2009. Our total customer base grew by a net increase of 168 customers, including 13 from our acquisition of ARS, to 1,349 customers as of March 31, 2010 from 1,181 as of March 31, 2009.
     Sales to existing customers based in the U.S. totaled $27.4 million during the three months ended March 31, 2010, which was $4.1 million higher than in the corresponding period in 2009. During the same period, revenues from new U.S. customers were $2.5 million, a decrease of approximately $200,000 from the prior year period.
     Revenues from customers outside of the U.S. totaled approximately $6.3 million, or approximately 17% of total revenues, during the three months ended March 31, 2010, which was an increase of $1.7 million compared to the prior year period. The increase was due to ongoing international expansion efforts that resulted in increases of $900,000 for Latin America, $615,000 for Canada and $317,000 for Asia during the three months ended March 31, 2010 as compared to the prior year period. These increases were offset by a $185,000 decrease in Europe during the three months ended March 31, 2010 as compared to the prior year period.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $4.4 million during the three months ended March 31, 2010, from $26.5 million in the corresponding year period. In addition, our project-based revenues increased by approximately $1.1 million during the three months ended March 31, 2010, from $4.1 million in the corresponding year period.
Operating Expenses
     Our operating expenses consist of cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses and amortization expenses.
     Included in our operating expenses are costs such as rent and other facilities related costs, and depreciation expense. During the three months ended March 31, 2010, rent and other facilities related costs, and depreciation expense increased by approximately $195,000 and $108,000, respectively, compared to the three months ended March 31, 2009. The increases were attributable to new office facilities and capital expenditures to support our infrastructure and position us for future growth. The related increases were allocated to cost of revenues, sales and marketing, research and development, and general and administrative costs.
     Also included in our operating expenses for the three months ended March 31, 2010 was approximately $2.0 million related to the acquired businesses that were acquired subsequent to March 31, 2009.
Cost of Revenues

	Three Months Ended March 31,		Change
	2010	2009	$	%
		(Unaudited)
		(In thousands)
Total cost of revenues	$10,359	$10,036	$323	3.2%
As a percentage of revenues	28.6%	32.8%
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
     Cost of revenues increased by approximately $323,000 during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was attributable to an increase of $650,000 in third party services related to data collection, analysis and validation activities due to the increase in our revenues. In addition, data center and bandwidth costs increased $584,000 due to the use of our new beaconing technology. These increases were offset by a $865,000 decrease in employee salaries, benefits and related costs associated with the decrease in headcount. Included within total cost of revenues for the three months ended March 31, 2010 was approximately $643,000 related to the acquired businesses that were acquired subsequent to March 31, 2009. Cost of revenues decreased as a percentage of revenues during the three months ended March 31, 2010 as compared to the same period in 2008 due to the decrease in headcount and related costs.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2010	2009	$	%
		(Unaudited)
		(In thousands)
Total selling and marketing expense	$12,718	$10,486	$2,232	21.3%
As a percentage of revenues	35.2%	34.2%
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
     Selling and marketing expenses increased by $2.2 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was due to a $1.2 million increase in employee salaries, benefits and related costs associated with the increase in headcount. We also experienced a $312,000 increase in bonus expense due to our 2010 bonus program, which includes a cash component; our 2009 plan was entirely equity based. In addition, we also experienced a $302,000 increase in travel expenses due to our 2010 sales meeting. There was no sales meeting in 2009. We also experienced a $106,000 increase in stock-based compensation due to our continued use of equity compensation. Also, due to the overall increase in rent and depreciation costs, we experienced a $170,000 increase in the amount of these costs allocated to selling and marketing expenses for the year ended December 31, 2010. Included within total selling and marketing expenses for the three months ended March 31, 2010 was approximately $835,000 related to the acquired businesses that were acquired subsequent to March 31, 2009. Selling and marketing expenses increased as a percentage of revenues during 2010 as compared to 2009 due to revenue growth relative to increases in selling and marketing expenses.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2010	2009	$	%
		(Unaudited)
		(In thousands)
Total research and development expense	$5,047	$4,005	$1,042	26.0%
As a percentage of revenues	14.0%	13.1%
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
     Research and development expenses increased by $1.0 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was primarily due to a $618,000 increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. We also experienced a $65,000 increase in bonus expense due to our 2010 bonus program which includes a cash component; our 2009 plan was entirely equity based. Stock-based compensation increased $26,000 as compared to the same period in 2009 due to our increased use of equity compensation as well as our increased headcount. In addition, to support our development of new products, we experienced increases of $136,000 and $55,000 in our systems and maintenance costs related to computer hardware and software and costs paid to outsourced service providers, respectively. In addition, we also experienced a $109,000 increased allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions. Included within total research and development expenses for the three months ended March 31, 2010 was approximately $157,000 related to the acquired businesses that were acquired subsequent to March 31, 2009. Research and development costs increased as a percentage of revenues for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to our investments in research and development new product initiatives relative to our growth in revenues.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2010	2009	$	%
		(Unaudited)
		(In thousands)
Total general and administrative expense	$6,206	$4,507	$1,699	37.7%
As a percentage of revenues	17.2%	14.7%

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
     General and administrative expenses increased by $1.7 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was due to a $734,000 increase in professional fees and outside services, which includes $418,000 for professional services such as legal and tax services associated with our acquisition of ARS and $316,000 for other accounting, legal and general consulting services due to our expanding business. The increase was also due to $354,000 increase in employee salaries, benefits and related costs associated with the increase in headcount. In addition, stock-based compensation increased $332,000 during the three months ended March 31, 2010 as compared to the prior year period due to our continued use of equity compensation as part of our compensation program. We also experienced an increase in bonus expense of $181,000 due to our 2010 bonus program which includes a cash component; the 2009 plan was entirely equity based. Included within general and administrative expenses for the three months ended March 31, 2010 was approximately $377,000 related to the acquired businesses that were acquired subsequent to March 31, 2009.
Amortization Expense

	Three Months Ended March 31,		Change
	2010	2009	$	%
		(Unaudited)
		(In thousands)
Total amortization expense	$507	$320	$187	58.4%
As a percentage of revenues	1.4%	1.0%
     Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
     Amortization expense increased $187,000 during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to amortization of intangible assets that were acquired during the first quarter of 2010 in connection with our acquisition of ARS, and, to a lesser degree, amortization from intangible assets acquired during the fourth quarter of 2009 in connection with our acquisition of Certifica that were not otherwise included in our financial results during the first quarter of 2009.
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
     Interest income, net for the three months ended March 31, 2010 and 2009 was $83,000 as compared to $175,000 for the three months ended March 31, 2009. The decrease of $92,000 during the three months ended March 31, 2010 was due to lower returns from our investments. Our cash, cash equivalents and investments decreased during the quarter by $6.2 million to $84.7 million at March 31, 2010 due largely to the acquisition of ARS and the net impact of other investing and financing activities offset by cash provided by operating activities.
     Included in Interest and other income, net, was $31,000 in income related to other non-operating related activities for the three months ended March 31, 2010.
(Loss) Gain from Foreign Currency
     The functional currency of our foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rates as of the end of the period, and revenues and expenses are translated at average rates in effect during the period. The gain or loss resulting from the process of translating the foreign currency financial statements into U.S. dollars is included as a component of other comprehensive (loss) income.
     Due to the weakening of the U.S. Dollar as compared to the British Pound during the three months ended March 31, 2010, we recorded a loss of $117,000 as compared to a gain of $12,000 during the three months ended March 31, 2009. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.
Provision for Income Taxes
     During the three months ended March 31, 2010 and 2009, we recorded income tax provisions of $1.1 million and $1.2 million, respectively. The tax provision for the three months ended March 31, 2010 was attributable to current taxes of $259,000 offset by the utilization of our deferred tax assets of $416,000 and a discrete deferred tax asset write-off of $395,000. The tax provision for the three months ended March 31, 2009 was attributable to a current tax credit of $73,000 offset by the utilization of our deferred tax assets of $750,000 and a discrete deferred tax asset write-off of $503,000.

     During the three months ended March 31, 2010 and 2009, certain restricted stock awards vested which generated a tax deduction at a market price that was less than the price of the restricted stock on the dates the shares were granted. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been realized in prior years. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three months ended March 31, 2010 and 2009 were impacted. The tax provision impact of the shortfall totaling $179,000 and $503,000 has been included in income tax expense for the three months ended March 31, 2010 and 2009, respectively.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$14,755	$2,275
Net cash used in investing activities	(5,723)	(10,230)
Net cash used in financing activities	(2,392)	(1,190)
Effect of exchange rate changes on cash	(294)	(126)

Net increase (decrease) in cash and cash equivalents	$6,346	$(9,271)

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. Since the beginning of 2006, we have purchased over $18.3 million in property and equipment, exclusive of $10.1 million of property and equipment funded through landlord allowances received in connection with our office leases, made $5.8 million in principal payments on capital lease obligations, and spent $63.0 million as the cash component of consideration paid for acquisitions.
     As of March 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $81.9 million, which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of March 31, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2010 or 2009.
     The four securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. Based on our current fair value estimate as of March 31, 2010, no adjustment was necessary. During the year ended December 31, 2009 we recorded a $429,000 unrealized gain related to these securities. The unrealized gain is included in Other comprehensive income within the balance sheet. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our consolidated balance sheets. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $14.8 million of net cash from operating activities during the three months ended March 31, 2010. Our cash flows from operations was driven by our positive net income of $229,000, as adjusted for $5.5 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and a non-cash deferred tax expense. In addition, we experienced a $3.8 million decrease in accounts receivable due to strong collections activities during the first quarter of 2010. We also experienced a $3.5 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. In addition, our operating cash flows were positively impacted due to a $1.2 million increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors. Cash flows from operations were also positively impacted by a $365,000 increase in deferred rent due to tenant allowances related to our leases.
     We generated approximately $2.3 million of net cash from operating activities during the three months ended March 31, 2009. The significant components of cash flows from operations were net income of $277,000, adjusted for $4.1 million in non-cash depreciation, amortization and stock-based compensation expenses and $271,000 in bad debt expense, and a $1.3 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base, $1.3 million in deferred income taxes and a $350,000 increase in deferred rent associated with landlord leasehold improvement allowances received in connection with expanded office space, offset by a $2.4 million increase in accounts receivable, a $2.5 million decrease in accounts payable and accrued expenses and a $307,000 increase in prepaid expenses and other current assets.
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
     We used $5.7 million of net cash in investing activities during the three months ended March 31, 2010. $16.8 million, net of cash acquired, was used for the acquisition of ARS. In addition, $1.7 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $363,000 was funded through landlord allowances received in connection with our Canadian office lease. These amounts were offset by $12.8 million generated from maturities of our investments.
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
Financing Activities
     We used $2.4 million of cash during the three months ended March 31, 2010 from financing activities. This included $2.9 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $90,000 to make payments on our capital lease obligations offset by $608,000 in proceeds from the exercise of our common stock options.
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
Contractual Obligations and Known Future Cash Requirements
     Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In prior and current years, we financed the purchase of some of our computer equipment under a capital lease arrangement over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity.
     In March 2010, we increased our equipment line of credit with Banc of America Leasing & Capital, LLC to $11.2 million. The equipment line of credit is available to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. The initial utilization of this credit facility was an equipment lease for approximately $1.1 million bearing an interest rate of approximately 5% per annum. The base term for this lease is three years and includes a nominal charge in the event of prepayment. The lease payment is approximately $403,000 per annum. In March 2010 we entered into an equipment lease for approximately $3.6 million bearing an interest rate of approximately 5% per annum. The base term for this lease is forty-two months and includes a nominal charge in the event of prepayment. The lease payment is approximately $1.1 million per annum. Assets acquired under equipment leases secure the obligations.
     On February 10, 2010, we extended our $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon funded debt to unrestricted EBITDA ratio, through May 31, 2010. This line of credit includes no restrictive financial covenants. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the three months ended March 31, 2010, two letters of credit were reduced by approximately $253,000 and no amounts were borrowed against the line of credit. As of March 31, 2010, $3.7 million of letters of credit were outstanding, leaving $1.3 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement. On May 6, 2010, we extended our $5,0 million revolving line of credit with Bank of America through June 30, 2010.

Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of March 31, 2010, our cash reserves were maintained in bank deposit accounts, treasury notes, and auction rate securities totaling $84.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
Foreign Currency Risk
     A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to not be significant at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk could become more significant.
     The recent volatility in European financial markets has caused the U.S. Dollar to strengthen against the Euro. If this continues, our revenues and operating results may be adversely impacted.
Interest Rate Sensitivity
     As of March 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $81.9 million. These amounts were invested primarily in bank deposit account and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the three months ended March 31, 2010, our interest exposure would have been approximately $50,000, assuming consistent investment levels.
Auction Rate Securities
     As of March 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $81.9 million which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of March 31, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2009 or during the three months ended March 31, 2010.
     The four remaining securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our consolidated balance sheets. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments.
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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 86% of our net revenues during the full year 2009 and the three months ended March 31, 2010. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have become and remained increasingly negative, and global financial markets have experienced severe volatility stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007, remained slow throughout 2008 and 2009. Notwithstanding certain signs of recovery during the first quarter of 2010, economic growth may continue to stagnate during 2010 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
For the first three months of 2010, our renewal rates for our subscription-based products remained reasonably consistent during this period on a dollar-basis. In addition, we experienced increases in project revenues and renewal rates of smaller customers during the three month period ended March 31, 2010.
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
We believe that the quality, size and scope of our Internet, Mobile and cross-media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope — including coverage of international markets, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected.
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
During 2009, we acquired a company with a substantial presence in multiple Latin American countries. Despite this acquisition, we otherwise have had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts we have begun to undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the year ended December 31, 2009 we derived over 29% of our total revenues from our top 10 customers. For the three months ended March 31, 2010 we derived approximately 27% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the year ended December 31, 2009 we derived approximately 12% of our total revenues from Microsoft. For the three months ended March 31, 2010 we derived approximately 11% of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
During 2009, the value of the U.S. Dollar fluctuated but generally depreciated against the British Pound, the Euro, the Canadian Dollar and other local currencies of international customers. As the U.S. Dollar appreciates relative to the local currencies of our international customers, the cost to the customer for of our products and projects correspondingly increase and could result in reductions in sales or renewals, longer sales cycles, difficulties in collection of accounts receivable and increased price competition, any of which could adversely affect our operating results. Likewise, as the U.S. Dollar appreciates, our contracts denominated in foreign currencies also result in reduced revenues. The recent volatility in European financial markets has caused the U.S. Dollar to strengthen against the Euro. If this continues, our revenues and operating results may be adversely impacted.
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
We have experienced significant growth over the past several years. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 689 employees as of March 31, 2010 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made during 2009, however, we may encounter decreased employee morale and increased employee turnover. In addition, given the current economic environment, we may need to further realign or reduce certain portions of our workforce in order to meet our strategic objectives. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.
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
Although we achieved net income in the 2009 fiscal year of $4.0 million and $229,000 for the three months ended March 31, 2010, respectively, we cannot assure you that we will continue to sustain or increase profitability in the future. As of March 31, 2010, we had an accumulated deficit of $51.5 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
We host our products and serve all of our customers from two third-party data center facilities located in Virginia and Illinois. While we operate our equipment inside these facilities, we do not control the operation of either of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreement for our data center facility located in Virginia expires in April 2013, if not renewed, and our agreement for our data center facility located in Illinois expires in July 2011, if not renewed. Although we are not substantially dependent on either data center facility because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
We currently leverage a large content delivery network (CDN) to provide services that allow us to offer a more efficient tagging solution for our MM360 product offerings. If that service faced unplanned outage or the service became immediately unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise the costs and could contribute the delays or losses in tag data that could affect the quality and reputation of our MM360 data products.
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
In mid-2008, we closed our acquisition of M:Metrics and have integrated this business into our own. In November 2009, we acquired the Certifica group of companies located in Latin America. Additionally, in February 2010, we acquired the ARSgroup. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
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
As of March 31, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.3 million and $32.3 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, at March 31, 2010 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $14.1 million, which will begin to expire in 2014.
We periodically assess the likelihood that we will be able to recover our deferred tax assets, principally net operating loss carryforwards. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis of all available evidence, both positive and negative, the total valuation allowance against our deferred tax assets increased by $92,000 during the three months ended March 31, 2010, primarily due to estimated tax losses for 2010.
As of March 31, 2010, we had a valuation allowance of $3.7 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica entities. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we expect to recognize income tax expense in the period such determination is made for the increase in the valuation allowance. These events could have a material impact on our reported results of operations.
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
As of March 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $81.9 million. As of March 31, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have prevented us and other investors in recent periods from liquidating some holdings of auction rate securities. As there were no auctions for these securities during the three months ended March 31, 2010, we may incur additional losses.
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
Future sales of shares by existing stockholders or new issuances of securities by us could cause our stock price to decline.
If we or our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock or other securities in the public market, the trading price of our common stock could decline. Sales of substantial amounts of shares of our common stock or other securities by us or our existing stockholders could lower the market price of our common stock and impair our ability to raise capital through the sale of new securities in the future at a time and price that we deem appropriate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2010
     None.
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
     We used approximately $13.1 million of the net proceeds for capital expenditures related to computer hardware and equipment as well as office improvements. We also used $60.0 million of the proceeds for our acquisitions of M:Metrics, Inc, Certifica, Inc., and ARSgroup, Inc, in addition to cash from operations.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended March 31, 2010, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
January 1 — January 31, 2010	2,870	$14.12	—	—
February 1 — February 28, 2010	152,646	$14.18	—	—
March 1 — March 31, 2010	74,930	$9.40	—	—

Total	230,446		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.
     For the three months ended March 31, 2010, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2010	231	$0.00
February 1 — February 28, 2010	9,926	$0.00
March 1 — March 31, 2010	29,063	$0.00

Total	39,220

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2010, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2010	2,639	$15.35
February 1 — February 28, 2010	142,720	$15.17
March 1 — March 31, 2010	45,867	$15.35

Total	191,226

Item 3. Defaults Upon Senior Securities
     None
Item 4. Removed and Reserved
NA
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

Date: May 7, 2010

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