Form 10-Q
period 2010-06-30
COMSCORE, INC.
filed 2010-08-09
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2010, there were 31,131,741 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, expected effects of acquisitions, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$81,327	$58,284
Short-term investments	4,649	29,833
Accounts receivable, net of allowances of $392 and $510, respectively	34,921	34,922
Prepaid expenses and other current assets	3,237	2,324
Deferred tax assets	8,885	11,044

Total current assets	133,019	136,407
Long-term investments	2,809	2,809
Property and equipment, net	21,230	17,302
Other non-current assets	190	193
Long-term deferred tax assets	11,040	9,938
Intangible assets, net	16,951	8,745
Goodwill	50,069	42,014

Total assets	$235,308	$217,408

Current liabilities:
Accounts payable	$2,272	$2,009
Accrued expenses	11,760	8,370
Deferred revenues	51,673	48,140
Deferred rent	1,275	1,231
Capital lease obligations	1,972	360

Total current liabilities	68,952	60,110
Deferred rent, long-term	8,128	8,210
Capital lease obligations, long-term	4,191	674
Other long-term liabilities	475	475

Total liabilities	81,746	69,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2010 and December 31, 2009; 30,958,420 and 30,385,590 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	31	30
Additional paid-in capital	204,269	199,270
Accumulated other comprehensive (loss) income	(108)	324
Accumulated deficit	(50,630)	(51,685)

Total stockholders’ equity	153,562	147,939

Total liabilities and stockholders’ equity	$235,308	$217,408

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$41,962	$31,374	$78,101	$61,998
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	12,374	9,695	22,733	19,731
Selling and marketing (1)	12,892	10,329	25,610	20,815
Research and development (1)	6,088	4,528	11,135	8,533
General and administrative (1)	8,167	4,015	14,373	8,522
Amortization of intangible assets resulting from acquisitions	658	327	1,165	647

Total expenses from operations	40,179	28,894	75,016	58,248

Income from operations	1,783	2,480	3,085	3,750

Interest and other income, net	40	134	154	309
(Loss) gain from foreign currency	(12)	7	(129)	19

Income before income taxes	1,811	2,621	3,110	4,078

Provision for income taxes	(986)	(1,436)	(2,056)	(2,616)

Net income	$825	$1,185	$1,054	$1,462

Net income available to common stockholders per common share:
Basic	$0.03	$0.04	$0.03	$0.05
Diluted	$0.03	$0.04	$0.03	$0.05

Weighted-average number of shares used in per share calculation — common stock:
Basic	30,965,800	30,052,515	30,817,853	29,766,531
Diluted	31,736,718	31,008,672	31,625,650	30,736,912

(1)	Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$246	$327	$476	$647
Selling and marketing	1,037	1,226	2,256	2,339
Research and development	315	306	579	544
General and administrative	1,889	672	2,850	1,301

Comprehensive income:
Net income	$825	$1,185	$1,054	$1,462
Other comprehensive income:
Foreign currency cumulative translation adjustment	(93)	948	(418)	819
Unrealized (loss) gain on marketable securities, net of tax effect of $11 and $13 for the three and six months ended June 30, 2010, respectively, and $1 and $35 for the three and six months ended June 30, 2009, respectively	(16)	(2)	(19)	(55)

Total comprehensive income	$716	$2,131	$617	$2,226
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net income	$1,054	$1,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,486	3,197
Amortization of intangible assets resulting from acquisitions	1,166	647
Provisions for bad debts	17	271
Stock-based compensation	6,165	4,827
Amortization of deferred rent	(440)	(308)
Amortization of bond premium	173	229
Deferred tax provision	1,072	2,459
Loss on asset disposal	1	16
Changes in operating assets and liabilities:
Accounts receivable	1,623	5,003
Prepaid expenses and other current assets	47	(245)
Accounts payable, accrued expenses, and other liabilities	2,233	(3,491)
Deferred rent	407	331
Deferred revenues	3,688	(2,710)

Net cash provided by operating activities	20,692	11,688

Investing activities
Acquisition, net of cash acquired	(16,788)	—
Purchase of investments	—	(36,336)
Sales and maturities of investments	25,324	26,297
Purchase of property and equipment	(2,624)	(4,142)

Net cash provided by (used in) investing activities	5,912	(14,181)

Financing activities
Proceeds from the exercise of common stock options	789	290
Repurchase of common stock	(3,608)	(1,252)
Principal payments on capital lease obligations	(420)	(479)

Net cash used in financing activities	(3,239)	(1,441)
Effect of exchange rate changes on cash	(322)	701

Net increase (decrease) in cash and cash equivalents	23,043	(3,233)
Cash and cash equivalents at beginning of period	58,284	34,297

Cash and cash equivalents at end of period	$81,327	$31,064

Supplemental disclosures for non-cash financing activities
Capital lease obligations incurred	$5,492	$—
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
Unaudited Interim Financial Information
     The consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 12, 2010 with the SEC. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010 or thereafter. All references to June 30, 2010 and 2009 or to the three or six months ended June 30, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, valuation of marketable securities, recoverability of intangible assets, other long-lived assets and goodwill, and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

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
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the three and six months ended June 30, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
Cash and Cash Equivalents and Investments
     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
     Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the three and six months ended June 30, 2010 and 2009 were not material.
     Interest income on investments was $87,000 and $150,000 for the three months ended June 30, 2010 and 2009, respectively, and $183,000 and $344,000 for the six months ended June 30, 2010 and 2009, respectively.
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
Property and Equipment
     Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Assets under capital leases are recorded at their net present value at the inception of the lease and are included in the appropriate asset category. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included within the expense category on the Consolidated Statement of Operations and Comprehensive Income in which the asset is deployed.

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
Impairment of Long-Lived Assets
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2010 or 2009.
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
     The Company records capital leases as an asset and an obligation at an amount equal to the present value of the minimum lease payments as determined at the beginning of the lease term. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income. Repairs and maintenance are charged to expense as incurred.

Foreign Currency Translation
     The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as foreign currency cumulative translation adjustment and reported as a component of Accumulated other comprehensive income (loss).
     The Company incurred foreign currency transaction losses of $12,000 and $129,000 for the three and six months ended June 30, 2010, respectively and realized foreign currency transaction gains of $7,000 and $19,000 for the three and six months ended June 30, 2009, respectively. These losses and gains are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
     Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of a subscription to the Company’s online database combined with customized services. The Company has determined that there is not objective and reliable evidence of fair value for any of its services and, therefore, accounts for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. The Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized deliverable.
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
Stock-Based Compensation
     The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
     The Company issues restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted share awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For stock awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
     The Company recorded stock-based compensation expense of $3.5 million and $6.2 million for the three months and six months ended June 30, 2010, respectively, and $2.5 million and $4.8 million for the three and six months ended June 30, 2009, respectively. As of December 31, 2009, there was an accrual for $1.7 million for compensation earned during 2009 that was settled with shares of restricted stock granted in February 2010. There was no accrual as of June 30, 2010.
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
Earnings Per Share
     Basic earnings per share is calculated by dividing the net income attributed to controlling interest for the period by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders and, accordingly are considered participating securities that are included in the two-class method of computing basic earnings per share.
     Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share data)
Net income	$825	$1,185	$1,054	$1,462

Weighted-average shares outstanding-common stock, basic	30,965,800	30,052,515	30,817,853	29,766,531
Dilutive effect of
Options to purchase common stock	726,798	919,600	757,023	938,278
Unvested shares of restricted stock units	35,224	27,516	41,141	26,076
Warrants to purchase common stock	8,896	9,041	9,633	6,027

Weighted-average shares outstanding-common stock, diluted	31,736,718	31,008,672	31,625,650	30,736,912

Net income per share-common stock:

Basic	$0.03	$0.04	$0.03	$0.05
Diluted	$0.03	$0.04	$0.03	$0.05
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Stock options and restricted stock units	682,230	73,983	361,773	120,593
Common stock warrants	—	2,000	—	2,000

Recent Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued a new revenue accounting standards update, Multiple-Deliverable Revenue Arrangements, which amends the revenue guidance under the FASB Codification of Accounting Standards Subtopic 605-25, “ Multiple Element Arrangements .” This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. This update is effective for periods beginning after December 15, 2010 with earlier adoption permitted. The Company is currently evaluating the timing of its adoption of this standard and the impact it will have on its consolidated financial statements.
     In January 2010, the FASB issued a new fair value accounting standard update, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements . This update requires additional disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance during the first quarter of 2010 and the adoption of this guidance had no impact on its consolidated results of operation and financial condition.
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
     The Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined. The Company is in the process of evaluating the opening balance sheet liabilities. The Company has included the financial results of Certifica in its consolidated financial statements beginning November 11, 2009.
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
     The ARS Acquisition resulted in goodwill of approximately $8.1 million. This amount represents the residual amount of the total purchase price of $17.7 million after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of ARS. The Company acquired ARS to provide it with technology-driven market research capabilities for measuring the effectiveness of advertising creative content. The additional resources will allow the Company to create new products and tools for designing and measuring more effective advertising on TV, online, and cross media campaigns.
     Definite-lived intangible assets of $9.5 million consist of the value assigned to ARS’s methodology and database, customer relationships and trade name of $4.1 million, $4.1 million and $1.3 million, respectively. The useful lives range from two to ten years (see Note 2).

     The Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined. The Company is currently awaiting additional information to determine if ARS will make an Internal Revenue Code section 338(h)(10) election with respect to the acquisition transaction. With such an election, the Company will have fair market value basis in the ARS assets and liabilities for both tax and book purposes and no opening deferred tax balances. However, if the election is not made, the Company will need to record deferred tax assets and/or liabilities for any basis differences between book and tax basis amounts in the ARS assets and liabilities as of the acquisition date. If deferred tax assets and/or deferred tax liabilities are recorded, the offset will be to goodwill. In addition, the Company is in the process of evaluating other tax related items. The Company has included the financial results of ARS in its consolidated financial statements beginning February 19, 2010.
4. Investments and Fair Value Measurements
     As of June 30, 2010 and December 31, 2009, the Company had $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million.
     Auction rate securities are generally long-term debt instruments that were intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. These securities often are insured against loss of principal and interest by bond insurers. In prior years, the Company invested in these securities for short periods of time as part of its investment policy. However, since 2007, the uncertainties in the credit markets have limited the ability of the Company to liquidate its holdings of certain auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. The four remaining securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors.
     As of June 30, 2010, based on the Company’s updated valuation, no further adjustments to the carrying value of these investments was necessary. The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of June 30, 2010 and December 31, 2009. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.
     Marketable securities, which are classified as available-for-sale, are summarized below.

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain (Loss)	Value	Investments	Investments
	(Unaudited)
As of June 30, 2010:
U.S. treasury notes	$4,512	$8	$4,520	$4,520	$—
Investments in public company stock	145	(16)	129	129	—
Auction rate securities	2,380	429	2,809	—	2,809

	$7,037	$421	$7,458	$4,649	$2,809

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of December 31, 2009:
U.S. treasury notes	$29,810	$23	$29,833	$29,833	$—
Auction rate securities	2,380	429	2,809	—	2,809

	$32,190	$452	$32,642	$29,833	$2,809

     Gross unrealized losses related to available-for-sale securities as of June 30, 2010 have been in a continuous loss position for less than twelve months. There were no gross unrealized losses related to available-for-sale securities as of December 31, 2009.
     Cash equivalents have original maturity dates of three months or less. All investments, excluding auction rate securities, have original maturity dates between three months and two years. Auction rate securities have original maturity dates in excess of fifteen years.

     The fair value hierarchy of the Company’s marketable securities at fair value as of June 30, 2010 and December 31, 2009 is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Unobservable
	June 30,	Identical Assets	Inputs
	2010	(Level 1)	(Level 3)
		(Unaudited)
Assets:
U.S. treasury notes	$4,520	$4,520	$—
Investments in public company stock	129	129	—
Auction rate securities	2,809	—	2,809

Total	$7,458	$4,649	$2,809

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Unobservable
	December 31,	Identical Assets	Inputs
	2009	(Level 1)	(Level 3)
Assets:
U.S. treasury notes	$29,833	$29,833	$—
Auction rate securities	2,809	—	2,809

Total	$32,642	$29,833	$2,809

     From December 31, 2009 through June 30, 2010, there was no change in the balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3).
5. Goodwill and Intangible Assets
     The change in the carrying value of goodwill for the six months ended June 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$42,014
Purchase price allocation for ARSgroup (unaudited)	8,106
Foreign currency translation (unaudited)	(51)

Balance as of June 30, 2010 (unaudited)	$50,069

     Certain of the Company’s intangible assets are recorded in British Pounds and the local currencies of its South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortized acquired intangible assets are as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(Unaudited)
Tradename	$1,456	$(99)	$1,357	$165	$(14)	$151
Customer relationships	8,015	(1,186)	6,829	4,000	(709)	3,291
Acquired methodologies/technology	6,548	(932)	5,616	2,479	(599)	1,880
Intellectual property	2,556	(532)	2,024	2,568	(407)	2,161
Panel	1,727	(602)	1,125	1,763	(501)	1,262

	$20,302	$(3,351)	$16,951	$10,975	$(2,230)	$8,745

     Amortization expense related to intangible assets was approximately $658,000 and $1.2 million for the three and six months ended June 30, 2010, respectively, and $327,000 and $647,000 for the three and six months ended June 30, 2009, respectively.

     The weighted average remaining amortization period by major asset class as of June 30, 2010, is as follows (unaudited):

(In years)
Tradename	9.0
Acquired methodologies/technology	8.1
Customer relationships	6.1
Panel	4.9
Intellectual property	7.9
     The estimated future amortization of acquired intangible assets as of June 30, 2010 is as follows (unaudited):

(In thousands)
2010	$1,304
2011	2,622
2012	2,554
2013	2,482
2014	2,441
Thereafter	5,548

$16,951

6. Commitments and Contingencies
     Leases
     In March 2010, the Company increased its equipment line of credit with Banc of America Leasing & Capital, LLC to $11.2 million. The equipment line of credit is available to lease new software, hardware and other computer equipment as the Company expands its technology infrastructure in support of its business growth.
     In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows (unaudited):

	June 30, 2010
	Capital	Operating
	Leases	Leases
	(In thousands)
2010	$1,120	$3,033
2011	2,240	5,727
2012	2,116	5,261
2013	1,184	4,697
2014	—	4,807
Thereafter	—	17,767

Total minimum lease payments	6,660	$41,292

Less amount representing interest	(497)

Present value of net minimum lease payments	6,163
Less current portion	(1,972)

Capital lease obligations, long-term	$4,191

     Total rent expense was $1.3 million and $2.6 million for the three and six months ended June 30, 2010, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, the Company recorded $42,000 and $405,000 of deferred rent and capitalized assets as a result of landlord allowances in connection with its Toronto office lease. The deferred rent will be applied to rent expense recognized by the Company over the lease term.

Contingencies
     On June 29, 2010, the Company extended its $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios, through July 31, 2010. This line of credit includes no restrictive financial covenants. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the six months ended June 30, 2010, four letters of credit were reduced by approximately $563,000 and no amounts were borrowed against the line of credit. As of June 30, 2010, $3.4 million of letters of credit were outstanding, leaving $1.6 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement. On July 27, 2010, the Company extended its $5.0 million revolving line of credit with Bank of America through September 30, 2010.
     The Company has no asserted claims as of June 30, 2010, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
7. Income Taxes
     The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on ordinary income before taxes to year-to-date ordinary book income before taxes . The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income are determined separately and recognized in the period in which the items arise.
     During the three and six months ended June 30, 2010, the Company recorded income tax expense of $986,000 and $2.1 million, respectively, resulting in effective tax rates of 54.4% and 66.1%, respectively, for such periods. During the three and six months ended June 30, 2009, the Company recorded income tax expense of $1.4 million and $2.6 million, respectively, resulting in effective tax rates of 54.8% and 64.2%, respectively, for such periods. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, and changes in statutory tax rates which were enacted in the current year. During the three and six months ended June 30, 2010 and 2009, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $122,000 and $301,000 have been included in income tax expense for the three and six months ended June 30, 2010, respectively, and $177,000 and $680,000 for the three and six months ended June 30, 2009, respectively. In addition, during the six months ended June 30, 2010, the Company acquired ARS, which operates in various state jurisdictions. As a result, the tax provision reflects the impact of the acquisition on the Company’s overall state tax position, for which approximately $0 and $179,000 has been included in income tax expense for the three and six months ended June 30, 2010, respectively.
     The exercise of certain stock options and the vesting of certain restricted stock awards during the three and six months ended June 30, 2010 and 2009, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     As of June 30, 2010 and December 31, 2009, the Company had a valuation allowance of $3.4 million and $3.6 million, respectively, related to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary, the deferred tax asset related to the value of the auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases. The decrease in valuation allowance of approximately $141,000 during the six months ended June 30, 2010 was attributable to foreign currency translation adjustments offset by the current year net operating losses generated and expected to expire unutilized.
     As of June 30, 2010, the Company concluded that no events occurred during the six months ended June 30, 2010 that would significantly impact its valuation allowance against deferred tax assets. Management will continue to evaluate its valuation allowance position on a regular basis. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.
     As of June 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of approximately $1.3 million and $1.2 million, respectively. The increase in unrecognized tax benefits of approximately $62,000 is attributable to additional uncertain tax positions identified during the six months of 2010. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2010 and December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $553,000 and $489,000, respectively.
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

8. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of June 30, 2010 and December 31, 2009, the Plans provided for the issuance of a maximum of approximately 7.8 million shares and 6.6 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2010, the shares available for grant increased 1,215,423 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of June 30, 2010, a total of 2,008,439 shares were available for future grant under the 2007 Plan.
     The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
     On May 6, 2010, the Compensation Committee of the Company’s Board of Directors awarded on May 4, 2010, a total of 1,043,045 stock options to the Company’s presently-employed named executive officers. These options are subject to market-based vesting, whereby 100% of the shares subject to option will vest in the event that the Company’s common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012 (the “Trigger”). 50% of the shares subject to the options will vest upon achievement of the Trigger and the remaining 50% of the shares subject to the options will vest on the one year anniversary of the achievement of the Trigger, subject to the named executive officer’s continued status as a service provider of the Company through such dates. Stock-based compensation expense for the three and six months ended June 30, 2010 included $862,000 related to the market-based stock options.
     The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2010 and a discussion of the Company’s assumptions.

Three and Six
Months
Ended June 30,
2010
Dividend yield	0.00%
Expected volatility	67.79%
Risk-free interest rate	2.90%
Expected life of options (in years)	2.00
     Dividend yield — The Company has never declared or paid dividends on its common stock and has no plans to pay dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is calculated based on the weekly closing price volatility of the Company’s common stock for the period from its initial public offering until the grant date.
     Risk-free interest rate — The Company used rates on the grant date of zero-coupon government bonds with maturities over periods covering the term of the awards, converted to continuously compounded forward rates.
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.
     A summary of the Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2009	993,279	$2.11

Options granted (unaudited)	1,043,045	$18.21
Options exercised (unaudited)	162,186	$4.89		$1,789
Options forfeited (unaudited)	618	$8.04
Options expired (unaudited)	8,457	$4.65

Options outstanding at June 30, 2010 (unaudited)	1,865,063	$10.87	4.50	$12,400

Options exercisable at June 30, 2010 (unaudited)	822,018	$1.55	4.07	$12,400

     The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at June 30, 2010. The aggregate intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. As of June 30, 2010, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $5.6 million, which the Company expects to recognize over a weighted average period of approximately 1.22 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the six months ended June 30, 2010, a total of 77,991 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of June 30, 2010 is presented as follows (unaudited):

				Weighted
			Total Number	Average
		Restricted	of Shares	Grant-Date
	Restricted	Stock	Underlying	Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2009	1,599,283	186,819	1,786,102	$13.11
Granted (unaudited)	665,574	50,116	715,690	15.36
Vested (unaudited)	599,492	52,876	652,368	13.43
Forfeited (unaudited)	77,991	18,408	96,399	13.86

Nonvested at June 30, 2010 (unaudited)	1,587,374	165,651	1,753,025	$13.98

     The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of June 30, 2010 was $28.9 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of June 30, 2010 was 2.38 years.
     The Company granted nonvested stock awards at no cost to recipients during the six months ended June 30, 2010. As of June 30, 2010, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $20.1 million, which the Company expects to recognize over a weighted average period of approximately 1.65 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 652,368 shares of the Company’s restricted stock and restricted stock units vesting during the six months ended June 30, 2010, the Company repurchased 231,350 shares at an aggregate purchase price of approximately $3.6 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At June 30, 2010, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants (unaudited):

Common stock available for future issuances under the Plans	2,008,439
Common stock available for outstanding options and restricted stock units	2,030,714
Common stock warrants	24,375

4,063,528

9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2010 and 2009 is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
United States	$35,418	$26,888	$65,276	$52,878
Canada	1,731	1,384	3,790	2,828
Europe	2,748	2,745	5,526	5,708
Latin America	1,641	153	2,638	250
Asia	424	204	871	334

Total Revenues	$41,962	$31,374	$78,101	$61,998

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below (in thousands):

	June 30,	December 31,
	2010	2009
	(Unaudited)
United States	$20,600	$17,023
Canada	411	23
Europe	192	256
Latin America/Asia	27	—

Total	$21,230	$17,302

10. Subsequent Event
     On July 1, 2010, the Company entered into and closed on a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with Nexius, Inc., a Virginia corporation (“Nexius”). On July 1, 2010, comScore completed its purchase of all of the outstanding capital stock of Nexius, and Nexius became a wholly-owned subsidiary of comScore. Nexius is a provider of mobile carrier-grade products that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The aggregate amount of the consideration paid by comScore upon the closing of the transaction was $23.6 million, of which approximately $3.1 million was paid in cash to satisfy certain of Nexius’s existing debt obligations. Following payment of transaction expenses, the remaining estimated merger consideration of $15.3 million in cash and an aggregate of 308,510 shares of comScore common stock was paid to the Nexius shareholders and holders of certain Nexius equity rights.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q . In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this document. See also “Cautionary Notes Concerning Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q .
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

     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. In the middle of November 2009, we acquired Certifica, Inc., a leader in web measurement in Latin America, as part of our global expansion. Certifica maintains offices and sales resources in six Latin American countries, which we hope will provide a platform to enhance our business in that region. On February 10, 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our clients with actionable information to improve their creative and strategic messaging targeted against specific audiences. On July 1, 2010, we acquired the outstanding stock of Nexius. Nexius is a provider of mobile carrier-grade products that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. Nexius is not included in our results of operations as of June 30, 2010.
     Our total revenues have grown to $127.7 million during the fiscal year ended December 31, 2009 and $78.1 million during the first half of 2010 from $66.3 million during the fiscal year ended December 31, 2006. By comparison, our total expenses from operations have grown to $118.2 million during the fiscal year ended December 31, 2009 and $75.0 million during the first half of 2010 from $60.7 million during the fiscal year ended December 31, 2006. The growth in our revenues has been primarily the result of:
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
     As of June 30, 2010, we had 1,421 customers, compared to 706 as of December 31, 2006. We sell most of our products through our direct sales force.
     As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During the first half of 2010 the U.S. and other economics showed signs of recovery and we continued to add net new customers at a rate higher than quarterly average net increases during 2009. In addition, our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed during the first half of 2010. However, if economic recovery slows or adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 87% of total revenues during the six months ended June 30, 2010, 86% of total revenues in 2009, 83% of total revenues in 2008 and 79% of total revenues in 2007.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2009, our international revenues were $19.7 million, an increase of $3.2 million, or 19%, compared to 2008. For the six months ended June 30, 2010, our international revenues were $12.8 million, an increase of $3.7 million, or 41% over international revenues of $9.1 million for the six months ended June 30, 2009. International revenues comprised approximately 15%, 14% and 16% of our total revenues for the fiscal years ended December 31, 2009, 2008 and the six months ended June 30, 2010.

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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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

     Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of a subscription to our online database combined with customized services. We have determined that there is not objective and reliable evidence of fair value for any of our services and, therefore, account for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to contract execution. We recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized deliverable.
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
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. We recognize these items at fair value when they are considered to be impaired. During the three and six months ended June 30, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
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

     Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the three and six months ended June 30, 2010 and 2009.
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
     Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2010 and 2009.
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
     As of June 30, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $47.2 million and $31.2 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal and in 2014 for state income tax reporting purposes. As of June 30, 2010, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $13.4 million, which begins to expire in 2014. In addition, as of June 30, 2010, we had alternative minimum tax credit carryforwards of $1.3 million which can be carried forward indefinitely and research and development credit carryforwards of approximately $701,000 which begin to expire in 2025.
     As of June 30, 2010 and December 31, 2009, we recorded valuation allowances against certain deferred tax assets of $3.4 million and $3.6 million, respectively. At June 30, 2010 and December 31, 2009, the valuation allowance was primarily related to the acquired deferred tax assets of our M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica subsidiaries.
     As of December 31, 2009, we concluded that it was not more likely than not that a substantial portion of our deferred tax assets in certain foreign jurisdictions would be realized and that an increase in the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2009, the current overall economic environment, and the uncertainty regarding the profitability of acquired businesses. As a result, we recorded an increase in the deferred tax asset valuation allowance of approximately $719,000. As of June 30, 2010, we concluded that no events occurred during the six months ended June 30, 2010 that would impact our valuation allowance against deferred tax assets.

     The exercise of certain stock options and the vesting of certain restricted stock awards during the six months ended June 30, 2010 and 2009 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     During the three and six months ended June 30, 2010 and 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $122,000 and $301,000 has been included in income tax expense for the three and six months ended June 30, 2010, respectively, and $177,000 and $680,000 for the three and six months ended June 30, 2009, respectively. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
     For uncertain tax positions, we use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As of June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $1.3 million and $1.2 million, respectively, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010 and December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits was $553,000 and $489,000, respectively. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2006 or state and local tax examinations by tax authorities for years before 2005, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
Stock-Based Compensation
     We estimate the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The determination of the fair value of stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the our common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally we estimate forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
     We issue restricted share awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted share awards with only service conditions, we recognize compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, we start recognizing compensation cost over the remaining service period when it is probable the performance condition will be met. Stock awards that contain performance or market vesting conditions, are excluded from diluted earning per share computations until the contingency is met as of the end of that reporting period.
     If factors change and we employ different assumptions in future periods, the compensation expense we record may differ significantly from what we have previously recorded. Beginning in 2007, we made use of restricted stock awards and reduced our use of stock options as a form of stock-based compensation.
     At June 30, 2010, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $25.7 million, which is expected to be recognized over a weighted-average period of 1.56 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	29.5	30.9	29.1	31.8
Selling and marketing	30.7	32.9	32.8	33.6
Research and development	14.5	14.4	14.3	13.8
General and administrative	19.5	12.8	18.4	13.7
Amortization	1.6	1.0	1.5	1.0

Total expenses from operations	95.8	92.0	96.1	93.9

Income from operations	4.2	8.0	3.9	6.1
Interest and other income, net	0.1	0.4	0.2	0.5
Loss from foreign currency	—	—	(0.2)	—

Income before income taxes	4.3	8.4	3.9	6.6
Provision for income taxes	(2.4)	(4.6)	(2.6)	(4.2)

Net income	1.9	3.8	1.3	2.4

Three and Six Month Period ended June 30, 2010 compared to the Three and Six Month Period ended June 30, 2009
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Revenues	$41,962	$31,374	$10,588	33.7%	$78,101	$61,998	$16,103	26.0%
     Total revenues increased by approximately $10.6 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The revenue growth was substantially due to increased sales to our existing customer base as a result of both organic growth and acquisitions. In addition, our customer base continued to grow as compared to the prior year period. Included in total revenues for the three months ended June 30, 2010 was approximately $6.6 million related to our acquired businesses that were acquired subsequent to June 30, 2009. Our total customer base grew by a net increase of 226 customers to 1,421 customers as of June 30, 2010 from 1,195 as of June 30, 2009.
     Sales to existing customers totaled $38.1 million during the three months ended June 30, 2010, which was an increase of $10.1 million over the corresponding period in 2009. During the same period, revenues from new customers were $3.9 million, an increase of approximately $466,000 from the prior year period.
     Revenues from customers outside of the U.S. totaled approximately $6.5 million, or approximately 15% of total revenues, during the three months ended June 30, 2010, which was an increase of $2.1 million compared to the prior year period. The increase was due to ongoing international expansion efforts that resulted in increases of $1.5 million for Latin America, $347,000 for Canada and $220,000 for Asia during the three months ended June 30, 2010 as compared to the prior year period. Revenues from Europe during the three months ended June 30, 2010 remained consistent with the prior year period.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $9.6 million during the three months ended June 30, 2010, from $26.9 million in the corresponding year period. In addition, our project-based revenues increased by approximately $1.0 million during the three months ended June 30, 2010, from $4.5 million in the corresponding year period.
     Total revenues increased by approximately $16.1 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The revenue growth was substantially due to increased sales to our existing customer base as a result of both organic growth and acquisitions. In addition, our customer base continued to grow as compared to the prior year period. Included in total revenues for the six months ended June 30, 2010 was approximately $8.8 million related to our acquired businesses that were acquired subsequent to June 30, 2009.
     Sales to existing customers totaled $70.4 million during the six months ended June 30, 2010, which was an increase of $15.7 million over the corresponding period in 2009. During the same period, revenues from new customers were $7.7 million, an increase of approximately $426,000 from the prior year period.
     Revenues from customers outside of the U.S. totaled approximately $12.8 million, or approximately 16% of total revenues, during the six months ended June 30, 2010, which was an increase of $3.7 million compared to the prior year period. The increase was due to ongoing international expansion efforts that resulted in increases of $2.4 million for Latin America, $962,000 for Canada and $537,000 for Asia during the six months ended June 30, 2010 as compared to the prior year period. These increases were offset by a $182,000 decrease in Europe during the six months ended June 30, 2010 as compared to the prior year period.

     We experienced continued revenue growth in subscription revenues, which increased by approximately $14.0 million during the six months ended June 30, 2010, from $53.4 million in the corresponding year period. In addition, our project-based revenues increased by approximately $2.1 million during the six months ended June 30, 2010, from $8.6 million in the corresponding year period.
Operating Expenses
     Our operating expenses consist of cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses and amortization expenses.
     Included in our operating expenses are costs such as rent and other facilities related costs, and depreciation expense. During the three and six months ended June 30, 2010, rent and other facilities related costs increased by approximately $144,000 and $339,000, respectively, compared to the three and six months ended June 30, 2009. During the three and six months ended June 30, 2010, depreciation expense increased by approximately $181,000 and $289,000, respectively, compared to the three and six months ended June 30, 2009. The increases were attributable to new office facilities and capital expenditures to support our infrastructure and position us for future growth. The related increases were allocated to cost of revenues, sales and marketing, research and development, and general and administrative costs.
     Also included in our operating expenses for the three and six months ended June 30, 2010 was approximately $5.4 million and $7.7 million related to the acquired businesses that were acquired subsequent to June 30, 2009.
     We expect stock-based compensation expense to increase in the third and fourth quarters of 2010 due to recent issuances of stock options as well as the acceleration of vesting on outstanding awards of restricted stock. In May 2010, we granted stock options to certain key employees that vest based on the market price of our common stock. In addition, our board of directors has authorized the acceleration of vesting of certain restricted stock grants that we awarded to many of our employees in 2009 in connection with salary reductions as part of our cash conservation efforts at that time. Such awards were initially subject to vesting over a four year period, but our management and board of directors have determined to accelerate the vesting on such awards to reflect the efforts of our employees and our continued revenue growth over the past year. The acceleration of such awards is authorized to occur during the third and fourth quarters of 2010. The resulting increase in stock-based compensation expense is expected to be included in our operating results for the third and fourth quarters of 2010 as a component of cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Cost of revenues	$12,374	$9,695	$2,679	27.6%	$22,733	$19,731	$3,002	15.2%
As a percentage of revenues	29.5%	30.9%			29.1%	31.8%
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
     Cost of revenues increased by approximately $2.7 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was attributable to an increase of $2.3 million in third party services related to data collection, analysis and validation activities due to the increase in our revenues. In addition, data center and bandwidth costs increased $236,000 due to the use of our new beaconing technology. Due to the overall increase in rent and depreciation costs, we experienced a $93,000 increase in the amount of these costs allocated to cost of revenues for the three months ended June 30, 2010. Included within total cost of revenues for the three months ended June 30, 2010 was approximately $2.4 million related to the acquired businesses that were acquired subsequent to June 30, 2009. Cost of revenues decreased as a percentage of revenues during the three months ended June 30, 2010 as compared to the same period in 2009 due to the decrease in headcount and related costs.

     Cost of revenues increased by approximately $3.0 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was attributable to an increase of $2.9 million in third party services related to data collection, analysis and validation activities due to the increase in our revenues. In addition, data center and bandwidth costs increased $820,000 due to the use of our new beaconing technology. Due to the overall increase in rent and depreciation costs, we experienced a $76,000 increase in the amount of these costs allocated to cost of revenues for the six months ended June 30, 2010.These increases were offset by a $863,000 decrease in employee salaries, benefits and related costs associated with the decrease in headcount. Included within total cost of revenues for the six months ended June 30, 2010 was approximately $3.0 million related to the acquired businesses that were acquired subsequent to June 30, 2009. Cost of revenues decreased as a percentage of revenues during the six months ended June 30, 2010 as compared to the same period in 2009 due to the decrease in headcount and related costs.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Selling and marketing	$12,892	$10,329	$2,563	24.8%	$25,610	$20,815	$4,795	23.0%
As a percentage of revenues	30.7%	32.9%			32.8%	33.6%
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
     Selling and marketing expenses increased by $2.6 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was due to a $1.4 million increase in employee salaries, benefits and related costs associated with the increase in headcount. We also experienced a $397,000 increase in bonus expense due to our 2010 bonus program, which includes a cash component; our 2009 plan was entirely equity based. In addition, we experienced a $397,000 increase in travel expenses due the increase in customers, our internal headcount and the frequency of international travel. Also, due to increased sales as compared to the prior year period, commission expense increased $289,000. Due to the overall increase in rent and depreciation costs, we experienced a $92,000 increase in the amount of these costs allocated to selling and marketing expenses for the three months ended June 30, 2010. Included within total selling and marketing expenses for the three months ended June 30, 2010 was approximately $1.5 million related to the acquired businesses that were acquired subsequent to June 30, 2009. Selling and marketing expenses decreased as a percentage of revenues during 2010 as compared to 2009 due to revenue growth relative to increases in selling and marketing expenses.
     Selling and marketing expenses increased by $4.8 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was due to a $2.2 million increase in employee salaries, benefits and related costs associated with the increase in headcount. We also experienced a $709,000 increase in bonus expense due to our 2010 bonus program, which includes a cash component; our 2009 plan was entirely equity based. In addition, we experienced a $699,000 increase in travel expenses due to our 2010 sales meeting and the increase in customers, our internal headcount and the frequency of international travel. There was no sales meeting in 2009. Also, due to increased sales as compared to the prior year period, commission expense increased $474,000. Due to the overall increase in rent and depreciation costs, we experienced a $262,000 increase in the amount of these costs allocated to selling and marketing expenses for the three months ended June 30, 2010. In addition, we incurred $224,000 in severance payments during the six months ended June 30, 2010. Included within total selling and marketing expenses for the six months ended June 30, 2010 was approximately $2.4 million related to the acquired businesses that were acquired subsequent to June 30, 2009. Selling and marketing expenses decreased as a percentage of revenues during 2010 as compared to 2009 due to revenue growth relative to increases in selling and marketing expenses.
Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Research and development	$6,088	$4,528	$1,560	34.5%	$11,135	$8,533	$2,602	30.5%
As a percentage of revenues	14.5%	14.4%			14.3%	13.8%
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

     Research and development expenses increased by $1.6 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was primarily due to a $1.1 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. In addition, to support our development of new products and the integration of acquired businesses, we experienced increases of $122,000 and $94,000 in our systems and maintenance costs related to computer hardware and software and costs paid to outsourced service providers, respectively. In addition, we also experienced a $104,000 increased allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions. Travel expenses also increased $70,000 due to the integration of the acquired businesses and increased international travel. Included within total research and development expenses for the three months ended June 30, 2010 was approximately $751,000 related to the acquired businesses that were acquired subsequent to June 30, 2009. Research and development costs increased as a percentage of revenues for the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to our investments in research and development new product initiatives relative to our growth in revenues.
     Research and development expenses increased by $2.6 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase was primarily due to a $1.8 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. In addition, to support our development of new products and the integration of acquired businesses, we experienced increases of $260,000 and $146,000 in our systems and maintenance costs related to computer hardware and software and costs paid to outsourced service providers, respectively. In addition, we also experienced a $213,000 increased allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions. Travel expenses also increased $85,000 due to the integration of the acquired businesses and increased international travel. Included within total research and development expenses for the six months ended June 30, 2010 was approximately $908,000 related to the acquired businesses that were acquired subsequent to June 30, 2009. Research and development costs increased as a percentage of revenues for the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to our investments in research and development new product initiatives relative to our growth in revenues.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
General and administrative	$8,167	$4,015	$4,152	103.4%	$14,373	$8,522	$5,851	68.7%
As a percentage of revenues	19.5%	12.8%			18.4%	13.7%
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
     General and administrative expenses increased by $4.2 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was due to a $1.8 million increase in professional fees and outside services, which includes $890,000 for professional services such as legal and tax services associated with our acquisition related activities and $780,000 for other required accounting, legal and general consulting services to meet the needs of our expanding business and $94,000 due to recruiting related fees associated with expanding our general and administrative departments to support the company growth. The increase was also due to a $1.2 million increase in stock-based compensation during the three months ended June 30, 2010 as compared to the prior year period, $862,000 of this increase was due to the market-based stock options granted to key executives during the quarter, and $356,000 was due to our continued use of equity compensation as part of our compensation program. In addition, employee salaries, benefits and related costs associated with an increase in headcount increased $537,000. We also experienced an increase in bonus expense of $138,000 due to our 2010 bonus program which includes a cash component; the 2009 plan was entirely equity based. Included within general and administrative expenses for the three months ended June 30, 2010 was approximately $541,000 related to the acquired businesses that were acquired subsequent to June 30, 2009.
     General and administrative expenses increased by $5.9 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was due to a $2.5 million increase in professional fees and outside services, which includes $1.3 million for professional services such as legal and tax services associated with our acquisition related activities and $962,000 for other required accounting, legal and general consulting services to meet the needs of our expanding business and $188,000 due to recruiting related fees associated with expanding our general and administrative departments to support the company growth. The increase was also due to a $1.5 million increase in stock-based compensation during the six months ended June 30, 2010 as compared to the prior year period, $862,000 of this increase was due to the market-based stock options granted to key executives during the quarter, and $688,000 was due to our continued use of equity compensation as part of our compensation program. In addition, employee salaries, benefits and related costs associated with an increase in headcount increased $929,000 million. We also experienced an increase in bonus expense of $319,000 due to our 2010 bonus program which includes a cash component; the 2009 plan was entirely equity based. Included within general and administrative expenses for the six months ended June 30, 2010 was approximately $918,000 related to the acquired businesses that were acquired subsequent to June 30, 2009.

Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(Unaudited)
	(Dollars in thousands)
Amortization of intangible assets	$658	$327	$331	101.2%	$1,165	$647	$518	80.1%
As a percentage of revenues	1.6%	1.0%			1.5%	1.0%
     Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
     Amortization expense increased $331,000 and $518,000 during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 due to amortization of intangible assets that were acquired during the first quarter of 2010 in connection with our acquisition of ARSgroup, and, to a lesser degree, amortization from intangible assets acquired during the fourth quarter of 2009 in connection with our acquisition of Certifica that were not otherwise included in our consolidated financial results during the first half of 2009.
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
     Interest income, net for the three and six months ended June 30, 2010 was $40,000 and $154,000, respectively, as compared to $134,000 and $309,000 for the three and six months ended June 30, 2009, respectively. The decreases of $94,000 and $155,000 during the three and six months ended June 30, 2010 were due to lower returns from our investments and increases in interest expense associated with capital lease payments.
     Included in Interest and other income, net, was $13,000 and $44,000 in income related to other non-operating related activities for the three and six months ended June 30, 2010.
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
     We recorded losses of $12,000 and $129,000 as compared to gains of $7,000 and $19,000 during the three and six months ended June 30, 2009. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro, British Pound, and the functional currencies of our Latin America entities.
Provision for Income Taxes
     During the three and six months ended June 30, 2010, we recorded income tax provisions of $986,000 and $2.1 million, respectively, compared to $1.4 million and $2.6 million in the same periods of 2009, respectively. The tax provisions for the three and six months ended June 30, 2010 were attributable to current taxes of $725,000 and $984,000, respectively, and the utilization of our deferred tax assets of $261,000 and $1.1 million, respectively. These amounts include $59,000 and $569,000, respectively, of current and deferred tax expense for discrete items such as stock shortfalls, statutory rate changes, and changes in uncertain tax positions recorded during the three and six months ended June 30, 2010. The tax provision for the three and six months ended June 30, 2009 was attributable to current taxes of $230,000 and $157,000, respectively, and the utilization of our U.S. deferred tax assets of $1.2 million and $2.5 million, respectively. These amounts include $154,000 and $657,000, respectively, of deferred tax expense for discrete items such as stock shortfalls recorded during the three and six months ended June 30, 2009.

     During the three and six months ended June 30, 2010 and 2009, certain restricted stock awards vested which generated a tax deduction at a market price that was less than the price of the restricted stock on the dates the shares were granted. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been realized in prior years. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three and six months ended June 30, 2010 and 2009 were impacted. The tax provision impact of the shortfall totaling $122,000 and $301,000 has been included in income tax expense for the three and six months ended June 30, 2010, respectively, and $177,000 and $680,000 for the three and six months ended June 30, 2009, respectively.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$20,692	$11,688
Net cash provided by (used in) investing activities	5,912	(14,181)
Net cash used in financing activities	(3,239)	(1,441)
Effect of exchange rate changes on cash	(322)	701

Net increase (decrease) in cash and cash equivalents	$23,043	$(3,233)

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. As of June 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $86.0 million, which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of June 30, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2010 or 2009.
     The four securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. Based on our current fair value estimate as of June 30, 2010, no adjustment was necessary. During the year ended December 31, 2009 we recorded a $429,000 unrealized gain related to these securities. The unrealized gain is included in Accumulated other comprehensive income within our Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on form 10-Q. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on form 10-Q. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $20.7 million of net cash from operating activities during six months ended June 30, 2010. Our cash flows from operations was driven by our positive net income of $1.1 million, as adjusted for $12.1 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and a non-cash deferred tax expense. In addition, we experienced a $1.6 million decrease in accounts receivable due to improved collections activities during the first half of 2010. We also experienced a $3.7 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. In addition, our operating cash flows were positively impacted due to a $2.2 million increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors. Cash flows from operations were also positively impacted by a $407,000 increase in deferred rent due to tenant allowances related to our leases.
     We generated approximately $11.5 million of net cash from operating activities during the six months ended June 30, 2009. The significant components of cash flows from operations were net income of $1.5 million, adjusted for $8.7 million in non-cash depreciation, amortization and stock-based compensation expenses and $271,000 in bad debt expense, a $5.0 million decrease in accounts receivable due to increased collections activity and a $2.5 million decrease in deferred income taxes, offset by a $2.7 million decrease in amounts collected from customers in advance of when we recognize revenues due to some of our customers changing billing frequency, a $3.5 million decrease in accounts payable and accrued expenses and $245,000 increase in prepaid expenses and other current assets.

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
     We generated $5.9 million of net cash in investing activities during the six months ended June 30, 2010. $25.3 million was generated from maturities of our investments. This amount was offset by $16.8 million, net of cash acquired, which was used for the acquisition of ARSgroup. In addition, $2.6 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $405,000 was funded through landlord allowances received in connection with our Canadian office lease.
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
Financing Activities
     We used $3.2 million of cash during the six months ended June 30, 2010 for financing activities. This included $3.6 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition, we used $420,000 to make payments on our capital lease obligations offset by $789,000 in proceeds from the exercise of our common stock options.
     We used $1.4 million of cash during the six months ended June 30, 2009 for financing activities. This included $1.3 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition, we used $479,000 to make payments on our capital lease obligations offset by $290,000 in proceeds from the exercise of our common stock options.
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
     In March 2010, we increased our equipment line of credit with Banc of America Leasing & Capital, LLC to $11.2 million. The equipment line of credit is available to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. The initial utilization of this credit facility was an equipment lease for approximately $1.1 million bearing an interest rate of approximately 5% per annum. The base term for this lease is thirty-six months and includes a nominal charge in the event of prepayment. The lease payment is approximately $403,000 per annum. In March 2010 we entered into an equipment lease for approximately $3.6 million bearing an interest rate of approximately 5% per annum. The base term for this lease is forty-two months and includes a nominal charge in the event of prepayment. The lease payment is approximately $1.1 million per annum. In June 2010 we entered into an equipment lease for approximately $1.9 million bearing an interest rate of approximately 5% per annum. The base term for this lease is thirty-six months and includes a nominal charge in the event of prepayment. The lease payment is approximately $686,000 million per annum. Assets acquired under equipment leases secure the obligations.
     On June 29, 2010, we extended our $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon funded debt to unrestricted EBITDA ratio, through July 31, 2010. This line of credit includes no restrictive financial covenants. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the six months ended June 30, 2010, four letters of credit were reduced by approximately $563,000 and no amounts were borrowed against the line of credit. As of June 30, 2010, $3.4 million of letters of credit were outstanding, leaving $1.6 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement. On July 27, 2010, we extended our $5.0 million revolving line of credit with Bank of America through September 30, 2010.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of June 30, 2010, our cash reserves were maintained in bank deposit accounts, treasury notes, and auction rate securities totaling $88.8 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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
Interest Rate Sensitivity
     As of June 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $86.0 million. These amounts were invested primarily in bank deposit account and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the six months ended June 30, 2010, our interest exposure would have been approximately $19,000, assuming consistent investment levels.
Auction Rate Securities
     As of June 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $86.0 million which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of June 30, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2009 or during the six months ended June 30, 2010.
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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 86% and 87% of our net revenues during the full year 2009 and the six months ended June 30, 2010, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, which is typically one year, and we cannot assure that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Some of our customers have elected not to renew their subscription agreements with us in the past. If we experience a change of control, as defined in such agreements, some of our customers also have the right to terminate their subscriptions. Moreover, some of our major customers have the right to cancel their subscription agreements without cause at any time. Given the current unpredictable economic conditions as well as our limited historical data with respect to rates of customer subscription renewals, we may have difficulty accurately predicting future customer renewal rates. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers’ spending levels. In this regard, we have seen a number of customers with weaker balance sheets choosing not to renew subscriptions with us during economic downturns.
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
In mid-2008, we closed our acquisition of M:Metrics and have integrated this business into our own. In November 2009, we acquired the Certifica group of companies located in Latin America. Additionally, in 2010, we acquired the ARSgroup and in July 2010, we acquired Nexius, Inc. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
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
Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism. Existing and future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and the collection or use of personal information and online usage information may create negative public reaction related to our business practices. The U.S. Congress and various media sources have expressed concern over the collection of online usage information from cable providers and telecommunications operators to facilitate targeted Internet advertising, and the collection of online behavioral data generally. A similar concern has been raised by regulatory agencies in the United Kingdom. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage, and the European Commission has issued directives requiring the regulation of cookies throughout the European Union. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, which could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to spyware and adware concerns, numerous programs are available, many of which are available for free, that claim to identify and remove spyware and adware from users’ computers. Some of these anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or as a potential spyware application. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications, to apply best industry practices for obtaining appropriate consent from panelists and protecting the privacy and confidentiality of our panelist data and to comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or as a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the year ended December 31, 2009 we derived over 29% of our total revenues from our top 10 customers. For the six months ended June 30, 2010 we derived approximately 33% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain large customers to terminate or reduce their subscriptions. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the year ended December 31, 2009 we derived approximately 12% of our total revenues from Microsoft. For the six months ended June 30, 2010 we derived approximately 12% of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007 and remained slow throughout 2008 and 2009. Notwithstanding certain signs of recovery during the first quarter of 2010, economic growth may continue to stagnate during 2010 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
For the first six months of 2010, our renewal rates for our subscription-based products remained reasonably consistent during this period on a dollar-basis with 2008 and 2009. In addition, we experienced increases in project revenues and renewal rates of smaller customers during the six month period ended June 30, 2010.
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
The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:
•	large and small companies that provide data and analysis of consumers’ online behavior, including Compete Inc., Google, Inc., Hitwise Pty. Ltd, Quantcast, Visual Measures and Nielsen;

•	online advertising companies that provide measurement of online ad effectiveness, including aQuantive, Inc., Google/DoubleClick Inc., ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron Inc., Nielsen Media Research, Inc. and Taylor Nelson Sofres (owned by WPP Group plc);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture, Inc. (owned by Adobe), Coremetrics, Visual Sciences and WebTrends Corporation;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive Inc., Ipsos Group, Synnovate, GFK, Kantar and The Nielsen Company;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Dynamic Logic, Inc., Insight Express, LLC and Marketing Evolution Inc.; and

•	specialty information providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Nielsen Mobile, Inc. (telecommunications).
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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 738 employees as of June 30, 2010 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made during 2009, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.
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
Although we achieved net income in the 2009 fiscal year of $4.0 million and $1.1 million for the six months ended June 30, 2010, respectively, we cannot assure you that we will continue to sustain or increase profitability in the future. As of June 30, 2010, we had an accumulated deficit of $50.6 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
We currently leverage a large content delivery network, or CDN, to provide services that allow us to offer a more efficient tagging solution for our Media Metrix 360 product offerings. If that service faced unplanned outage or the service became immediately unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise the costs and could contribute the delays or losses in tag data that could affect the quality and reputation of our Media Metrix 360 data products.
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
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, restricting the use of cookies without opt-in consent by the user. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information as part of a larger initiative to regulate online behavioral advertising. A similar concern has been raised by regulatory agencies in the United Kingdom. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
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
As of June 30, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $47.2 million and $31.2 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, at June 30, 2010 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $13.4 million, which will begin to expire in 2014.
We periodically assess the likelihood that we will be able to recover our deferred tax assets, principally net operating loss carryforwards. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis of all available evidence, both positive and negative, the total valuation allowance against our deferred tax assets decreased by $141,000 during the six months ended June 30, 2010, primarily due to foreign currency translations adjustments offset by estimated tax losses for 2010.
As of June 30, 2010, we had a valuation allowance of $3.4 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica entities. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we expect to recognize income tax expense in the period such determination is made for the increase in the valuation allowance. These events could have a material impact on our reported results of operations.
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
As of June 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $86.0 million. As of June 30, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have prevented us and other investors in recent periods from liquidating some holdings of auction rate securities. As there were no auctions for these securities during the six months ended June 30, 2010, we may incur additional losses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2010
     None.
(b) Use of Proceeds from Sale of Registered Equity Securities
     None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended June 30, 2010, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
			Total	Approximate
			Number of	Dollar Value) of
			Shares	Shares
			(or Units)	(or Units)
			Purchased	that May
			as Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per Share	Plans of	Plans or
	Purchased(1)	(or Unit)	Programs	Programs
April 1 — April 30, 2010	15,098	$15.16	—	—
May 1 — May 31, 2010	27,898	$13.81	—	—
June 1 — June 30, 2010	37,201	$2.76	—	—

Total	80,197		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.

     For the three months ended June 30, 2010, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2010	1,650	$0.00
May 1 — May 31, 2010	5,716	$0.00
June 1 — June 30, 2010	31,455	$0.00

Total	38,821

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2010, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2010	13,448	$17.02
May 1 — May 31, 2010	22,182	$17.37
June 1 — June 30, 2010	5,746	$17.86

Total	41,376

Item 3. Defaults Upon Senior Securities
     None
Item 4. Removed and Reserved
     N/A
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
Date: August 9, 2010

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