Form 10-Q
period 2010-09-30
COMSCORE, INC.
filed 2010-11-09
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2010, there were 31,423,815 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$36,233	$58,284
Short-term investments	12	29,833
Accounts receivable, net of allowances of $388 and $510, respectively	37,180	34,922
Prepaid expenses and other current assets	3,130	2,324
Deferred tax assets	10,313	11,044

Total current assets	86,868	136,407
Long-term investments	2,621	2,809
Property and equipment, net	23,175	17,302
Other non-current assets	1,207	193
Long-term deferred tax assets	9,159	9,938
Intangible assets, net	52,744	8,745
Goodwill	81,939	42,014

Total assets	$257,713	$217,408

Current liabilities:
Accounts payable	$4,541	$2,009
Accrued expenses	14,087	8,370
Deferred revenues	58,267	48,140
Deferred rent	1,205	1,231
Capital lease obligations	2,505	360

Total current liabilities	80,605	60,110
Deferred revenue, long-term	933	—
Deferred rent, long-term	7,997	8,210
Capital lease obligations, long-term	4,760	674
Other long-term liabilities	661	475

Total liabilities	94,956	69,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2010 and December 31, 2009; 31,421,190 and 30,385,590 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	31	30
Additional paid-in capital	212,665	199,270
Accumulated other comprehensive income	2,827	324
Accumulated deficit	(52,766)	(51,685)

Total stockholders’ equity	162,757	147,939

Total liabilities and stockholders’ equity	$257,713	$217,408

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$45,703	$31,916	$123,802	$93,915
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	13,743	9,455	36,480	29,186
Selling and marketing (1)	16,319	10,241	41,929	31,057
Research and development (1)	7,254	4,677	18,389	13,210
General and administrative (1)	10,204	4,353	24,577	12,874
Amortization of intangible assets resulting from acquisitions	1,380	385	2,545	1,032

Total expenses from operations	48,900	29,111	123,920	87,359

Net (loss) income from operations	(3,197)	2,805	(118)	6,556

Interest and other (expense) income, net	(37)	39	116	348
Loss from foreign currency	(83)	(71)	(207)	(53)

(Loss) income before income taxes	(3,317)	2,773	(209)	6,851

Income tax benefit (provision)	1,182	(1,828)	(874)	(4,445)

Net (loss) income	$(2,135)	$945	$(1,083)	$2,406

Net (loss) income available to common stockholders per common share:
Basic	$(0.07)	$0.03	$(0.04)	$0.08
Diluted	$(0.07)	$0.03	$(0.04)	$0.08

Weighted-average number of shares used in per share calculation — common stock:
Basic	31,223,077	30,204,147	30,942,078	29,914,460
Diluted	31,223,077	31,157,222	30,942,078	30,879,072

(1)	Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$569	$277	$1,045	$925
Selling and marketing	2,079	1,234	4,335	3,573
Research and development	699	285	1,278	829
General and administrative	2,407	755	5,257	2,056

Comprehensive income:
Net (loss) income	$(2,135)	$945	$(1,083)	$2,406
Other comprehensive income:
Foreign currency cumulative translation adjustment	3,119	(131)	2,705	689
Unrealized loss on marketable securities, net of tax effect of ($4) and $9 for the three and nine months ended September 30, 2010, respectively, and $14 and $49 for the three and nine months ended September 30, 2009, respectively	(183)	(23)	(202)	(78)

Total comprehensive income	$801	$791	$1,420	$3,017
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009

Operating activities
Net (loss) income	$(1,083)	$2,406
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,775	4,924
Amortization of intangible assets resulting from acquisitions	2,545	1,032
Provisions for bad debts	31	271
Stock-based compensation	11,915	7,377
Amortization of deferred rent	(650)	(432)
Amortization of bond premium	188	422
Deferred tax provision	19	4,188
Loss on asset disposal	13	108
Changes in operating assets and liabilities:
Accounts receivable	3,154	3,177
Prepaid expenses and other current assets	(360)	(34)
Accounts payable, accrued expenses, and other liabilities	1,224	(3,482)
Deferred rent	407	331
Deferred revenues	(1,694)	(1,868)

Net cash provided by operating activities	24,872	18,420

Investing activities
Acquisition, net of cash acquired	(68,880)	—
Purchase of investments	—	(41,925)
Sales and maturities of investments	29,964	40,197
Purchase of property and equipment	(3,354)	(4,826)

Net cash used in investing activities	(42,270)	(6,554)

Financing activities
Proceeds from the exercise of common stock options	897	412
Repurchase of common stock	(4,725)	(1,470)
Principal payments on capital lease obligations	(944)	(725)

Net cash used in financing activities	(4,772)	(1,783)
Effect of exchange rate changes on cash	119	596

Net (decrease) increase in cash and cash equivalents	(22,051)	10,679
Cash and cash equivalents at beginning of period	58,284	34,297

Cash and cash equivalents at end of period	$36,233	$44,976

Supplemental disclosures for non-cash financing activities
Capital lease obligations incurred	$7,078	$1,121
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
Unaudited Interim Financial Information
     The consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 12, 2010 with the SEC. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010 or thereafter. All references to September 30, 2010 and 2009 or to the three or nine months ended September 30, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.
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
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the three and nine months ended September 30, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
Cash and Cash Equivalents and Investments
     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
     Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the three and nine months ended September 30, 2010 and 2009 were not material.
     Interest income on investments was $68,000 and $140,000 for the three months ended September 30, 2010 and 2009, respectively, and $251,000 and $484,000 for the nine months ended September 30, 2010 and 2009, respectively.
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
Business Combinations
     The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in the valuation allowance are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when other businesses are acquired. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The Company estimates the fair value of identifiable intangible assets acquired using several different valuation approaches, including the relief from royalty method and, income and market approaches. The relief from royalty method assumes that if the Company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The Company generally uses the relief from royalty method for estimating the value of acquired technology/methodology assets. The income approach converts the anticipated economic benefits that the Company assumes will be realized from a given asset into value. Under this approach, value is measured as the present value of anticipated future net cash flows generated by an asset. The Company generally uses the income approach to value customer relationship assets and non-compete agreements. The market approach compares the acquired asset to similar assets that have been sold. The Company generally uses the market approach to value trade names and brand assets.
     Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with one reporting unit. However, with the recent acquisitions of Nexius, Inc., or Nexius, and Nedstat B.V., or Nedstat, the Company is in the process of evaluating if additional operating and reporting segments are required. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2009 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2009 test.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	3 to 10
Customer relationships	7 to 12
Panel	7
Intellectual property	10
Trade names	2 to 10
Impairment of Long-Lived Assets
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and nine months ended September 30, 2010 or 2009.
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
     The Company incurred foreign currency transaction losses of $83,000 and $207,000 for the three and nine months ended September 30, 2010, respectively and incurred foreign currency transaction losses of $71,000 and $53,000 for the three and nine months ended September 30, 2009, respectively. These losses and gains are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
     On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including implementation, training and customized consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 985-605, Software Recognition and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed contract method. The Company currently does not have vendor specific objective evidence (“VSOE”) for the multiple deliverables and accounts for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue the Company accrues for costs immediately.
     On August 31, 2010, the Company completed its acquisition of Nedstat, resulting in additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). The Company’s arrangements generally contain multiple elements, consisting of the various service offerings, with revenue recognition occurring ratably over the remaining subscription term after all elements have commenced delivery.
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
     The Company issues restricted stock awards where restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For stock awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
     The Company recorded stock-based compensation expense of $5.8 million and $11.9 million for the three months and nine months ended September 30, 2010, respectively, and $2.6 million and $7.4 million for the three and nine months ended September 30, 2009, respectively. As of December 31, 2009, there was an accrual for $1.7 million for compensation earned during 2009 that was settled with shares of restricted stock granted in February 2010. There was no accrual as of September 30, 2010 as the 2010 bonus plan is cash based.

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
Earnings Per Share
     Basic earnings per share is calculated by dividing the net (loss) income attributed to controlling interests for the period by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders and, accordingly are considered participating securities that are included in the two-class method of computing basic earnings per share.
     Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share and per share data)
Net (loss) income	$(2,135)	$945	$(1,083)	$2,406

Weighted-average shares outstanding-common stock, basic	31,223,077	30,204,147	30,942,078	29,914,460
Dilutive effect of
Options to purchase common stock	—	909,355	—	928,637
Unvested shares of restricted stock units	—	32,787	—	28,313
Warrants to purchase common stock	—	10,933	—	7,662

Weighted-average shares outstanding-common stock, diluted	31,223,077	31,157,222	30,942,078	30,879,072

Net (loss) income per share-common stock:

Basic	$(0.07)	$0.03	$(0.04)	$0.08
Diluted	$(0.07)	$0.03	$(0.04)	$0.08
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Stock options and restricted stock units	1,818,068	50,518	1,379,314	97,235
Common stock warrants	9,210	2,000	9,492	2,000

Recent Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued a new revenue accounting standards update, Multiple-Deliverable Revenue Arrangements, which amends the revenue guidance under the ASC Subtopic 605-25, Multiple Element Arrangements. This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. This new guidance will become effective for comScore on January 1, 2011. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated financial statements.
     In January 2010, the FASB issued a new fair value accounting standard update, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. This update requires additional disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance during the first quarter of 2010 and the adoption of this guidance had no impact on its consolidated results of operations and financial condition.
3. Business Combinations
     The Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined.
      For the three and nine months ended September 30, 2010, approximately $1.1 million and $2.4 million, respectively, of transaction related costs are included in the Company’s consolidated statements of operations as a component of the Company’s general and administrative expenses.
Certifica
     On November 11, 2009, the Company completed its acquisition of Certifica, a leading analyst of Internet traffic measurement in Latin America, pursuant to the Agreement and Plan of Acquisition dated November 11, 2009, (the “Acquisition”). Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the outstanding common stock of Certifica in a cash transaction.
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
     The Company is in the process of evaluating the opening balance sheet liabilities and other tax related items. The Company has included the financial results of Certifica in its consolidated financial statements beginning November 11, 2009.
ARSgroup
     On February 19, 2010, the Company completed its acquisition of ARSgroup (“ARS”), a leading technology-driven market research firm that measures the persuasion of advertising on TV and multi-media platforms, pursuant to the Agreement and Plan of Acquisition dated February 10, 2010, (the “ARS Acquisition”). Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the outstanding common stock of ARS in a cash transaction.
     The ARS Acquisition resulted in goodwill of approximately $8.2 million. This amount represents the residual amount of the total purchase price of $17.7 million after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of ARS. The Company acquired ARS to provide it with technology-driven market research capabilities for measuring the effectiveness of advertising creative content. The additional resources will allow the Company to create new products and tools for designing and measuring more effective advertising on TV, online, and cross media campaigns.
     Definite-lived intangible assets of $9.5 million consist of the value assigned to ARS’s methodology and database, customer relationships and trade name of $4.1 million, $4.1 million and $1.3 million, respectively. The useful lives range from two to ten years (see Note 2).
     ARS made an Internal Revenue Code section 338(h)(10) election with respect to the acquisition transaction. With such an election, the Company has fair market value basis in the ARS assets and liabilities for both tax and book purposes and no opening deferred tax balances. The Company is in the process of evaluating other tax related items. The Company has included the financial results of ARS in its consolidated financial statements beginning February 19, 2010.
Nexius, Inc.
     On July 1, 2010, the Company completed its acquisition of Nexius, a leading a provider of carrier-grade mobile network analysis and intelligence solution, of which the Company acquired the Nexius’s product portfolio, pursuant to a Stock Purchase Agreement dated July 1, 2010 (the “Nexius Acquisition”).

     The aggregate amount of the consideration paid by the Company upon the closing of the transaction was $20.9 million, of which approximately $3.0 million was paid in cash to satisfy certain of Nexius’s existing debt obligations. Following payment of transaction expenses, the remaining estimated merger consideration of $15.3 million in cash and an aggregate of 158,070 shares of the Company’s common stock valued at $2.6 million was paid to the Nexius shareholders and holders of certain Nexius equity rights.
     The Nexius Acquisition resulted in goodwill of approximately $13.7 million. This amount represents the residual amount of the total purchase price after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nexius. The Company acquired Nexius to solidify it as a leader in the mobile category.
     Definite-lived intangible assets of $17.1 million consist of the value assigned to Nexius’s customer relationships, core technology and trade name of $14.5 million, $1.6 million and $1.0 million respectively. The useful lives range from two to twelve years (see Note 2).
     The Company is in the process of evaluating the opening balance sheet liabilities and other tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The Company has included the financial results of Nexius in its consolidated financial statements beginning July 1, 2010.
     The preliminary purchase price is allocated as follows (in thousands) (unaudited):

Cash and cash equivalents	$4
Accounts receivable	484
Prepaid expenses and other current assets	57
Deferred tax asset	1,621
Property and equipment	290
Accounts payable	(1,390)
Other accrued liabilities	(456)
Deferred revenue	(3,395)
Deferred tax liability	(6,685)
Note Payable	(393)

Net tangible liabilities acquired	(9,863)
Definite-lived intangible assets acquired	17,050
Goodwill	13,701

Total estimated purchase price	$20,888

     In connection with the preliminary purchase price allocation, the estimated fair value of the deferred revenue assumed from Nexius in connection with the Nexius Acquisition was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the assumed contractual obligations plus a market profit margin. The present value of the sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the obligations. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the services.
Nedstat B.V.
     On August 31, 2010, the Company completed its acquisition of Nedstat, a leading provider of technology that helps web sites, particularly publishers and video companies, analyze the behavior of their users with powerful analytic tools, pursuant to the Stock Purchase Agreement dated August 31, 2010 (the “Nedstat Acquisition”).
     The aggregate amount of the consideration paid by the Company upon the closing of the transaction was approximately $34.4 million in cash and an aggregate of 58,045 shares of the Company’s common stock valued at $1.1 million was issued to two key shareholders of Nedstat.
     The Nedstat Acquisition resulted in goodwill of approximately $16.8 million. This amount represents the residual amount of the total purchase price after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nedstat. The Company acquired Nedstat to help transform the Company into a broad based “Digital Business Analytics company” and solidify its Unified Digital Measurement (“UDM”) platform.
     Definite-lived intangible assets of $18.7 million consist of the value assigned to Nedstat’s customer relationships, core technology and trade name of $15.2 million, $1.9 million and $1.6 million, respectively. The useful lives range from two to seven years (see Note 2).
     The Company is in the process of evaluating the opening balance sheet liabilities and other tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The Company has included the financial results of Nedstat in its consolidated financial statements beginning September 1, 2010.

The preliminary purchase price is allocated as follows (in thousands) (unaudited):

Cash and cash equivalents	$622
Accounts receivable	2,939
Prepaid expenses and other current assets	177
Property and equipment	1,520
Deferred tax asset	3,317
Other long term assets	224
Accounts payable	(878)
Other accrued liabilities	(2,283)
Deferred revenue	(5,583)

Net tangible assets acquired	55
Definite-lived intangible assets acquired	18,673
Goodwill	16,764

Total estimated purchase price	$35,492

     In connection with the preliminary purchase price allocation, the estimated fair value of the deferred revenue assumed from Nedstat in connection with the Nedstat Acquisition was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the assumed contractual obligations plus a market profit margin. The present value of the sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the obligations. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the services.
Pro Forma Adjusted Summary
     The results of Nexius and Nedstat’s operations have been included in the Consolidated Financial Statements subsequent to the acquisition dates.
     The unaudited financial information provided below summarizes the combined results of operations of the Company and Nexius and Nedstat on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The unaudited pro forma adjusted summary combines the historical results for the Company for the periods presented with the historical results for Nexius and Nedstat for those same periods. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s financial position or results of operations, which would actually have been obtained had such transaction been completed as of the date or for the periods presented, or of the financial position or results of operations that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Revenues	$47,531	$37,749	$134,582	$111,804
Net loss	$(3,726)	$(906)	$(9,664)	$(4,281)
Basic loss per share to common stockholders	$(0.12)	$(0.03)	$(0.32)	$(0.15)
Diluted loss per share to common stockholders	$(0.12)	$(0.03)	$(0.32)	$(0.15)
     For pro forma adjusted summary purposes, the financial impacts of Certifica and ARS were not included as they were not significant individually or in the aggregate.
4. Investments and Fair Value Measurements
     As of September 30, 2010 and December 31, 2009, the Company had $2.6 million and $2.8 million, respectively, in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million.
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
     As of September 30, 2010, based on the Company’s current fair value estimate, the Company recorded an $188,000 unrealized loss on these investments. The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of September 30, 2010 and December 31, 2009. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.
     Marketable securities, which are classified as available-for-sale, are summarized below (in thousands).

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain (Loss)	Value	Investments	Investments
	(Unaudited)
As of September 30, 2010:
Investments in public company stock	$12	$—	$12	$12	$—
Auction rate securities	2,380	241	2,621	—	2,621

	$2,392	$241	$2,633	$12	$2,621

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of December 31, 2009:
U.S. treasury notes	$29,810	$23	$29,833	$29,833	$—
Auction rate securities	2,380	429	2,809	—	2,809

	$32,190	$452	$32,642	$29,833	$2,809

     There were no gross unrealized losses related to available-for-sale securities as of September 30, 2010 and December 31, 2009.
     Cash equivalents have original maturity dates of three months or less. All investments, excluding auction rate securities, have original maturity dates between three months and two years. Auction rate securities have original maturity dates in excess of fifteen years.
     The fair value hierarchy of the Company’s marketable securities at fair value as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Unobservable
	September 30,	Identical Assets	Inputs
	2010	(Level 1)	(Level 3)
		(Unaudited)
Assets:
Investments in public company stock	$12	$12	$—
Auction rate securities	2,621	—	2,621

Total	$2,633	$12	$2,621

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Unobservable
	December 31,	Identical Assets	Inputs
	2009	(Level 1)	(Level 3)
Assets:
U.S. treasury notes	$29,833	$29,833	$—
Auction rate securities	2,809	—	2,809

Total	$32,642	$29,833	$2,809

     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term
Investments
Balance on December 31, 2009	$2,809
Reduction in unrealized gains included in other comprehensive income	(188)

Balance on September 30, 2010 (unaudited)	$2,621

5. Goodwill and Intangible Assets
     Approximately $17.0 million and $1.9 million of the Company’s goodwill are recorded in Euros and the local currencies of its South American subsidiaries, respectively, and therefore, are subject to foreign currency translation adjustments. The change in the carrying value of goodwill for the nine months ended September 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$42,014
Purchase price allocation for ARS (unaudited)	8,217
Purchase price allocation for Nexius (unaudited)	13,701
Purchase price allocation for Nedstat (unaudited)	16,764
Foreign currency translation (unaudited)	1,243

Balance as of September 30, 2010 (unaudited)	$81,939

     Certain of the Company’s intangible assets are recorded in British Pounds, Euros and the local currencies of its South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortized acquired intangible assets are as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(Unaudited)
Trade names	$4,104	$(276)	$3,828	$165	$(14)	$151
Customer relationships	38,911	(2,008)	36,903	4,000	(709)	3,291
Acquired methodologies/technologies	10,219	(1,258)	8,961	2,479	(599)	1,880
Intellectual property	2,566	(599)	1,967	2,568	(407)	2,161
Panel	1,627	(542)	1,085	1,763	(501)	1,262

	$57,427	$(4,683)	$52,744	$10,975	$(2,230)	$8,745

     Amortization expense related to intangible assets was approximately $1.4 million and $2.5 million for the three and nine months ended September 30, 2010, respectively, and $385,000 and $1.0 million for the three and nine months ended September 30, 2009, respectively.
     The weighted average remaining amortization period by major asset class as of September 30, 2010, is as follows (unaudited):

(In years)
Trade names	5.0
Acquired methodologies/technologies	6.7
Customer relationships	8.6
Panel	4.7
Intellectual property	7.7

     The estimated future amortization of acquired intangible assets as of September 30, 2010 is as follows (unaudited):

(In thousands)
2010	$1,988
2011	7,938
2012	7,592
2013	6,971
2014	6,927
Thereafter	21,328

$52,744

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
     In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows (unaudited):

	September 30, 2010
	Capital	Operating
	Leases	Leases
	(In thousands)
2010	$701	$1,707
2011	2,803	6,337
2012	2,680	5,578
2013	1,606	4,771
2014	—	4,867
Thereafter	—	17,893

Total minimum lease payments	7,790	$41,153

Less amount representing interest	(525)

Present value of net minimum lease payments	7,265
Less current portion	(2,505)

Capital lease obligations, long-term	$4,760

     Total rent expense was $1.4 million and $4.1 million for the three and nine months ended September 30, 2010, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2009, respectively. During the nine months ended September 30, 2010, the Company recorded $405,000 of deferred rent and capitalized assets as a result of landlord allowances in connection with its Toronto office lease. The deferred rent will be applied to rent expense recognized by the Company over the lease term.
Contingencies
     On September 28, 2010, the Company extended its $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios, through November 30, 2010. This line of credit includes no restrictive financial covenants. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the nine months ended September 30, 2010, five letters of credit were reduced by approximately $646,000 and no amounts were borrowed against the line of credit. As of September 30, 2010, $3.3 million of letters of credit were outstanding, leaving $1.7 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

     The Company has no asserted claims as of September 30, 2010, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
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
     During the three and nine months ended September 30, 2010, the Company recorded income tax benefit of $1.2 million and income tax expense of $874,000, respectively, resulting in effective tax rates of 35.6% and 418.2%, respectively, for such periods. During the three and nine months ended September 30, 2009, the Company recorded income tax expense of $1.8 million and $4.4 million, respectively, resulting in effective tax rates of 65.9% and 64.9%, respectively, for such periods. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, and changes in statutory tax rates which were enacted in the current year. During the three and nine months ended September 30, 2010 and 2009, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $41,000 and $342,000 have been included in income tax expense for the three and nine months ended September 30, 2010, respectively, and $96,000 and $776,000 for the three and nine months ended September 30, 2009, respectively. The exercise of certain stock options and the vesting of certain restricted stock awards during the three and nine months ended September 30, 2010 and 2009, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     As of September 30, 2010 and December 31, 2009, the Company had a valuation allowance of $4.9 million and $3.6 million, respectively, related to the acquired deferred tax assets (primarily net operating loss carryforwards) of the M:Metrics UK subsidiary, the deferred tax assets related to the value of the auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases. The increase in valuation allowance of approximately $1.3 million during the nine months ended September 30, 2010 was attributable to the current year net operating losses generated and expected to expire unutilized by certain foreign subsidiaries.
     As of September 30, 2010, the Company concluded that no events occurred during the nine months ended September 30, 2010 that would significantly impact its valuation allowance against deferred tax assets. Management will continue to evaluate its valuation allowance position on a regular basis. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.
     As of September 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of approximately $1.4 million and $1.2 million, respectively. The increase in unrecognized tax benefits of approximately $162,000 is attributable to additional uncertain tax positions identified during the nine months of 2010, a portion of which was acquired as part of the ARS and Nedstat acquisitions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010 and December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $699,000 and $489,000, respectively.
     The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. Federal examinations by tax authorities for years before 2007 or state and local examinations by tax authorities for years before 2006 although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
8. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of September 30, 2010 and December 31, 2009, the Plans provided for the issuance of a maximum of approximately 7.8 million shares and

6.6 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2010, the shares available for grant increased 1,215,423 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of September 30, 2010, a total of 1,633,214 shares were available for future grant under the 2007 Plan.
     The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
     On May 6, 2010, the Compensation Committee of the Company’s Board of Directors awarded on May 4, 2010, a total of 1,043,045 stock options to the Company’s then employed named executive officers. These options are subject to market-based vesting, whereby 100% of the shares subject to option will vest in the event that the Company’s common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012 (the “Trigger”). 50% of the shares subject to the options will vest upon achievement of the Trigger and the remaining 50% of the shares subject to the options will vest on the one year anniversary of the achievement of the Trigger, subject to the named executive officer’s continued status as a service provider of the Company through such dates. Stock-based compensation expense for the three and nine months ended September 30, 2010 included $1.4 million and $2.3 million related to the market-based stock options.
     In July 2010, the Compensation Committee of the Company’s Board of Directors authorized the accelerated vesting of certain shares of restricted stock and restricted stock units. The acceleration of 63,678 shares occurred on July 30, 2010 with a second tranche to be accelerated on November 15, 2010 for approximately 63,000 shares. Stock-based compensation expense for the three and nine months ended September 30, 2010 included approximately $1.1 million due to the accelerated vesting.
     The following are the weighted-average assumptions used in valuing the stock options granted during the nine months ended September 30, 2010 and a discussion of the Company’s assumptions. No stock options were issued during the three months ended September 30, 2010.

Three and Nine
Months
Ended September 30,
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
A summary of the Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2009	993,279	$2.11

Options granted (unaudited)	1,043,045	$18.21
Options exercised (unaudited)	215,098	$4.19		$2,730
Options forfeited (unaudited)	5,628	$9.65
Options expired (unaudited)	8,857	$4.60

Options outstanding at September 30, 2010 (unaudited)	1,806,741	$11.13	4.25	$22,180

Options exercisable at September 30, 2010 (unaudited)	757,544	$1.40	3.75	$16,553

     The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at September 30, 2010. The aggregate intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. As of September 30, 2010, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $4.2 million, which the Company expects to recognize over a weighted average period of approximately 1.04 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the nine months ended September 30, 2010, a total of 126,690 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of September 30, 2010 is presented as follows (unaudited):

				Weighted
			Total Number	Average
		Restricted	of Shares	Grant-Date
	Restricted	Stock	Underlying	Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2009	1,599,283	186,819	1,786,102	$13.11
Granted (unaudited)	958,194	189,900	1,148,094	16.49
Vested (unaudited)	780,638	62,605	843,243	13.69
Forfeited (unaudited)	126,690	21,478	148,168	13.28

Nonvested at September 30, 2010 (unaudited)	1,650,149	292,636	1,942,785	$14.84

     The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of September 30, 2010 was $45.7 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of September 30, 2010 was 2.32 years.
     The Company granted nonvested stock awards at no cost to recipients during the nine months ended September 30, 2010. As of September 30, 2010, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $23.5 million, which the Company expects to recognize over a weighted average period of approximately 1.73 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 843,243 shares of the Company’s restricted stock and restricted stock units vesting during the nine months ended September 30, 2010, the Company repurchased 291,256 shares at an aggregate purchase price of approximately $4.7 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At September 30, 2010, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants (unaudited):

Common stock available for future issuances under the Plans	1,633,214
Common stock available for outstanding options and restricted stock units	2,099,377
Common stock warrants	24,375

3,756,966

Unregistered Sales of Equity Securities
     On July 1, 2010, in connection with its purchase all of the outstanding capital stock of Nexius, the Company issued a total of 158,070 unregistered shares of comScore common stock as partial consideration for such acquisition.
     On August 31, 2010, in connection with its purchase of all of the outstanding capital stock of Nedstat, the Company issued a total of 58,045 shares of common stock to two key employee shareholders of Nedstat. These shares were issued pursuant to the terms of Stock Purchase Agreements based on the purchase of such number of shares equal to 30% of such sharesholders’ respective consideration received in the acquisition of Nedstat by the Company.
9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2010 and 2009 is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)
United States	$36,797	$26,983	$102,072	$79,861
Canada	2,038	1,588	5,828	4,416
Europe (EMEA)	4,932	2,830	10,458	8,538
Latin America	1,419	226	4,057	476
Asia	517	289	1,387	624

Total Revenues	$45,703	$31,916	$123,802	$93,915

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below (in thousands):

	September 30,	December 31,
	2010	2009
	(Unaudited)
United States	$21,035	$17,023
Canada	411	23
Europe	1,708	256
Latin America/Asia	21	—

Total	$23,175	$17,302

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. In the middle of November 2009, we acquired Certifica, Inc., a leader in web measurement in Latin America, as part of our global expansion. Certifica maintains offices and sales resources in six Latin American countries, which we hope will provide a platform to enhance our business in that region. On February 10, 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our clients with actionable information to improve their creative and strategic messaging targeted against specific audiences. On July 1, 2010, we acquired the outstanding stock of Nexius, Inc., or Nexius. Nexius is a provider of mobile carrier-grade products that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. On August 31, 2010, we acquired the outstanding stock of Nedstat B.V., or Nedstat. Nedstat is a provider of web analytics and innovative video measurement solutions.
     Our total revenues have grown to $127.7 million during the fiscal year ended December 31, 2009 and $123.8 million for the first three quarters of 2010 from $66.3 million during the fiscal year ended December 31, 2006. By comparison, our total expenses from operations have grown to $118.2 million during the fiscal year ended December 31, 2009 and $123.9 million during the first three quarters of 2010 from $60.7 million during the fiscal year ended December 31, 2006. The growth in our revenues has been primarily the result of:
•	increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers;

•	the sales of new products to existing and new customers;

•	growth in sales outside of the U.S. as a result of entering into new international markets in, and

•	growth due to acquisitions.

     As of September 30, 2010, we had 1,682 customers, 229 of which came from acquired businesses, compared to 706 as of December 31, 2006. We sell most of our products through our direct sales force.
     As a result of the recent global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and continuing economic uncertainties, the direction and relative strength of the U.S. and global economies have become increasingly uncertain. During 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During the first half of 2010 the U.S. and other economics showed signs of recovery and we continued to add net new customers at a rate higher than quarterly average net increases during 2009. In addition, our existing customers renewed their subscriptions at a rate of over 91% based on dollars renewed during the first three quarters of 2010. However, if economic recovery slows or adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
Our Revenues
     We derive our revenues primarily from the fees that we charge for subscription-based products and customized projects. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. We market our subscription-based products, customized projects and survey services within the comScore Media Metrix product family, comScore Marketing Solutions, our mobile solutions including Nexius products, and Nedstat’s web analytics solutions.
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 86% of total revenues during the nine months ended September 30, 2010, 86% of total revenues in 2009, 83% of total revenues in 2008 and 79% of total revenues in 2007.
     Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2009, our international revenues were $19.7 million, an increase of $3.2 million, or 19%, compared to 2008. For the nine months ended September 30, 2010, our international revenues were $21.7 million, an increase of $7.7 million, or 54% over international revenues of $14.0 million for the nine months ended September 30, 2009. International revenues comprised approximately 18% of our total revenues for the nine months ending September 30, 2010 and 15% and 14% of our total revenues for the fiscal years ended December 31, 2009 and 2008, respectively.
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
     On July 1, 2010, we completed our acquisition of Nexius, Inc., resulting in additional revenue sources, including software licenses, professional services (including implementation, training and customized consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC 985-605, Software Recognition and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed contract period method. We currently do not have vendor specific objective evidence, or VSOE, for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue we accrue for costs immediately.
     On August 31, 2010, we completed our acquisition of Nedstat, resulting in additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). Our arrangements generally contain multiple elements, consisting of the various service offerings, with revenue recognition occurring ratably over the remaining subscription term after all elements have commenced delivery.

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
     In connection with our acquisition of Nexius, Inc., we acquired additional revenue sources, including software licenses, professional services (including implementation, training and customized consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with ASC 985-605, Software Recognition and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed contract method. We currently do not have VSOE for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue we accrue for costs immediately.
     In connection with our acquisition of Nedstat, we acquired additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). Our arrangements generally contain multiple elements, consisting of the various service offerings, with revenue recognition occurring ratably over the remaining subscription term after all elements have commenced delivery.

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
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. We recognize these items at fair value when they are considered to be impaired. During the three and nine months ended September 30, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
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
     Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the three and nine months ended September 30, 2010 and 2009.

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
     Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and nine months ended September 30, 2010 and 2009.
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
Income Taxes
     We account for income taxes using the asset and liability method. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheets. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the deferred tax assets, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. In evaluating projections of future taxable income, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we cannot conclude that it is more likely than not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the carrying value of such assets.
     As of September 30, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.2 million and $35.5 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal and in 2014 for state income tax reporting purposes. As of September 30, 2010, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $31.0 million, which begins to expire in 2014. In addition, as of September 30, 2010, we had alternative minimum tax credit carryforwards of $1.2 million which can be carried forward indefinitely and research and development credit carryforwards of approximately $701,000 which begin to expire in 2025.
     As of September 30, 2010 and December 31, 2009, we recorded valuation allowances against certain deferred tax assets of $4.9 million and $3.6 million, respectively. At September 30, 2010 and December 31, 2009, the valuation allowance was primarily related to the acquired deferred tax assets of our M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica and Nedstat entities.
     As of December 31, 2009, we concluded that it was not more likely than not that a substantial portion of our deferred tax assets in certain foreign jurisdictions would be realized and that an increase in the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2009, the current overall economic environment, and the uncertainty regarding the profitability of acquired businesses. As a result, we recorded an increase in the deferred tax asset valuation allowance of approximately $719,000. As of September 30, 2010, we concluded that no events occurred during the nine months ended September 30, 2010 that would impact our valuation allowance against deferred tax assets.
     The exercise of certain stock options and the vesting of certain restricted stock awards during the nine months ended September 30, 2010 and 2009 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     During the three and nine months ended September 30, 2010 and 2009, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $41,000 and $342,000 has been included in income tax expense for the three and nine months ended September 30, 2010, respectively, and $96,000 and $776,000 for the three and nine months ended September 30, 2009, respectively. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
     For uncertain tax positions, we use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As of September 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $1.4 million and $1.2 million, respectively, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2010 and December 31, 2009, the amount of accrued interest and penalties on unrecognized tax benefits was $699,000 and $489,000, respectively. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2007 or state and local tax examinations by tax authorities for years before 2006, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
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
     We issue restricted stock awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, we recognize compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, we start recognizing compensation cost over the remaining service period when it is probable the performance condition will be met. Stock awards that contain performance or market vesting conditions, are excluded from diluted earning per share computations until the contingency is met as of the end of that reporting period.
     If factors change and we employ different assumptions in future periods, the compensation expense we record may differ significantly from what we have previously recorded. Beginning in 2007, we made use of restricted stock awards and reduced our use of stock options as a form of stock-based compensation.
     At September 30, 2010, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $27.7 million, which is expected to be recognized over a weighted-average period of 1.63 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	30.1	29.6	29.5	31.1
Selling and marketing	35.7	32.1	33.9	33.1
Research and development	15.9	14.7	14.9	14.1
General and administrative	22.3	13.6	19.9	13.7
Amortization	3.0	1.2	2.1	1.1

Total expenses from operations	107.0	91.2	100.3	93.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Unaudited)
(Loss) income from operations	(7.0)	8.8	(0.3)	6.9
Interest and other (expense) income, net	(0.1)	0.1	0.1	0.4
Loss from foreign currency	(0.2)	(0.2)	(0.2)	(0.1)

Income before income taxes	(7.3)	8.7	(0.4)	7.2
Provision for income taxes	2.6	(5.7)	(0.6)	(4.7)

Net (loss) income	(4.7)	3.0	(1.1)	2.5

Three and Nine Month Periods ended September 30, 2010 compared to the Three and Nine Month Periods ended September 30, 2009
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Revenues	$45,703	$31,916	$13,787	43.2%	$123,802	$93,915	$29,887	31.8%
     Total revenues increased by approximately $13.8 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The revenue growth was substantially due to increased sales to our existing customer base as a result of both organic growth and acquisitions. In addition, our customer base continued to grow as compared to the prior year period. Included in total revenues for the three months ended September 30, 2010 was approximately $8.0 million related to our acquired businesses that were acquired subsequent to September 30, 2009. Our total customer base grew by a net increase of 466 customers to 1,682 customers, including 229 from the acquired businesses, as of September 30, 2010 from 1,216 as of September 30, 2009. Sales to existing customers totaled $40.1 million during the three months ended September 30, 2010, which was an increase of $11.5 million over the corresponding period in 2009. During the same period, revenues from new customers were $5.6 million, an increase of approximately $2.3 million from the prior year period.
     Revenues from customers outside of the U.S. totaled approximately $8.9 million, or approximately 19.5% of total revenues, during the three months ended September 30, 2010, which was an increase of $4.0 million compared to the prior year period. The increase was due to ongoing international expansion as well as the acquisition of international based businesses such as Nedstat and Certifica. During the three months ended September 30, 2010, revenues increased $2.1 million for Europe, $1.2 million for Latin America, $450,000 for Canada and $228,000 for Asia as compared to the prior year period.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $11.2 million during the three months ended September 30, 2010, from $27.2 million in the corresponding year period. In addition, our project-based revenues increased by approximately $2.6 million during the three months ended September 30, 2010, from $4.7 million in the corresponding year period.
     Total revenues increased by approximately $29.9 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The revenue growth was substantially due to increased sales to our existing customer base as a result of both organic growth and acquisitions. In addition, our customer base continued to grow as compared to the prior year period. Included in total revenues for the nine months ended September 30, 2010 was approximately $16.8 million related to our acquired businesses that were acquired subsequent to September 30, 2009.
     Sales to existing customers totaled $110.5 million during the nine months ended September 30, 2010, which was an increase of $27.2 million over the corresponding period in 2009. During the same period, revenues from new customers were $13.3 million, an increase of approximately $2.7 million from the prior year period.
     Revenues from customers outside of the U.S. totaled approximately $21.7 million, or approximately 17.6% of total revenues, during the nine months ended September 30, 2010, which was an increase of $7.7 million compared to the prior year period. The increase was due to ongoing international expansion efforts as well as the acquisition of international based businesses such as Nedstat and Certifica. During the nine months ended September 30, 2010, revenues increased $3.6 million for Latin America, $1.9 million for Europe, $1.4 million for Canada and $763,000 for Asia as compared to the prior year period.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $25.4 million during the nine months ended September 30, 2010, from $80.6 million in the corresponding year period. In addition, our project-based revenues increased by approximately $4.5 million during the nine months ended September 30, 2010, from $13.3 million in the corresponding year period.
Operating Expenses
     Our operating expenses consist of cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses and amortization expenses.
     Included in our operating expenses are costs such as rent and other facilities related costs, and depreciation expense. During the three and nine months ended September 30, 2010, rent and other facilities related costs increased by approximately $246,000 and $584,000, respectively, compared to the three and nine months ended September 30, 2009 due to acquired businesses. During the three and nine months ended September

30, 2010, depreciation expense increased by approximately $562,000 and $851,000, respectively, compared to the three and nine months ended September 30, 2009. The increases were attributable to new office facilities and capital expenditures to support our infrastructure and position us for future growth and acquired businesses. The related increases were allocated to cost of revenues, sales and marketing, research and development, and general and administrative costs.
     Also included in our operating expenses for the three and nine months ended September 30, 2010 was approximately $9.5 million and $15.9 million related to the acquired businesses that were acquired subsequent to September 30, 2009. These amounts are included in our operating results as a component of cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. In addition, in conjunction with acquisition related activities, we incurred approximately $1.1 million and $2.4 million of transaction related costs for the three and nine months ended September 30, 2010, respectively. These amounts are included in our operating results as a component of our general and administrative expenses.
     During the three and nine months ended September 30, 2010, we incurred $1.4 million and $2.3 million, respectively, of stock-based compensation due to stock options granted in May 2010 to certain key employees that vest based on the market price of our common stock. These amounts are included in our operating results as a component of our general and administrative expenses. In July 2010 our Board of Directors authorized the acceleration of vesting of certain restricted stock grants that we awarded to many of our employees in 2009 in connection with salary reductions as part of our cash conservation efforts at that time. Such awards were initially subject to vesting over a four year period, but our management and Board of Directors authorized the accelerated vesting on such awards to reflect the efforts of our employees and our continued revenue growth over the past year. A portion of the acceleration of such awards occurred during the third quarter of 2010 with the remaining portion to be accelerated in the fourth quarter of 2010. This vesting modification resulted in $1.1 million of stock-based compensation that was included in our operating results as a component of cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses for the three and nine months ended September 30, 2010. In addition, in conjunction with our acquisition of Nexius and Nedstat, shares of restricted stock and restricted stock units were issued to certain employees of the acquired businesses, some of these stock award grants included 25% immediate vesting. As a result of the immediate vesting of shares, we incurred $620,000 of stock-based compensation expense during the three and nine months ended September 30, 2010. This amount was included in our operating results as a component of sales and marketing expenses and research and development expenses.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Cost of revenues	$13,743	$9,455	$4,288	45.4%	$36,480	$29,186	$7,294	25.0%
As a percentage of revenues	30.1%	29.6%			29.5%	31.1%
     Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panel and systems, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.
     Cost of revenues increased by approximately $4.3 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was attributable to an increase of $2.2 million in third party services related to data collection, analysis and validation activities due to the increase in our revenues. In addition, data center and bandwidth costs increased $705,000 due to the use of our new beaconing technology. The increase was also due to a $713,000 increase in employee salaries, benefits and related costs, including bonus expense, associated with the increase in headcount. In addition, stock-based compensation expense increased $292,000 during the three months ended September 30, 2010 as compared to the prior year period, due to our continued use of equity compensation as part of our compensation program. Due to the overall increase in rent and depreciation costs, we experienced a $541,000 increase in the amount of these costs allocated to cost of revenues for the three months ended September 30, 2010. These increases were offset by a $291,000 decrease in panel development. Included within total cost of revenues for the three months ended September 30, 2010 was approximately $2.3 million related to the acquired businesses that were acquired subsequent to September 30, 2009. Cost of revenues increased as a percentage of revenues during the three months ended September 30, 2010 as compared to the same period in 2009 due to the increase in headcount and related costs.
     Cost of revenues increased by approximately $7.3 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was attributable to an increase of $5.2 million in third party services related to data collection, analysis and validation activities due to the increase in our revenues. In addition, data center and bandwidth costs increased $1.5 million due to the use of our new beaconing technology. Due to the overall increase in rent and depreciation costs, we experienced a $616,000 increase in the amount of these costs allocated to cost of revenues for the nine months ended September 30, 2010. The increase was also due to a $120,000 increase in stock-based compensation during the three months ended September 30, 2010 as compared to the prior year period, due to our continued use of equity compensation as part of our compensation program. These increases were offset by a $195,000 decrease in panel development. Included within total cost of revenues for the nine months ended September 30, 2010 was approximately $4.7 million related to the acquired businesses that were acquired subsequent to September 30, 2009. Cost of revenues decreased as a percentage of revenues during the nine months ended September 30, 2010 as compared to the same period in 2009 due to the decrease in headcount and related costs.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Selling and marketing	$16,319	$10,241	$6,078	59.3%	$41,929	$31,057	$10,872	35.0%
As a percentage of revenues	35.7%	32.1%			33.9%	33.1%
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
     Selling and marketing expenses increased by $6.1 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was due to a $2.8 million increase in employee salaries, benefits and related costs associated with the increase in headcount. We also experienced a $436,000 increase in bonus expense due to our 2010 bonus program, which includes a cash component; our 2009 plan was entirely equity based. In addition, we incurred $171,000 in severance payments during the three months ended September 30, 2010. The increase was also due to a $845,000 increase in stock-based compensation during the three months ended September 30, 2010 as compared to the prior year period, due to our continued use of equity compensation as part of our compensation program. In addition, we experienced a $634,000 increase in travel expenses due to the increase in our customer base, our internal headcount and the frequency of international travel. Also, due to increased sales as compared to the prior year period, commission expense increased $651,000. Due to the overall increase in rent and depreciation costs, we experienced a $141,000 increase in the amount of these costs allocated to selling and marketing expenses for the three months ended September 30, 2010. Included within total selling and marketing expenses for the three months ended September 30, 2010 was approximately $3.8 million related to the acquired businesses that were acquired subsequent to September 30, 2009. Selling and marketing expenses increased as a percentage of revenues during 2010 as compared to 2009 due to increases in selling and marketing expenses in support of the revenue growth experienced.
     Selling and marketing expenses increased by $10.9 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was due to a $5.0 million increase in employee salaries, benefits and related costs associated with the increase in headcount. We also experienced a $1.1 million increase in bonus expense due to our 2010 bonus program, which includes a cash component; our 2009 plan was entirely equity based. In addition, we incurred $394,000 in severance payments during the nine months ended September 30, 2010. The increase was also due to a $762,000 increase in stock-based compensation during the three months ended September 30, 2010 as compared to the prior year period, due to our continued use of equity compensation as part of our compensation program. In addition, we experienced a $1.3 million increase in travel expenses due to our 2010 sales meeting and the increase in our customer base, our internal headcount and the frequency of international travel. There was no sales meeting in 2009. Also, due to increased sales as compared to the prior year period, commission expense increased $1.1 million. Due to the overall increase in rent and depreciation costs, we experienced a $403,000 increase in the amount of these costs allocated to selling and marketing expenses for the three months ended September 30, 2010. Included within total selling and marketing expenses for the nine months ended September 30, 2010 was approximately $6.1 million related to the acquired businesses that were acquired subsequent to September 30, 2009. Selling and marketing expenses as a percent of revenue remained consistent with the prior year period.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Research and development	$7,254	$4,677	$2,577	55.1%	$18,389	$13,210	$5,179	39.2%
As a percentage of revenues	15.9%	14.7%			14.9%	14.1%
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
     Research and development expenses increased by $2.6 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was due to a $1.6 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. The increase was also due to a $414,000 increase in stock-based compensation during the three months ended September 30, 2010 as compared to the prior year period, due to our continued use of equity compensation as part of our compensation program. In addition, to support our development of new products and the integration of acquired businesses, we experienced increases of $158,000 and $201,000 in our systems and maintenance costs related to computer hardware and software and costs paid to outsourced service providers, respectively. In addition, we also experienced an $82,000 increased allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions. Travel expenses also increased $112,000 due to the integration of the acquired businesses and increased international travel. Included within total research and development expenses for the three months ended September 30, 2010 was approximately $1.5 million related to the acquired businesses that were acquired subsequent to September 30, 2009. Research and development costs increased as a percentage of revenues for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to our investments in research and development new product initiatives relative to our growth in revenues.
     Research and development expenses increased by $5.2 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase was primarily due to a $3.4 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. The increase was also due to a $449,000 increase in stock-based compensation during the three months ended September 30, 2010 as compared to the prior year period, due to our continued use of equity compensation as part of our compensation program. In addition, to support our development of new products and the integration of acquired businesses, we experienced increases of $419,000 and $346,000 in our systems and maintenance costs related to computer hardware and software and costs paid to outsourced service providers, respectively. In addition, we also experienced a $295,000 increased allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions. Travel expenses also increased $198,000 due to the integration of the acquired businesses and increased international travel. Included within total research and development expenses for the nine months ended September 30, 2010 was approximately $2.4 million related to the acquired businesses that were acquired subsequent to September 30, 2009. Research and development costs increased as a percentage of revenues for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to our investments in research and development new product initiatives relative to our growth in revenues.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
General and administrative	$10,204	$4,353	$5,851	134.4%	$24,577	$12,874	$11,703	90.9%
As a percentage of revenues	22.3%	13.6%			19.9%	13.7%
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
     General and administrative expenses increased by $5.9 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was due to a $1.8 million increase in professional fees and outside services, which includes $790,000 for professional services such as legal and tax services associated with our acquisition related activities, $512,000 for other required accounting, legal and general consulting services to meet the needs of our expanding business, $381,000 for non-capitalizable consulting services and internal software implementation projects and $80,000 due to recruiting related fees associated with expanding our general and administrative departments to support the company growth. The increase was also due to a $1.7 million increase in stock-based compensation during the three months ended September 30, 2010 as compared to the prior year period, $1.4 million of this increase was due to the market-based stock options granted to key executives during the second quarter of 2010, and $356,000 was due to our continued use of equity compensation as part of our compensation program. In addition, employee salaries, benefits and related costs associated with an increase in headcount increased $780,000. We also experienced an increase in bonus expense of $325,000 due to our 2010 bonus program which includes a cash component; the 2009 plan was entirely equity based. In addition, we incurred $814,000 in severance payments during the three months ended September 30, 2010. General facility and overhead related expenses increased $460,000 due to increased headcount and business acquisitions. Included within general and administrative expenses for the three month ended September 30, 2010 was approximately $1.9 million related to the acquired businesses that were acquired subsequent to September 30, 2009.
     General and administrative expenses increased by $11.7 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was due to a $4.3 million increase in professional fees and outside services, which includes $2.1 million for professional services such as legal and tax services associated with our acquisition related activities and $1.2 million for other required accounting, legal and general consulting services to meet the needs of our expanding business, $737,000 for non-capitalizable consulting services and internal software implementation projects and $268,000 due to recruiting related fees associated with expanding our general and administrative departments to support the company growth. The increase was also due to a $3.2 million increase in stock-based compensation during the nine months ended September 30, 2010 as compared to the prior year period, $2.3 million of this increase was due to the market-based stock options granted to key executives during the second quarter of 2010, and $900,000 was due to our continued use of equity compensation as part of our compensation program. In addition, employee salaries, benefits and related costs associated with an increase in headcount increased $1.7 million.

We also experienced an increase in bonus expense of $644,000 due to our 2010 bonus program which includes a cash component; the 2009 plan was entirely equity based. In addition, we incurred $899,000 in severance payments during the nine months ended September 30, 2010. General facility and overhead related expenses increased $856,000 due to increased headcount and business acquisitions. Included within general and administrative expenses for the nine months ended September 30, 2010 was approximately $2.8 million related to the acquired businesses that were acquired subsequent to September 30, 2009.
Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
				(Unaudited)
				(Dollars in thousands)
Amortization of intangible assets	$1,380	$385	$995	258.4%	$2,545	$1,032	$1,513	146.6%
As a percentage of revenues	3.0%	1.2%			2.1%	1.1%
     Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
     Amortization expense increased $995,000 and $1.5 million during the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 due to amortization of intangible assets that were acquired during the nine months ended September 30, 2010 in connection with our acquisition of ARSgroup, Nexius and Nedstat and, to a lesser degree, amortization from intangible assets acquired during the fourth quarter of 2009 in connection with our acquisition of Certifica that were not otherwise included in our consolidated financial results during the first nine months of 2009.
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
     Interest (expense) income, net for the three and nine months ended September 30, 2010 was $36,000 net interest expense and $74,000 net interest income, respectively, as compared to $131,000 and $438,000 net interest income for the three and nine months ended September 30, 2009, respectively. The decreases of $167,000 and $364,000 during the three and nine months ended September 30, 2010 were due to lower returns from our investments and increases in interest expense associated with capital lease payments.
     Included in Interest and other income, net, was $42,000 in income related to other non-operating related activities for the nine months ended September 30, 2010.
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
     We recorded losses of $83,000 and $207,000 for the three and nine months ended September 30, 2010, respectively, as compared to losses of $71,000 and $53,000 during the three and nine months ended September 30, 2009, respectively. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro, British Pound, and the functional currencies of our Latin America entities.
Provision for Income Taxes
     During the three and nine months ended September 30, 2010, we recorded an income tax benefit of $1.2 million and an income tax provisions of $874,000, respectively, compared to income tax provisions of $1.8 million and $4.4 million in the same periods of 2009, respectively. The tax provisions for the three and nine months ended September 30, 2010 were attributable to current taxes of ($129,000) and $855,000, respectively, and the utilization of our deferred tax assets of ($1.1) million and $19,000, respectively. These amounts include ($951,000) and ($381,000), respectively, of current and deferred tax expense for discrete items such as stock shortfalls, statutory rate changes, and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2010. The tax provision for the three and nine months ended September 30, 2009 was attributable to current taxes of $100,000 and $257,000, respectively, and the utilization of our U.S. deferred tax assets of $1.8 million and $4.2 million, respectively. These amounts include $71,000 and $728,000, respectively, of deferred tax expense for discrete items such as stock shortfalls recorded during the three and nine months ended September 30, 2009.
     During the three and nine months ended September 30, 2010 and 2009, certain restricted stock awards vested that generated a tax deduction at a market price that was less than the price of the restricted stock on the dates the shares were granted. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been realized in prior years. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three and nine months ended September 30, 2010 and 2009 were impacted. The tax provision impact of the shortfall totaling $41,000 and $342,000 has been included in income tax expense for the three and nine months ended September 30, 2010, respectively, and $96,000 and $776,000 for the three and nine months ended September 30, 2009, respectively.
Recent Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$24,872	$18,420
Net cash used in investing activities	(42,270)	(6,554)
Net cash used in financing activities	(4,772)	(1,783)
Effect of exchange rate changes on cash	119	596

Net (decrease) increase in cash and cash equivalents	$(22,051)	$10,679

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. As of September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $36.2 million, which represent cash generated from operating activities. As of September 30, 2010, we held $2.6 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2010 or 2009.
     The four securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. During the year ended December 31, 2009 we recorded a $429,000 unrealized gain related to these securities. Based on our current fair value estimate as of September 30, 2010, we recorded a $188,000 unrealized loss. The net unrealized gain of $241,000 is included in Accumulated other comprehensive income within our Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on form 10-Q. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on form 10-Q. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $24.9 million of net cash from operating activities during nine months ended September 30, 2010. Our cash flows from operations was driven by our net loss of $1.1 million, as adjusted for $20.5 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and a non-cash deferred tax expense. In addition, we experienced a $3.2 million decrease in accounts receivable due to improved collections activities during the nine months ended September 30, 2010. We also experienced a $1.7 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. In addition, our operating cash flows were positively impacted due to a $1.2 million increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors. Cash flows from operations were also positively impacted by a $407,000 increase in deferred rent due to tenant allowances related to our leases.
     We generated approximately $18.4 million of net cash from operating activities during the nine months ended September 30, 2009. The significant components of cash flows from operations were net income of $2.4 million, adjusted for $13.3 million in non-cash depreciation, amortization and stock-based compensation expenses and $271,000 in bad debt expense, a $3.2 million decrease in accounts receivable due to increased collections activity and a $4.2 million decrease in deferred income taxes, offset by a $1.9 million decrease in amounts collected from customers in advance of when we recognize revenues due to some of our customers changing billing frequency and a $3.5 million decrease in accounts payable and accrued expenses.

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
     We used $42.3 million of net cash in investing activities during the nine months ended September 30, 2010. $68.9 million, net of cash acquired was used for the acquisition of ARSgroup, Nexius, and Nedstat. In addition, $3.4 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $405,000 was funded through landlord allowances received in connection with our Canadian office lease. These amounts were offset by $30.0 million generated from maturities of our investments.
     We used $6.6 million of net cash in investing activities during the nine months ended September 30, 2009, a net $1.7 million of which was used to purchase investments. In addition, $4.8 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $333,000 was funded through landlord allowances received in connection with our Seattle office lease.
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
Financing Activities
     We used $4.8 million of cash during the nine months ended September 30, 2010 for financing activities. This included $4.7 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition, we used $944,000 to make payments on our capital lease obligations offset by $897,000 in proceeds from the exercise of our common stock options.
     We used $1.8 million of cash during the nine months ended September 30, 2009 for financing activities. This included $1.5 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition, we used $725,000 to make payments on our capital lease obligations offset by $412,000 in proceeds from the exercise of our common stock options.
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
     In March 2010, we increased our equipment line of credit with Banc of America Leasing & Capital, LLC to $11.2 million. The equipment line of credit is available to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. The initial utilization of this credit facility was an equipment lease for approximately $1.1 million bearing an interest rate of approximately 5% per annum. The base term for this lease is thirty-six months and includes a nominal charge in the event of prepayment. The lease payment is approximately $403,000 per annum. In March 2010 we entered into an equipment lease for approximately $3.6 million bearing an interest rate of approximately 5% per annum. The base term for this lease is forty-two months and includes a nominal charge in the event of prepayment. The lease payment is approximately $1.1 million per annum. In June 2010 we entered into an equipment lease for approximately $1.9 million bearing an interest rate of approximately 5% per annum. The base term for this lease is thirty-six months and includes a nominal charge in the event of prepayment. The lease payment is approximately $686,000 million per annum. In September 2010 we entered into an equipment lease for approximately $1.6 million bearing an interest rate of approximately 4% per annum. The base term for this lease is thirty-six months and includes a nominal charge in the event of prepayment. The lease payment is approximately $564,000 million per annum. Assets acquired under equipment leases secure the obligations.
     On September 28, 2010, we extended our $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon funded debt to unrestricted EBITDA ratio, through November 30, 2010. This line of credit includes no restrictive financial covenants. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the nine months ended September 30, 2010, five letters of credit were reduced by approximately $646,000 and no amounts were borrowed against the line of credit. As of September 30, 2010, $3.3 million of letters of credit were outstanding, leaving $1.7 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.

Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of September 30, 2010, our cash reserves were maintained in bank deposit accounts and auction rate securities totaling $38.9 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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
     Due to our increased presence in Europe and the fluctuations between the U.S. Dollar and the Euro, our revenues and operating results may be adversely impacted.
Interest Rate Sensitivity
     As of September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $36.2 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the nine months ended September 30, 2010, our interest exposure would have been approximately $7,000, assuming consistent investment levels.
Auction Rate Securities
     As of September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $36.2 million which represent cash generated from operating activities. As of September 30, 2010, we held $2.6 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2009 or during the nine months ended September 30, 2010.
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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 86% of our net revenues during the full year 2009 and the nine months ended September 30, 2010, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may make our data collection and analysis systems more susceptible to defects or errors. The companies that we recently acquired also rely on data collection and analysis software and systems to service enterprise clients. Any defect in our panelist data collection software, our census collection systems, our enterprise focused software and systems, network systems, statistical projections or other methodologies could lead to consequences that impact operating results, including:
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
We have in the past and may in the future change our methodologies, the methodologies of acquired companies, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. For example, in 2009, we adopted new methodology that would integrate server-based web beacon information with our existing panel-based data. In 2009, we also acquired and entered into a strategic alliance with web analytics companies in order to enhance the scope of our server-based web beacon information. As a result, some of our existing customers or customers of acquired entities may refuse to participate, or participate only in a limited fashion, and other may become dissatisfied as a result of changes in our methodology and decide not to continue purchasing their subscriptions or may decide to discontinue providing us with their web beacon or other server-side information. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, thereby damaging our brand and harming our reputation. Additionally, we expect that we will need to further integrate new capabilities with our existing methodologies if we develop or acquire additional products or lines of business in the future. The resulting future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause additional customer dissatisfaction and result in loss of customers.
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
In mid-2008, we closed our acquisition of M:Metrics and have integrated this business into our own. In November 2009, we acquired the Certifica group of companies located in Latin America. Additionally, in 2010, we acquired the ARSgroup, Nexius, Inc. and Nedstat B.V. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
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
During 2009, we acquired a company with a substantial presence in multiple Latin American countries, and in 2010, we acquired a company with a substantial presence in multiple European countries. Despite this acquisition, we otherwise have had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts we have begun to undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the year ended December 31, 2009 and the nine months ended September 30, 2010 we derived approximately 29% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large client companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, ARS and Nexius, both recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the year ended December 31, 2009 we derived approximately 12% of our total revenues from Microsoft. For the nine months ended September 30, 2010 we derived approximately 11% of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time and do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant.
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
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. Recently, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007 and remained slow throughout 2008 and 2009. Notwithstanding certain signs of recovery during early 2010, economic growth may continue to stagnate during 2010 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
For the first nine months of 2010, our renewal rates for our subscription-based products remained reasonably consistent during this period on a dollar-basis with 2008 and 2009. In addition, we experienced increases in project revenues and renewal rates of smaller customers during the nine month period ended September 30, 2010.
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
The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ digital media behavior, including Compete Inc., Google, Inc., Hitwise Pty. Ltd, Quantcast Corporation, Visible Measures Corporation and The Nielsen Company;

•	online advertising companies that provide measurement of online ad effectiveness, including Microsoft/ Google, ValueClick, Inc. and WPP Group plc;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Google, Inc., Arbitron Inc., The Nielsen Company and Taylor Nelson Sofres (owned by WPP Group plc);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Adobe Systems Incorporated, Coremetrics (an IBM company)Google Inc., and WebTrends Inc.;

•	full-service market research firms and survey providers that may measure online behavior and attitudes or conduct communications evaluation and testing, including Crowd Science, Inc., Harris Interactive Inc., Ipsos Group, Synnovate, GfK Group, Kantar (owned by WPP Group plc) and The Nielsen Company;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Dynamic Logic, Inc. (a Millward Brown Company), Insight Express, LLC and Marketing Evolution Inc.; and

•	specialty information providers and enterprise software and analytical service providers for certain industries that we serve, including IMS Health Incorporated (healthcare) and Nielsen Mobile, Inc. (telecommunications); Arantech, Aircom International, International Business Machines, Corp.
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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 926 employees as of September 30, 2010 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made during 2009, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Increasing our customer base and achieving broader market acceptance of our products will depend to a significant extent on our ability to expand our sales and marketing operations. We expect to continue to rely on our direct sales force to obtain new customers. We may expand or enhance our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel, and our ability to cross train our existing sales force with the sales forces of acquired businesses so that the sales personnel have the necessary information and ability to sell or develop sales prospects for both our products and the products of recently-acquired companies. In general, new hires require significant training and substantial experience before becoming productive. Our recent hires and planned hires may not become as productive as we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we currently operate or where we seek to conduct business. Our business will be seriously harmed if the efforts to expand our sales and marketing capabilities are not successful or if they do not generate a sufficient increase in revenues.
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
Although we achieved net income in the 2009 fiscal year of $4.0 million, we incurred a net loss of $1.1 million for the nine months ended September 30, 2010. As such we cannot assure you that we will be able to sustain or increase profitability in the future, particularly if we engage in additional acquisition activity. As of September 30, 2010, we had an accumulated deficit of $52.8 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
We have limited experience with respect to our pricing model, and if the fees we charge for our products are unacceptable to our customers, our revenues and operating results will be harmed.
We have limited experience in determining the fees that our existing and potential customers will find acceptable for our products, the products of companies that we recently acquired, and any potential products that are developed as a result of the integration of our company with acquired companies. The majority of our customers purchase specifically-tailored subscription packages that are priced in the aggregate. Due to the level of customization of such subscription packages, the pricing of contracts or individual product components of such packages may not be readily comparable across customers or periods. Existing and potential customers may have difficulty assessing the value of our products and services when comparing it to competing products and services. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers with the fees we have historically charged. As a result, it is possible that future competitive dynamics in our market as well as global economic pressures may require us to reduce our fees, which could have an adverse effect on our revenues, profitability and operating results.
If we are unable to sell additional products to our existing customers or attract new customers, our revenue growth will be adversely affected.
To increase our revenues, we believe we must sell additional products to existing customers, including existing customers of acquired businesses, and regularly add new customers. If our existing and prospective customers do not perceive our products to be of sufficient value and quality, we may not be able to increase sales to existing customers and attract new customers, or we may have difficulty retaining existing customers, and our operating results will be adversely affected.
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
As of September 30, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.2 million and $35.5 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, at September 30, 2010 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $31.0 million, which will begin to expire in 2014.
We periodically assess the likelihood that we will be able to recover our deferred tax assets, principally net operating loss carryforwards. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis of all available evidence, both positive and negative, the total valuation allowance against our deferred tax assets increased by $1.3 million during the nine months ended September 30, 2010, primarily due to estimated tax losses for 2010.
As of September 30, 2010, we had a valuation allowance of $4.9 million against certain deferred tax assets. The valuation allowance relates to the acquired deferred tax assets of the M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica and Nedstat entities. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we expect to recognize income tax expense in the period such determination is made for the increase in the valuation allowance. These events could have a material impact on our reported results of operations.
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
As of September 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $36.2 million. As of September 30, 2010, we held $2.6 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have prevented us and other investors in recent periods from liquidating some holdings of auction rate securities. As there were no auctions for these securities during the nine months ended September 30, 2010, we may incur additional losses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2010
As previously reported in our Current Report on Form 8-K (file no. 000-1158172), filed July 1, 2010, on July 1, 2010, in connection with our purchase all of the outstanding capital stock of Nexius, Inc. (“Nexius”), we issued a total of 158,070 unregistered shares of comScore common stock as partial consideration for such acquisition. These shares were issued in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by (i) Section 4(2) of the Securities Act and (ii) Regulation D promulgated under the rules and regulations of the Securities Act.
As previously reported in our Current Report on Form 8-K (file no. 000-1158172), filed September 1, 2010, on August 31, 2010, in connection with our purchase of all of the outstanding capital stock of Nedstat B.V. (“Nedstat”), we issued a total of 58,045 shares of common stock to two key employee shareholders of Nedstat. These shares were issued pursuant to the terms of Stock Purchase Agreements based on the purchase of such number of shares equal to 30% of such sharesholders’ respective consideration received in the acquisition of Nedstat by the Company. These shares were issued in reliance upon exemptions from the registration requirements of the Securities Act provided by (i) Section 4(2) of the Securities Act and (ii) Regulation S promulgated under the rules and regulations of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
     None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended September 30, 2010, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of
			Shares	Shares
			(or Units)	(or Units)
			Purchased	that May
	Total Number		as Part	Yet Be
	of	Average	of Publicly	Purchased
	Shares (or	Price	Announced	Under the
	Units)	Per Share	Plans of	Plans or
	Purchased(1)	(or Unit)	Programs	Programs
July 1 — July 31, 2010	81,902	$8.62	—	—
August 1 — August 31, 2010	26,465	$15.56	—	—
September 1 — September 30, 2010	239	$—	—	—

Total	108,606		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.
     For the three months ended September 30, 2010, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total
	Number of	Average
	Shares	Price
	Purchased	Per Share
July 1 — July 31, 2010	44,848	$0.00
August 1 — August 31, 2010	3,612	$0.00
September 1 — September 30, 2010	239	$0.00

Total	48,699

     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2010, these shares consisted of the following:

	Total
	Number of	Average
	Shares	Price
	Purchased	Per Share
July 1 — July 31, 2010	37,054	$19.04
August 1 — August 31, 2010	22,853	$18.02
September 1 — September 30, 2010	—	$—

Total	59,907

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
/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 9, 2010

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement by and amoung the Registrant, Nexius, Inc., the Shareholders of Nexius, Inc. and Nabil Taleb, as representative of the Sellers, dated July 1, 2010

2.2	Stock Purchase Agreement by and amoung the Registrant, CS Worldnet Holdings B.V., Nedstat B.V., the equity holders of Nedstat B.V. and Stichting Sellers Nedstat, as the respresentative of the Sellers, dated August 31, 2010

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.