Form 10-K
period 2010-12-31
COMSCORE, INC.
filed 2011-03-15
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $364.8 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 11, 2011, there were 31,806,149 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2011 annual meeting of stockholders, anticipated to be filed with the Securities and Exchange Commission no later than 120 days following the registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2010

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

Overview

We provide a leading global digital marketing intelligence and measurement platform that helps our customers make better-informed business decisions and implement more effective digital business strategies. Our products and solutions offer our customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior.

Our digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide, which is comprised of persons and households with at least one computer being actively measured by us within the previous thirty-day period that have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. Beginning in Summer 2009, the panel information has been complemented by comScore Media Metrix 360, a “Unified Digital Measurement” solution to digital audience measurement that blends panel and server methodologies into an approach that provided a direct linkage and reconciliation between server and panel measurement. In 2010, we expanded our customer offerings through our acquisitions of Nexius, Inc., or Nexius, in July and Nedstat, B.V., or Nedstat in August. Nexius provides mobile carrier-grade solutions that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. Nedstat is a provider of web analytics and video measurement solutions.

We deliver our digital marketing intelligence through our comScore Media Metrix product suite our comScore Marketing Solutions products, our comScore mobile solutions and our comScore web analytics solutions. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work, mobile and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.

Industry Background

Growth of Digital Commerce, Content, Advertising and Communications

The Internet is a global digital medium for commerce, content, advertising and communications. As the online population has grown and continues to grow, the Internet has and is increasingly becoming a tool for research and commerce and for distributing and consuming media. Advertisers have shifted more of their marketing budgets to digital channels as consumers have increasingly used the Internet to research and make purchases and to consume digital media. As advertisers spend more of their marketing budgets to reach Internet users, we believe that digital marketing will continue to grow.

In addition to the growth in online commerce, content and marketing, a number of new digital technologies and devices are emerging that enable users to access content and communicate in new ways. Internet-enabled mobile phones, or “smart” phones, and digital tablets and e-readers allow users to access digital content such as games, music, video and news on their mobile devices through a wireless connection to the Internet. Other digital communications technologies such as voice over Internet protocol (VoIP) utilize the Internet network infrastructure to enable efficient and cost-effective personal communications such as chat and VoIP-based telephony. Delivery of digital television services over a network infrastructure using Internet Protocol, or IPTV, has a number of advantages over conventional television, including two-way communications, digital content and features, and interactivity. We believe these and other new digital media and communications devices and services offer a similar opportunity as the Internet for us to measure and analyze user behavior.

Importance of Digital Marketing Intelligence

The interactive nature of digital media such as the Internet on computers and mobile devices enables businesses to access a wealth of user information that was virtually unavailable through offline audience measurement and marketing intelligence techniques. Digital media provide businesses with the opportunity to measure detailed user activity, such as how users interact with Web page content; to assess how users respond to online marketing, such as which online ads users click on to pursue a transaction; and to analyze how audiences and user behavior compare across various Web sites. This type of detailed user data can be combined with demographic, attitudinal and transactional information to develop a deeper understanding of user behavior, attributes and preferences. Unlike offline media such as traditional television and radio, which generally only allow for the passive measurement of relative audience size, digital media enable businesses to actively understand the link between digital content, advertising and user behavior.

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

Challenges in Providing Digital Marketing Intelligence

While the interactive and dynamic nature of digital markets creates the opportunity for businesses to gain deep insights into user behavior and competitive standing, there are a number of issues unique to the Internet that make it challenging for companies to provide digital marketing intelligence. Compared to offline media such as television or radio, the markets for digital media are significantly more fragmented, complex and dynamic. We believe that there are several thousand global Web sites that each receive at least 500,000 unique visitors per month, as compared to only a few hundred channels typically available with standard digital cable or satellite television and broadcast or satellite radio. The complexities of online user activity and the breadth of digital content and advertising make providing digital marketing intelligence a technically challenging and highly data-intensive process.

Digital media continues to develop at a rapid pace and includes numerous formats such as textual content, streaming and downloadable video and music, instant messaging, VoIP telephony, online and social gaming and email. Digital advertising also includes multiple formats such as display, search, rich media and video. Detailed user activity such as viewing, clicking or downloading various components of a Web site across digital media or interacting with various advertising formats creates a substantial amount of data that must be captured on a continuous basis. The data must also be cleansed for quality, relevancy and privacy protection and be organized to enable companies to obtain relevant digital marketing intelligence. This capture of audience data can prove extremely challenging when it involves millions of Internet users with varying demographic characteristics accessing tens of thousands of Web sites across diverse geographies. In addition, the ongoing evolution of Rich Media Applications that leverage new and evolving technologies contributes to the challenge of accurately measuring user activity. For example, online publishers and advertisers have started to use new techniques that allow Web applications to quickly make incremental updates without having to refresh the entire Web page. Prior to the wide adoption of Rich Media Application, marketers relied heavily on page view statistics to plan and evaluate their online media spending programs. With this new class of applications, we believe marketers are beginning to question the definition of, and need for, page views, and are seeking alternative metrics for measuring the usage and effectiveness of online media. To maintain their relevance, audience and media measurement technologies must keep pace with the continued evolution and increasing complexity of digital media.

Need for Accuracy and Reliability.  Relevant digital marketing intelligence requires access to accurate and reliable global data that measure online user activity. Existing data collection methodologies, including those that rely on third party sources, surveys or panels, face significant challenges and limitations. Survey or panel methodologies must measure a sufficiently large and representative sample size of Internet users to accurately capture data that is statistically projectable to the broader Internet population. In addition, the international composition of Internet audiences requires a geographically dispersed sample to accurately capture global digital activity. Digital marketing intelligence that depends solely on third-party sources to obtain Internet audience usage data has the potential to be biased, may be constrained by the data that the third party is capable of capturing, and may be limited in its application. For example, a solution that relies on data supplied by an Internet service provider, or ISP, may show a bias toward the demographic composition or other characteristics of that ISP’s users. We believe that a meaningful digital media sourcing methodology must be based on data sourced from a large, representative global sample of online users that can be parsed, enhanced, mined and analyzed; must evolve rapidly and be flexible to adapt to changing technologies; and must be able to provide actionable digital marketing intelligence that can be used to improve business decision-making.

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

We deliver our digital marketing intelligence through our comScore Media Metrix suite, our comScore Marketing Solutions products , our comScore mobile solutions and our comScore web analytics solutions. Media

Metrix provides intelligence on digital media usage, including a measurement of the size, behavior and characteristics of the audiences for individual Web sites and advertising networks within the global home, work and university Internet user populations as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from our user panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence customized for specific industries. Media Metrix and Marketing Solutions products are typically delivered electronically in the form of periodic reports, through customized analyses or are generally available online via a user interface on the comScore Web site.

Key attributes of our platform include:

•	Panel of global Internet users. Our ability to provide digital marketing intelligence is based on information continuously gathered from a broad cross-section of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. Through our proprietary technology, we measure detailed Internet audience activity across the spectrum of digital content and marketing channels. Many comScore panelists also participate in online survey research that captures and integrates demographic, attitudinal, lifestyle and product preference information with Internet behavior data. The global nature of our Internet panel enables us to provide digital marketing intelligence for over forty individual countries. Our global capability is valuable to companies based in international markets as well as to multi-national companies that want to better understand their global Internet audiences and the effectiveness of their global digital business initiatives. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement.

•	Census data collection and measurement. Our Unified Digital Measurement solution combines panel measurement of people and audience demographics with a comprehensive and accurate representation of the consumption of a site’s media, which is accomplished by site owners including comScore “beacons” or reporting pixels on all of their site content. Census measurement using web beacons reports every server call that the site owner would register from all locations and devices, allows for full representation of these audiences and devices, and fully reconciles Media Metrix site audience measurement with publisher’s internal server logs or web analytics metrics.

•	Scalable technology infrastructure. We developed our databases and computational infrastructure to support the growth in online activity among our global Internet panel and the increasing complexity of digital content formats, advertising channels and communication applications. The design of our technology infrastructure is based on distributed processing and data capture environments that allow for the collection and organization of vast amounts of data on online activity, including usage of proprietary networks, instant messaging and audio and video streaming. Our award-winning database infrastructure currently captures billions of URL records each week from our global Internet panel. We believe that our efficient and scalable technology infrastructure allows us to operate and expand our data collection infrastructure on a cost-effective basis. In addition to the ability to scale linearly and efficiently in processing panel based data, we have also added the ability to scale quickly and efficiently in support of our Media Metrix 360 effort. While supporting this large growth in tracking events we also reduced the processing time for delivering this data to our clients in our comScore Direct web interface to a few hours after event recordation.

Benefits of our platform include:

•	Advanced digital marketing intelligence. We use our proprietary technology to compile vast amounts of data on Internet user activity and to organize the data into discrete, measurable elements that can be used to provide actionable insights to our customers. We believe that our digital marketing intelligence platform enables companies to gain a deeper understanding of their digital audiences, which allows them to better assess and improve their company and product-specific competitive position. Because our marketing intelligence is based on a large sample of global Internet users and can incorporate multi-channel transactional data, we are able to provide companies with an enhanced understanding of digital audience activity beyond their own Web sites and the ability to better assess the link between digital marketing and offline user activity. Digital content providers, marketers, advertising agencies, merchants and service providers can use the insights our platform provides to craft improved marketing campaigns and strategies and to measure the effectiveness and return on investment of their digital initiatives.

•	Objective third-party resource for digital marketing intelligence. We are an independent company that is not affiliated with the digital businesses we measure and analyze, allowing us to serve as an objective third-party provider of digital marketing intelligence. Because businesses use our data to plan and evaluate the purchase and sale of online advertising and to measure the effectiveness of digital marketing, it is important that we provide unbiased data, marketing intelligence, reports and analyses. We deploy advanced statistical methodologies in building and maintaining the comScore global Internet user panel and utilize proven data capture, and computational practices in collecting, statistically projecting, aggregating and analyzing information regarding online user activity. We believe that our approach ensures that the insights we provide are as objective as possible and allows us to deliver products and services that are of value to our customers in their key business decision-making. We believe that the media industry views us as a highly recognized and credible resource for digital marketing intelligence. For example, our information on digital activity are regularly cited by well-known media outlets such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. Moreover, many of the leading Wall Street investment banks also purchase and cite our data in their published research reports prepared by financial analysts that cover Internet businesses.

•	Vertical industry expertise. We have developed expertise across a variety of industries to provide digital marketing intelligence specifically tailored to the needs of our customers operating in specific industry sectors. We have dedicated personnel to address the automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors. We believe that companies across different industries have distinct information and marketing intelligence needs related to understanding their digital audiences and buyers, evaluating marketing initiatives and understanding company or product-specific competitive position. For example, a pharmaceutical company may want to understand how online research by consumers influences new prescriptions for a particular drug, while a financial services company may want to assess the effectiveness of its online advertising campaigns in signing up new consumers and how this compares to the efforts of its competitors. By working with companies in various industries over the course of multiple years, we have developed industry-specific applications of our data and our client service representatives have developed industry-specific knowledge and expertise that allow us to deliver relevant and meaningful marketing insight to our customers.

•	Ease of use and functionality. The comScore digital marketing intelligence platform is designed to be easy to use by our customers. Our Media Metrix and web analytics products are available through the Internet using a standard browser. Customers of these products can also run customized reports and refine their analyses using an intuitive interface available on our Web site. Our Marketing Solutions products are available either through the Internet or by using standard software applications such as Microsoft Excel, Microsoft PowerPoint or SPSS analytical software. Our customers do not need to install additional hardware or complex software to access and use most of our products.

Strategy

Our objective is to be the leading provider of global digital marketing intelligence products. We plan to pursue our objective through internal initiatives and, potentially, through acquisitions and other investments. The principal elements of our strategy are to:

•	Deepen relationships with current customers. We intend to work closely with our customers to enable them to continuously enhance the value they obtain from our digital marketing intelligence platform, including many of the additional product offerings now available as a result of recent acquisitions. Many of our customers are Fortune 2000 companies that deploy multiple marketing initiatives, and we believe many of our customers would benefit from more extensive use of our product offerings to gain additional insights into their key digital initiatives. We will work to develop and expand our customer relationships to increase our customers’ use of our digital marketing intelligence platform.

•	Grow our customer base. As the digital media, commerce, marketing and communications sectors continue to grow, we believe the demand for digital marketing intelligence products will increase. To meet this increase in market demand, we intend to invest in sales, marketing and account management initiatives in an effort to expand our customer base. We intend to offer both general and industry-specific digital marketing products that deliver value to a wide range of potential customers in current and new industry verticals.

•	Expand our digital marketing intelligence platform. We expect to continue to increase our product offerings through our digital marketing intelligence platform. As digital markets become more complex, we believe that companies will require new information and insights to measure, understand and evaluate their digital business initiatives. We intend to develop new applications that leverage our digital marketing intelligence platform to be able to provide the most timely and relevant information to our customers.

•	Address emerging digital media. The extension of digital media and communications to include new formats such as content for mobile phones, VoIP, IP television, and next generation gaming consoles creates new opportunities to measure and analyze emerging digital media. We intend to extend our digital marketing platform to capture, measure and analyze user activity in these emerging digital media and communications formats both through technology developed organically as well as through strategic acquisitions and partnerships.

•	Grow internationally. While we are currently in the early stages of providing customers with international services, we believe that a significant opportunity exists to provide our product offerings to multi-national and international companies. Approximately half of the existing comScore Internet user panel resides outside of the United States. We plan to expand our sales and marketing and account management presence outside the U.S. as we provide a broader array of digital marketing intelligence products that are tailored to local country markets as well as the global marketplace. Our World Metrix product, which measures global digital media usage, samples online users from countries that comprise approximately 95% of the global Internet population. We have also completed acquisitions of Certifica in Latin America and Nedstat in Europe in recent years, which we believe will increase our global reach.

•	Extend technology leadership. We believe that the scalability and functionality of our database and computational infrastructure provide us with a competitive advantage in the digital media intelligence market. Accordingly, we intend to continue to invest in research and development to extend our technology leadership. We intend to continue to enhance our technology platform to improve scalability, performance and cost effectiveness and to expand our product offerings.

•	Build brand awareness through media exposure. Our digital media, commerce and marketing information are frequently cited by media outlets. In addition, we proactively provide them with data and insights that we believe may be relevant to their news reports and articles. We believe that media coverage increases awareness and credibility of the comScore and Media Metrix brands and supplements our marketing efforts. We intend to continue to work with media outlets, including news distributors, newspapers, magazines, television networks, radio stations and online publishers, to increase their use of comScore data in content that discusses digital sector activity.

Our Product Offerings

We deliver our digital marketing intelligence through our comScore Media Metrix product suite and through our comScore Marketing Solutions, comScore mobile solutions and comScore web analytics products.

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

Our flagship product, Media Metrix, details the online activity and site visitation behavior of Internet users, including use of instant messaging, e-mail, and other digital applications. Beginning in summer 2009, Media Metrix was made available on the Media Metrix 360 Unified Digital Measurement platform, which combines panel measurement of people and audience demographics with a full and accurate representation of the consumption of a site’s media. Our customers subscribe to ongoing access to our digital marketing intelligence reports and analyses, including:

•	comprehensive reports detailing online behavior for home, work and university audiences;

•	demographic characteristics of visitors to Web sites and properties;

•	buying power metrics that profile Web site audiences based on their online buying behavior;

•	detailed measurement and reporting of online behavior for over 35 countries and over 100 U.S. local markets;

•	measurement of key ethnic segments, including the online Hispanic population; and

•	reach and frequency metrics for online advertising campaigns that show the percent of a target audience reached and the frequency of exposure to advertising messages.

In addition to our core offering, customers can subscribe to the following additional products in the Media Metrix product suite:

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

Some examples of Media Metrix digital marketing intelligence measurements and their customer uses are described in the following table.

Digital Marketing Intelligence Measurement		Examples of Customer Uses

Site Traffic & Usage Intensity	•	rank Web sites based on online usage metrics such as unique visitors, page views or minutes of use
	•	drill-down to standard or customer-defined site subsets such as channels or sub-channels (such as Yahoo! Finance and Yahoo! Sports)
	•	analyze statistics over time such as trends in site visitors within demographic segments
	•	assess which Web site audiences are growing or declining, which sites are most attractive to particular demographic segments or which sites or digital applications have the highest level of usage
	•	identify the source of traffic to a particular Web site or channel within a site
Quantitative Consumer Information	•	profile site users based on life-stage or offline behavior such as panelist-reported TV usage, car ownership, health conditions or offline purchases
	•	efficiently identify and target a particular user segment (e.g., people who say they are likely to buy a car in the next six months)

Digital Marketing Intelligence Measurement		Examples of Customer Uses

	•	quantify the audience overlap between different consumer segments or Web sites to identify the number of unique visitors reached
Online Buying Power	•	quantify the propensity of a particular Web site’s audience to purchase certain categories of products (e.g., consumer electronics) online
Competitive Intelligence	•	compare the standings of Web sites within particular content categories, such as finance or health information
	•	quantify audience size relative to competitors, including share of usage within a category and usage trends across competitors
	•	track major competitors, quantify their growth, and identify initiatives to promote growth and market share
Reach and Frequency	•	identify and quantify the size of audiences reached by individual Web sites and determine how often they reach those audiences
	•	assist with the planning of online advertising campaigns that need to achieve specific reach or frequency objectives against a targeted audience across multiple Web sites
	•	design the most cost-effective media plans that can achieve campaign objectives for reach and frequency

comScore Marketing Solutions

comScore Marketing Solutions products use our global database, computational infrastructure and our staff of experienced analytical personnel to help customers design more effective marketing strategies that increase sales, reduce costs, deepen customer relationships and ultimately enhance a customer’s competitive position. We offer solutions tailored for specific industry verticals, including the consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors. Many of our Marketing Solutions products are delivered to subscribers on a recurring schedule such as monthly or quarterly. In some cases, we provide customized reports and analyses that combine our expertise with other proprietary information to address a specific customer need.

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

Xplore Mobile Network Analytics Products.  Our Xplore Mobile Network Analytics Products are mobile carrier-grade solutions designed to deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The Xplore product suite enables network operators to enhance operational efficiencies and prioritize capital expenditures based on customer demand in a rapidly changing environment. Xplore products provide operators with visibility over how the network impacts the customer experience. Xplore allows a user to quickly extrapolate, correlate, and render information from disparate point products and data stores across the communications providers cross functional organizations.

Web Analytics Products.  Our web analytics products and video measurement solutions help organizations optimize customer experiences and maximize the return on digital media investments. Because these products are highly customizable, they allow marketers to collect, view and distribute information tailored to their specific business requirements. Our web analytics platform is designed to integrate data from multiple sources including web, mobile and social media interactions as well as CRM, call center and back-office systems.

Customers

As of December 31, 2010, we had 1,752 customers, including 82 Fortune 500 customers. Our customers include at least a majority of each of:

•	the top twenty online properties, based on total unique visitors, including Microsoft, Yahoo!, AOL and Google;

•	the top ten U.S. Internet service providers;

•	the top ten investment banks, based on global investment banking fees revenues;

•	the top 50 creative, media and digital agencies, based on Ad Age;

•	the top seven consumer banks, based on total U.S. deposits as ranked by the FDIC;

•	the top four wireless carriers, based on CTIA;

•	the top ten pharmaceutical companies, based on worldwide sales;

•	the top ten credit card issuers, based on total credit cards outstanding; and

•	the top ten consumer packaged goods companies, based on the 2010 Fortune 500 list.

One of our customers, Microsoft Corporation, accounted for approximately 11%, 12% and 12% of our revenues in the years ended December 31, 2010, 2009 and 2008, respectively. No other customer accounted for more than 10% of our revenues during each of those periods.

Selling and Marketing

We sell the majority of our products through a direct sales force. Sales of the comScore Media Metrix product suite to new clients are managed by sales representatives assigned specifically to new business development. A separate group of account managers within our sales organization is assigned to manage, renew and increase sales to existing Media Metrix customers. The comScore Marketing Solutions sales organization is organized vertically by industry with account executives dedicated to selling into the consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors and other industries. Marketing Solutions account executives are tasked with both identifying and generating new business in specific verticals as well as servicing existing customers. Our sales and account representatives receive a base salary and are eligible for bonuses or commissions based on performance.

Our marketing communications staff is primarily focused on leveraging the use of comScore data and insights by the media and maximizing the number of times that comScore is cited as a source of information. We believe that the use of our data by general and industry-specific media outlets increases recognition of the comScore brand name and serves to help validate the value of the analyses and products we provide. In order to accomplish this goal, we seek to maintain relationships with key news distributors, publications, TV networks, reporters and other media outlets. We believe that the media views us as a highly recognized and credible resource for digital marketing intelligence. For example, we are regularly cited, on average several hundreds of times a day, by well-known news distributors, publications and TV networks such as the Associated Press, Reuters, Bloomberg, CNBC, The New York Times and The Wall Street Journal. We also target various industry conferences and tradeshows as part of our marketing efforts. These events are typically focused on a particular industry, allowing us to demonstrate to industry participants the value of our products to businesses in that industry.

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

We recruit our panel through a variety of online recruitment programs that have been tested and refined since our inception to ensure a diverse sample that sufficiently represents the broader global Internet population. In addition, in the United States we enlist a sub-sample of panelists through various offline recruiting methods. Participants in the comScore research panel receive a package of benefits that is designed to appeal to a broad variety of user categories. Examples of such benefits included in 2010 and prior periods, free security applications such as encrypted file protection; free general purpose applications such as screensavers and games; sweepstakes; cash payments; points that may be redeemed for prizes; and planting a tree in the name of all new panelists through our “Trees for Knowledge” program. Participants’ data and privacy are protected by defined privacy policies that safeguard personally-identifiable information. This combination of recruiting methods allows us to maintain a panel large enough to provide statistically representative samples in most demographic segments.

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

Technology and Infrastructure

We have developed a proprietary system for the measurement of the activity of our global online panel. This system is continuously refined and developed to address the changing digital media landscape and to meet new customer business needs. The system is comprised of hundreds of servers that operate using software built on Microsoft and other technologies. Our technology infrastructure is operated in two third-party Tier-1 co-location facilities (one in Virginia and the other in Illinois). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2010, our technology team (excluding employees devoted to research and development) was comprised of approximately 200 full-time employees (or full-time equivalents) working in four different geographic locations, who design, develop, maintain and operate our entire technology infrastructure. In addition, we have established a relationship with a third party firm for software development in an economically beneficial locale as a means to augment our technology efforts for discrete projects.

Our development efforts have spanned all aspects of our business. We have developed a data capture system that operates across our panelists’ computers in almost 200 countries and is used for the real-time capture of consumer Internet behavior. We have built a large scale, efficient and proprietary system for processing massive amounts of data. Typically our systems handle and process data in excess of 190 billion input records per month. Despite the scale of processing required, these data are generally available on a daily basis for our business use. We have also developed a highly efficient and scalable system for the extraction and tabulation of all online activities of our panelists. Likewise, we have created an award-winning, highly scalable data warehousing environment that allows ready access and analysis of the data we collect. We believe our scalable and highly cost-effective systems and processing methods provide us with a significant competitive advantage.

Our customers access our digital marketing intelligence product offerings through a variety of methods including MyMetrix, our proprietary, Web-based analysis and reporting system, which is used by thousands of active, unique users to produce more than several million reports each year.

Research and Development

Our research and development efforts focus on the enhancement of our existing products and the development of new products to meet our customers’ digital marketing intelligence needs across a broad range of industries and applications. Because of the rapidly growing and evolving use of the Internet and other digital media for commerce, content, advertising and communications, these efforts are critical to satisfying our customers’ demand for relevant digital marketing intelligence. As of December 31, 2010, we had approximately 150 full-time employees (or full-time equivalents) working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” above). In addition, we involve management and operations personnel in our research and development efforts. In 2010, 2009 and 2008, we spent $26.4 million, $17.8 million and $14.8 million, respectively, on research and development.

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

Currently, we own five U.S. patents. U.S. patent 7,181,412 was filed March 22, 2000 and covers, among other things, techniques for collecting consumer data. U.S. patent 7,260,837 was filed February 5, 2003 and covers various techniques, such as techniques for collecting data relating to a user’s usage of a computing device, techniques for identifying a user of a computing device, and techniques for monitoring the performance of a network server. U.S. patent 7,493,655 was filed February 5, 2003 and covers, among other things, techniques for placing user identification in header of data packets usable in user demographic reporting and collecting usage data. U.S. patent 7,702,317 was filed April 27, 2006 and covers various techniques for querying wireless network offerings. U.S. patent 7,849,154 was filed June 27, 2005 and covers, among other things, the acquisition and correlation of a wireless user profile with events occurring on the users wireless device.

Under current U.S. law, the statutory term for a patent is 20 years from its earliest effective filing date. Accordingly, U.S. patent 7,181,412 is expected to expire on or about March 22, 2020. U.S. patents 7,260,837 and 7,493,655 are expected to expire on or about February 5, 2023. U.S. patent 7,702,317 is expected to expire on or about April 27, 2026. U.S. patent 7,849,154 is expected to expire on or about June 27, 2025. Various circumstances, such as the provisions under U.S. patent law for patent term adjustment and patent term extension, may extend the duration of any of these patents. Similarly, various circumstances may shorten the duration of any of these patents, such as a change in U.S. law or a need or decision on our part to terminally disclaim a portion of the statutory term of any of these patents.

We also currently have forty-two U.S. and foreign patent applications pending, and we intend to file, or request that our licensors file, additional patent applications for patents covering our products. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may be declared invalid or may not be sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, held unenforceable or circumvented, and the rights under such patents may not provide us with the expected benefits. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome in any such litigation could have a material adverse effect on our business and results of operations.

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

•	large and small companies that provide data and analysis of consumers’ online behavior, including Effective Measures, Gemius, Compete Inc. (owned by WPP), Google, Inc., Hitwise (owned by Experian), Quantcast, Visible Measures and Nielsen;

•	online advertising companies that provide measurement of online ad effectiveness, including DoubleClick (owned by Google), Kantar (owned by WPP) and ValueClick;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron, Nielsen and Taylor Nelson Sofres (owned by WPP);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive, Ipsos, Synnovate, GFK, Kantar (owned by WPP) and Nielsen;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Toluna/Nurago, Click Forensics, Datran’s Aperture, Ipsos OTX, Dynamic Logic, Insight Express and Marketing Evolution; and

•	specialty information providers for certain industries that we serve, including IMS Health (healthcare) and Techtronix (telecommunications).

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

Executive Officers of the Registrant

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position

Magid M. Abraham, Ph.D.	52	President, Chief Executive Officer and Director
Gian M. Fulgoni	63	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	58	Chief Financial Officer
Gregory T. Dale	41	Chief Operating Officer
Christiana L. Lin	41	EVP, General Counsel and Chief Privacy Officer

Magid M. Abraham, Ph.D. one of our co-founders, has served as our President, Chief Executive Officer and as a Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its

Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. In 2008, Dr. Abraham was inducted into the Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year in the Washington DC area. In 2009 he received the AMA’s Parlin Award, a preeminent national honor recognizing one individual annually who has demonstrated “outstanding leadership and sustained impact on advancing the evolving profession of marketing research over an extended period of time.” Dr. Abraham received the Paul Green Award and the William F. O’Dell Award from the American Marketing Association for an article that he co-authored in the Journal of Marketing Research. He received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France.

Gian M. Fulgoni, one of our co-founders, has served as our Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of the Advertising Research Foundation, an industry research organization, since 2008. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. In 1991 and again in 2004, Mr. Fulgoni was named an Illinois Entrepreneur of the Year, the only person to have twice received the honor. In 1992, he received the Wall Street Transcript Award for outstanding contributions as Chief Executive Officer of Information Resources, Inc. in enhancing the overall value of that company to the benefit of its shareholders. In 2008, Mr. Fulgoni was inducted into the Chicago Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.

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

Employees

As of December 31, 2010, we had approximately 920 employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Geographic Areas

Our primary geographic markets are the United States, Canada, the United Kingdom, Latin America/Chile and Japan. For information with respect to our geographic markets, see Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Company Information

We incorporated in August 1999 in Delaware. Our principal offices are located at 11950 Democracy Drive, Suite 600, Reston, Virginia 20190. Our telephone number is (703) 438-2000.

Available Information

We make our periodic and current reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.comscore.com and such reports are filed under “SEC Filings” on the Investor Relations portion of our website. Information contained on our Web site is not part of this Annual Report on Form 10-K and is not incorporated in this Annual Report on Form 10-K by reference. Further, a copy of this annual report as well as our other periodic and current reports may be obtained from the SEC, located at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 85%, 86% and 83% of our revenues in 2010, 2009 and 2008, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:

•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions, investments and other business development initiatives;

•	the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition and as well as the effects of revenue derived from recently-acquired companies;

•	the uncertainties associated with the integration of acquired new lines of business, and operations in countries in which we may have little or no previous experience;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and

•	general economic, political, industry and market conditions and those conditions specific to Internet usage and online businesses.

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

In 2008, we closed our acquisition of M:Metrics and have integrated this business into our own. In 2009, we acquired the Certifica group of companies located in Latin America. Additionally, in 2010, we acquired the ARSgroup, Nexius, Inc. and Nedstat B.V. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.

An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	issue additional equity securities that would dilute the common stock held by existing stockholders;

•	incur large charges or substantial liabilities;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	use cash that we may need in the future to operate our business;

•	enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;

•	experience difficulties effectively utilizing acquired assets;

•	encounter difficulties integrating the information and financial reporting systems of acquired foreign businesses, particularly those that operated under accounting principles other than those generally accepted in the United States prior to the acquisition by us; and

•	incur debt on terms unfavorable to us or that we are unable to repay.

The impact of any one or more of these factors could adversely affect our business or results of operations or cause the price of our common stock to decline substantially.

Following an acquisition of another business, we may also be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of bundles products that include products that we acquired, if we have not established vendor specific objective evidence, or VSOE, for the undelivered elements in the arrangement. For example, we currently have not established VSOE, for the multiple-element arrangement deliverables involving products and services related to our acquisition of Nexius and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. If we are unable to establish VSOE for these transactions or for transactions related to other products and services in future periods, we may be required to otherwise delay the recognition of current and future revenue sources. This may result in fluctuations in our operating results and may adversely affect both revenues and operating margins in a given period or periods.

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

During 2009, we acquired a company with a substantial presence in multiple Latin American countries, and in 2010, we acquired a company with a substantial presence in multiple European countries, and a company with a growing clientele within the Middle East. Despite this acquisition, we otherwise have had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts we have begun to undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2010, 2009 and 2008, we derived approximately 29%, 29% and 30% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large client companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, ARS and Nexius, both recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the years ended December 31, 2010, 2009 and 2008, we derived approximately 11%, 12% and 12%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

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

Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by the subprime-mortgage crisis, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity concerns and other factors. Economic growth in the U.S. and in many other countries slowed in the fourth quarter of 2007 and remained slow throughout 2008 and 2009. Notwithstanding certain signs of recovery during 2010, economic growth may continue to stagnate during 2011 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe as well as political unrest in the Middle East. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending.

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

Recent turmoil in the political environment in many parts of the world, including terrorist activities, military actions, political unrest and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•	large and small companies that provide data and analysis of consumers’ online behavior, including Effective Measures, Gemius, Compete Inc. (owned by WPP), Google, Inc., Hitwise (owned by Experian), Quantcast, Visible Measures and Nielsen;

•	online advertising companies that provide measurement of online ad effectiveness, including DoubleClick (owned by Google), Kantar (owned by WPP) and ValueClick and WPP;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron, Nielsen and Taylor Nelson Sofres (owned by WPP);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive, Ipsos, Synnovate, GFK, Kantar (owned by WPP) and Nielsen;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Toluna/Nurago, Click Forensics, Datran’s Aperture, Ipsos OTX, Dynamic Logic, Insight Express and Marketing Evolution; and

•	specialty information providers for certain industries that we serve, including IMS Health (healthcare) and Techtronix (telecommunications).

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

We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to approximately 920 employees as of December 31, 2010 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made during 2009, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.

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

Although we have generated profits in prior periods, we incurred a net loss of $1.6 million for the year ended December 31, 2010. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2010. As of December 31, 2010, we had an accumulated deficit of $53.3 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

In future periods, we may upgrade our financial reporting systems and to implement new information technology systems to better manage our business, streamline our financial reporting and enhance our existing internal controls. We may experience difficulties if we transition to new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, we expect that our existing management information systems may require modification and refinement as we grow and our business needs change. Any modifications could prolong difficulties we experience with systems transitions, and we may not always employ the most efficient or effective systems for our purposes. If upgrades cost more or take longer than we anticipate, our operating results could be adversely affected. Moreover, if we experience difficulties in implementing new or upgraded information systems or experience system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to timely and effectively process analyze and prepare financial statements could be adversely affected.

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

As of December 31, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.9 million and $37.3 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2016 for state income tax reporting purposes.

In addition, at December 31, 2010 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $27.5 million, which will begin to expire in 2011.

We periodically assess the likelihood that we will be able to recover our deferred tax assets, principally net operating loss carryforwards. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis of all available evidence, both positive and negative, the total valuation allowance against our deferred tax assets decreased by $2.5 million during year ended December 31, 2010, primarily due to the release of our UK valuation allowance.

As of December 31, 2010, we had a valuation allowance of $1.0 million against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Spain, Singapore and certain Certifica and Nedstat entities, and the deferred tax asset related to the value of our auction rate securities. Depending on our actual results in the future, there may be sufficient positive evidence to support the conclusion that all or a portion of our remaining valuation allowance should be further reduced. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we expect to recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If we determine that, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized, we expect to recognize income tax expense in the period such determination is made for the increase in the valuation allowance. These events could have a material impact on our reported results of operations.

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

As of December 31, 2010, our principal sources of liquidity consisted of $33.7 million in cash. As of December 31, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have prevented us and other investors in recent periods from liquidating some holdings of auction rate securities. As there were no auctions for these securities during the year ended December 31, 2010, we may incur additional losses.

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

Prior to our initial public offering in 2007, there was no public trading market for our common stock, and we cannot assure you that one will continue to develop or be sustained. If a market does not continue to develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, requires certain corporate governance practices for public companies. Our management and other personnel devote a substantial amount of time to public reporting requirements and corporate governance. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also have incurred additional costs associated with our public company reporting requirements. If these costs do not continue to be offset by increased revenues and improved financial performance, our operating results would be adversely affected. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage if these costs continue to rise. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 62,000 square feet of office space under a lease that initially expires in 2018, although we have an option to extend until up to 2028, subject to certain conditions. We also lease space in various locations throughout the United States North America, Latin America, Europe, and Japan for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any pending legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse impact on our consolidated results of operations, cash flows or financial position. For a discussion of the significant proceedings in which we are involved see Note 8 to our consolidated financial statements.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “SCOR” since our initial public offering in June 2007. The following table sets forth the high and low sales prices of our common stock for each period indicated and are as reported by the NASDAQ Global Market.

	2010		2009
Fiscal Period	High	Low	High	Low

First Quarter	$18.16	$12.64	$13.98	$7.47
Second Quarter	$18.86	$14.80	$15.51	$9.85
Third Quarter	$23.73	$15.84	$19.00	$12.39
Fourth Quarter	$24.47	$20.40	$19.58	$14.32

HOLDERS

As of March 10, 2011 there were 589 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of March 10, 2011.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between June 27, 2007 (the date our common stock first commenced trading on the NASDAQ Global Market) and December 31, 2010 to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on June 27, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The NASDAQ Composite Index
and The NASDAQ Computer Index

*	$100 invested upon market close of the NASDAQ Global Market on June 27, 2007, the date our common stock first commenced trading on the NASDAQ Global Market upon our initial public offering, including reinvestment of dividends.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2010

None.

Use of Proceeds from Sale of Registered Equity Securities

Not applicable.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the three months ended December 31, 2010, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar Value) of
			Number of	Shares
			Shares	(or Units)
			(or Units)	that May
			Purchased as	Yet Be
			Part of Publicly	Purchased
	Total Number of		Announced	Under the
	Shares (or Units)	Average Price	Plans of	Plans or
	Purchased(1)	Per Share (or Unit)	Programs	Programs

October 1 — October 31, 2010	14,428	$12.20	—	—
November 1 — November 30, 2010	25,712	$19.56	—	—
December 1 — December 31, 2010	9,616	$7.28	—

Total	49,756		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

For the three months ended December 31, 2010, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share

October 1 — October 31, 2010	6,911	$0.00
November 1 — November 30, 2010	2,091	$0.00
December 1 — December 31, 2010	6,484	$0.00

Total	15,486

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2010, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share

October 1 — October 31, 2010	7,517	$23.41
November 1 — November 30, 2010	23,621	$21.29
December 1 — December 31, 2010	3,132	$22.34

Total	34,270

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2010, 2009 and 2008 as well as the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2007 and 2006 as well as the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)

Consolidated Statement of Operations Data:
Revenues	$174,999	$127,740	$117,371	$87,153	$66,293
Cost of revenues(1)	51,953	38,730	34,562	23,858	20,560
Selling and marketing(1)	59,641	41,954	39,400	28,659	21,473
Research and development(1)	26,377	17,827	14,832	11,413	9,009
General and administrative(1)	33,953	18,232	16,785	11,599	8,293
Amortization	4,534	1,457	804	966	1,371

Total expenses from operations	176,458	118,200	106,383	76,495	60,706

(Loss) income from operations	(1,459)	9,540	10,988	10,658	5,587
Interest and other income, net	53	410	1,863	2,627	231
(Loss) gain from foreign currency	(347)	(132)	(321)	(296)	125
Gain on sale (impairment) of marketable securities	—	89	(2,239)	—	—
Revaluation of preferred stock warrant liabilities	—	—	—	(1,195)	(224)
(Loss) income before income taxes	(1,753)	9,907	10,291	11,794	5,719
Benefit (provision) for income taxes	177	(5,938)	14,895	7,522	(50)
Net (loss) income	(1,576)	3,969	25,186	19,316	5,669
Accretion of redeemable preferred stock	—	—	—	(1,829)	(3,179)
Net (loss) income attributable to common stockholders	$(1,576)	$3,969	$25,186	$17,487	$2,490

Net (loss) income attributable to common stockholders per common share:
Basic	$(0.05)	$0.13	$0.88	$0.99	$—
Diluted	$(0.05)	$0.13	$0.83	$0.88	$—
Weighted-average number of shares used in per share calculations:
Basic	31,070,018	30,014,085	28,691,216	16,139,365	3,847,213
Diluted	31,070,018	30,970,642	30,232,714	18,377,563	3,847,213

(1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	2010	2009	2008	2007	2006
	(In thousands)

Cost of revenues	$1,494	$1,186	$861	$279	$12
Selling and marketing	6,217	4,617	2,611	1,009	82
Research and development	1,868	1,111	706	245	13
General and administrative	8,195	2,942	2,296	941	91

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,736	$88,117	$71,461	$96,817	$16,032
Total current assets	103,097	136,419	116,583	123,444	31,493
Total assets	283,079	217,539	199,563	147,672	42,087
Total current liabilities	97,228	59,409	55,992	42,077	32,880
Equipment loan and capital lease obligations, long-term	7,959	674	—	977	2,261
Preferred stock warrant liabilities and common stock subject to put	—	—	—	1,815	5,362
Redeemable preferred stock	—	—	—	—	101,695
Stockholders’ equity (deficit)	165,832	147,939	134,880	102,622	(99,557)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$25,410	$25,031	$32,989	$21,211	$10,905
Depreciation and amortization	12,956	8,001	5,775	4,730	4,259
Capital expenditures	5,119	6,472	14,252	3,635	2,314

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

We deliver our digital marketing intelligence through our comScore Media Metrix product suite, our comScore Marketing Solutions products, our comScore mobile solutions and our comScore web analytics solutions. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work and university Internet users as well as insight into the effectiveness of online advertising. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze these data anytime online. Our M:Metrics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence. Customers can access our M:Metrics data sets and reports anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.

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

We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc. or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. In the middle of November 2009, we acquired Certifica, Inc., a leader in web measurement in Latin America, as part of our global expansion. Certifica maintains offices and sales resources in six Latin American countries, which we hope will provide a platform to enhance our business in that region. On February 10, 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our clients with actionable information to improve their creative and strategic messaging targeted against specific audiences. On July 1, 2010, we acquired the outstanding stock of Nexius, Inc., or Nexius. Nexius is a provider of mobile carrier-grade products that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. On August 31, 2010, we acquired the outstanding stock of Nedstat B.V., or Nedstat, a provider of web analytics and innovative video measurement solutions based out of Amsterdam, Netherlands.

Our total revenues have grown to $175.0 million during the fiscal year ending December 31, 2010 from $87.2 million during the fiscal year ended December 31, 2007. By comparison, our total expenses from operations have grown to $176.5 million from $76.5 million over the same period. The growth in our revenues was primarily the result of:

•	increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers and from acquired businesses;

•	the sales of new products to existing and new customers;

•	growth in sales outside of the U.S. as a result of entering into new international markets

As of December 31, 2010, we had 1,752 customers, compared to 895 as of December 31, 2007. We sell most of our products through our direct sales force. Included in total revenues for the year ending December 31, 2010 was approximately $28.0 million related to operations that were recently acquired during the year ended December 31, 2010 and the fourth quarter of 2009.

As a result of the economic events over the last several years, such as, the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and political uncertainty in the Middle East, the direction and relative strength of the U.S. and global economies have become somewhat uncertain. During 2008 and 2009, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the current economic downturn. We continued to add net new customers during each quarter of 2010, and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed in the year ended December 31, 2010.

Our Revenues

We derive our revenues primarily from the fees that we charge for subscription-based products and customized projects. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. We market our subscription-based products, customized projects and survey services within the comScore Media Metrix product suite, comScore Marketing Solutions, comScore mobile solutions and comScore web analytics solutions.

A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 85% of total revenues in 2010, 86% of total revenues in 2009 and 83% of total revenues in 2008.

Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2010, our international revenues were $32.7 million, an increase of $13.0 million, or 66%, compared to 2009. International revenues comprised approximately19%, 15% and 14% of our total revenues for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Included in our international revenues for the year ending December 31, 2010 was approximately $9.7 million related to businesses that were acquired during the year ended December 31, 2010 and the fourth quarter of 2009.

We anticipate that revenues from our U.S. customers will continue to constitute the substantial majority of our revenues, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

Subscription Revenues

We generate a significant proportion of our subscription-based revenues from our Media Metrix product suite. Products within the Media Metrix suite include Media Metrix 360, Media Metrix, Plan Metrix, World Metrix, Video Metrix and Ad Metrix. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our web site, have access to our database and can generate reports at anytime.

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

Project Revenues

We generate project revenues by providing customized information reports to our customers on a nonrecurring basis through comScore Marketing Solutions and Nedstat products. For example, a customer in the media industry might request a custom report that profiles the behavior of the customer’s active online users and contrasts their market share and loyalty with similar metrics for a competitor’s online user base. If this customer continues to request the report beyond an initial project term of at least nine months and enters into an agreement to purchase the report on a recurring basis, we begin to classify these future revenues as subscription-based.

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

We generate revenues by providing access to our online database or delivering information obtained from our database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports is provided, which generally ranges from three to 24 months.

We also generate revenues through survey services under contracts ranging in term from two months to one year. Our survey services consist of survey and questionnaire design with subsequent data collection, analysis and reporting. We recognize revenues on a straight-line basis over the estimated data collection period once the survey questionnaire design has been delivered. Any change in the estimated data collection period results in an adjustment to revenues recognized in future periods.

Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of either subscriptions to multiple online products solutions or a subscription to our online database combined with customized services. We have determined there is not objective and reliable evidence of fair value for any of our services and, therefore, account for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to the commencement of the subscription element. We recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized deliverable.

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

In connection with our acquisition of Nexius, Inc., we acquired additional revenue sources, including software licenses, professional services (including software customization implementation, training and consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with ASC 985-605, Software Recognition and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed contract method. We currently do not have VSOE for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue we accrue for costs immediately.

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

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. We recognize these items at fair value when they are considered to be impaired. During the years ended December 31, 2010, 2009 or 2008, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

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

Goodwill and Intangible Assets

We record goodwill and intangible assets when we acquire other businesses. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. We estimate the fair value of identifiable intangible assets acquired using several different valuation approaches, including relief from royalty method, and income and market approaches. The relief from royalty method assumes that if we did not own the intangible asset or intellectual property, we would be willing to pay a royalty for its use. We generally use the relief from royalty method for estimating the value of acquired technology/methodology assets. The income approach converts the anticipated economic benefits that we assume will be realized from a given asset into value. Under this approach, value is measured as the present worth of anticipated future net cash flows generated by an asset. We generally use the income approach to value customer relationship assets and non-compete agreements. The market approach compares the acquired asset to similar assets that have been sold. We generally use the income approach to value trademarks and brand assets.

Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the years ended December 31, 2010, 2009 or 2008.

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

Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2010, 2009 or 2008.

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

As of December 31, 2010, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.9 million and $37.3 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax purposes and in 2016 for state income tax purposes. In addition, at December 31, 2010, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries is $27.5 million, which begins to expire in 2011.

As of December 31, 2010 and 2009, we recorded valuation allowances against certain deferred tax assets of $1.0 million and $3.6 million, respectively. At December 31, 2010, the valuation allowance was primarily related to the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Spain and Singapore, and certain Certifica and Nedstat subsidiaries, and the deferred tax asset related to the value of our auction rate securities. At December 31, 2009, the valuation allowance was primarily related to the acquired deferred tax assets of our M:Metrics UK subsidiary, the deferred tax asset related to the value of our auction rate securities, and the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Germany, Hong Kong and certain Certifica subsidiaries.

As of December 31, 2010, we have concluded that it was more likely than not that a substantial portion of our UK deferred tax assets will be realized and determined that it was appropriate to release the entire valuation allowance of $2.8 million in the fourth quarter of 2010. In making that determination, we considered the profitability of the UK entity achieved in 2010 and prior years, coupled with the timing of the reversal of taxable temporary differences and the forecasted profitability in future years. We also concluded that it was not more likely than not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions would be realized and that an increase to the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2010, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations. As a result, in the fourth quarter of 2010 we recorded an increase in the deferred tax asset valuation allowance of approximately $326,000.

As of December 31, 2009, we concluded that it was not more likely than not that a substantial portion of our deferred tax assets in certain foreign jurisdictions would be realized and that an increase in the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2009, the current overall economic environment, and the uncertainty regarding the profitability of acquired business. As a result, we recorded an increase in the deferred tax asset valuation allowance of approximately $719,000.

The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2010 and 2009 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2010 and December 31, 2009, the cumulative amount of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above is $16.6 million and $11.0 million respectively.

During the years ended December 31, 2010 and 2009, certain stock options were exercised and certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent relevant windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized these windfall tax benefits because the tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of the shortfalls totaling $944,000 and $785,000, respectively, have been included in income tax expense for the years ended December 31, 2010 and 2009. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

For uncertain tax positions, we use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As of December 31, 2010, 2009 and 2008, we had unrecognized tax benefits of $2.4 million, $1.2 million and $240 thousand, respectively, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was $771,000. As of December 31, 2009, the amount of accrued interest expense on unrecognized tax benefits was $489,000. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2007 or state and local tax examinations by tax authorities for years before 2006, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

Stock-Based Compensation

We estimate the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options and restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The determination of the fair value of stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the our common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally we estimate forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

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

At December 31, 2010, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $25.2 million, which is expected to be recognized over a weighted-average period of 1.60 years.

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

	Year Ended December 31,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%

Cost of revenues	29.7	30.3	29.4
Selling and marketing expenses	34.1	32.8	33.6
Research and development	15.0	14.0	12.6
General and administrative	19.4	14.3	14.3
Amortization	2.6	1.1	0.7

Total expenses from operations	100.8	92.5	90.6
(Loss) income from operations	(0.8)	7.5	9.4
Interest income net	—	0.3	1.6
Loss from foreign currency	(0.2)	(0.1)	(0.3)
Gain on sale (impairment) of marketable securities	—	0.1	(1.9)

(Loss) income before income tax (benefit) provision	(1.0)	7.8	8.8
Income tax (benefit) provision	0.1	(4.6)	12.7

Net (loss) income attributable to common stockholders	(0.9)%	3.2%	21.5%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 and Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

				Change		Percent Change
				2010	2009	2010	2009
	Year Ended December 31,			vs.	vs.	vs.	vs.
	2010	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Revenues	$174,999	$127,740	$117,371	$47,259	$10,369	37.0%	8.8%

Total revenues increased by approximately $47.3 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The revenue growth was substantially due to increased sales to our existing customer base as a result of both organic growth and acquisitions. In addition, our customer base continued to grow as compared to the prior year. Our total customer base grew by a net increase of 479 customers from 1,273 at December 31, 2009 to 1,752 at December 31, 2010. The increase in our customer base included 238 related to businesses acquired in 2010. Included in total revenues for the year ended December 31, 2010 was approximately $28.0 million related to businesses that were acquired during the year ended December 31, 2010 and the fourth quarter of 2009.

Sales to existing customers totaled $154.1 million during the year ended December 31, 2010 which was an increase of $40.7 million over the prior year. We attribute $21.6 million of this increase to continued growth in comScore product suite sales and $19.1 million to the businesses we acquired during 2010 and the fourth quarter of 2009. During the year ended December 31, 2010, revenues from new customers were $20.8 million, an increase of approximately $6.5 million from the prior year. We attribute this increase to the businesses we acquired during 2010 and the fourth quarter of 2009.

Revenues from customers outside of the U.S. totaled approximately $32.7 million, or approximately 19% of total revenues, during the year ended December 31, 2010, which was an increase of $13.0 million compared to the prior year. The increase was due to ongoing international expansion efforts that resulted in increases over 2009 of $4.5 million for Latin America, $4.4 million for Europe, $1.8 million for Canada, $1.4 million for Middle East and Africa and $936,000 for Asia. Included within total international revenues for the year ended December 31, 2010 was approximately $9.7 million related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009.

There was continued revenue growth in our subscription revenues, which increased by approximately $38.9 million from $109.8 million during 2009 to $148.7 million during 2010. In addition, our project-based revenues increased by $8.4 million from $17.9 million during 2009 to $26.3 million during 2010.

Total revenues increased by approximately $10.4 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was primarily due to sales to existing customers based in the U.S. totaling $97.7 million during 2009, which was a $12.4 million increase compared to 2008. During the same period, revenues from new U.S. customers were $10.3 million, a decrease of approximately $5.3 million from 2008. Revenues from customers outside of the U.S. totaled approximately $19.7 million, or approximately 15% of total revenues, during the year ended December 31, 2009, which was an increase of $3.2 million compared to 2008. We attribute this increase to acquired businesses in Latin America and Europe as well as our continued expansion efforts in Europe, Latin America, Asia and Canada.

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

We generally invoice customers on an annual, quarterly or monthly basis, or at the completion of certain milestones. Amounts that have been invoiced are recorded in accounts receivable and any unearned revenues are recorded in deferred revenues until the invoice has been collected and the revenue recognized.

Operating Expenses

Our operating expenses consist of cost of revenues, selling and marketing expenses, research and development expenses, general and administrative expenses and depreciation and amortization of long-lived assets.

Included in our operating expenses are costs such as rent and other facilities related costs, and depreciation expense. During the year ended December 31, 2010, rent and other facilities related costs, and depreciation expense increased by approximately $1.2 million and $1.9 million, respectively, compared to the year ended December 31, 2009. During the year ended December 31, 2009, rent and other facilities related costs, and depreciation expense increased by approximately $1.1 million and $1.6 million, respectively, compared to the year ended December 31, 2008. The increases incurred during the fiscal year 2010 are largely due to the facilities owned by the businesses we acquired during the year ended December 31, 2010 and the fourth quarter of 2009. The increases incurred during fiscal year 2009 are due to new office facilities and capital expenditures to support our infrastructure as well as position us for future growth. The related cost increases from these new facilities and capital expenditures were allocated to cost of revenues, sales and marketing, research and development, and general and administrative costs.

Also included in our operating expenses for the year ended December 31, 2010 was approximately $24.8 million of general operating expenses related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009. These amounts are included in our operating results as a component of cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. In addition, in conjunction with acquisition related activities, we incurred approximately $2.6 million of transaction related costs for the year ended December 31, 2010. These amounts are included in our operating results as a component of our general and administrative expenses.

During the fourth quarter of 2009, we announced a restructuring program and reduced our headcount by approximately forty-six full-time positions. Included in 2009 operating expenses is a $563,000 charge related to severance and other costs directly related to the reduction of our workforce. In addition, included in stock-based compensation expense for the year ended December 31, 2009, was approximately $175,000 of changes associated with restricted stock awards that were modified to accelerate vesting as part of the restructuring plan. As of December 31, 2009, we had approximately $148,000 in outstanding restructuring liabilities consisting of employee severance that was paid during the first quarter of 2010.

Cost of Revenues

	Year Ended December 31,			Change		Percent Change
				2010	2009	2010	2009
				vs.	vs.	vs.	vs.
	2010	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Cost of revenues	$51,953	$38,730	$34,562	$13,223	$4,168	34.1%	12.1%
As a percentage of revenues	29.7%	30.3%	29.4%

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

Cost of revenues increased by approximately $13.2 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was attributable to an increase of $8.4 million in third party services related to data collection, analysis and validation activities applied as revenue increased. In addition, data center and bandwidth costs increased $2.0 million due to the use of our beaconing technology. The increase was also due to a $1.1 million increase in employee salaries, benefits and related costs, including bonus expense, associated with increases in headcount from both new hires and employees acquired in acquisitions. In addition, stock-based compensation expense increased $308,000 during the year ended December 31, 2010 as compared to the prior year, due to our continued use of equity compensation as part of our compensation program. Due to the overall increase in rent and depreciation costs, we experienced a $1.6 million increase in the amount of these costs allocated to cost of revenues for the year ended December 31, 2010. These increases were offset by a $411,000 decrease in panel development. Included within total cost of revenues for the year ended December 31, 2010 was approximately $6.4 million related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009. Cost of revenues decreased as a percentage of revenues during the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to revenue growth relative to increases in cost of revenues expenses.

Cost of revenues increased by approximately $4.2 million during the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was attributable to a $1.3 million increase in panel recruitment and retention and a $1.7 million increase in data and bandwidth costs. The increase in bandwidth was due to the growth in the panel in addition to the use of our beaconing technology. Also, due to the overall increase in rent and depreciation costs, we incurred an increase of approximately $1.2 million in the amount of these costs allocated to cost of revenues for the year ended December 31, 2009. In addition, depreciation expense was further increased by capital expenditures to support the infrastructure that supports our panel and customer products. Cost of revenues increased as a percentage of revenues by less than one percentage point during the year ended December 31, 2009 over 2008.

Selling and Marketing Expenses

	Year Ended December 31,			Change		Percent Change
				2010	2009	2010	2009
				vs.	vs.	vs.	vs.
	2010	2009	2008	2009	2008	2009	2008
			(Dollars in thousands)

Selling and marketing expenses	$59,641	$41,954	$39,400	$17,687	$2,554	42.2%	6.5%
As a percentage of revenues	34.1%	32.8%	33.6%

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

Selling and marketing expenses increased by $17.7 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was due to an $8.7 million increase in employee salaries, benefits and related costs from our ARSgroup, Nexius and Nedstat acquisitions as well as due to increases in base comScore head count and annual merit increases. We also experienced a $1.6 million increase in bonus expense due to our 2010 bonus program, which includes a cash component; our 2009 plan was entirely equity based. Commission expense increased $1.3 million due to higher sales volume in 2010 as compared to 2009. In addition, we experienced a $2.0 million increase in travel expenses due to our 2010 sales meeting as well as the increase in customers, our internal headcount and the frequency of international travel. This increase was also due to a $1.6 million increase in stock-based compensation due to continued use of equity compensation as part of our compensation program. Also, due to the overall increase in rent and depreciation costs, we experienced a $731,000 increase in the amount of these costs allocated to selling and marketing expenses for the year ended December 31, 2010. We also experienced a $725,000 increase in third party related costs due to increased usage of third party resellers. Marketing and general office expenses increased $682,000 due to an increase in events, conferences and due and subscriptions related to our industry. Included within total selling and marketing expenses for the year ended December 31, 2010 was approximately $10.7 million related to the businesses that were acquired during the year ended December 31, 2010 and the fourth quarter of 2009. Selling and marketing expenses increased as a percentage of revenues during 2010 as compared to 2009 due to expansion of sales and marketing activities in the U.S. and internationally.

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

Research and Development Expenses

	Year Ended December 31,			Change		Percent Change
				2010	2009	2010	2009
				vs.	vs.	vs.	vs.
	2010	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Research and development	$26,377	$17,827	$14,832	$8,550	$2,995	48.0%	20.2%
As a percentage of revenues	15.0%	14.0%	12.6%

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

Research and development expenses increased by $8.6 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was due to a $5.3 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. The increase included a $757,000 increase in stock-based compensation during the year ended December 31, 2010 as compared to the prior year, due to our continued use of equity compensation as part of our compensation program. In addition, to support our development of new products and the integration of acquired businesses, we experienced increases of $998,000 and $579,000 in our systems and maintenance costs related to computer hardware and software and costs paid to outsourced service providers, respectively. In addition, there was a $491,000 increased allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions. Travel expenses also increased $320,000 due to the integration of the acquired businesses and increased international travel. Approximately $3.7 million of research and development expense for the year ended December 31, 2010 was related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009, and the components of such are included in the foregoing discussion.. Research and development costs increased as a percentage of revenues for the year ended December 31, 2010 as compared to 2009 due to our investments in new product initiatives relative to our growth in revenues.

Research and development expenses increased by $3.0 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was due to a $1.6 million increase in employee salaries, benefits and related costs associated with the increase in headcount of our research and development personnel and our increased focus on developing new products. We also incurred a $405,000 increase in stock-based compensation due to our increased use of equity compensation as part of our bonus program, and, to a lesser degree, equity compensation issued in exchange for reductions to regular cash compensation implemented in 2009, as well as our increased headcount. In addition, we incurred an increase of $564,000 in the amount of costs allocated to research and development expenses due to the overall increase in rent and depreciation costs and the increased size of our research and development functions. We also experienced a $261,000 increase in our systems and maintenance costs related to computer hardware and software and a $137,000 increase in consulting fees.

General and Administrative Expenses

	Year Ended December 31,			Change		Percent Change
				2010	2009	2010	2009
				vs.	vs.	vs.	vs.
	2010	2009	2008	2009	2008	2009	2008
			(Dollars in thousands)

General and administrative	$33,953	$18,232	$16,785	$15,721	$1,447	86.2%	8.6%
As a percentage of revenues	19.4%	14.3%	14.3%

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

General and administrative expenses increased by $15.7 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was due to a $5.3 million increase in stock-based compensation during the year ended December 31, 2010 as compared to the prior year. Of this increase, $3.6 million was due to the market-based stock options granted to key executives during the second quarter of 2010, and $1.7 million was due to our continued use of equity compensation as part of our compensation program. The increase was also due to a $5.2 million increase in professional fees and outside services, which includes $1.9 million for professional services such as legal and tax services associated with our acquisition related activities, $1.9 million for other required accounting, legal and general consulting services to meet the needs of our expanding business, $1.2 million for non-capitalizable consulting services and internal software implementation projects and $231,000 due to recruiting and relocation related fees associated with expanding our general and administrative departments to support the Company’s growth. In addition, employee salaries, benefits and related costs increased $2.6 million due to ARSgroup, Nexius and Nedstat acquisitions as well as comScore head count and annual merit increases. We also experienced an increase in bonus expense of $316,000 due to our 2010 bonus program which includes a cash component; the 2009 plan was entirely equity based. In addition, we incurred $862,000 in severance payments during the year ended December 31, 2010. Also, due to increased headcount and business acquisitions general facility and overhead related expenses increased $216,000 during the year ended December 31, 2010 as compared to the prior year. Included within total general and administrative expenses for the year ended December 31, 2010 was approximately $4.0 million related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009. General and administrative expenses increased as a percentage of revenues during 2010 as compared to 2009 due to increases in general and administrative expenses relative to revenue growth.

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

Amortization Expense

	Year Ended December 31,			Change		Percent Change
				2010	2009	2010	2009
				vs.	vs.	vs.	vs.
	2010	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Amortization expense	$4,534	$1,457	$804	$3,077	$653	211.2%	81.2%
As a percentage of revenues	2.6%	1.1%	0.7%

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.

Amortization expense increased $3.1 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to additional amortization of intangible assets that were acquired during 2010 and the fourth quarter of 2009 in connection with our acquisitions of ARSgroup, Nexius, Nedstat and Certifica.

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

Interest income, net for the year ended December 31, 2010 was $7,000 as compared to $501,000 for the year ended December 31, 2009. The decrease of $494,000 during 2010 was due to a $265,000 decrease in interest income as a result of lower cash balances as a result of the acquisitions of ARSgroup, Nexius and Nedstat during 2010. In addition, our interest expense increased $229,000 due to our increased use of capital leases during 2010. Our cash, cash equivalents and investments decreased by $54.4 million to $36.6 million at December 31, 2010 due to acquisition activities.

Interest income, net for the year ended December 31, 2009 was $501,000 as compared to $1.9 million for the year ended December 31, 2008. The decrease of $1.4 million during 2009 was due to lower returns from our investments. Our cash, cash equivalents and investments increased by $15.9 million to $90.9 million at December 31, 2009 due to positive operating cash flow.

Included in Interest and other income, net, was a $109,000 loss for fixed asset disposals for the year ended December 31, 2009.

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

We recorded a transaction loss of $347,000 during the year ended December 31, 2010 as compared to a transaction loss of $132,000 during the year ended December 31, 2009 due to our increased international presence in Europe and Latin America. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.

Due to the weakening of the U.S. Dollar as compared to the British Pound during the year ended December 31, 2009, we recorded a transaction loss of $132,000 as compared to a transaction loss of $321,000 during the year ended December 31, 2008. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, Euro and British Pound.

Gain on Sale (Impairment) of Marketable Securities

During the year ended December 31, 2009, we recognized a gain of $89,000 from the sale of one auction rate security.

Impairment of marketable securities is comprised of unrealized losses related to changes in the fair value of our investments that have a decline that is considered other-than-temporary. During the year ended December 31, 2008, we recorded an impairment charge of $2.2 million for our marketable securities, which was due to the write down of our investments in auction rate securities that we determined to have an other-than-temporary decline in value. There was no comparable charge in the years ending December 31, 2010 and 2009. For more information on our investments in auction rate securities, see “Management’s Discussion and Analysis of Financial Condition and results of Operations — Liquidity and Capital Resources.”

Provision for Income Taxes

As of December 31, 2010, we had federal and state net operating loss carryforwards for tax purposes of approximately $51.9 million and $37.3 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2016 for state income tax purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. For the year ended December 31, 2010, the tax provision is comprised of U.S. income tax expense of $602,000 related to our federal alternative minimum tax and state tax liabilities, $1.2 million of foreign income tax expense, and deferred tax benefit of approximately $1.9 million related primarily to the reduction of our valuation allowance.

As of December 31, 2009, we had federal and state net operating loss carryforwards for tax purposes of approximately $52.9 million and $39.7 million, respectively, which begin to expire in 2021 for federal and begin to expire in 2014 for state income tax reporting purposes. For the year ended December 31, 2009, the tax provision is comprised of U.S. income tax expense of $703,000 related to our federal alternative minimum tax and state tax liabilities, $139,000 of foreign income tax expense, and deferred tax expense of approximately $5.1 million related primarily to the utilization of net operating losses during the year.

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

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
Consolidated Cash Flow Data	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$25,410	$25,031	$32,989
Net cash (used in) provided by investing activities	(44,023)	8	(64,405)
Net cash used in financing activities	(6,083)	(1,715)	(1,138)
Effect of exchange rate changes on cash	148	663	(1,517)
Net (decrease) increase in cash and equivalents	(24,548)	23,987	(34,071)

Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of December 31, 2010, our principal sources of liquidity consisted of $33.7 million in cash, which represents cash generated from operating activities. As of December 31, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities with an original par value of $4.3 million. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2010 or 2009.

The four securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. During the year ended December 31, 2009 we recorded a $429,000 unrealized gain related to these securities. Based on our current fair value estimate as of December 31, 2010, we recorded an additional $10,000 unrealized gain. The net unrealized gain of $439,000 is included in Accumulated other comprehensive income within our Consolidated Balance Sheets included in Part II, Item 8 of this Annual Report on form 10-K. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our Consolidated Balance Sheets included in Part II, Item 8 of this Annual Report on form 10-KQ. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments.

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

We generated approximately $25.4 million of net cash from operating activities during the year ended December 31, 2010. Our cash flows from operations was driven by our net loss of $1.6 million, as adjusted for $30.2 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation, deferred rent and bond premium amortization, and a $1.9 million non-cash deferred tax benefit. At the same time, our cash flows from operations were negatively impacted by a $4.5 million increase in prepaid expenses and other assets due to an increase in advanced payments to vendors for annual maintenance agreements and estimated quarterly income tax payments. This was partially offset by a positive impact of $2.9 million due to an increase in accounts payable and accrued expenses in 2010 due to the timing of payments to vendors.

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

We used $44.0 million of cash during the year ended December 31, 2010 for investing activities. We used $68.9 million, net of cash acquired, to purchase ARSgroup, Nexius and Nedstat. In addition, we used $5.1 million to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount $424,000 was funded through landlord allowances received in connection with our Toronto office lease. These cash outflows were offset by a net $30.0 million generated from sale and maturity of investments.

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

Financing Activities

We used $6.1 million of cash during the year ended December 31, 2010 for financing activities. This included $5.5 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $1.7 million to make payments on our capital lease obligations. These cash outflows were offset by $989,000 in proceeds from the exercise of our common stock options and warrants and a $128,000 excess tax benefit from the exercise of stock options.

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

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of December 31, 2010 that are fixed and determinable.

		Less Than		3-5	More Than
	Total	1 Year	1-3 Years	Years	5 Years
	(In thousands)

Capital lease obligations	$13,467	$5,155	$8,312	$—	$—
Operating lease obligations	41,750	6,618	11,086	10,433	13,613
Purchase price obligations	510	510	—	—	—

Total	$55,727	$12,283	$19,398	$10,433	$13,613

Our principal lease commitments consist of obligations under leases for office space, computer and telecommunications equipment and automobiles. In addition, we financed the purchase of some of our computer equipment and software under a capital lease arrangement over a period of approximately 36 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity. In connection with the Certifica and Nedstat acquisitions, we are obligated to make future payments to the sellers subject to reductions for any claims against the sellers. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $2.4 million of unrecognized tax benefits (as more fully described in Note 9 to the audited financial statements) have been excluded from the contractual payment obligations table above.

In November 2010, we increased our lease financing arrangement with Banc of America Leasing & Capital, LLC to $15.0 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During 2010 and 2009, we utilized approximately $9.6 million and $1.1 million, respectively, of this line of credit to finance computer equipment and software. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and half years and include a nominal charge in the event of prepayment. The lease payments total approximately $3.7 million per annum. Assets acquired under the equipment lease secure the obligations.

In November 2010, we extended our $5.0 revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios, through February 28, 2011. On February 25, 2011, we further extended our $5.0 million revolving line of credit with Bank of America through

May 31, 2011. This line of credit includes no restrictive financial covenants. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the year ended December 31, 2010, five letters of credit were reduced by approximately $646,000. As of December 31, 2010, no amounts were borrowed against the line of credit and $3.3 million of letters of credit were outstanding, leaving $1.7 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.

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

We had no off-balance sheet arrangements as of December 31, 2010 and 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2010, our cash reserves were maintained in bank deposit accounts and auction rate securities totaling $36.6 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.

Foreign Currency Risk

A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, in markets such as Latin American and Europe, but we believe this exposure to be immaterial at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, our exposure to foreign currency risk could become more significant.

Interest Rate Sensitivity

As of December 31, 2010, our principal sources of liquidity consisted of $33.7 million of cash. The cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the year ended December 31, 2010, our interest income would have declined approximately $28,000, assuming consistent investment levels.

Auction Rate Securities and Liquidity Risk

As of December 31, 2010, our principal sources of liquidity consisted of $33.7 million in cash which represents cash generated from operations. As of December 31, 2010, we held $2.8 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2010.

During the fourth quarter of 2009, we sold one auction rate security, via a tender offer, and recorded a realized gain of $89,000. The four remaining securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors. Based on our current fair value estimate, we recorded an unrealized gain of $439,000 as of December 31, 2010. The unrealized gain is included in Other comprehensive income within the consolidated balance sheet. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as long-term on our consolidated balance sheet. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate further, we may further adjust the carrying value of these investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), comScore, Inc’s. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 15, 2011

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share data)

Current assets:
Cash and cash equivalents	$33,736	$58,284
Short-term investments	—	29,833
Accounts receivable, net of allowances of $725 and $510, respectively	54,269	34,922
Prepaid expenses and other current assets	8,391	2,324
Deferred tax asset	6,701	11,056

Total current assets	103,097	136,419
Long-term investments	2,819	2,809
Property and equipment, net	28,637	17,302
Other non-current assets	733	193
Deferred tax asset, long-term	11,316	10,057
Intangible assets, net	50,260	8,745
Goodwill	86,217	42,014

Total assets	$283,079	$217,539

Current liabilities:
Accounts payable	$5,588	$2,009
Accrued expenses	15,297	7,751
Deferred revenues	70,611	48,046
Deferred rent	941	1,231
Deferred tax liability	132	12
Capital lease obligations	4,659	360

Total current liabilities	97,228	59,409
Deferred rent, long-term	8,019	8,210
Deferred tax liability, long-term	744	119
Capital lease obligations, long-term	7,959	674
Other long-term liabilities	3,297	1,188

Total liabilities	117,247	69,600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2010 and 2009; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at December 31, 2010 and 2009; 31,523,559 and 30,385,590 shares issued and outstanding at December 31, 2010 and 2009, respectively	32	30
Additional paid-in capital	216,895	199,270
Accumulated other comprehensive income	2,166	324
Accumulated deficit	(53,261)	(51,685)

Total stockholders’ equity	165,832	147,939

Total liabilities and stockholders’ equity	$283,079	$217,539

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Revenues	$174,999	$127,740	$117,371
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	51,953	38,730	34,562
Selling and marketing(1)	59,641	41,954	39,400
Research and development(1)	26,377	17,827	14,832
General and administrative(1)	33,953	18,232	16,785
Amortization of intangible assets resulting from acquisitions	4,534	1,457	804

Total expenses from operations	176,458	118,200	106,383

(Loss) income from operations	(1,459)	9,540	10,988
Interest income and other, net	53	410	1,863
Loss from foreign currency	(347)	(132)	(321)
Gain from sale (impairment) of marketable securities	—	89	(2,239)

(Loss) income before income tax benefit (provision)	(1,753)	9,907	10,291
Income tax benefit (provision)	177	(5,938)	14,895

Net (loss) income	$(1,576)	$3,969	$25,186

Net (loss) income per common share:
Basic	$(0.05)	$0.13	$0.88
Diluted	$(0.05)	$0.13	$0.83
Weighted-average number of shares used in per share calculation — common stock:
Basic	31,070,018	30,014,085	28,691,216
Diluted	31,070,018	30,970,642	30,232,714
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$1,494	$1,186	$861
Selling and marketing	6,217	4,617	2,611
Research and development	1,868	1,111	706
General and administrative	8,195	2,942	2,296
Comprehensive income:
Net (loss) income	$(1,576)	$3,969	$25,186
Other comprehensive income:
Foreign currency cumulative translation adjustment	1,847	829	(1,132)
Unrealized (loss) gain on marketable securities	(5)	337	289

Total comprehensive income	$266	$5,135	$24,343

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		Total
	Common Stock		Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Stockholders’	Equity
	(In thousands, except share data)

Balance at December 31, 2007	27,960,573	28	—	183,433	1	(80,840)	102,622
Net income	—	—	—	—	—	25,186	25,186
Foreign currency translation adjustment	—	—	—	—	(1,132)	—	(1,132)
Unrealized gain on marketable securities net of tax effect of $68	—	—	—	—	289	—	289
Exercise of common stock options	611,733	1	—	976	—	—	977
Exercise of common stock warrants, net	4,020	—	—	50	—	—	50
Issuance of restricted stock, net	465,010	—	—	—	—	—	—
Restricted stock units vested	17,490	—	—	—	—	—	—
Common stock received for tax withholding	(64,326)	—	(1,265)	—	—	—	(1,265)
Reclassification of common stock subject to put to common stock	135,640	—	—	1,814	—	—	1,814
Amortization of stock based compensation	—	—	—	6,339	—	—	6,339

Balance at December 31, 2008	29,130,140	29	(1,265)	192,612	(842)	(55,654)	134,880
Net income	—	—	—	—	—	3,969	3,969
Foreign currency translation adjustment	—	—	—	—	829	—	829
Unrealized gain on marketable securities net of tax effect of $8	—	—	—	—	337	—	337
Exercise of common stock options	420,583	—	—	922	—	—	922
Issuance of restricted stock, net	949,946	1	—	(1)	—	—	—
Restricted stock units vested	27,338	—	—	—	—	—	—
Common stock received for tax withholding	(142,417)	—	(1,573)	—	—	—	(1,573)
Treasury stock retirement	—	—	2,838	(2,838)	—	—	—
Amortization of stock based compensation	—	—	—	8,575	—	—	8,575

Balance at December 31, 2009	30,385,590	$30	$—	$199,270	$324	$(51,685)	$147,939
Net loss	—	—	—	—	—	(1,576)	(1,576)
Foreign currency translation adjustment	—	—	—	—	1,847	—	1,847
Unrealized loss on marketable securities	—	—	—	—	(5)	—	(5)
Common stock issued in conjunction with acquisitions	216,115	—	—	3,651	—	—	3,651
Exercise of common stock options	308,118	—	—	988	—	—	988
Issuance of restricted stock, net	992,879	1	—	(1)	—	—	—
Restricted stock units vested	88,559	—	—	—	—	—	—
Common stock received for tax withholding	(325,526)	1	—	(5,473)	—	—	(5,472)
Restricted stock canceled	(142,176)	—	—	—	—	—	—
Excess tax benefit from exercise of stock options	—	—	—	128	—	—	128
Amortization of stock based compensation	—	—	—	18,332	—	—	18,332

Balance at December 31, 2010	31,523,559	$32	$—	$216,895	$2,166	$(53,261)	$165,832

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Operating activities
Net (loss) income	$(1,576)	$3,969	$25,186
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,422	6,544	4,977
Amortization of intangible assets resulting from acquisitions	4,534	1,457	798
Provisions for bad debts	167	290	594
Stock-based compensation	17,773	9,849	6,482
Deferred tax (benefit) provision	(1,938)	5,096	(15,386)
Gain on sale (impairment) of marketable securities	—	(89)	2,239
Amortization of deferred rent	(906)	(632)	(126)
Amortization of bond premium	188	610	730
Loss on asset disposal	13	139	50
Changes in operating assets and liabilities:
Accounts receivable	(15,101)	(4,491)	(6,581)
Prepaid expenses and other current assets	(4,492)	28	343
Accounts payable, accrued expenses, and other liabilities	2,854	(2,908)	(1,838)
Deferred revenues	15,064	4,838	6,124
Deferred rent	408	331	9,397

Net cash provided by operating activities	25,410	25,031	32,989
Investing activities
Acquisition of business, net of cash acquired	(68,880)	(1,296)	(44,638)
Purchase of investments	—	(50,197)	(92,288)
Sale and maturity of investments	29,976	57,973	85,388
Purchase of property and equipment	(5,119)	(6,472)	(14,252)
Recovery of restricted cash	—	—	1,385

Net cash (used in) provided by investing activities	(44,023)	8	(64,405)
Financing activities
Proceeds from the exercise of common stock options and warrants	988	922	1,027
Repurchase of common stock	(5,472)	(1,573)	(1,265)
Excess tax benefits from exercise of stock options	128	—	—
Principal payments on capital lease obligations	(1,727)	(1,064)	(900)

Net cash used in financing activities	(6,083)	(1,715)	(1,138)
Effect of exchange rate changes on cash	148	663	(1,517)

Net (decrease) increase in cash and cash equivalents	(24,548)	23,987	(34,071)
Cash and cash equivalents at beginning of year	58,284	34,297	68,368

Cash and cash equivalents at end of year	$33,736	$58,284	$34,297

Supplemental cash flow disclosures
Interest paid	$296	$63	$122
Net income tax paid	$1,340	$1,615	$325
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$12,309	$1,121	$—
Leasehold improvements acquired through lease incentives	$424	$333	$9,397

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with Web site server metrics. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. Also, with key acquisitions, the Company has expanded its abilities to provide its customers a more robust solution for the mobile medium as well as expanded its abilities to provide its customers with actionable information to improve their creative and strategic messaging. Acquisitions have also enabled the Company to expand its geographic sales coverage.

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

Within the consolidated balance sheets for the year ended December 31, 2009 $12,000 and $119,000 has been reclassified from deferred tax asset and deferred tax asset, long-term, respectively, to deferred tax liability and deferred tax liability, long-term, respectively. Also within the consolidated balance sheets $619,000 and $94,000 has been reclassified from accrued expenses and deferred revenues, respectively, to other long-term liabilities for the year ended December 31, 2009. In addition, within the deferred tax schedule (see Note 9) $2.5 million has been reclassified from deferred tax assets to deferred tax liabilities for the year ended December 31, 2009 to conform with the current year presentation.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the years ended December 31, 2010 and 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts. As of December 31, 2010 and 2009, the Company had amounts in certain financial institutions that exceed the FDIC insurance coverage.

Investments, which consist principally of U.S. treasury bills, U.S. treasury notes and auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the years ended December 31, 2010 and 2009 were not material.

Interest income on investments was $303,000, $568,000 and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of activities in the allowance for doubtful accounts for the fiscal years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$(510)	$(479)	$(234)
Additions	(167)	(290)	(602)
Reductions, (recoveries) and write-offs	(48)	259	357

Ending Balance	$(725)	$(510)	$(479)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when other businesses are acquired. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The Company estimates the fair value of identifiable intangible assets acquired using several different valuation approaches, including the relief from royalty

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method and, income and market approaches. The relief from royalty method assumes that if the Company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The Company generally uses the relief from royalty method for estimating the value of acquired technology/methodology assets. The income approach converts the anticipated economic benefits that the Company assumes will be realized from a given asset into value. Under this approach, value is measured as the present value of anticipated future net cash flows generated by an asset. The Company generally uses the income approach to value customer relationship assets and non-compete agreements. The market approach compares the acquired asset to similar assets that have been sold. The Company generally uses the income approach to value trade names and brand assets.

Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2009 and determined that there was no impairment of goodwill. The Company completed its annual impairment analysis as of October 1st for each of 2010, 2009 and 2008 and determined that there was no impairment of goodwill.

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful
Lives
(Years)

Acquired methodologies/technology	3 to 10
Customer relationships	7 to 12
Panel	7
Intellectual property	10
Tradenames	2 to 10

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2010, 2009 and 2008.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as foreign currency cumulative translation adjustment and reported as a component of Accumulated other comprehensive income.

The Company incurred foreign currency transaction losses of $347,000, $132,000, and $321,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.

Accumulated Other Comprehensive Income

The following summary sets forth the components of accumulated other comprehensive income, net of tax, in stockholders’ equity:

	December 31,
	2010	2009
	(In thousands)

Foreign currency translation gain (loss)	$1,727	$(120)
Unrealized gain on marketable securities	439	444

Total accumulated other comprehensive income	$2,166	$324

Operating Segment Information

The Company has concluded that it has one operating segment based on the fact that its Chief Executive Officer, who is also its chief operating decision maker, continues to evaluate performance and make operating decisions based on consolidated financial data. Additionally, there are no managers who are held accountable by the chief operating decision maker, or anyone else, for an operating measure of profit or loss for any operating unit below the consolidated unit level.

Revenue Recognition

The Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

The Company generates revenues by providing access to the Company’s online database or delivering information obtained from the database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports is provided, which generally ranges from three to 24 months.

Revenues are also generated through survey services under contracts ranging in term from two months to one year. Survey services consist of survey and questionnaire design with subsequent data collection, analysis and

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting. Revenues are recognized on a straight-line basis over the estimated data collection period once the survey questionnaire has been delivered. Any change in the estimated data collection period results in an adjustment to revenues recognized in future periods.

Certain of the Company’s arrangements contain multiple elements, consisting of either subscriptions to multiple online product solutions or the various services the Company offers. Multiple element arrangements typically consist of a subscription to the Company’s online database combined with customized services. The Company has determined there is not objective and reliable evidence of fair value for any of its services and, therefore, accounts for all elements in multiple elements arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to the commencement of the subscription element. The Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last customized deliverable. The Company evaluates contemporaneous arrangements to determine whether they should be combined or treated separately under the relevant accounting literature.

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

On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 985-605, Software Recognition and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed contract method. The Company currently does not have vendor specific objective evidence (“VSOE”) for the multiple deliverables and accounts for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue the Company accrues for costs immediately.

Revenues for the year ended December 31, 2010 included $171.6 million for service arrangements and $3.4 million for software arrangements.

Costs of Revenues

Cost of revenues consists primarily of expenses related to the operating network infrastructure and the recruitment, maintenance and support of consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, benefits and related expenses of network operations, survey operations, custom analytics and technical support departments, and are expensed as they are incurred. Cost of revenues consists primarily of expenses related to the operating network infrastructure and the recruitment, maintenance and support of consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, benefits and related expenses of network operations, survey operations, custom analytics and technical support departments.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of revenues also includes data collection costs for the products and operational costs associated with the Company’s data centers, including depreciation expense associated with computer equipment that supports its panel and systems, and allocated overhead, which is comprised of rent and depreciation expense generated by general purpose equipment and software.

Deferred contract costs represents incremental direct costs paid to a third party and the internal costs of employees directly related to the delivery of an item that cannot be accounted for separately from the undelivered items for certain of the Company’s significantly customized software sales or other long-term in nature projects. These costs are recognized as cost of revenues ratably over the same period that deferred revenue is recognized as revenues. The Company analyzes the recoverability of these costs each reporting period.

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

For the years ended December 31, 2010, 2009 and 2008, one customer accounted for approximately 11%, 12% and 12%, respectively, of total revenues. As of December 31, 2010 and 2009, no one customer accounted for more than 10% of accounts receivable.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, totaled $220,000, $216,000 and $298,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

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

The Company recognizes tax positions using a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Earnings Per Share

Basic net (loss) income per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share data)

Calculation of basic and diluted net income per share :
Net (loss) income	$(1,576)	$3,969	$25,186

Net (loss) income per common share:
Basic	$(0.05)	$0.13	$0.88
Diluted	$(0.05)	$0.13	$0.83
Weighted-average shares outstanding-common stock, basic	31,070,018	30,014,085	28,691,216
Dilutive effect of
Options to purchase common stock	—	915,025	1,500,068
Unvested restricted stock units	—	32,930	22,337
Warrants to purchase common stock	—	8,602	19,093

Weighted-average shares outstanding-common stock, diluted	31,070,018	30,970,642	30,232,714

The dilutive effect of stock options and restricted stock units of 802,665, 81,629 and 60,086 were not included in the computation of diluted net (loss) income per common share for the years ended December 31, 2010, 2009 and 2008, respectively, as their effect would be anti-dilutive. In addition, the dilutive effect of the shares of common stock warrants were not included in the computation of diluted net (loss) income per common share for each of the years ended December 31, 2009 and 2008, as their effect would be anti-dilutive.

Recent Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued a new revenue accounting standards update, Multiple-Deliverable Revenue Arrangements , which amends the revenue guidance under the ASC Subtopic 605-25, Multiple Element Arrangements . This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. This new guidance will become effective for comScore on January 1, 2011. The Company is currently evaluating the impact that the adoption of the new guidance will have on its consolidated financial statements.

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

The Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation period, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in its operating results in the period in which the adjustments were determined. None of the goodwill is deductible for tax purposes.

For the year ended December 31, 2010, approximately $2.6 million of transaction related costs are included in the Company’s consolidated statements of operations as a component of the Company’s general and administrative expenses.

Certifica

On November 11, 2009, the Company completed its acquisition of Certifica, a leading analyst of Internet traffic measurement in Latin America, pursuant to the Agreement and Plan of Acquisition dated November 11, 2009, (the “Acquisition”). Pursuant to the Agreement and Plan of Acquisition, the Company acquired all of the outstanding common stock of Certifica in a cash transaction.

The Acquisition resulted in goodwill of approximately $1.9 million at the date of acquisition. This amount represents the residual amount of the total purchase price after allocation to net assets and indentifiable intangible assets acquired. Included in the total net assets acquired was approximately $679,000 in liabilities related to uncertain tax positions. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Certifica. The Company acquired Certifica to strengthen its presence in the Latin America region and enable the Company to offer hybrid measurement as part of its Media Metrix 360 initiative using the same state-of-the-art measurement technologies the Company uses elsewhere in the world.

Definite-lived intangible assets of $1.2 million consist of the value assigned to Certifica’s customer relationships, trade name and its core technology of $946,000, $157,000 and $51,000 respectively. The useful lives range from two to seven years (see Note 2).

The Company has finalized its purchase accounting for Certifica. The Company has included the financial results of Certifica in its consolidated financial statements beginning November 11, 2009. Included in revenue for the year ended December 31, 2010 was $2.9 million related to Certifica.

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

The ARS Acquisition resulted in goodwill of approximately $8.1 million at the date of acquisition. This amount represents the residual amount of the total purchase price of $17.7 million after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of ARS. The Company acquired ARS to provide it with technology-driven market research capabilities for measuring the effectiveness of advertising creative content. The additional resources will allow the Company to create new products and tools for designing and measuring more effective advertising on TV, online, and cross media campaigns.

Definite-lived intangible assets of $9.5 million consist of the value assigned to ARS’s methodology and database, customer relationships and trade name of $4.1 million, $4.1 million and $1.3 million, respectively. The useful lives range from two to ten years (see Note 2).

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARS made an Internal Revenue Code section 338(h)(10) election with respect to the acquisition transaction. With such an election, the Company has fair market value basis in the ARS assets and liabilities for both income tax and financial reporting purposes and no opening deferred tax balances. The Company is in the process of evaluating other tax related items. The Company has included the financial results of ARS in its consolidated financial statements beginning February 19, 2010. Included in revenue for the year ended December 31, 2010 was$18.1 million related to ARS.

Nexius, Inc.

On July 1, 2010, the Company completed its acquisition of Nexius, a leading a provider of carrier-grade mobile network analysis and intelligence solutions, pursuant to a Stock Purchase Agreement dated July 1, 2010 (the “Nexius Acquisition”).

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

The Nexius Acquisition resulted in goodwill of approximately $14.0 million at the date of acquisition. This amount represents the residual amount of the total purchase price after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nexius. The Company acquired Nexius to solidify it as a leader in the mobile category.

Definite-lived intangible assets of $17.1 million consist of the value assigned to Nexius’s customer relationships, core technology and trade name of $14.5 million, $1.6 million and $1.0 million respectively. The useful lives range from two to twelve years (see Note 2).

The Company is in the process of evaluating the opening balance sheet liabilities and other tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The Company has included the financial results of Nexius in its consolidated financial statements beginning July 1, 2010. Included in revenue for the year ended December 31, 1010 was $3.4 million related to Nexius.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$4
Accounts receivable	484
Prepaid expenses and other current assets	57
Deferred tax asset	1,172
Property and equipment	290
Accounts payable	(1,375)
Other accrued liabilities	(463)
Deferred revenue	(3,395)
Deferred tax liability, long-term	(6,195)
Other long-term liabilities	(776)

Net tangible liabilities acquired	(10,197)
Definite-lived intangible assets acquired	17,050
Goodwill	14,035

Total estimated purchase price	$20,888

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

The Nedstat Acquisition resulted in goodwill of approximately $21.0 million at the date of acquisition. This amount represents the residual amount of the total purchase price after allocation to net assets and indentifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nedstat. The Company acquired Nedstat to help transform the Company into a broad based “Digital Business Analytics company” and solidify its Unified Digital Measurement (“UDM”) platform.

Definite-lived intangible assets of $18.7 million consist of the value assigned to Nedstat’s customer relationships, core technology and trade name of $15.3 million, $1.9 million and $1.5 million, respectively. The useful lives range from two to seven years (see Note 2).

The Company is in the process of evaluating the opening balance sheet liabilities and other tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The Company has included the financial results of Nedstat in its consolidated financial statements beginning September 1, 2010. Included in revenue for the year ended December 31, 2010 was $3.6 million related to Nedstat.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$622
Accounts receivable	2,708
Prepaid expenses and other current assets	177
Property and equipment	2,279
Other long term assets	224
Accounts payable	(890)
Deferred revenue	(5,434)
Deferred tax liability	(160)
Deferred tax liability, long-term	(584)
Other accrued liabilities	(3,137)

Net tangible assets acquired	(4,195)
Definite-lived intangible assets acquired	18,669
Goodwill	21,018

Total estimated purchase price	$35,492

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

The unaudited financial information provided below summarizes the combined results of operations of the Company and Nexius and Nedstat on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The unaudited pro forma adjusted summary combines the historical results for the Company for the periods presented with the historical results for Nexius and Nedstat for those same periods. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s financial position or results of operations, would actually have been had such transactions been completed as of the beginning of the periods presented, or of the financial position or results of operations that may be obtained in the future.

	Year Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Revenues	$185,779	$151,490
Net loss	$(10,158)	$(5,622)
Basic loss per share to common stockholders	$(0.34)	$(0.20)
Diluted loss per share to common stockholders	$(0.34)	$(0.20)

For pro forma adjusted summary purposes, the financial impacts of Certifica and ARS were not included as they were not significant individually or in the aggregate.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments and Fair Value Measurements

As of December 31, 2010 and December 31, 2009, the Company had $2.8 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million.

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

The Company is unsure as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of December 31, 2010 and December 31, 2009. If the credit ratings of the issuers, the bond insurers or the collateral deteriorate further, the Company may further adjust the carrying value of these investments.

Marketable securities, including the fair value hierarchy, which are classified as available-for-sale, are summarized below (in thousands).

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain (Loss)	Value	Investments	Investments

As of December 31, 2010:
Auction rate securities (Level 3)	2,380	439	2,819	—	2,819

	$2,380	$439	$2,819	$—	$2,819

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments

As of December 31, 2009:
U.S. treasury notes (Level 1)	$29,810	$23	$29,833	$29,833	$—
Auction rate securities (Level 3)	2,380	429	2,809	—	2,809

	$32,190	$452	$32,642	$29,833	$2,809

There were no gross unrealized losses related to available-for-sale securities as of December 31, 2010 and December 31, 2009.

Cash equivalents have original maturity dates of three months or less. All investments, excluding auction rate securities, have original maturity dates between three months and two years. Auction rate securities have original maturity dates in excess of fifteen years.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term
Investments

Balance on December 31, 2009	$2,809
Unrealized gains included in other comprehensive income	10

Balance on December 31, 2010	$2,819

5.	Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31
	2010	2009
	(In thousands)

Computer equipment	$26,034	$14,327
Computer software	9,564	5,262
Office equipment and furniture	3,611	3,272
Automobiles	1,210	—
Leasehold improvements	9,940	8,828

	50,359	31,689
Less: accumulated depreciation and amortization	(21,722)	(14,387)

	$28,637	$17,302

During the years ended December 31, 2010 and 2009, the Company capitalized $424,000 and $333,000, respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Toronto and Seattle office leases (see Note 8).

Property, equipment and automobiles financed through capital lease obligations totaled $8.3 million for hardware, $3.9 million for software and $1.2 million for automobiles at December 31, 2010. At December 31, 2009, $950,000 was financed through capital leases for software. At December 31, 2010 and 2009, accumulated depreciation related to property and equipment financed through capital leases totaled $1.8 million and $54,000, respectively. The capital lease associated with $3.1 million of assets expired and ownership transferred to the Company during the fourth quarter of 2009.

For the years ended December 31, 2010, 2009 and 2008, total depreciation expense was $8.4 million, $6.5 million and $5.0 million, respectively.

6.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the year ended December 31, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$42,014
Acquisitions	43,398
Translation adjustments	805

Balance as of December 31, 2010	$86,217

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s intangible assets are recorded in Euros, British Pounds and the local currencies of our South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortized acquired intangible assets are as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Tradename	$4,069	$(581)	$3,488	$165	$(14)	$151
Customer relationships	38,471	(3,140)	35,331	4,000	(709)	3,291
Acquired methodologies/ technology	10,157	(1,633)	8,524	2,479	(599)	1,880
Intellectual property	2,561	(662)	1,899	2,568	(407)	2,161
Panel	1,615	(597)	1,018	1,763	(501)	1,262

	$56,873	$(6,613)	$50,260	$10,975	$(2,230)	$8,745

Amortization expense related to intangible assets was approximately $4.5 million, $1.5 million and $804,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted average remaining amortization period by major asset class as of December 31, 2010, is as follows:

(In years)

Tradename	4.9
Acquired methodologies/technology	6.5
Customer relationships	8.4
Panel	4.4
Intellectual property	7.4

The estimated future amortization of acquired intangible assets as of December 31, 2010 is as follows:

(In thousands)

2011	$7,843
2012	7,500
2013	6,894
2014	6,852
2015	5,916
Thereafter	15,255

$50,260

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)

Accrued payroll and related	$4,411	$1,519
Accrued stock-based compensation	1,099	1,659
Accrued income, sales and other taxes	3,212	1,377
Accrued professional fees	1,072	965
Other	5,503	2,231

	$15,297	$7,751

8.	Commitments and Contingencies

Leases

In November 2010, the Company increased its lease financing arrangement with Banc of America Leasing & Capital, LLC to $15.0 million. This arrangement was established to allow the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth.

In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

	December 31, 2010
	Capital	Operating
	Leases	Leases
	(In thousands)

2011	$5,155	$6,618
2012	4,804	5,980
2013	3,508	5,106
2014	—	5,184
2015	—	5,249
Thereafter	—	13,613

Total minimum lease payments	13,467	$41,750

Less amount representing interest	(849)

Present value of net minimum lease payments	12,618
Less current portion	(4,659)

Capital lease obligations, long-term	$7,959

Total rent expense, under non-cancellable operating leases, was $5.6 million, $4.9 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2008, the Company agreed with two landlords for the early termination of their respective office leases. In connection with

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these terminations, the Company paid $262,000. This amount is included in expenses from operations in the consolidated statement of operations and comprehensive income for the year ended December 31, 2008.

During the years ended December 31, 2010 and 2009, the Company recorded $424,000 and $333,000, respectively, of deferred rent and capitalized assets as a result of landlord allowances in connection with its Toronto and Seattle office leases, respectively. The deferred rent will be applied to rent expense recognized by the Company over the lease terms.

Contingencies

On November 30, 2010, the Company extended its $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios, through February 28, 2011. On February 25, 2011, the Company further extended its $5.0 million revolving line of credit with Bank of America through May 31, 2011. This line of credit includes no restrictive financial covenants. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the year ended December 31, 2010, five letters of credit were reduced by approximately $646,000. As of December 31, 2010, no amounts were borrowed against the line of credit and $3.3 million of letters of credit were outstanding, leaving $1.7 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

The Company has no asserted claims as of December 31, 2010, but is from time to time exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

9.	Income Taxes

The components of (loss) income before income tax for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Domestic	$3,675	$12,331	$10,906
Foreign	(5,428)	(2,424)	(615)

	$(1,753)	$9,907	$10,291

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax benefit (expense) is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$(341)	$(457)	$(285)
State	(261)	(246)	(74)
Foreign	(1,158)	(139)	(127)

Total	(1,760)	(842)	(486)
Deferred:
Federal	(656)	(4,744)	13,109
State	(141)	(285)	1,671
Foreign	2,734	(67)	601

Total	1,937	(5,096)	15,381

Income tax benefit (expense)	$177	$(5,938)	$14,895

A reconciliation of the statutory United States income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(15.0)	3.5	4.4
Nondeductible items	(35.2)	8.2	4.5
Foreign rate differences	(40.7)	2.0	1.9
Change in statutory tax rates	—	—	6.3
Change in valuation allowance	139.0	6.9	(196.8)
Stock compensation shortfalls	(18.9)	7.7	—
True-ups and other adjustments	(31.6)	(1.0)	—
Tax credits	—	(3.2)	—
Foreign tax withholding	(11.0)	—	—
Uncertain tax positions	(11.5)	0.8	—

Effective tax rate	10.1%	59.9%	(144.7)%

The Company recognized income tax benefit of approximately $177,000 during the year ended December 31, 2010, which is comprised of current tax expense of $602,000 related to federal alternative minimum tax and state income tax liabilities and $1.2 million of foreign income tax expense, and deferred tax benefit of approximately $1.9 million related primarily to the reduction in the deferred tax asset valuation allowance.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense and state and foreign income taxes and a deferred tax expense of approximately $5.0 million related primarily to the utilization of net operating losses during the year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$18,716	$18,993
Tax credits	1,497	1,306
Accrued salaries and benefits	343	45
Deferred revenues	503	1,142
Capital leases	3,639	406
Deferred compensation	4,366	2,752
Deferred rent	3,386	3,751
Other	1,919	905

Gross deferred tax assets	34,369	29,300
Valuation allowance	(1,027)	(3,550)

Net deferred tax assets	33,342	25,750
Deferred tax liabilities:
Intangibles assets	(10,704)	(2,256)
Property and equipment	(4,839)	(2,424)
Prepaid maintenance	(445)	(67)
Other	(208)	(21)

Total deferred tax liabilities	(16,196)	(4,768)
Net deferred tax asset	$17,146	$20,982

As of December 31, 2010 and 2009, the Company had valuation allowances of $1.0 million and $3.6 million, respectively, against certain deferred tax assets, which consisted primarily of net operating loss carryforwards.

As of December 31, 2010, the Company concluded that it was more likely than not that a substantial portion of its UK deferred tax assets would be realized and determined that it was appropriate to release the entire valuation allowance of $2.8 million in the fourth quarter. In making that determination, the Company considered the profitability of the UK entity achieved in 2010 and prior years, coupled with the timing of the reversal of taxable temporary differences and the forecasted profitability in future years. The Company also concluded that it was not more likely than not that a substantial portion of its deferred tax assets in certain other foreign jurisdictions would be realized and that an increase to the valuation allowance was necessary. In making that determination, the Company considered the losses incurred in these foreign jurisdictions during 2010, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations currently in start-up phase. As a result, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $326,000.

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

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the profitability of the acquired Certifica business. As a result, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $719,000.

The valuation allowance as of December 31, 2010 of $1.0 million relates to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries primarily net operating loss carryforwards that are in their start-up phases. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.

The following is a summary of activities in the deferred tax asset valuation allowance for the fiscal years indicated:

	December 31,
	2010	2009

Deferred Tax Valuation Allowance
Beginning Balance	$(3,550)	$(2,831)
Additions	(326)	(910)
Reductions	2,849	191

Ending Balance	$(1,027)	$(3,550)

As of December 31, 2010, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $51.9 million and $37.3 million, respectively. As of December 31, 2009, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $52.9 million and $39.7 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2016 for state income tax purposes. At December 31, 2010, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $27.5 million, which begins to expire in 2011. In addition, at December 31, 2010, the Company had alternative minimum tax credit carryforwards of $1.2 million which can be carried forward indefinitely and research & development credit carryforwards of $701,000 which begin to expire in 2025.

The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2010 and 2009 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2010 and December 31, 2009, the cumulative amounts of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above are $16.6 million and $11.0 million, respectively.

During the years ended December 31, 2010 and 2009, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relevant windfall tax benefits have been previously recognized. However, as mentioned above, the Company has not yet recognized these windfall tax benefits because the tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of the shortfalls totaling $944,000 and $785,000, respectively, have been included in income tax expense for the years ended December 31, 2010 and 2009. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by these stock compensation tax deduction shortfalls. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that could be utilized annually to offset future taxable income and taxes payable. A portion of the Company’s net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to alternative minimum tax, foreign tax or state tax requirements.

The Company intends to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2010, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $1.7 million.

For uncertain tax positions, the Company uses a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As a result, the Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. As of December 31, 2010, 2009 and 2008, the Company had unrecognized tax benefits of $2.4 million, $1.2 million and $240 thousand, respectively, all of which would affect the Company’s tax rate if recognized. The Company anticipates that approximately $55,000 of unrecognized tax benefits will reverse during the next year due to the filing of related tax returns and the expiration of statutes of limitation. The net increase in the liability for unrecognized income tax benefits since the date of adoption resulted from the following:

	December 31,
	2010	2009	2008
	(In thousands)

Unrecognized tax benefits beginning balance	$1,198	$240	$71
Increase related to tax positions of prior years	121	29	169
Increase related to acquired tax positions recorded through purchase accounting	997	864	—
Increase related to tax positions of the current year	60	65	—

Unrecognized tax benefits ending balance	2,376	1,198	240

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was $771,000. As of December 31, 2009, the amount of accrued interest expense on unrecognized tax benefits was $489,000. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2007 or state and local tax examinations by tax authorities for years before 2006, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2010 and December 31, 2009, the Plans provided for the issuance of a maximum of approximately 7.8 million shares and 6.6 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2010, the shares available for grant increased 1,215,423 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of December 31, 2010, a total of 1,477,716 shares were available for future grant under the 2007 Plan.

The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.

On May 4, 2010, the Compensation Committee of the Company’s Board of Directors awarded on May 4, 2010, a total of 1,043,045 stock options to the Company’s then employed named executive officers. These options are subject to market-based vesting, whereby 100% of the shares subject to option will vest in the event that the Company’s common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012 (the “Trigger”). 50% of the shares subject to the options will vest upon achievement of the Trigger and the remaining 50% of the shares subject to the options will vest on the one year anniversary of the achievement of the Trigger, subject to the named executive officer’s continued status as a service provider of the Company through such dates. Stock-based compensation expense for the year ended December 31, 2010 included $3.6 million related to the market-based stock options.

In July 2010, the Compensation Committee of the Company’s Board of Directors authorized the accelerated vesting of certain shares of restricted stock and restricted stock units. The acceleration of 63,678 shares occurred on July 30, 2010 with a second tranche accelerated on November 15, 2010 for approximately 63,000 shares. Stock-based compensation expense for the year ended December 31, 2010 included approximately $1.4 million due to the accelerated vesting.

On October 25, 2010, the Compensation Committee of the Company’s Board of Directors awarded on November 15, 2010, a total of 93,253 restricted stock units to the members of the Company’s executive management team other than the named executive officers. These restricted stock units are subject to market-based vesting, whereby 100% of the shares will vest in the event that the Company’s common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012 (the “Trigger”). 50% of the shares subject to the options will vest upon achievement of the Trigger and the remaining 50% of the shares subject to the options will vest on the one year anniversary of the achievement of the Trigger, subject to the employee’s continued status as a service provider of the Company

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through such dates. Stock-based compensation expense for the year ended December 31, 2010 included $146,000 related to the market-based restricted stock units.

The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2010 and a discussion of the Company’s assumptions. No stock options were issued during the year ended December 31, 2009.

	Year Ended December 31,
	2010	2008
	(In thousands)

Dividend yield	0.00%	0.00%
Expected volatility	67.79%	60.00%
Risk-free interest rate	2.90%	2.93%
Expected life of options (in years)	2.00	4.00

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

The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2008 was $18.21 and $19.34, respectively, no options were granted during the years ended December 31, 2009. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $82,000, $536,000 and $853,000, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Plans is presented below:

	Number of	Weighted-Average
	Shares	Exercise Price

Options outstanding at December 31, 2007	2,039,434	2.01
Options granted	51,908	6.24
Options exercised	611,733	1.60
Options forfeited	24,589	5.63
Options expired	1,650	9.55

Options outstanding at December 31, 2008	1,453,370	2.26
Options granted	—	—
Options exercised	420,583	2.19
Options forfeited	36,689	7.01
Options expired	2,819	4.87

Options outstanding at December 31, 2009	993,279	2.11
Options granted	1,043,045	18.21
Options exercised	308,084	3.22
Options forfeited	5,628	9.65
Options expired	9,447	4.72

Options outstanding at December 31, 2010	1,713,165	$11.68

Options exercisable at December 31, 2010	665,351	$1.47

The following table summarizes information about options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Options	Exercise	Contractual	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$0.25 — $2.50	524,661	$0.44	3.07	524,661	$0.44	3.07
$2.51 — $13.66	145,459	$5.46	5.21	140,690	$5.34	5.18
$13.67 — $18.21	1,043,045	$18.21	4.34	—	$—	—

	1,713,165	$11.68	4.03	665,351	$1.47	3.52

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $4.7 million, $4.3 million and $10.2 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2010 was $18.1 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2010 was $13.7 million. The weighted average remaining contractual life for all options outstanding and all options exercisable under the Company’s stock plans as of December 31, 2010 was 4.03 years and 3.52 years, respectively. As of December 31, 2010, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $2.8 million, which the Company expects to recognize over a weighted average period of approximately 0.94 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. During the year ended December 31, 2010, 168,518 forfeited shares of restricted stock have been repurchased by the Company at no cost and subsequently retired. A summary of the status for nonvested stock awards as of December 31, 2010 is presented as follows:

			Total of Shares	Weighted
			Number	Average
	Restricted	Restricted	Underlying	Grant-Date
Nonvested Stock Awards	Stock	Stock Units	Awards	Fair Value

Nonvested at December 31, 2007	771,783	63,727	835,510	$14.08
Granted	540,667	63,794	604,461	23.46
Vested	193,957	17,241	211,198	14.24
Forfeited	75,392	13,607	88,999	20.36

Nonvested at December 31, 2008	1,043,101	96,673	1,139,774	$18.53
Granted	1,170,380	138,895	1,309,275	10.22
Vested	393,764	27,338	421,102	16.37
Forfeited	220,434	21,411	241,845	17.38

Nonvested at December 31, 2009	1,599,283	186,819	1,786,102	$13.11
Granted	991,379	333,153	1,324,532	17.13
Vested	856,964	88,559	945,523	13.75
Forfeited	142,176	26,342	168,518	13.67

Nonvested at December 31, 2010	1,591,522	405,071	1,996,593	$15.43

The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2010 was $44.6 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2010 was 2.19 years.

We granted nonvested stock awards at no cost to recipients during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $22.4 million, which the Company expects to recognize over a weighted average period of approximately 1.68 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Of the 945,523 shares of the Company’s restricted stock and restricted stock units vesting during the year ended December 31, 2010, the Company repurchased 325,527 shares at an aggregate purchase price of approximately $5.5 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.

Common Stock Warrants

In prior years, the Company had granted an aggregate of 403,368 warrants to purchase common stock. The common stock warrants began to expire in February 2006 through to April 2015 with exercise prices ranging from $3.00 to $24.50. As of December 31, 2010 and 2009, warrants to purchase 24,375 shares of common stock were outstanding.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Issuance

At December 31, 2010, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under 2007 Equity Incentive Plan	1,477,716
Common stock available for outstanding options and unvested restricted stock units	2,118,236
Common stock warrants	24,375

3,620,327

Unregistered Sales of Equity Securities

On July 1, 2010, in connection with its purchase all of the outstanding capital stock of Nexius, the Company issued a total of 158,070 unregistered shares of comScore common stock as partial consideration for such acquisition.

On August 31, 2010, in connection with its purchase of all of the outstanding capital stock of Nedstat, the Company issued a total of 58,045 shares of common stock to two key employee shareholders of Nedstat. These shares were issued pursuant to the terms of Stock Purchase Agreements based on the purchase of such number of shares equal to 30% of such shareholders’ respective consideration received in the acquisition of Nedstat by the Company.

11.	Employee Benefit Plans

The Company has a 401(k) Plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. Since the Company had suspended the employer match effective January 1, 2009, the Company did not make any employer contributions during the year ended December 31, 2009. Effective January 1, 2010, the Company reinstated the employer match and made approximately $327,000 in contributions to the 401(k) Plan for the year ended December 31, 2010. The Company made approximately $0 and $366,000 in contributions to the 401(k) Plan for the years ended December 31, 2009 and 2008, respectively.

12.	Related Party Transactions

During 2010, the Company entered into a Data Processing agreement with a third party for which the Chief Executive Officer of the Company was also a member of the third party’s board of directors until October 2010. The Company paid $144,000 pursuant to such agreement during the year ended December 31, 2010. In relation to this counterparty, there was $14,000 included in accounts payable balances as of December 31, 2010.

During 2009, the Company entered into a Licensing and Services agreement with a third party for which a director of the Company is also a member of the third party’s board of directors. The Company recognized $535,000 and $319,000 of revenue pursuant to such agreement during the years ended December 31, 2010 and 2009, respectively. In relation to this counterparty, there was $4,000 and $257,000 included in accounts receivable balances as of December 31, 2010 and 2009, respectively.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Geographic Information

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States	$142,312	$108,017	$100,895
Europe/United Kingdom/Other	17,257	11,553	10,463
Canada	7,968	6,192	5,827
Latin America	5,477	929	—
Asia	1,985	1,049	186

Total Revenues	$174,999	$127,740	$117,371

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2010	2009
	(In thousands)

United States	$22,627	$17,023
Europe/United Kingdom	5,221	256
Canada	411	23
Latin America	378	—

Total	$28,637	$17,302

14.	Restructuring

During the fourth quarter of 2009, the Company announced a restructuring program and reduced its headcount by approximately forty-six full-time positions. During the year ended December 31, 2009 a $563,000 charge related to severance and other costs directly related to the reduction of our workforce was included in operating expenses. In addition, included in stock-based compensation expense for the year ended December 31, 2009, was approximately $175,000 due to restricted stock awards that were modified to accelerate vesting as part of the restructuring plan. As of December 31, 2009, the Company had approximately $148,000 in outstanding restructuring liability consisting of employee severance that the Company paid during the first quarter of 2010. No such plans were entered into in the fiscal year 2010.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Information (Unaudited)

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except share and per share data)

Revenues	$51,195	$45,703	$41,962	$36,139	$33,826	$31,916	$31,374	$30,624

Cost of revenues(1)	15,477	13,743	12,374	10,359	9,544	9,455	9,695	10,036
Selling and marketing(1)	17,712	16,319	12,892	12,718	10,898	10,241	10,329	10,486
Research and development(1)	7,988	7,254	6,088	5,047	4,617	4,677	4,528	4,005
General and administrative(1)	9,376	10,204	8,167	6,206	5,357	4,353	4,015	4,507
Amortization	1,989	1,380	658	507	425	385	327	320

Total expenses from operations	52,542	48,900	40,179	34,837	30,841	29,111	28,894	29,354

Income from operations	(1,347)	(3,197)	1,783	1,302	2,985	2,805	2,480	1,270
Interest and other income, net	(64)	(37)	40	114	62	39	134	175
(Loss) gain from foreign currency	(135)	(83)	(12)	(117)	(80)	(71)	7	12
Gain on sale (impairment) of marketable securities	—	—	—	—	89	—	—	—

Income (loss) before income taxes	(1,546)	(3,317)	1,811	1,299	3,056	2,773	2,621	1,457
(Provisions) benefit for income taxes	1,051	1,182	(986)	(1,070)	(1,494)	(1,828)	(1,436)	(1,180)

Net (loss) income	$(495)	$(2,135)	$825	$229	$1,562	$945	$1,185	$277

Net (loss) income attributable to common stockholders:	$(495)	$(2,135)	$825	$229	$1,562	$945	$1,185	$277
Basic	$(0.02)	$(0.07)	$0.03	$0.01	$0.05	$0.03	$0.04	$0.01
Diluted	$(0.02)	$(0.07)	$0.03	$0.01	$0.05	$0.03	$0.04	$0.01
Weighted-average number of shares used in per share calculation — common stock
Basic	31,449,665	31,223,077	30,965,800	30,630,461	30,306,344	30,204,147	30,052,515	29,477,369
Diluted	31,449,665	31,223,077	31,736,718	31,475,136	31,238,733	31,157,222	31,008,672	30,461,974

(1)	Amortization of stock-based compensation is included in the preceding line items as follows:

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Cost of revenues	$449	$569	$246	$230	$262	$277	$327	$320
Selling and marketing	1,882	2,079	1,037	1,219	1,044	1,234	1,226	1,113
Research and development	590	699	315	264	282	285	306	238
General and administrative	2,938	2,407	1,889	961	886	755	672	629

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective at December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, which audits our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010 included at the end of this section.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited comScore, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). comScore, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, comScore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of comScore, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of comScore, Inc. and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 15, 2011

ITEM 9B.	OTHER INFORMATION

On March 15, 2011, the Compensation Committee of our Board of Directors approved a policy authorizing annual performance-based stock bonuses based on executive performance during our 2011 fiscal year as well as base salary levels for our named executive officers for our 2011 fiscal year. A summary of such actions taken by the Compensation Committee is filed with this report as Exhibit 10.17 and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2010:

	Number of	Weighted-
	Securities to be	Average	Number of Securities
	Issued Upon	Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants	Securities Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,118,236	$9.45	1,477,716	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,118,236	$9.45	1,477,716

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

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

(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.		Exhibit Document

2	.1(1)	Stock Purchase Agreement by and amoung the Registrant, Nexius, Inc., the Shareholders of Nexius, Inc. and Nabil Taleb, as representative of the Sellers, dated July 1, 2010. (Exhibit 2.1)*
2	.2(1)	Equity Purchase Agreement by and amoung the Registrant, CS Worldnet Holdings B.V., Nedstat B.V., the equity holders of Nedstat B.V. and Stichting Sellers Nedstat, as the respresentative of the Sellers, dated August 31, 2010. (Exhibit 2.2)*
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3	.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
4	.1(2)	Specimen Common Stock Certificate (Exhibit 4.1)
4	.2(2)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)
4	.3(2)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)
10	.1(2)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10	.2(3)	1999 Stock Plan (Exhibit 4.2)
10	.3(2)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)
10	.4(2)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)
10	.5(2)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)
10	.6(4)	2007 Equity Incentive Plan, as amended and restated July 29, 2009 (Exhibit 10.3)
10	.7(2)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)
10	.8(2)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)
10	.9(2)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)
10	.10(2)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)
10	.11(2)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)
10	.12(5)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)
10	.13(6)	Summary of 2008 Executive Compensation Bonus Policy
10	.14(7)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)
10	.15(8)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)
10	.16(4)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)
10.17		Summary of 2011 Executive Compensation Performance-Based Stock Bonus Policy
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young
24.1		Power of Attorney (see signature page)
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2010 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 27, 2007 (File No. 000-1158172).

(7)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham, Ph.D.
Magid M. Abraham, Ph.D.
President, Chief Executive
Officer and Director

March 15, 2011

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

Signature	Title	Date

/s/ Magid M. Abraham, Ph.D. Magid M. Abraham, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/s/ Kenneth J. Tarpey Kenneth J. Tarpey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ Gian M. Fulgoni Gian M. Fulgoni	Executive Chairman of the Board of Directors	March 15, 2011

/s/ Jeffrey Ganek Jeffrey Ganek	Director	March 15, 2011

/s/ Bruce Golden Bruce Golden	Director	March 15, 2011

/s/ William J. Henderson William J. Henderson	Director	March 15, 2011

Signature	Title	Date

/s/ William Katz William Katz	Director	March 15, 2011

/s/ Ronald J. Korn Ronald J. Korn	Director	March 15, 2011

/s/ Jarl Mohn Jarl Mohn	Director	March 15, 2011