Form 10-K/A
period 2010-12-31
COMSCORE, INC.
filed 2011-05-02
CIK 1158172

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $364.8 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 29, 2011, there were 31,816,840 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc’s Annual Report on Form 10-K for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission, or SEC, on March 15, 2011 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2010, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.

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

COMSCORE, INC.

AMENDMENT NO. 1
to
ANNUAL REPORT ON FORM 10-K/A
FOR THE PERIOD ENDED DECEMBER 31, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our executive officers and directors as of May 2, 2011:

Name	Age	Position

Magid M. Abraham, Ph.D.	53	President, Chief Executive Officer and Director
Gian M. Fulgoni	63	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	58	Chief Financial Officer
Gregory T. Dale	41	Chief Operating Officer
Christiana L. Lin	41	Executive Vice President, General Counsel and Chief Privacy Officer
Jeffrey Ganek(1)	58	Director
Bruce Golden(2)	52	Director
William J. Henderson(1)(3)	63	Director
William Katz(2)(3)	56	Director
Ronald J. Korn(1)	71	Director
Jarl Mohn(2)(3)	59	Director

(1)	Member of audit committee

(2)	Member of nominating and governance committee

(3)	Member of compensation committee

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

Jeffrey Ganek has served as a director since May 2008. From December 1999 until November 2010, Mr. Ganek also served as chairman of the board of directors and chief executive officer of NeuStar, Inc., which provides clearinghouse services to the telecommunications industry. From December 1995 to December 1999, Mr. Ganek was Senior Vice President and Managing Director of Communications Industry Services at Lockheed Martin, an advanced technology company. From 1993 to 1995, he was Vice President — Asia Operations for Global TeleSystems Group, a communications service provider in Europe and Asia. From 1991 to 1993, Mr. Ganek was Vice President of Marketing at GTE Spacenet, a satellite communications service provider. From 1985 to 1991, he was Director of Marketing and Corporate Development at MCI Communications Corporation, a telecommunications company. From 1976 to 1985, he held management positions at AT&T, a telecommunications company, in Corporate Development, Marketing and Finance. Mr. Ganek holds an M.S. in Public Policy and Management and a B.S. in Economics from Carnegie-Mellon University.

Bruce Golden has served as a director since June 2002. He is a partner at Accel Partners, which he joined in 1997. Mr. Golden has led a number of investments in enterprise software and Internet-related companies while at Accel. He currently serves as a member of the boards of directors of Qlik Technologies Inc., a provider of business intelligence solutions, and Responsys, Inc., a provider of on-demand relationship marketing software, as well as several private companies. Mr. Golden holds an M.B.A. from Stanford University and a B.A. from Columbia University.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2010, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met, except that the following reports, although filed, were not filed timely:

Date Filed	Form	Name(s) of Filer(s)	Description

May 5, 2010	4	Magid M. Abraham, Gian M. Fulgoni, Gregory T. Dale and Christiana L. Lin	Filings related to transactions originally occurring on March 25, 2010.
July 30, 2010	3	Jason Parikh	Amended original filing on August 4, 2010 to correct clerical error in original filing regarding total beneficial ownership of shares.
August 17, 2010	4	Kenneth J. Tarpey	Amended original filing on April 12, 2011 to correct clerical error in original filing regarding total beneficial ownership of shares.
November 18, 2010	4	Magid M. Abraham and Jason Parikh	Amended original filings on November 30, 2010 to correct clerical error in original filings regarding vesting schedule of shares.
November 22, 2010	4	Magid M. Abraham, Kenneth J. Tarpey, Gian M. Fulgoni, Gregory T. Dale and Christiana L. Lin	Filings related to transactions originally occurring on November 15, 2010.
December 20, 2010	4	Gian M. Fulgoni	Amended original filing on February 18, 2011 to correct clerical error in original filing regarding vesting schedule of shares.

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

DIRECTOR NOMINATIONS

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2010 annual meeting of stockholders.

AUDIT COMMITTEE

We have a separately-designated audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

The audit committee of our board of directors recommends the appointment of our independent registered public accountant, reviews our internal accounting procedures and financial statements, and consults with and reviews the services provided by our independent registered public accountant, including the results and scope of their audit. The audit committee met eleven times (including telephonic meetings) during 2010.

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

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2010 are Magid M. Abraham, Kenneth J. Tarpey, Gian M. Fulgoni, Gregory T. Dale and Christiana L. Lin. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Our Philosophy

The objective of our compensation programs for employees is to attract and retain top talent. Our compensation plans are designed to motivate and reward employees for achievement of positive business results and also to promote and enforce accountability. In determining the compensation arrangement of our named executive officers, we are guided by the following key principles:

•	Attract and Retain Top Talent. Our compensation arrangements should be sufficient to allow us to attract, retain and motivate named executive officers with the necessary skills and talent to successfully manage our business. In order to attract, motivate and retain such executives, we seek to compensate our named executive officers at total compensation levels of at least the 50th percentile of our identified peer group, with opportunities to reward stronger performers at levels as much as the 75th percentile of that peer group.

•	Promote Business Performance Accountability. Compensation should be tied, in part, to the performance of the portion of the business for which a named executive officer is responsible and how that named executive officer’s business unit or area performs and contributes to the overall financial performance of our business.

•	Promote Individual Performance Accountability. Compensation should be tied, in part, to the individual named executive officer’s performance to encourage and reflect individual contributions to our performance.

•	Align Stockholder Interests. Compensation should be tied, in part, to our financial performance through equity awards, which help to align our named executive officers’ interests with those of our stockholders.

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

Our executive compensation structure aims not only to compensate top talent at levels that we believe are generally at the 50th percentile or greater of an identified peer group, but also to be fair relative to compensation paid to other professionals within our organization, relative to our short- and long-term performance results and relative to the value we deliver to our stockholders. In some instances, we may seek to compensate at levels that we believe are at other than the 50th percentile of our identified peer group in the event that our compensation committee believes such compensation structure would be in our best interest to attract the appropriate talent to meet our needs. We seek to maintain a performance-oriented culture with a compensation approach that rewards our executive officers when we achieve and exceed our goals and objectives, while putting at risk an appropriate portion of their compensation against the possibility that our goals and objectives may not be achieved. Our compensation committee considers both qualitative and quantitative factors as measures of individual performance and weights these factors as appropriate in assessing a particular individual’s performance. Overall, our approach is designed to relate the compensation of our named executive officers to the following: the achievement of short- and long-term goals and objectives; their willingness to challenge and improve existing policies and structures; and their capability to take advantage of unique opportunities and overcome difficult challenges within our business.

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

Our compensation committee has taken the following steps to ensure that our executive compensation and benefit program is consistent with both our compensation philosophy and our corporate governance guidelines:

•	regularly reviewed the performance of and the total compensation earned by or awarded to our Chief Executive Officer and Executive Chairman independent of input from them;

•	examined on an annual basis the performance of our other named executive officers with assistance from our Chief Executive Officer and Executive Chairman and approved compensation packages that are believed to be consistent with or more attractive than those generally found in the executive’s marketplace;

•	regularly held executive sessions of compensation committee meetings without management present; and

•	engaged outside compensation consultants to review our executive compensation practices and provide comparison to other opportunities in the marketplaces for our named executive officers in connection with setting compensation for our 2010 bonus target levels and 2010 fiscal year base salaries and equity-award levels.

Utilization of Outside Compensation Consultants

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

Fees of the Compensation Committee Consultants

The aggregate fees billed by Compensia for 2010 to provide advice or recommendations on the amount or form of executive and director compensation did not exceed $120,000 individually or in the aggregate. Compensia did not provide additional services to us or our affiliates during 2010.

Approval of Compensation Consultant Services

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

Review of Compensation Policies for 2010 Fiscal Year

In the fourth quarter of 2009, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our compensation committee requested that Compensia review our direct compensation, including base salary, total cash compensation and total direct compensation. Also in 2009, our compensation committee requested that Compensia review our identified peer group and recommend appropriate improvements.

Compensia provided a report to the compensation committee in October 2009 with observations and analyses regarding the direct compensation of our named executive officers. The October 2009 study referenced both published compensation survey data of comparably-sized companies and a valuation peer group determined based on inputs from investment banks as well as management input as to companies with whom we compete for executive talent, with median annual revenues of up to twice our annual revenues. All of the companies included in the peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Specifically, the peer group consisted of the following companies:

Arbitron Inc. Bankrate Corporate Executive Board CoStar Group Dice Holdings Forrester Research, Inc.	Internet Brands Kenexa Liquidity Services LoopNet Marchex, Inc. Omniture, Inc.*	SuccessFactors TechTarget The Knot Unica ValueClick Web.com

*	Omniture was acquired by Adobe Systems Incorporated in October 2009

Our identified peer group for our 2010 compensation changed somewhat from the group previously identified and used. Upon consultation with the compensation committee and management, as well as upon conducting independent research, Compensia recommended the group identified above. The changes in composition from 2009 were due to several factors, including the determination by Compensia to better align our recommended peer group with similarly-sized companies in the technology space with similar growth characteristics as our own business. We also eliminated certain companies from our prior peer group due to the impact of the changing economy on identified firms as well as certain firms existing in the market altogether.

Our compensation committee chose the 50th percentile of this peer group for our compensation components with a view towards what our compensation committee believed to be fair to our named executive officers and to the company as well as consistent with industry practices in the technology sector. In making such determination, our compensation committee considered such factors as the stage of our company’s development, the size and characteristics of our company, based on both headcount and operations and balance sheet characteristics, as well as the expected future characteristics of our business relative to our identified peer group.

Based on the inputs from Compensia and our management as well as their own review, our compensation committee determined that our named executive officers’ compensation package for our 2010 fiscal year continued to fall within the 50th percentile range of the identified peer group for executive compensation, and target annual incentives, total cash compensation and total direct compensation were all in line with market medians, with the flexibility to exceed up to the 75th percentile range of the identified peer group. Our compensation committee further determined that, with the exception of Dr. Abraham, Mr. Dale and Ms. Lin, our named executive officers’ base salaries for our 2010 fiscal year continued to fall within the 50th percentile range of our identified peer group for executive base salary.

Although Dr. Abraham’s base salary was found to be below the 50th percentile range in 2010, our compensation committee determined that Dr. Abraham’s compensation package was heavily weighted in equity compensation. Such equity component was found to have counterbalanced the shortfall in base salary such that Dr. Abraham’s compensation package remained consistent with our compensation philosophy. Moreover, the compensation committee believed that the heavier weighting towards equity compensation would better align Dr. Abraham’s interests with the long-term interests of the company and our stockholders.

As Chief Technology Officer, Mr. Dale’s compensation fell within the 50th percentile range of our identified peer groups for executive base salary. In August 2009, Mr. Dale was promoted without an accompanying cash increase at that time. Additionally, in July 2009, Ms. Lin was promoted to executive vice president, and in December 2009, Ms. Lin assumed the additional responsibility of overseeing our human capital department without an accompanying cash increase at that time. Mr. Dale and Ms. Lin did not receive increases in cash salary in connection with their increased responsibilities at those times, but each was awarded additional restricted stock at such time in order to maintain a total compensation package that was consistent with the 50th percentile for peers with their respective level of responsibility. Moreover, in support of our cash-conservation efforts in 2009, our compensation committee determined to accelerate the vesting of 2,500 shares of restricted stock previously issued to Mr. Dale and Ms. Lin. On April 22, 2010, based on input received from Compensia, and in consultation with management, our compensation committee determined to adjust Mr. Dale’s and Ms. Lin’s compensation by providing each executive with a 9% increase to their base salary effective May 1, 2010.

In addition, on July 22, 2010, our compensation committee approved restoring the base salary of Mr. Tarpey to the base salary set forth in the terms of his original offer letter effective July 23, 2010. Mr. Tarpey’s salary was reduced in connection with our 2009 cash-conservation activities pursuant to which a number of our senior executives and employees had their salaries reduced temporarily in exchange for certain grants of restricted stock.

Otherwise, because there was no change in responsibilities for the other named executive officers, the compensation committee determined to leave 2010 base salaries for those named executive officers unchanged from 2009.

Our compensation committee believes that our current compensation format and the target levels are consistent with our targeted range of our identified peer group. In reaching these decisions, the compensation committee considered the importance of providing increased incentive opportunities to our named executive officers in equity, which would help better align the long-term incentives of those executives with the incentives of our stockholders.

Components of our Executive Compensation Program

Our executive compensation program consists of three components: base salary, short- and long-term equity incentives (including equity awards in the form of stock options, restricted stock units and/or restricted stock awards) and benefits.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, as well as to reflect market conditions as indicated by reference to our peer group. As we initially considered our named executive officers’ compensation for 2010, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. In establishing the 2010 base salaries of the named executive officers, our compensation committee and management took into account a number of factors, including the executive’s seniority, position and functional role, level of responsibility and his or her accomplishments against personal and group objectives. In addition, we considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows. In initially setting 2010 base salaries, the compensation committee and management also compared their assessments to input provided by Compensia.

The base salaries of each of our named executive officers are reviewed on an annual basis and adjustments are made following each fiscal year, within the context of our overall annual merit increase structure, and at other times as appropriate, in each case to reflect performance-based factors, marketplace conditions and the overall performance of our business. We do not apply specific formulas to determine increases. We considered the following when evaluating named executive officers salaries:

•	their achievement of specific objectives established during the prior review;

•	an assessment of their professional effectiveness, consisting of a portfolio of competencies that include leadership, commitment, creativity and organizational accomplishment;

•	their knowledge, skills and abilities, focusing on capabilities, capacity and the ability to drive results; and

•	external factors such as the marketplace for the named executive officers, the state of our business and the condition of the global economy.

Dr. Abraham, our Chief Executive Officer, periodically reviewed the performance of our named executive officers in the context of the factors noted above and recommended to the compensation committee any base salary changes deemed appropriate.

In late 2009, in connection with input provided by Compensia, our compensation committee evaluated the base salaries of our named executive officers for our 2010 fiscal year. Although all of our named executive officers achieved various objectives and demonstrated improvements in their personal capacities during 2009, the compensation committee continued to heavily consider the external market factors and economic conditions in its review of our named executive officers’ respective compensation arrangements. In light of our overall financial performance and the continued general uncertainty of the global economic conditions at that time, as well as the competitive conditions within our peer group and industry, our compensation committee determined at that time to set base salaries of our named executive officers for our 2010 fiscal year at the same level as were set in 2009. However, in April 22, 2010, based on additional input received from Compensia, and in consultation with management, our compensation committee determined to further adjust Mr. Dale’s and Ms. Lin’s compensation by providing each executive with a 9% increase to their base salary effective May 1, 2010 to reflect increased responsibilities. On July 22, 2010, our compensation committee approved restoring the base salary of Mr. Tarpey to the base salary set forth in the terms of his original offer letter effective July 23, 2010. Otherwise, because there was no change in responsibilities for the other named executive officers, the compensation committee determined to leave 2010 base salaries for those named executive officers unchanged from 2009. Our compensation committee believed that such levels remained consistent with our compensation philosophy of providing executive base salaries at the 50th percentile range of our peer group.

The annual base salaries for 2009 and 2010 for each named executive officer are set forth below:

				Percentage
Name and Principal Position	2009(1)	2010		Change

Magid M. Abraham, Ph.D.	$393,125	$393,125		—
President, Chief Executive Officer and Director
Kenneth J. Tarpey	277,500	300,000	(2)	8.1%
Chief Financial Officer
Gian M. Fulgoni	346,875	346,875		—
Executive Chairman of the Board of Directors
Gregory T. Dale	254,930	277,874	(3)	9.0%
Chief Operating Officer
Christiana L. Lin	231,250	252,063	(4)	9.0%
Executive Vice President, General Counsel and Chief Privacy Officer

(1)	Effective beginning May 1, 2009.

(2)	In July 2010, our compensation committee approved restoring the base salary of Mr. Tarpey to the base salary set forth in the terms of his original offer letter effective July 23, 2010.

(3)	In August 2009, Mr. Dale was promoted to chief operating officer. The 2010 increase in Mr. Dale’s salary reflects his increased responsibilities as compared to during 2009.

(4)	In July 2009, Ms. Lin was promoted to executive vice president, and in December 2009, Ms. Lin assumed the additional responsibility of overseeing our human resources department. The 2010 increase in Ms. Lin’s salary reflects her increased responsibilities as compared to during 2009.

Equity-Based Compensation

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

We typically use shares of restricted common stock as a form of long-term compensation. Our compensation committee has preferred the use of restricted stock in favor of stock options ever since our common stock has become publicly traded because it results in less dilution of our existing stockholders, it provides some immediate, tangible value to our employees, and it also does not require cash outlay by our employees. At the same time, restricted stock with vesting promotes employee retention while incentivizing our employees to pursue long-term growth initiatives. We expect to continue to predominantly use restricted stock awards in favor of stock options as a form of long-term, stock-based compensation for the foreseeable future.

Upon joining us, each executive is generally granted an initial restricted stock award that is primarily based on competitive conditions applicable to the executive’s specific position. In addition, the compensation committee considers the number of shares subject to equity awards owned by other executives in comparable positions within our company when determining the number of shares to grant to each executive, as well as the number of shares that remain unvested. Based upon input provided by Compensia and reviewed by our compensation committee, we believe this strategy is consistent with the approach of our peer group and, in our compensation committee’s view, is appropriate for aligning the interests of our executives with those of our stockholders over the long term.

Periodic awards to named executive officers are made based on an assessment of their sustained performance over time, their ability to effect results that drive value to our stockholders and their level of responsibility within our organization. Dr. Abraham, our Chief Executive Officer, periodically reviews the performance of our other named executive officers on this basis and recommends any equity awards to our compensation committee. The compensation committee reviews and approves any such recommendations as appropriate.

2010 Executive Incentive Compensation Policy

In February 2010, our compensation committee confirmed that the combined bonus and long-term compensation policies and target levels that we used for our 2009 Executive Long-Term Compensation Policy remained appropriate and therefore remained the same for our 2010 Executive Incentive Compensation Policy. These target levels and the actual amounts paid out were as follows for 2010:

	Value of Short-Term Performance-Based			Value of Long-Term Performance-Based
	Stock Bonus Level for Annual			Stock Bonus Level for Annual
	Performance at Time of Grant			Performance at Time of Grant
Name and Principal Position	Target	Maximum	Actual(1)	Target	Maximum	Actual(1)

Magid M. Abraham, Ph.D.	$196,563	$314,500	$243,599	$589,688	$943,500	$730,797
President, Chief Executive Officer and Director
Kenneth J. Tarpey	91,016	127,422	116,185	273,047	382,266	348,555
Chief Financial Officer
Gian M. Fulgoni	138,750	208,125	171,952	416,250	624,375	515,855
Executive Chairman of the Board of Directors
Gregory T. Dale	54,045	81,068	44,461	162,136	243,203	133,382
Chief Operating Officer
Christiana L. Lin	49,025	73,538	62,513	147,075	220,613	187,538
Executive Vice President, General Counsel and Chief Privacy Officer

(1)	The awards for the 2010 executive compensation policy were paid in the form of restricted stock based on the value of our common stock of $28.02 per share as reported at market close by the NASDAQ Global Market on February 18, 2011, the date of payment, as adjusted for rounding for fractional shares.

These awards were paid out following the end of our 2010 fiscal year. The short-term performance-based stock bonus awards were fully vested upon the grant date. One-third of the shares subject to the award of the long-term performance-based stock bonus awards to each named executive officer shall vest annually beginning on the first anniversary of the grant date until the full amount of the award is vested, subject to continued employment through each of the vesting dates.

Our compensation committee believes that this format and the target levels are consistent with or more attractive than other opportunities in those named executive officers’ respective marketplaces based on their experience in the marketplace as well as insight provided by Compensia.

Under this policy, the award levels established for the 2010 fiscal year for Dr. Abraham and Messrs. Tarpey and Fulgoni were based on a mix of quantitative and qualitative factors, certain of which were the satisfactory completion of specific projects or initiatives. The quantitative milestones varied somewhat from 2009 to reflect the expected financial performance of the company in 2010 as compared to 2009. Our compensation committee selected the targets and the weighting of the targets based on their experience as well as Compensia’s input. The weighting is more heavily weighted towards profitability measures in the interest of incentivizing Dr. Abraham and Messrs. Tarpey and Fulgoni to achieve increased profitable growth for our business as a whole. The 2010 targets for Dr. Abraham and Messrs. Tarpey and Fulgoni were calculated based on the following component factors:

Weight of
Achievement of	Target

Milestones for 2010 earnings before interest taxes, depreciation and amortization, or EBITDA	50%
Milestones for 2010 revenue	30%
Individual qualitative factors such as client retention, personnel retention, strategic milestones	20%

The annual performance targets established for the 2010 fiscal year for Mr. Dale and Ms. Lin were based on each respective named executive officer’s actual salary earned during 2010 and the achievement of qualitative performance factors such as successful completion and integration of strategic transactions, effective management of their respective organizations, the development and release of new technology or product offerings, successful recruiting and development of our human resources and the successful implementation of strategic initiatives.

May 2010 Market-Based Performance Stock Option Awards

In May 2010, following a review of market-based performance equity awards in conjunction with Compensia, our compensation committee approved awards of stock options that were designed to motivate management to drive enterprise value toward a significantly higher market capitalization over the next two years and promote sustainability of such achievement. We refer to these options in this proxy statement as the May 2010 Stock

Option Grants. The May 2010 Stock Option Grants were granted effective as of May 4, 2010 with an exercise price of $18.21 per share, to each of the named executive officers employed as of that date, in the amounts listed below:

Number of Shares
of Common Stock
Name and Principal Position	Subject to Stock Option

Magid M. Abraham, Ph.D.	848,176
President, Chief Executive Officer and Director
Kenneth J. Tarpey	50,891
Chief Financial Officer
Gian M. Fulgoni	63,613
Executive Chairman of the Board of Directors
Gregory T. Dale	46,650
Chief Operating Officer
Christiana L. Lin	33,715
Executive Vice President, General Counsel and Chief Privacy Officer

Each of the May 2010 Stock Option Grants is subject to market-based vesting, whereby 100% of the shares subject to option is eligible to vest in the event that our common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012, an event we refer to as the Trigger. Fifty percent (50%) of the shares subject to the options will vest upon achievement of the Trigger and the remaining fifty percent (50%) of the shares subject to the options will vest on the one year anniversary of the achievement of the Trigger, subject to the named executive officer’s continued status as a service provider to us through such dates. The thirty (30)-day price average and bifurcated vesting provisions are intended to promote sustainability of significantly higher market capitalization.

Our compensation committee, with advice from our senior management and input from Compensia, devised the May 2010 Stock Option Grants with a goal of promoting aggressive growth of our business. These awards were designed to incentivize our named executive officers to nearly double the value of our business within the two year period in which the May 2010 Stock Option Grants are eligible to vest. Furthermore, the Trigger is designed to promote sustainable growth. Our compensation committee and our management concluded this was an aggressive growth strategy that could be achieved with significant effort from our named executive officers, particular from our chief executive officer. Accordingly, the preponderance of the May 2010 Stock Option Grants were awarded to Dr. Abraham in recognition of his unique abilities and with a view towards his leadership in achieving the financial results necessary to achieve the target market capitalization.

In the event of (a) an indictment, plea of nolo contendere or conviction, of any felony or of any crime involving dishonesty by a named executive officer; (b) a material breach by a named executive officer of his or her duties or of a company policy, including repeated unsatisfactory performance of job duties as determined by our compensation committee or our board of directors; or (c) a commission of any act of dishonesty, embezzlement, theft, fraud or misconduct by a named executive officer with respect to us, any of which in the good faith and reasonable determination of our compensation committee or our board of directors is materially detrimental to us, our business or our reputation, our compensation committee has the right to deny vesting of the option for such named executive officer and cause the option to immediately terminate for no consideration to the individual.

In addition to the market-based vesting conditions, the options may vest in part or entirely upon a change of control, as more fully described under the subsequent heading “Severance and Change of Control Arrangements.”

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

Severance and Change of Control Arrangements

Our named executive officers are parties to various agreements that provide certain benefits to those named executive officers in the event of their termination or a change of control of comScore under certain circumstances or both.

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

Change of Control and Severance Agreements

In July 2010, our compensation committee, following consultation with our outside compensation consultant, Compensia, approved Change of Control and Severance Agreements for certain members of the our management, including each of our current named executive officers: Magid M. Abraham, Ph.D.; Gian M. Fulgoni; Kenneth J. Tarpey; Gregory T. Dale; and Christiana L. Lin.

Each of these Change of Control and Severance Agreements has a three-year initial term with automatic one-year renewals thereafter, and an automatic 12-month extension following the date of a change of control. Each agreement provides that if, prior to a change of control, we terminate such executive’s employment without cause, or such executive resigns from such employment for good reason, then subject to certain covenants such executive would be entitled to the following severance benefits:

•	payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under our plans, policies and arrangements;

•	continuing payments at a rate equal to such executive’s annual base salary then in effect, for the duration of a specified severance period (as identified in the table below for each such executive), to be paid periodically in accordance with our normal payroll policies; and

•	reimbursement of COBRA premiums (or an equivalent cash distribution if the executive’s severance period exceeds the permitted COBRA participation period) until the earlier of the expiration of the specified severance period or the date that each such executive becomes covered under a similar plan.

The table below identifies the severance period specified in the Change of Control and Severance Agreements for each such executive:

Name and Principal Position	Severance Period

Magid M. Abraham, Ph.D.	2 years
President, Chief Executive Officer and Director
Kenneth J. Tarpey	6 months for first two years
Chief Financial Officer	as chief financial officer; thereafter 1.25 years
Gian M. Fulgoni	1.5 years
Executive Chairman of the Board of Directors
Gregory T. Dale	1 year
Chief Operating Officer
Christiana L. Lin	1 year
Executive Vice President, General Counsel and Chief Privacy Officer

Each of the Change of Control and Severance Agreements also provides that if, on or within 12 months after a change of control, such executive’s employment is terminated without cause, or any such executive resigns for good reason, then subject to certain covenants each such executive would be entitled to the following severance benefits:

•	payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under our plans, policies and arrangements;

•	a lump sum payment (less applicable withholding taxes) equal to a specified change of control multiple (as identified in the chart below for each such executive’s) multiplied by such executive’s annual base salary in effect immediately prior to such executive’s termination date or, if greater, at the level in effect immediately prior to the change of control; and

•	reimbursement of COBRA premiums (or an equivalent cash distribution if the executive’s severance period exceeds the permitted COBRA participation period) until the earlier of the expiration of a specified severance period (as identified in the table above for each such executive) or the date that such executive becomes covered under a similar plan.

The table below identifies the change of control multiple specified in the agreements for each such executive:

Change of Control
Name and Principal Position	Multiple

Magid M. Abraham, Ph.D.	2x
President, Chief Executive Officer and Director
Kenneth J. Tarpey	1.25x
Chief Financial Officer
Gian M. Fulgoni	1.5x
Executive Chairman of the Board of Directors
Gregory T. Dale	1x
Chief Operating Officer
Christiana L. Lin	1x
Executive Vice President, General Counsel and Chief Privacy Officer

Each of the agreements with Messrs. Tarpey and Dale and Ms. Lin provides that if each such executive remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent (100%) of such executive’s then outstanding and unvested equity awards (excluding the May 2010 Stock Option Grants, which include their own separate acceleration provisions) as of the date of the change of control shall accelerate and become vested in full. The agreements for Dr. Abraham and Mr. Fulgoni provide for accelerated vesting of one hundred percent (100%) of their then outstanding and unvested equity awards (excluding the May 2010 Stock Option Grants, which include their own separate acceleration provisions) upon a change of control. Such single-trigger acceleration is consistent with existing equity awards held by Dr. Abraham and Mr. Fulgoni.

These Change of Control and Severance Agreements supersede any existing severance or change of control provisions included in our named executive officer’s respective employment agreements or letter agreements.

In the event that the benefits under an Agreement would (i) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) or (ii) would be subject the excise tax imposed by Section 4999 of the Code, each such executive would receive such payment as would entitle such executive to receive the greatest after-tax benefit.

The effects of these arrangements are described under “Executive Compensation — Potential Payments upon Termination or Change-in-Control.” We believe that these arrangements will help our executive officers maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change of control. We also believe these arrangements are competitive with arrangements offered to senior executives at companies with whom we compete for executive talent and are necessary to the achievement of our business objective of management retention.

May 2010 Stock Option Grants

In addition, the May 2010 Stock Option Grants to each of Dr. Abraham, Messrs. Tarpey, Fulgoni and Dale and Ms. Lin may vest in part or entirely upon a change of control, which for purposes of the options vesting will be generally defined as an acquisition of at least fifty percent (50%) of the voting control of our company, a sale or merger of our company, or the sale of substantially all the assets of comScore. Upon such a change of control, if our common stock closing price as reported by the NASDAQ Global Market exceeds an average of $24.10 per share for the thirty-day period immediately preceding the change of control, fifty percent (50%) of the shares subject to option will vest upon the consummation of the change of control. The percentage of the total shares subject to option that vest upon a change of control increases linearly from fifty percent (50%) at $24.10 per share to one hundred percent (100%) at thirty dollars ($30) per share based on the thirty (30)-day average of our common stock closing price as reported by the NASDAQ Global Market immediately preceding the change of control.

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

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with company management. Based on the compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

William J. Henderson, Chairman
William Katz
Jarl Mohn

The foregoing compensation committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our chief executive officer during 2010, (ii) all persons serving as our chief financial officer during 2010 and (iii) the three most highly compensated of our other executive officers who received compensation during 2010 of at least $100,000 and who were executive officers on December 31, 2010. We refer to these persons as our “named executive officers” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

									Non-Equity
							Equity Incentive		Incentive Plan		All Other
Name and		Salary			Option Awards		Plan Compensation		Compensation		Compensation		Total
Principal Position	Year	($)	Stock Awards ($)(1)		($)(1)		($)(1)		($)		($)		($)

Magid M. Abraham, Ph.D.	2010	$393,125	—		$5,195,078	(2)	$974,396	(3)	—		$1,633	(4)	$6,564,232
President, Chief Executive	2009	403,750	$653,849	(5)	—		807,469	(6)	—		61	(7)	1,865,129
Officer and Director	2008	408,333	850,000	(8)	—		—		$183,751	(9)	3,290	(4)	1,445,374
Kenneth J. Tarpey	2010	291,250	—		311,707	(2)	464,740	(3)	—		2,135	(4)	1,069,832
Chief Financial Officer	2009	200,384	1,165,895	(5)(10)	—		250,426	(6)	—		61	(7)	1,616,766
Gian M. Fulgoni	2010	346,875	—		389,630	(2)	687,807	(3)	—		61	(7)	1,704,573
Executive Chairman of the	2009	356,250	452,686	(5)	—		569,967	(6)	—		61	(7)	1,378,964
Board of Directors	2008	362,500	562,492	(8)	—		—		168,126	(9)	4,162	(4)	1,097,280
Gregory T. Dale	2010	270,226	—		285,731	(2)	177,843	(3)	—		1,871	(4)	735,671
Chief Operating Officer	2009	261,820	619,236	(5)(11)	—		184,285	(6)	—		61	(7)	1,065,402
	2008	272,999	200,008	(8)	—		—		51,401	(9)	3,161	(4)	527,569
Christiana L. Lin	2010	245,125	30,340	(12)	206,505	(2)	250,050	(3)	—		1,199	(4)	733,219
Executive Vice President,	2009	237,500	331,608	(5)(13)	—		180,462	(6)	—		61	(7)	749,631
General Counsel and Chief	2008	241,667	200,008	(8)	—		—		49,078	(9)	3,161	(4)	493,914
Privacy Officer

(1)	Amounts represent the aggregate grant date fair value of awards or equity plan compensation computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Represents a one-time award of stock options in May 2010 to key senior employees, including named executive officers. Each award is entirely subject to market-based vesting, whereby 100% of the shares subject to option are eligible to vest in the event that our common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012. For further discussion of these awards, see the section titled “Compensation Discussion and Analysis —

Components of our Executive Compensation Program — Short- and Long-Term Equity-Based Compensation — May 2010 Market-Based Performance Stock Option Awards.”

(3)	Represents awards of restricted stock according to certain target levels for each named executive officer pursuant to the provisions of our 2010 Executive Long-Term Compensation Policy. Awards under such policy relating to 2010 performance were paid in February 2011 following approval by our compensation committee.

(4)	Includes discretionary matching contributions by us to the officer’s 401(k) plan account and payment of life insurance premiums paid on behalf of the named executive officers.

(5)	Includes (i) a one-time award of restricted stock issued to key senior employees, including named executive officers, to promote retention given expected challenges during 2009 and (ii) a one-time May 1, 2009 award of restricted stock in connection with our April 2009 reduction in salaries.

(6)	In February 2009, our compensation committee determined to consolidate our annual bonus policy for our 2009 fiscal year with our long-term incentive compensation policy. Accordingly, our named executive officers were awarded restricted stock according to certain target levels based on each named executive officer’s respective base salary levels. There was no cash component of these equity incentive awards paid to our named executive officers. Awards under such policy relating to 2009 performance were paid in February 2010 following approval by our compensation committee.

(7)	Includes payment of life insurance premiums paid on behalf of the named executive officer.

(8)	In December 2007 our compensation committee approved guidelines for restricted stock awards to be granted in the first quarter of 2008 based on each executive’s respective 2008 base salary as well as the number of shares held by each named executive officers that remain unvested as part of our long-term compensation policy. On February 18, 2008, our compensation committee approved specific restricted common stock awards for our executives using the targets established in December 2007, as well as factors such as the number of unvested shares remaining from option grants previously awarded to the executive and the amount of restricted common stock awarded to an executive that remains subject to a right of repurchase.

(9)	Amounts represent compensation paid in a combination of cash and stock-based compensation to our named executive officers pursuant to our executive compensation bonus policy for 2008. Payments under such policy were paid in February 2009 following approval by our compensation committee. Equity awards included in such amounts are included based on the aggregate grant date fair value of equity compensation computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(10)	Includes an award of 85,000 shares of restricted stock with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $1,150,900 granted on April 20, 2009, the start date of Mr. Tarpey’s employment as our Chief Financial Officer.

(11)	Mr. Dale was promoted to Chief Operating Officer within the company on September 14, 2009. In connection with such promotion, Mr. Dale was awarded an additional 30,000 shares of restricted stock on November 15, 2009 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $482,400, which amount is included in the referenced item.

(12)	Includes a one-time award of restricted stock issued to key senior employees to promote retention.

(13)	Ms. Lin was promoted to Executive Vice President within the company on September 14, 2009. In connection with such promotion, Ms. Lin was awarded an additional 15,000 shares of restricted stock on August 15, 2009 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $210,150, which amount is included in the referenced item.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to named executive officers in 2010.

					All Other		All Other
					Stock		Option	Exercise or	Grant Date
		Estimated Future Payouts Under			Awards:		Awards:	Base Price	Fair Value of
		Equity Incentive Plan Awards(1)			Number of		Number of	of Option	Stock and
	Grant	Threshold	Target	Maximum	Shares of		Shares of Stock	Awards	Option Awards
Name	Date	($)	($)	($)	Stock (#)		(#)	($/Sh)	(2)

Magid M. Abraham,	—	—	$786,250	$1,258,000	—		—	—	—
Ph.D.	2/18/10	—	—	—	53,228	(3)	—	—	$807,469
	5/4/10	—	—	—	—		848,176 (4)	$18.21	2,963,541
Kenneth J. Tarpey	—	—	375,000	720,000	—		—	—	—
	2/18/10	—	—	—	16,508	(3)	—	—	250,426
	5/4/10	—	—	—	—		50,891 (4)	$18.21	177,813
Gian M. Fulgoni	—	—	555,000	832,500	—		—	—	—
	2/18/10	—	—	—	37,572	(3)	—	—	569,967
	5/4/10	—	—	—	—		63,613 (4)	$18.21	222,264
Gregory T. Dale	—	—	203,944	382,395	—		—	—	—
	2/18/10	—	—	—	12,148	(3)	—	—	184,285
	5/4/10	—	—	—	—		46,650 (4)	$18.21	162,996
Christiana L. Lin	—	—	185,000	346,875	—		—	—	—
	2/18/10	—	—	—	2,000	(5)	—	—	30,340
	2/18/10	—	—	—	11,896	(3)	—	—	180,462
	5/4/10	—	—	—	—		33,715 (4)	$18.21	117,800

(1)	The target incentive amounts shown in this column reflect the value of incentive compensation available to our named executive officers pursuant to our 2010 executive long-term compensation policy. The amounts representing the target awards were pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. The policy also provides that the entire bonus amount shall be paid in shares of restricted stock valued at the time of grant. Actual payouts under our 2010 executive long-term compensation policy were approved on February 18, 2010 and are reflected in the Equity Incentive Plan Compensation column of the Summary Compensation Table above for 2010 in each case for each named executive officer.

(2)	Amounts represent fair value of awards granted in the fiscal year as calculated in accordance with FASB ASC Topic 718 and as further described in Note 10 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(3)	The referenced grant was issued as part of our 2009 executive long-term compensation policy earned for the 2009 fiscal year but issued in 2010. This award is reflected in the Non-Equity Incentive Plan Compensation column of the preceding Summary Compensation Table for 2009 for each respective named executive officer.

(4)	The referenced grant is one of the May 2010 Stock Option Grants and is further described in the section titled “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Short- and Long-Term Equity-Based Compensation — May 2010 Market-Based Performance Stock Option Awards.” This award is reflected in the Option Awards column of the preceding Summary Compensation Table above for 2010 for each respective named executive officer.

(5)	The referenced grant was a one-time award of restricted stock issued to key senior employees to promote retention and is reflected in the Stock Awards column of the preceding Summary Compensation Table for 2010 for Ms. Lin.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding equity awards held by the named executive officers as of December 31, 2010.

	Option Awards					Stock Awards
								Market
						Number of		Value of
						Shares of		Shares of
						Stock That		Stock That
	Number of Securities Underlying			Option	Option	Have Not		Have Not
	Unexercised Options (#)			Exercise	Expiration	Vested		Vested
Name	Exercisable	Unexercisable		Price($)	Date	(#)		($)(1)

Magid M. Abraham, Ph.D.	200,000	—		$0.25	12/15/2013	25,000	(2)	$558,500
	—	848,176	(3)	18.21	5/4/2012	18,797	(4)	419,925
						54,103	(5)	1,208,661
						39,921	(6)	891,835
Kenneth J. Tarpey	—	50,891	(3)	18.21	5/4/2012	63,750	(7)	1,424,175
						12,381	(8)	276,592
Gian M. Fulgoni	217,891	—		0.25	12/15/2013	18,750	(9)	418,875
	—	63,613	(3)	18.21	5/4/2012	12,439	(10)	277,887
						36,023	(11)	804,754
						28,179	(12)	629,519
Gregory T. Dale	22,925	—		0.25	4/27/2014	4,500	(13)	100,530
	14,400	—		2.45	2/1/2015	4,423	(14)	98,810
	9,000	—		4.50	12/27/2015	9,762	(15)	218,083
	—	46,650	(3)	18.21	5/4/2012	19,500	(16)	435,630
						9,111	(17)	203,540
Christiana L. Lin	2,661	—		0.25	2/17/2014	4,750	(18)	106,115
	10,000	—		4.50	12/27/2015	4,423	(19)	98,810
	208	—		0.25	4/24/2014	9,666	(20)	215,938
	—	33,715	(3)	18.21	5/4/2012	4,500	(21)	100,530
						2,000	(22)	44,680
						8,922	(23)	199,318

(1)	Market value of shares of stock that have not vested is computed based on $22.34 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2010.

(2)	comScore’s right of repurchase lapses for 25,000 shares annually on March 25, contingent upon Dr. Abraham’s continued service as of each such dates.

(3)	comScore’s right of repurchase lapses for 9,398 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(4)	Options are subject to market-based vesting, as further described in the section titled “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Short- and Long-Term Equity-Based Compensation — May 2010 Market-Based Performance Stock Option Awards.”

(5)	comScore’s right of repurchase lapses for 18,034 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(6)	comScore’s right of repurchase lapses for 13,307 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(7)	comScore’s right of repurchase lapses for 21,250 shares annually on April 20, contingent upon Mr. Tarpey’s continued service as of each such dates.

(8)	comScore’s right of repurchase lapses for 4,127 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.

(9)	comScore’s right of repurchase lapses for 18,750 shares annually on March 25, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(10)	comScore’s right of repurchase lapses for 6,220 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(11)	comScore’s right of repurchase lapses for 12,007 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(12)	comScore’s right of repurchase lapses for 9,363 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(13)	comScore’s right of repurchase lapses for 4,500 shares annually on March 25, contingent upon Mr. Dale’s continued service as of each such dates.

(14)	comScore’s right of repurchase lapses for 2,212 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.

(15)	comScore’s right of repurchase lapses for 3,254 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.

(16)	comScore’s right of repurchase lapses for 7,500 shares annually on August 15, contingent upon Mr. Dale’s continued service as of each such dates.

(17)	comScore’s right of repurchase lapses for 3,037 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.

(18)	comScore’s right of repurchase lapses for 4,750 shares annually on March 25, contingent upon Ms. Lin’s continued service as of each such dates.

(19)	comScore’s right of repurchase lapses for 2,212 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

(20)	comScore’s right of repurchase lapses for 3,222 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

(21)	comScore’s right of repurchase lapses for 3,750 shares annually on August 15, contingent upon Ms. Lin’s continued service as of each such dates.

(22)	comScore’s right of repurchase lapses for 500 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

(23)	comScore’s right of repurchase lapses for 2,974 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

Option Exercises and Stock Vested Table

The following table shows the stock options exercised and value realized upon exercise, as well as all stock awards vested and value realized upon vesting by our named executive officers during the year ended December 31, 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value Realized	Shares
	Acquired on	on Exercise	Acquired on	Value Realized
Name	Exercise (#)	($)(1)	Vesting (#)	on Vesting ($)

Magid M. Abraham, Ph.D.	41,099	$897,191	25,000	$383,750(2)
			9,399	142,583(3)
			18,034	273,575(3)
			13,307	201,867(3)
			5,902	89,533(3)
			683	12,396(4)
			1,025	20,305(5)
			1,026	21,844(6)
Kenneth J. Tarpey	—	—	21,250	$352,750(7)
			321	5,826(4)
			482	9,548(5)
			483	10,283(6)
			4,127	62,607(3)
Gian M. Fulgoni	5,454	118,952	18,750	287,813(2)
			6,220	94,357(3)
			12,007	182,146(3)
			5,240	79,491(3)
			603	10,944(3)
			904	17,908(4)
			905	19,267(5)
			9,363	142,492(6)
Gregory T. Dale	2,000	42,246	4,500	69,075(2)
	75	1,598	2,212	33,556(3)
	2,000	44,666	3,254	49,363(3)
	2,700	52,032	1,559	23,650(3)
	2,700	49,965	443	8,040(4)
	2,400	44,431	665	13,174(5)
	300	5,550	665	14,158(6)
	2,700	50,675	3,000	45,510(3)
	2,700	61,344	7,500	135,150(8)
	2,700	51,647	3,037	46,071(3)
	1,925	41,480
	2,700	59,450
	2,700	53,117
	2,700	60,588
	2,000	46,307
	2,000	43,001
	2,000	42,937
	775	16,700
	2,000	41,118
	2,000	41,418
	1,925	41,024
	2,000	44,820

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value Realized	Shares
	Acquired on	on Exercise	Acquired on	Value Realized
Name	Exercise (#)	($)(1)	Vesting (#)	on Vesting ($)

Christiana L. Lin	—	—	4,750	72,913(2)
			2,212	33,556(3)
			3,221	48,863(3)
			1,380	20,935(3)
			402	7,296(4)
			603	11,945(5)
			603	12,838(6)
			3,000	45,510(3)
			3,750	67,575(8)
			2,974	45,116(3)

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $15.35 per share at market close as listed by the NASDAQ Global Market on March 25, 2010.

(3)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $15.17 per share at market close as listed by the NASDAQ Global Market on February 18, 2010.

(4)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $18.15 per share at market close as listed by the NASDAQ Global Market on April 30, 2010.

(5)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $19.81 per share at market close as listed by the NASDAQ Global Market on July 30, 2010.

(6)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $21.29 per share at market close as listed by the NASDAQ Global Market on November 15, 2010.

(7)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $16.60 per share at market close as listed by the NASDAQ Global Market on April 20, 2010.

(8)	The value realized on vesting is calculated by multiplying the number of shares vesting and by the market value of the underlying shares on the vesting date, which was $18.02 per share at market close as listed by the NASDAQ Global Market on August 15, 2010.

Potential Payments Upon Termination or a Change of Control

The following table estimates payments and the value of any accelerated vesting that would have been due to each named executive officer in the event of a change of control, assuming the change of control occurred on December 31, 2010.

	Market Value of Accelerated Equity
Name	(net of exercise price, if any)(1)

Magid M. Abraham, Ph.D.	$3,078,921(2	)(3)
Kenneth J. Tarpey	—(2)
Gian M. Fulgoni	2,131,035(2	)(3)
Gregory T. Dale	—(2)
Christiana L. Lin	—(2)

(1)	Based on an assumed fair market value per share of our common stock of $22.34, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2010.

(2)	Although the May Stock Option Grant held by the referenced named executive officer include single trigger acceleration of vesting upon a change of control, such acceleration requires the price of our common stock to equal or exceed at least $24.10. Based upon our assumed stock price at December 31, 2010 as set forth in footnote (1), no acceleration of such stock options is included.

(3)	Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards (excluding the May 2010 Stock Option Grants, which include their own separate acceleration provisions) become vested in full upon a change of control.

The following table estimates payments as well as the value of any accelerated vesting that would have been due to each named executive officer in the event his employment had been terminated not in connection with a change of control without cause or if such executive resigns without good reason, assuming the termination occurred on December 31, 2010.

			Market Value of
			Accelerated Equity
	Cash Payments		(net of exercise
Name	Salary(1)	COBRA/Insurance(2)	price, if any)(3)

Magid M. Abraham, Ph.D.	$786,250	$31,221	$3,078,921(4	)(5)
Kenneth J. Tarpey	138,750	7,805	—(4)
Gian M. Fulgoni	520,313	15,215	2,131,035(4	)(5)
Gregory T. Dale	277,874	15,336	—(4)
Christiana L. Lin	252,063	15,336	—(4)

(1)	Salary to be paid at a rate equal to such executive’s annual base salary then in effect, for the duration of a specified severance period, to be paid periodically in accordance with our normal payroll policies.

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $22.34, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2010.

(4)	Although the May Stock Option Grant held by the referenced named executive officer include single trigger acceleration of vesting upon a change of control, such acceleration requires the price of our common stock to equal or exceed at least $24.10. Based upon our assumed stock price at December 31, 2010 as set forth in footnote (3), no acceleration of such stock options is included.

(5)	Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards (excluding the May 2010 Stock Option

Grants, which include their own separate acceleration provisions) become vested in full upon a change of control.

The following table estimates payments as well as the value of any accelerated vesting that would have been due to each named executive officer in the event his employment had been terminated in connection with or within 12 months of a change of control without cause or if such executive resigns without good reason, assuming the termination occurred on December 31, 2010.

			Market Value of
			Accelerated Equity
	Cash Payments		(net of exercise
Name	Salary(1)	COBRA/Insurance(2)	price, if any)(3)

Magid M. Abraham, Ph.D.	$786,250	$31,221	$3,078,921(4	)(5)
Kenneth J. Tarpey	346,875	23,415	1,700,767(4)
Gian M. Fulgoni	520,313	15,215	2,131,035(4	)(5)
Gregory T. Dale	277,874	15,336	1,056,593(4)
Christiana L. Lin	252,063	15,336	765,391(4)

(1)	Gross amount of lump sum payment (prior to payment of applicable withhold taxes).

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $22.34, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2010.

(4)	Although the May Stock Option Grant held by the referenced named executive officer include single trigger acceleration of vesting upon a change of control, such acceleration requires the price of our common stock to equal or exceed at least $24.10. Based upon our assumed stock price at December 31, 2010 as set forth in footnote (3), no acceleration of such stock options is included.

(5)	Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards (excluding the May 2010 Stock Option Grants, which include their own separate acceleration provisions) become vested in full upon a change of control.

For a further discussion of the agreements pursuant to which our named executive officers are entitled to payments upon a termination or change of control, see the section titled “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Severance and Change of Control Arrangements.”

Compensation Risk Assessment

Our compensation committee and management have considered whether our compensation programs for employees create incentives for excessive or unreasonable risks that could have a material adverse effect on us. Our compensation committee believes that our compensation plans are consistent with practices for our industry and that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

DIRECTOR COMPENSATION

Director Compensation Policies

Retainers and Meeting Fees:  During 2010, our non-employee directors were eligible to receive an annual cash retainer of $25,000 for service generally on our board of directors.

In addition, prior to August 2010, the non-employee chairpersons of certain of the standing committees of our board of directors were eligible to receive additional annual cash retainers. In August 2010, our board of directors conducted a review of our director compensation policies, which considered input from Compensia. Based on this review, our board of directors approved, among other changes, an increase in the levels of the annual cash retainer supplements for non-employee committee chairpersons and members effective as of July 1, 2010 in order to improve the competiveness of the compensation provided to the non-employee members of our board of directors as well as to appropriately reflect the level involvement of our committee members. The additional annual cash retainers for which members or chairperson of certain committees of our board of directors were eligible before and after this increase in 2010 were as follows:

	Prior to July 1, 2010		After July 1, 2010
Committee	Chairperson	Member	Chairperson	Member

Audit	$10,000	$—	$18,000	$10,000
Compensation	7,500	—	10,000	5,000
Nominating and Governance	—	—	3,000	1,000

In the case of new non-employee directors, these fees are prorated based on when the non-employee director joined our board of directors during the year. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.

Other Equity-Based Compensation:  Outside directors are also eligible to receive stock awards and option grants under our 2007 Equity Incentive Plan. Since our initial public offering in 2007, our non-employee directors have been and are entitled to an annual grant of restricted stock having a value of $50,000 at the time of grant. In August 2010, our board of directors conducted a review of our director compensation policies, which considered input from Compensia. Based on this review, our board of directors approved, among other changes, an increase in the grant date value of the annual grant of restricted stock to approximately $90,000 in order to improve the competiveness of the compensation provided to the non-employee members of our board of directors as well as to appropriately reflect the level involvement of our committee members.

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

Expenses:  We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included in the table below under the subheading “2010 Director Compensation.”

2010 Director Compensation

The following table sets forth certain information concerning cash and non-cash compensation earned by the non-employee members of our board of directors in 2010. None of the non-employee members of our board of directors received option awards or other compensation in 2010.

	Fees Earned or	Stock Awards
Name	Paid in Cash	($)(1)		Total ($)

Jeffrey Ganek	$26,167	$86,664	(2)	$112,831
Bruce Golden	25,250	86,664	(2)	111,914
William J. Henderson	34,375	86,664	(2)	121,039
William Katz	25,500	86,664	(2)	112,164
Ronald J. Korn	35,667	86,664	(2)	122,331
Jarl Mohn	25,500	86,664	(2)	112,164

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of stock awards concerning 2010. Assumptions used in the calculation of these award amounts are included in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended

December 31, 2010. The number of shares and the grant date fair value of each stock award included in the awards for which expense is shown in the table above are as follows:

				Grant
			Number of	Date Fair
Name	Award Type	Grant Date	Shares	Value

Jeffrey Ganek	Restricted Stock	August 26, 2010	2,054	$36,664
	Restricted Stock	July 20, 2010	2,867	$50,000
Bruce Golden	Restricted Stock	August 26, 2010	2,054	$36,664
	Restricted Stock	July 20, 2010	2,867	$50,000
William J. Henderson	Restricted Stock	August 26, 2010	2,054	$36,664
	Restricted Stock	July 20, 2010	2,867	$50,000
William Katz	Restricted Stock	August 26, 2010	2,054	$36,664
	Restricted Stock	July 20, 2010	2,867	$50,000
Ronald J. Korn	Restricted Stock	August 26, 2010	2,054	$36,664
	Restricted Stock	July 20, 2010	2,867	$50,000
Jarl Mohn	Restricted Stock	August 26, 2010	2,054	$36,664
	Restricted Stock	July 20, 2010	2,867	$50,000

(2)	All of our non-employee directors that continued to serve after our 2010 annual meeting of stockholders received annual awards of restricted stock with a fair value calculated in accordance with FASB ASC Topic 718 of approximately $50,000 (as adjusted for rounding of fractional shares, which were excluded). In addition, all of our non-employee directors that continued to serve after our 2010 annual meeting of stockholders received an award of restricted stock with a fair value calculated in accordance with FASB ASC Topic 718 of approximately $36,664 (as adjusted for rounding of fractional shares, which were excluded), which represented an additional grant to increase the total amount granted to each non-employee director in 2010 to an annualized amount of approximately $90,000 following our August 2010 review of director compensation policies. Each of these awards are restricted common stock subject to a right of repurchase by comScore until the earlier of (i) the date of the 2011 annual meeting of our stockholders, (ii) July 20, 2011 or (iii) a change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

William J. Henderson, William Katz and Jarl Mohn served as our compensation committee during 2010. None of the members of our compensation committee in 2010 was a present or former officer or employee of our company. In addition, during 2010, none of our officers had an “interlock” relationship, as that term is defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 31, 2011, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2011 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after March 31, 2010. A total of 31,807,200 shares of our common stock were outstanding as of March 31, 2011.

Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

	Amount and
	Nature of	Percentage of
	Beneficial	Common Stock
Name and Address of Beneficial Owner	Ownership(1)	Outstanding

5% Stockholders:
Blackrock, Inc.(2)	2,143,002	6.7%
Directors and Named Executive Officers:
Magid M. Abraham, Ph.D.(3)	1,466,379	4.6
Gian M. Fulgoni(4)	875,045	2.7
Kenneth J. Tarpey(5)	116,991	*
Gregory T. Dale(6)	106,628	*
Christiana L. Lin(7)	99,232	*
Jeffrey Ganek(8)	10,656	*
Bruce Golden(8)	31,104	*
William J. Henderson(9)	75,787	*
William Katz(8)	10,356	*
Ronald J. Korn(10)	26,587	*
Jarl Mohn(8)	10,356	*
All directors and executive officers as a group (eleven persons)(11)	2,813,121	8.7%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.

(2)	This information is derived solely from the Schedule 13G filed with the SEC on January 21, 2011 and effective as of December 31, 2010. BlackRock, Inc. on behalf of its investment advisory subsidiaries has shared voting and dispositive power as to 2,143,002 shares. Includes shares reportedly held by the following subsidiaries of Blackrock, Inc. that are investment advisors: BlackRock Advisors LLC, BlackRock Advisors (UK) Limited, BlackRock Asset Management Australia Limited, BlackRock Asset Management Japan Limited, BlackRock Capital Management, Inc., BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC, BlackRock (Luxembourg) S.A., Blackrock International Ltd, BlackRock Investment Management UK Ltd, State Street Research & Management Co. The address for Blackrock, Inc. and its subsidiaries is c/o Blackrock, Inc., 40 East 52nd Street, New York, New York 10022.

(3)	Includes 200,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 581,876 shares held by the Abraham Family Trust, of which Dr. Abraham and his wife, Linda Abraham, are co-trustees and share voting and investment control. Mr. and Mrs. Abraham disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests. Also includes 98,164 shares held directly by Dr. Abraham and 38,559 shares held by Mrs. Abraham subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(4)	Includes 217,891 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 67,432 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(5)	Includes 99,444 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(6)	Includes 26,325 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 39,055 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(7)	Includes 12,869 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Also includes 42,497 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(8)	Includes 4,921 shares subject to a right of repurchase held by the Company pursuant to a restricted stock sale agreement.

(9)	Includes 16,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Additionally, includes 4,921 shares held directly by Mr. Henderson that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(10)	Includes 5,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Additionally, includes 4,921 shares held directly by Mr. Korn that are subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(11)	Includes 478,085 shares subject to options that are immediately exercisable or exercisable within 60 days of the March 31, 2010. Also includes 414,677 shares subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2010:

	Number of	Weighted-
	Securities to be	Average	Number of Securities
	Issued Upon	Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants and	Securities Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,118,236	$9.45	1,477,716	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,118,236	$9.45	1,477,716

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Of the transactions described below, the employment arrangement with Ms. Abraham and several of the indemnification agreements were entered into prior to the adoption of our audit committee charter. Accordingly, each of those transactions were approved by disinterested members of our board of directors after making a determination that the transaction was executed on terms no less favorable than those we could have obtained from unrelated third parties. The transaction with Rapleaf was ratified by our audit committee after making a determination that the transaction was executed on terms no less favorable than those we could have obtained from unrelated third parties.

The policies and procedures described above for reviewing and approving related person transactions are not in writing. However, the charter for our audit committee provides that one of the committee’s responsibilities is to review and approve in advance any proposed related person transactions.

Transactions and Relationships with Directors, Officers and Five Percent Stockholders

We believe that there has not been any other transaction or series of transactions during 2010 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” or “Director Compensation” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A and as described below.

Linda Boland Abraham

Since our inception in 1999, Linda Boland Abraham, the spouse of our President and Chief Executive Officer, Dr. Magid M. Abraham, has been employed in various management positions with us. Most recently, Ms. Abraham has served as our Chief Marketing Officer and Executive Vice President of International Business Development beginning in 2009. During the year ended December 31, 2010, Ms. Abraham earned approximately $202,938 in salary. Also during the year ended December 31, 2010, Ms. Abraham received an award of shares of our restricted stock pursuant to our 2009 Bonus Policy with a fair value at the time of grant of approximately $595,514 that was granted in February 2010.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Services Agreement with RapLeaf

During 2010, we entered into a Data Processing agreement with Rapleaf, Inc., or Rapleaf. Our president and chief executive officer, Dr. Magid M. Abraham, was a member of RapLeaf’s board of directors until October 2010. We paid $144,000 pursuant to such agreement during the year ended December 31, 2010. In relation to this counterparty, there was $14,000 included in accounts payable balances as of December 31, 2010.

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

Audit and Related Fees for Fiscal Years 2009 and 2010

The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2009 and 2010, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2009	2010

Audit Fees(1)	$1,232,500	1,622,611
Audit-Related Fees(2)	10,000	548,759
Tax Fees(3)	109,501	—
All Other Fees(4)	163,671	206,102

Total Fees	$1,515,672	2,377,472

(1)	Audit fees represent fees for professional services relating to the audit of our financial statements included in our annual reports on Form 10-K and our registration statements on Forms S-3 and S-8, the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the review of the financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees represent fees related primarily to acquisition and investment activities and other audit services.

(3)	2009 tax fees principally represent fees for professional services for tax compliance and tax advice.

(4)	Other fees consisted of miscellaneous other permissible services not included in the first three categories for 2009 and 2010. These fees represent advisory services in connection with certain accreditations we sought from certain industry associations.

The audit committee meets regularly with Ernst & Young LLP throughout the year and reviews both audit and non-audit services performed by Ernst & Young LLP as well as fees charged for such services. The audit committee has determined that the provision of the services described above is compatible with maintaining Ernst & Young LLP’s independence in the conduct of its audit functions.

Pre-Approval Policies and Procedures

Our audit committee has adopted and our board of directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all audit related, tax and other services rendered by Ernst & Young LLP in 2009 and 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit No.		Exhibit Document

2	.1(1)	Stock Purchase Agreement by and among the Registrant, Nexius, Inc., the Shareholders of Nexius, Inc. and Nabil Taleb, as representative of the Sellers, dated July 1, 2010. (Exhibit 2.1)*
2	.2(1)	Equity Purchase Agreement by and among the Registrant, CS Worldnet Holdings B.V., Nedstat B.V., the equity holders of Nedstat B.V. and Stichting Sellers Nedstat, as the representative of the Sellers, dated August 31, 2010. (Exhibit 2.2)*
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3	.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)
4	.1(2)	Specimen Common Stock Certificate (Exhibit 4.1)
4	.2(2)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)
4	.3(2)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)
10	.1(2)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)
10	.2(3)	1999 Stock Plan (Exhibit 4.2)
10	.3(2)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)
10	.4(2)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)
10	.5(2)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)
10	.6(4)	2007 Equity Incentive Plan, as amended and restated July 29, 2009 (Exhibit 10.3)
10	.7(2)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)
10	.8(2)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)
10	.9(2)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)
10	.10(2)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)
10	.11(2)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)
10	.12(5)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)
10	.13(6)	Summary of 2008 Executive Compensation Bonus Policy
10	.14(7)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)
10	.15(8)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)
10	.16(4)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)
10	.17**	Summary of 2011 Executive Compensation Performance-Based Stock Bonus Policy
21	.1**	List of Subsidiaries
23	.1**	Consent of Ernst & Young
24	.1**	Power of Attorney
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Exhibit Document

32	.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

**	Previously filed with the Registrant’s Annual Report on Form 10-K, filed March 15, 2011.

(1)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2010 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 27, 2007 (File No. 000-1158172).

(7)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham
Magid M. Abraham, Ph.D.
President and Chief Executive Officer

May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Magid M. Abraham Magid M. Abraham, Ph.D.		President, Chief Executive Officer (Principal Executive Officer) and Director	May 2, 2011

/s/ Kenneth J. Tarpey Kenneth J. Tarpey		Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2011

* Gian M. Fulgoni		Executive Chairman of the Board of Directors

* Jeffrey Ganek		Director

* Bruce Golden		Director

* William J. Henderson		Director

* William Katz		Director

* Ronald J. Korn		Director

* Jarl Mohn		Director

*By:	/s/ Magid M. Abraham Magid M. Abraham, Ph.D., Attorney-in-Fact		May 2, 2011