Form 10-Q
period 2011-03-31
COMSCORE, INC.
filed 2011-05-05
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2011, there were 31,877,035 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, expected impact of litigation, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
     We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended. Investors and potential investors should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$41,080	$33,736
Accounts receivable, net of allowances of $1,181 and $725, respectively	47,562	54,269
Prepaid expenses and other current assets	11,072	8,391
Deferred tax assets	6,712	6,701

Total current assets	106,426	103,097
Long-term investments	2,877	2,819
Property and equipment, net	27,478	28,637
Other non-current assets	1,155	733
Long-term deferred tax assets	11,712	11,316
Intangible assets, net	49,451	50,260
Goodwill	87,742	86,217

Total assets	$286,841	$283,079

Current liabilities:

Accounts payable	$6,408	$5,588
Accrued expenses	15,791	15,297
Deferred revenues	71,591	70,611
Deferred rent	911	941
Deferred tax liability	—	132
Capital lease obligations	4,731	4,659

Total current liabilities	99,432	97,228
Deferred rent, long-term	7,797	8,019
Deferred tax liabilities, long-term	—	744
Capital lease obligations, long-term	6,983	7,959
Other long-term liabilities	3,437	3,297

Total liabilities	117,649	117,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2011 and December 31, 2010; 31,842,535 and 31,523,559 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	218,162	216,895
Accumulated other comprehensive income	4,593	2,166
Accumulated deficit	(53,595)	(53,261)

Total stockholders’ equity	169,192	165,832

Total liabilities and stockholders’ equity	$286,841	$283,079

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$52,952	$36,139

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below)(1)	17,139	10,359
Selling and marketing(1)	18,169	12,718
Research and development(1)	7,899	5,047
General and administrative(1)	10,318	6,206
Amortization of intangible assets resulting from acquisitions	1,994	507

Total expenses from operations	55,519	34,837

(Loss) income from operations	(2,567)	1,302
Interest and other (expense) income, net	(89)	114
Gain (loss) from foreign currency	150	(117)

(Loss) income before income taxes	(2,506)	1,299
Income tax benefit (provision)	2,172	(1,070)

Net (loss) income	$(334)	$229

Net (loss) income attributable to common stockholders per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted-average number of shares used in per share calculation — common stock:
Basic	31,656,904	30,630,461
Diluted	31,656,904	31,475,136

(1) Amortization of stock-based compensation is included in the line items above as follows:

Cost of revenues	$462	$230
Selling and marketing	1,953	1,219
Research and development	431	264
General and administrative	2,678	961

Comprehensive income (loss):
Net (loss) income	$(334)	$229
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment, respectively	2,369	(325)
Unrealized gain (loss) on marketable securities, net of tax effect of $0 and $6,000, respectively	58	(3)

Total comprehensive income (loss)	$2,093	$(99)

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net (loss) income	$(334)	$229
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,101	1,619
Amortization of intangible assets resulting from acquisitions	1,994	507
Provision for bad debts	295	17
Stock-based compensation	5,524	2,676
Amortization of deferred rent	(263)	(219)
Amortization of bond premium	—	112
Deferred tax (benefit) provision	(1,189)	811
Loss on asset disposal	8	1
Changes in operating assets and liabilities:
Accounts receivable	6,856	3,802
Prepaid expenses and other current assets	(3,015)	189
Accounts payable, accrued expenses, and other liabilities	1,787	1,168
Deferred revenues	358	3,478
Deferred rent	(1)	365

Net cash provided by operating activities	15,121	14,755

Investing activities
Acquisition, net of cash acquired	—	(16,788)
Sales and maturities of investments	—	12,754
Purchase of property and equipment	(1,578)	(1,689)

Net cash used in investing activities	(1,578)	(5,723)

Financing activities
Proceeds from the exercise of common stock options	190	608
Repurchase of common stock	(5,372)	(2,910)
Principal payments on capital lease obligations	(1,163)	(90)

Net cash used in financing activities	(6,345)	(2,392)
Effect of exchange rate changes on cash	146	(294)

Net increase in cash and cash equivalents	7,344	6,346
Cash and cash equivalents at beginning of period	33,736	58,284

Cash and cash equivalents at end of period	$41,080	$64,630

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
     The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with Web site server metrics. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. Also, with key acquisitions, the Company has expanded its abilities to provide its customers a more robust solution for the mobile medium as well as expanded its abilities to provide its customers with actionable information to improve their creative and strategic messaging. Recent acquisitions have also enabled the Company to expand its geographic sales coverage.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation is required. For investments in variable interest entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.
Unaudited Interim Financial Information
     The consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 with the SEC. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011 or thereafter. All references to March 31, 2011 and 2010 in the notes to the consolidated financial statements are unaudited.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, valuation of marketable securities, recoverability of intangible assets, other long-lived assets and goodwill, the determination of the allowance for doubtful accounts, and the determination of estimated selling prices for allocating arrangement consideration to arrangements with multiple elements. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

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
Level 2 — inputs other than quoted prices in active markets that are observable either directly or indirectly;
Level 3 — unobservable inputs of which there is little or no market data, which requires the Company to develop its own assumptions.
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
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. The Company adjusts these items to fair value when they are considered to be impaired. During the three months ended March 31, 2011 and 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
Cash and Cash Equivalents and Investments
     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
     Investments, which consist principally of auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the three months ended March 31, 2011 and 2010 were not material.
     Interest income on investments was approximately $0.1 million for the three months ended March 31, 2011 and 2010.
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
Property and Equipment
     Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Assets under capital leases are recorded at their net present value at the inception of the lease and are included in the appropriate asset category. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included within the expense category on the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the asset is deployed.
Business Combinations
     The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The allocation of the purchase price to intangible assets is done at fair value. The Company estimates the fair value of identifiable intangible assets acquired using various valuation methods, including the excess earnings and relief from royalty methods.
     Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2010 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2010 analysis.
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	3 to 10
Customer relationships	7 to 12
Panel	7
Intellectual property	10
Trade names	2 to 10
Impairment of Long-Lived Assets
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2011 or 2010.
Lease Accounting
     The Company leases its facilities and accounts for those leases as operating leases. For facility leases that contain rent escalations or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets. Leasehold improvements funded by landlord incentives or allowances are recorded as leasehold improvement assets and a deferred rent liability, which is amortized as a reduction of rent expense over the term of the lease.
     The Company records capital leases as an asset and an obligation at an amount equal to the present value of the minimum lease payments as determined at the beginning of the lease term. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
     The Company incurred foreign currency transaction gains of $0.2 million and foreign currency transaction losses of $0.1 million for the three months ended March 31, 2011 and 2010, respectively. These losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
     Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of either subscriptions to multiple online product solutions or a subscription to the Company’s online database combined with customized services. Historically, the Company has determined there was not objective and reliable evidence of fair value for any of its services and, therefore, accounted for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to the commencement of the subscription element. For these historical arrangements, the Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last element delivered.
     Effective January 1, 2011, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which requires the Company to allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. In addition, this guidance eliminated the use of the residual method for allocating arrangement consideration. This guidance is applicable to the Company for all arrangements entered into subsequent to December 31, 2010 and for any existing arrangements that are materially modified after December 31, 2010.
     For these types of arrangements, the guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) an estimated selling price (“ESP”) if neither VSOE nor TPE are available. VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable on a stand-alone basis. ESP reflects the Company’s estimate of what the selling price of a deliverable would be if it was sold regularly on a stand-alone basis.
     The Company has concluded it does not have VSOE and TPE is generally not available because the Company’s service offerings are highly differentiated and the Company is unable to obtain reliable information on the products and pricing practices of the Company’s competitors. As such, ESP is used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
     The Company’s process for determining ESP involves management’s judgments based on multiple factors that may vary depending upon the unique facts and circumstances related to each product suite and deliverable. The Company determines ESP by considering several external and internal factors including, but not limited to, current pricing practices, pricing concentrations (such as industry, channel, customer class or geography), internal costs and market penetration of a product or service. The total arrangement consideration is allocated to each of the elements based on the relative selling price. If the ESP is determined as a range of selling prices, the mid-point of the range is used in the relative-selling-price method. Once the total arrangement consideration has been allocated to each deliverable based on the relative allocation of the arrangement fee, the Company commences revenue recognition for each deliverable on a stand-alone basis as the data or service is delivered.
     The impact of adopting this new revenue recognition guidance in the first quarter of 2011 is that the Company recognized approximately $0.7 million in revenue and profit before tax that otherwise would have been recognized in future periods under the previous revenue recognition guidance. Based on the amounts involved, the timing of when this revenue would have been recognized under the previous revenue recognition rules, and the current backlog of arrangements, the Company believes the adoption of this accounting guidance will not have a material impact on the Company’s financial statements for the year ended December 31, 2011. ESP will be analyzed on an annual basis or more frequently if management deems it likely that changes in the estimated selling prices have occurred.
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

     On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. The Company currently does not have VSOE for the multiple deliverables and accounts for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately.
Stock-Based Compensation
     The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options and restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectations. The forfeiture estimate is revised, as necessary, if actual forfeitures differ from these estimates.
     The Company issues restricted stock awards where restrictions lapse upon the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For stock awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
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
     The Company records a valuation allowance when it determines based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, the Company considers the timeframe over which it would take to utilize the deferred tax assets prior to their expiration.
     For certain tax positions, the Company uses a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Earnings Per Share
     Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share and per share data)
Net (loss) income	$(334)	$229

Weighted-average shares outstanding-common stock, basic	31,656,904	30,630,461

Dilutive effect of:
Options to purchase common stock	—	787,248
Unvested shares of restricted stock units	—	47,057
Warrants to purchase common stock	—	10,370

Weighted-average shares outstanding-common stock, diluted	31,656,904	31,475,136

Net (loss) income per share- common stock:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	March 31,
	2011	2010
Stock options and restricted stock units	622,302	41,316
Common stock warrants	2,747	—
Recent Accounting Pronouncements
     In October 2009, the FASB issued ASU 2009-13, which amends the revenue guidance under the ASC Subtopic 605-25, “Multiple Element Arrangements”. This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. The Company adopted this guidance on January 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
      In October 2009, the FASB issued ASU 2009-14 “Certain Revenue Arrangements That Include Software Elements”. Under the ASU tangible products that contain both software and non-software components that work together to deliver a product’s essential functionality are excluded from the scope of pre-existing software revenue recognition standards. The Company adopted this guidance on January 1, 2011. The Company does not currently sell tangible products, and accordingly, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new guidance became effective for comScore on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-29,which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new guidance became effective for comScore on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

3. Business Combinations
     During the first quarter of 2011, the Company finalized its purchase accounting for the acquisition of ARSgroup, as no additional purchase accounting adjustments were recorded. During the first quarter of 2011, the Company recorded an additional liability of $0.2 million associated with the pre-acquisition tax returns of Nexius, Inc. The Company continues to evaluate the opening balance sheet for certain opening balance sheet liabilities and tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about tax liabilities assumed for the acquisitions of Nexius, Inc. and Nedstat B.V.
4. Investments and Fair Value Measurements
     As of March 31, 2011 and December 31, 2010, the Company had $2.9 million and $2.8 million, respectively, in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million.
     Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism typically allows existing investors to rollover their holdings and to continue to own their respective securities or liquidate their holdings by selling their securities at par value. These securities often are insured against loss of principal and interest by bond insurers and have original maturity dates in excess of fifteen years. In prior years, the Company invested in these securities for short periods of time as part of its investment policy. However, since 2007, the uncertainties in the credit markets have limited the ability of the Company to liquidate its holdings of certain auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company continues to hold these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. The four remaining securities were valued using a discounted cash flow model that takes into consideration the financial condition of the issuers, the workout period, the discount rate and other factors.
     As of March 31, 2011, based on the Company’s updated valuation, no further impairments to the carrying value of these investments was necessary. The Company is unable to determine as to when the liquidity issues relating to these investments will improve. Accordingly, the Company classified these securities as non-current as of March 31, 2011 and December 31, 2010.
     Marketable securities, which are classified as available-for-sale, are summarized below (in thousands):

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of March 31, 2011:
Auction rate securities (Level 3)	$2,380	$497	$2,877	$—	$2,877

	$2,380	$497	$2,877	$—	$2,877

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of December 31, 2010:
Auction rate securities (Level 3)	$2,380	$439	$2,819	$—	$2,819

	$2,380	$439	$2,819	$—	$2,819

There were no gross unrealized losses related to available-for-sale securities as of March 31, 2011 and December 31, 2010.
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term
Investments
Balance on December 31, 2010	$2,819
Unrealized gains included in other comprehensive income	58

Balance on March 31, 2011	$2,877

5. Goodwill and Intangible Assets
     The change in the carrying value of goodwill for the three months ended March 31, 2011 is as follows (in thousands):

Balance as of December 31, 2010	$86,217
Nexius, Inc. adjustment related to income taxes payable	156
Translation adjustments	1,369

Balance as of March 31, 2011	$87,742

The carrying values of the Company’s finite-lived acquired intangible assets are as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired methodologies/technology	$10,300	$(2,038)	$8,262	$10,157	$(1,633)	$8,524
Customer relationships	39,519	(4,399)	35,120	38,471	(3,140)	35,331
Panel	1,635	(662)	973	1,615	(597)	1,018
Intellectual property	2,569	(728)	1,841	2,561	(662)	1,899
Trade names	4,164	(909)	3,255	4,069	(581)	3,488

	$58,187	$(8,736)	$49,451	$56,873	$(6,613)	$50,260

     Certain of the Company’s goodwill and intangible assets are recorded in euros, British Pounds and the local currencies of its South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
     Amortization expense related to intangible assets was approximately $2.0 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.
The weighted average remaining amortization period by major asset class as of March 31, 2011, is as follows:

(In years)
Acquired methodologies/technology	6.3
Customer relationships	8.1
Panel	4.2
Intellectual property	7.2
Trade names	4.8
The estimated future amortization of acquired intangible assets as of March 31, 2011 is as follows:

(In thousands)
2011	$6,051
2012	7,716
2013	7,074
2014	7,030
2015	6,081
Thereafter	15,499

$49,451

6. Commitments and Contingencies
Leases
     In November 2010, the Company increased its lease financing arrangement with Banc of America Leasing & Capital, LLC to $15.0 million. This arrangement was established to allow the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth.

     In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and rent escalation. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

	March 31, 2011
	Capital	Operating
	Leases	Leases
	(In thousands)
2011	$3,936	$4,924
2012	4,897	6,044
2013	3,586	5,123
2014	16	5,194
2015	—	5,260
Thereafter	—	13,646

Total minimum lease payments	12,435	$40,191

Less amount representing interest	(721)

Present value of net minimum lease payments	11,714
Less current portion	(4,731)

Capital lease obligations, long-term	$6,983

     Total rent expense was $1.6 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.
Contingencies
     On February 25, 2011, the Company extended its $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios, through May 31, 2011. This line of credit includes no restrictive financial covenants. The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the three months ended March 31, 2011, one letter of credit was reduced by approximately $0.2 million. As of March 31, 2011, no amounts were borrowed against the line of credit and $3.1 million in letters of credit were outstanding, leaving $1.9 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.
     On March 16, 2011, the Company received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement of certain patent rights of Nielsen by the Company. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on an initial review of these claims against the Company, the Company believe that they are without merit The Company continues to investigate the claims against the Company by Nielsen, as well as any defenses and additional potential counterclaims, and the Company intends to vigorously defend itself. Due to the fact that the lawsuit has just occurred and the Company is in the early stages of evaluating the claims against it, coupled with the Company’s belief that the claims are without merit, it is not possible for the Company to estimate a potential range of loss at this time.
     On March 22, 2011, the Company filed a lawsuit against Nielsen and Netratings, LLC d/b/a Nielsen Online (“Netratings”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain patent rights of the Company by Nielsen and Netratings. The Company’s complaint seeks unspecified damages and injunctive relief.
     From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
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

     During the three months ended March 31, 2011, the Company recorded an income tax benefit of $2.2 million resulting in an effective tax rate of 86.7%. During the three months ended March 31, 2010, the Company recorded an income tax provision of $1.1 million resulting in an effective tax rate of 82.4%. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits, and changes in statutory tax rates which took effect in the current quarter. During the three months ended March 31, 2010, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $0.2 million has been included in income tax expense for the three months ended March 31, 2010. There was no comparative amount for the three months ended March 31, 2011.
     The exercise of certain stock options and the vesting of certain restricted stock awards during the three months ended March 31, 2011 and 2010, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     As of March 31, 2011 and December 31, 2010, the Company had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards), that are in their start-up phases. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against its deferred tax assets.
     As of March 31, 2011 and December 31, 2010, the Company had unrecognized tax benefits of approximately $2.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011 and December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.8 million.
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
8. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of March 31, 2011 and December 31, 2010, the Plans provided for the issuance of a maximum of approximately 7.2 million shares and 5.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2011, the shares available for grant increased 1,260,942 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of March 31, 2011, 2,285,364 shares were available for future grant under the Plans.
     The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. During the three months ended March 31, 2011, no stock options were granted.

     On March 15, 2011, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors approved the 2011 Executive Compensation Bonus Policy (the “Policy”) authorizing annual performance-based stock bonus target and maximum levels for certain employees of the Company, including certain members of the Company’s senior management, for the 2011 fiscal year. Awards under the Policy will be settled in shares of the Company’s common stock. The amount of the award for each participant will be determined in the first quarter of 2012 based on a combination of qualitative and quantitative performance metrics applicable to each participant. Bonus awards will include two components: short-term and long-term. The award associated with the short-term performance bonus is expected to vest immediately on the grant date. With respect to the long-term performance bonus award, 25% of the award is expected to vest immediately on the grant date, with the remaining 75% vesting ratably over the next 3 years. Also on March 15, 2011, the Committee approved the payment of stock to certain members of the Company’s senior management in lieu of cash salary for the period from March 1, 2011 through December 31, 2011. The stock, to the extent earned, would be issued as soon as practicable following the end of the Company’s 2011 fiscal year and will fully vest at the time issued. The amount of stock to be issued will have a value at time of issuance equal to the amount of salary foregone by such employees from March 1, 2011 through December 31, 2011, based on the closing price of Company’s common stock as reported on the NASDAQ Global Market at the time of issuance. The amount of salary foregone by such employees for such period is expected to be approximately $0.8 million. Stock compensation expense for the three months ended March 31, 2011 included $0.2 million related to these estimated awards.
A summary of the Company’s equity Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(in years)	thousands)
Options outstanding at December 31, 2010	1,713,165	$11.68

Options granted	—	—
Options exercised	(54,260)	3.50		$1,291
Options forfeited	—	—
Options expired	(400)	9.93

Options outstanding at March 31, 2011	1,658,505	$11.95	3.77	$29,127

Options exercisable at March 31, 2011	615,460	$1.35	3.22	$17,352

     The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at March 31, 2011. As of March 31, 2011, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 0.91 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended March 31, 2011, 12,314 forfeited shares of restricted stock have been repurchased by the Company at no cost. A summary of the status for nonvested stock awards as of March 31, 2011 is presented as follows:

				Weighted
			Total Number	Average
		Restricted	of Shares	Grant-Date
	Restricted	Stock	Underlying	Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2010	1,591,522	405,071	1,996,593	$15.43
Granted	424,212	44,470	468,682	27.82
Vested	(492,926)	(44,099)	(537,025)	14.87
Forfeited	(12,314)	(2,674)	(14,988)	15.39

Nonvested at March 31, 2011	1,510,494	402,768	1,913,262	$18.62

The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of March 31, 2011 was $44.6 million.
     The Company granted nonvested stock awards at no cost to recipients during the three months ended March 31, 2011. As of March 31, 2011, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $30.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.35 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

     Of the 537,025 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended March 31, 2011, the Company repurchased 191,281 shares at an aggregate purchase price of approximately $5.4 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
     At March 31, 2011, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,285,364
Common stock reserved for outstanding options and restricted stock units	2,061,273
Common stock reserved for outstanding warrants	24,375

4,371,012

9. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2011 and 2010 is set forth below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
United States	$40,507	$29,858
Canada	2,119	2,059
Europe	7,239	2,778
Latin America	1,723	997
Asia	867	447
Middle East & Africa	497	—

Total Revenues	$52,952	$36,139

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	March 31,	December 31,
	2011	2010
	(In thousands)
United States	$21,593	$22,627
Europe/United Kingdom	5,123	5,221
Canada	409	411
Latin America	353	378

Total	$27,478	$28,637

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
     We deliver our digital marketing intelligence through our comScore Media Metrix product suite, our comScore Marketing Solutions products, our comScore mobile solutions and our comScore web analytics solutions. Media Metrix delivers digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Web site and online advertising network audiences among home, work and university Internet users as well as insight into the effectiveness of online advertising. We typically deliver our Media Metrix products electronically in the form of weekly, monthly or quarterly reports. Customers can access current and historical Media Metrix data and analyze this data anytime online. Our Marketing Solutions products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our M:Metrics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence. Customers can access our M:Metrics data sets and reports anytime online. Our Marketing Solutions products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses. Our web analytics products and video measurement solutions help organizations optimize customer experience and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our web analytics platform is designed to integrate data from multiple sources including web, mobile and social media interactions, as well as CRM, call center and back-office systems.
     Our company was founded in August 1999. By 2000, we had established a panel of Internet users and began delivering digital marketing intelligence products that measured online browsing and buying behavior to our first customers. We also introduced netScore, our initial syndicated Internet audience measurement product. We accelerated our introduction of new products in 2003 with the launch of Plan Metrix (formerly AiM 2.0), qSearch, and the Campaign R/F (Reach and Frequency) analysis system and product offerings that measure online activity at the local market level. By 2004, we had built a global panel of approximately two million Internet users. In that year, in cooperation with Arbitron, we launched a service that provides ratings of online radio audiences. In 2005, we expanded our presence in Europe by opening an office in London. In 2006, we continued to expand our measurement capabilities with the launch of World Metrix, a product that provides worldwide data on digital media usage, and Video Metrix, our product that measures the audience for streaming online video. In 2007, we completed our initial public offering and we also launched ten new products during that year, including Campaign Metrix, qSearch 2.0, Ad Metrix, Brand Metrix, Segment Metrix and comScore Marketer. During 2008, we launched Ad Metrix-Advertiser View, a tool for agencies and publishers designed to support their media buying and selling activities and supply their competitive intelligence needs, Plan Metrix, the second generation of our media planning product, and Extended Web Measurement, which allows the tracking of distributed web content across third-party sites, such as video, music, gaming applications, widgets and social media. Beginning in Summer 2009, the panel information has been complemented by comScore Media Metrix 360, a “Unified Digital Measurement” solution to digital audience measurement that blends panel and server methodologies into an approach that provides a direct linkage and reconciliation between server and panel measurement.
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc., or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. In the middle of November 2009, we acquired Certifica, Inc., a leader in web measurement in Latin America, as part of our global expansion. Certifica maintains offices and sales resources in six Latin American countries, which we hope will provide a platform to enhance our business in that region. On February 10, 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our clients with actionable information to improve their creative and strategic messaging targeted against specific audiences. On July 1, 2010, we acquired the outstanding stock of Nexius, Inc., or Nexius. Nexius is a provider of products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. On August 31, 2010, we acquired the outstanding stock of Nedstat B.V., or Nedstat, a provider of web analytics and innovative video measurement solutions based out of Amsterdam, Netherlands.

     Our total revenues have grown to $175.0 million during the fiscal year ended December 31, 2010 and $53.0 million during the first quarter of 2011 from $87.2 million during the fiscal year ended December 31, 2007. By comparison, our total expenses from operations have grown to $176.5 million during the fiscal year ended December 31, 2010 and $55.5 million during the first quarter of 2011 from $76.5 million during the fiscal year ended December 31, 2007. We attribute the growth in our revenues primarily to:
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
     As of March 31, 2011, we had 1,807 customers, compared to 895 as of December 31, 2007. We sell most of our products through our direct sales force.
     As a result of the economic events over the last several years, such as, the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and political uncertainty in the Middle East, the direction and relative strength of the U.S. and global economies have become somewhat uncertain. During 2010, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During the first quarter of 2011, the U.S. and other economies showed signs of recovery and we continued to add net new customers. In addition, our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed during the first quarter of 2011. However, if economic recovery slows or adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 85% of total revenues in the three months ended March 31, 2011 and the full year 2010. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2010, our international revenues were $32.7 million, an increase of $13.0 million, or 66%, compared to 2009. For the three months ended March 31, 2011, our international revenues were $12.5 million, an increase of $6.2 million, or 98% over international revenues of $6.3 million for the three months ended March 31, 2010. International revenues comprised approximately 19%, 15% and 24% of our total revenues for the fiscal years ended December 31, 2010, 2009 and the three months ended March 31, 2011.
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
     We also generate subscription-based revenues from certain reports and analyses provided through comScore Marketing Solutions, if that work is procured by customers for at least a nine-month period and the customer enters into an agreement to continue or extend the work. Through our Marketing Solutions products, we deliver digital marketing intelligence relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues” below.

     In addition, we generate subscription-based revenues from survey products that we sell to our customers. In conducting our surveys, we generally use our global Internet user panel. After questionnaires are distributed to the panel members and completed, we compile their responses and then deliver our findings to the customer, who also has ongoing access to the survey response data as they are compiled and updated over time. These data include responses and information collected from the actual survey questionnaires and can also include behavioral information that we passively collect from our panelists. If a customer contractually commits to having a survey conducted on a recurring basis, we classify the revenues generated from such survey products as subscription-based revenues. Our contracts for survey services typically include a fixed fee with terms that range from two months to one year.
     On July 1, 2010, we completed our acquisition of Nexius, Inc., resulting in additional revenue sources, including software licenses, professional services (including implementation, training and customized consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract period method. We currently do not have vendor specific objective evidence, or VSOE, for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
     Certain of the our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of either subscriptions to multiple online product solutions or a subscription to our online database combined with customized services. Historically, we have determined there was not objective and reliable evidence of fair value for any of our services and, therefore, accounted for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to the commencement of the subscription element. For these historical arrangements, we recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last element delivered.

     Effective January 1, 2011, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which requires us to allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. In addition, this guidance eliminated the use of the residual method for allocating arrangement consideration. This guidance is applicable to us for all arrangements entered into subsequent to December 31, 2010 and for any existing arrangements that are materially modified after December 31, 2010.
     For these types of arrangements, the guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) an estimated selling price (“ESP”) if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverables separately and is the price actually charged by us for that deliverable on a stand-alone basis. ESP reflects our estimate of what the selling price of a deliverable would be if it was sold regularly on a stand-alone basis.
     We have concluded we do not have VSOE and TPE is generally not available because our service offerings are highly differentiated and we are unable to obtain reliable information on the products and pricing practices of our competitors. As such, ESP is used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
     Our process for determining ESP involves management’s judgments based on multiple factors that may vary depending upon the unique facts and circumstances related to each product suite and deliverable. We determine ESP by considering several external and internal factors including, but not limited to, current pricing practices, pricing concentrations (such as industry, channel, customer class or geography), internal costs and market penetration of a product or service. The total arrangement consideration is allocated to each of the elements based on the relative selling price. If the ESP is determined as a range of selling prices, the mid-point of the range is used in the relative-selling-price method. Once the total arrangement consideration has been allocated to each deliverable based on the relative allocation of the arrangement fee, we commence revenue recognition for each deliverable on a stand-alone basis as the data or service is delivered.
     The impact of adopting this new revenue recognition guidance in the first quarter of 2011 is that we recognized approximately $0.7 million in revenue and profit before tax that otherwise would have been recognized in future periods under the previous revenue recognition guidance. Based on the amounts involved, the timing of when this revenue would have been recognized under the previous revenue recognition rules, and the current backlog of arrangements, we believe the adoption of this accounting guidance will not have a material impact on our financial statements for the year ended December 31, 2011. ESP will be analyzed on an annual basis or more frequently if management deems it likely that changes in the estimated selling prices have occurred.
     In the future, as our pricing strategies and market conditions change, modifications may occur to the determination of ESP to reflect these changes. As a result, the future revenue recognized for these arrangements could differ from the results in the current period.
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
     In connection with our acquisition of Nexius, Inc., we acquired additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with ASC 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. We currently do not have VSOE for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately.
Business Combinations
     We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Goodwill and Intangible Assets
     We record goodwill and intangible assets when we acquire other businesses. The allocation of the purchase price to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The allocation of the purchase price to intangible assets is done at fair value. The Company estimates the fair value of identifiable intangible assets acquired using various valuation methods, including the excess earnings and relief from royalty methods.
     Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the three months ended March 31, 2011 and 2010.
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
     Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2011 and 2010.
Allowance for Doubtful Accounts
     We manage credit risk on accounts receivable by performing credit evaluations for existing customers coming up for renewal as well as for all prospective new customers, by reviewing our accounts and contracts and by providing appropriate allowances for uncollectible amounts. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts that may not be collectible. We make provisions based on our historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required.
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
     As of March 31, 2011, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.0 million and $35.2 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal and in 2016 for state income tax reporting purposes. As of March 31, 2011, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $30.6 million, which begins to expire in 2011. In addition, as of March 31, 2011, we had alternative minimum tax credit carryforwards of $1.2 million, which can be carried forward indefinitely and research and development credit carryforwards of approximately $0.7 million, which begin to expire in 2025.
     As of March 31, 2011 and December 31, 2010, we had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards), that are in their start-up phases. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against our deferred tax assets.

     The exercise of certain stock options and the vesting of certain restricted stock awards during the three months ended March 31, 2011 and 2010 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     During the three months ended March 31, 2010, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $0.2 million has been included in income tax expense for the three months ended March 31, 2010. There is no comparative amount for the three months ended March 31, 2011. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
     For uncertain tax positions, we use a more-likely-than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more likely than not to be realized upon ultimate settlement in the financial statements. As of March 31, 2011 and December 31, 2010, we had unrecognized tax benefits of $2.4 million, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2011 and December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was $0.8 million. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2007 or state and local tax examinations by tax authorities for years before 2006, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
Stock-Based Compensation
     We estimate the fair value of share-based awards on the date of grant. The fair value of service-based stock options is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options and restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The determination of the fair value of stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, our common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally we estimate forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectations. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
     We issue restricted stock awards whose restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, we recognize compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, we start recognizing compensation cost over the remaining service period when it is probable the performance condition will be met. Stock awards that contain performance or market vesting conditions, are excluded from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
     At March 31, 2011, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $32.5 million, which is expected to be recognized over a weighted-average period of 1.33 years.
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

Results of Operations
     The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenues	100%	100%

Cost of revenues	32.4	28.6
Selling and marketing	34.3	35.2
Research and development	14.9	14.0
General and administrative	19.5	17.2
Amortization of intangible assets resulting from acquisitions	3.8	1.4

Total expenses from operations	104.9	96.4

(Loss) income from operations	(4.9)	3.6
Interest and other (expense) income, net	(0.2)	0.3
Gain (loss) from foreign currency	0.3	(0.3)

(Loss) income before income taxes	(4.8)	3.6
Income tax benefit (provision)	4.1	(3.0)

Net (loss) income	(0.7)%	0.6%

Three Months ended March 31, 2011 compared to the Three Months ended March 31, 2010
Revenues

	Three Months Ended March 31,		Change
	2011	2010	$	%
		(In thousands)
Total revenues	$52,952	$36,139	$16,813	46.5%
     Total revenues increased by approximately $16.8 million, or approximately 47%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The revenue growth was due to a combination of increased sales to our existing customer base and continued growth of our customer base. Revenue from existing customers increased $12.7 million from $32.3 million for the three months ended March 31, 2010 to $45.0 million for the three months ended March 31, 2011, while revenues from new customers increased $4.2 million from $3.8 million for the three months ended March 31, 2010 to $8.0 million for the three months ended March 31, 2011.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $13.9 million during the three months ended March 31, 2011, from $30.9 million in the prior year period. In addition, our project-based revenues increased by approximately $3.0 million during the three months ended March 31, 2011, from $5.2 million in the prior year period.
     On the international front, revenues from U.S customers increased to $40.5 million for the three months ended March 31, 2011, or approximately 76% of total revenues, while revenues from customers outside of the U.S. increased to $12.5 million for the three months ended March 31, 2011, or approximately 24% of total revenues. A substantial portion of this increase is attributable to our international acquisitions in 2010. However, this growth was further supplemented by organic growth efforts in international markets. These combined activities resulted in increased international revenues of $6.2 million, comprised of increases of $4.5 million in Europe, $0.7 million in Latin America, $0.5 million in the Middle East & Africa, $0.4 million in Asia, and $0.1 million in Canada during the three months ended March 31, 2011 as compared to the prior year period.
Included in total revenues for the three months ended March 31, 2011 was approximately $6.0 million related to our acquired businesses that were acquired subsequent to March 31, 2010. Our total customer base grew by a net increase of 458 customers to 1,807 customers as of March 31, 2011 from 1,349 as of March 31, 2010.

Operating Expenses
     The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, rent and other facility related costs and depreciation expense, and amortization of acquired intangible assets.
     Our total operating expenses increased by approximately $20.7 million, or approximately 60%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $8.8 million and increased stock-based compensation of $2.8 million associated with our increased headcount, increased rent and other facility related costs and depreciation expense allocations of $1.9 million, increased use of 3rd party providers for customer service and support related to our data collection efforts of $1.5 million due to increased revenue and expansion, increases in amortization expense of $1.5 million related to the acquired intangible assets as part of the Nexius and Nedstat acquisitions and increased professional fees of $1.1 million. All of the above costs have been allocated to the various components of our operating expenses, as further described in the following sections. Also included in our operating expenses for the three months ended March 31, 2011 was approximately $5.0 million related to the acquired businesses that were acquired subsequent to March 31, 2010, which accounts for approximately 24% of the overall increase in operating expenses (excluding amortization of intangible assets).
Cost of Revenues

	Three Months Ended March 31,		Change
	2011	2010	$	%
		(In thousands)
Total cost of revenues	$17,139	$10,359	$6,780	65.5%
As a percentage of revenues	32.4%	28.6%
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
     Cost of revenues increased by approximately $6.8 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was attributable to increased expenditures for employee salaries, benefits and related costs of $2.8 million associated with our increased headcount, increased use of 3rd party providers for customer service and support related to our data collection efforts of $1.5 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $1.3 million, and increased data center and bandwidth costs of $0.4 million related to the increased number of Web sites using our Unified Digital Measurement solution, and increased stock-based compensation of $0.2 million. These costs were partially offset by reductions in panel recruitment and incentives of $0.4 million. Included within total cost of revenues for the three months ended March 31, 2011 was approximately $1.3 million related to the acquired businesses that were acquired subsequent to March 31, 2010. Cost of revenues increased as a percentage of revenues during the three months ended March 31, 2011 as compared to the same period in 2010 reflecting our increased expenses for additional employees and infrastructure in anticipation of increased growth.
Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2011	2010	$	%
		(In thousands)
Total selling and marketing expense	$18,169	$12,718	$5,451	42.9%
As a percentage of revenues	34.3%	35.2%
     Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are paid to a salesperson and are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. In the case of multi-year agreements, one year of commissions is paid initially, with the remaining amounts paid at the beginning of the succeeding years.

     Selling and marketing expenses increased by $5.5 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $3.6 million and increased stock-compensation of $0.7 million associated with our increased headcount, additional sales commissions of $0.5 million in connection with our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $0.3 million. These costs were partially offset by the absence of severance expense of $0.3 million that was incurred in the first quarter of 2010 but not in the first quarter of 2011. Included within total selling and marketing expenses for the three months ended March 31, 2011 was approximately $2.7 million related to the acquired businesses that were acquired subsequent to March 31, 2010. Selling and marketing expenses increased slightly as a percentage of revenues during the three months ended March 31, 2011 as compared to the same period in 2010 as our overall headcount in this area increased.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands)
Total research and development expense	$7,899	$5,047	$2,852	56.5%
As a percentage of revenues	14.9%	14.0%
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
     Research and development expenses increased by $2.9 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $1.8 million associated with our increased headcount for research and development activities, higher costs of $0.3 million related to certain data licensing contracts that began in Q1 2011, increased stock-based compensation of $0.2 million, and increased rent and other facility related costs and depreciation expense allocations of $0.2 million. Research and development expenses were generally unchanged as a percentage of revenues for the three months ended March 31, 2011 compared to the same period in 2010.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands)
Total general and administrative expense	$10,318	$6,206	$4,112	66.3%
As a percentage of revenues	19.5%	17.2%
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
     General and administrative expenses increased by $4.1 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase is primarily attributable to additional stock-based compensation expense of $1.7 million, and increased professional fees of $1.1 million, which includes costs related to the integration of recently acquired businesses, and for other accounting, legal and general consulting services due to our expanding business. In addition, additional headcount resulted in increased employee salaries, benefits and related costs of $0.6 million and we also incurred increased bad debt expense of approximately $0.3 million as a result of higher revenues and expansion into new countries where collection has generally been more difficult, and increased rent and other facility related costs and depreciation expense allocations of $0.1 million. Included within general and administrative expenses for the three months ended March 31, 2011 was approximately $0.9 million related to the acquired businesses that were acquired subsequent to March 31, 2010. General and administrative expenses increased as a percentage of revenues during the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to the increased costs related to acquisitions and initiatives taken by the Company to help better position our business for long-term growth that are not immediately reflected in our current revenue.

Amortization Expense

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands)
Total amortization expense	$1,994	$507	$1,487	293.3%
As a percentage of revenues	3.8%	1.4%
     Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
     Amortization expense increased $1.5 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to amortization of intangible assets that were acquired after the first quarter of 2010 in connection with our acquisitions of Nexius and Nedstat.
Interest and Other Income (expense), Net
     Interest income consists of interest earned from investments, such as short and long-term fixed income securities and auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our minumum lease payment obligations are secured by a senior security interest in eligible equipment.
     Interest expense, net for the three months ended March 31, 2011 was $0.1 million as compared to interest income, net of $0.1 million for the three months ended March 31, 2010. The increase in interest expense is due to the increased borrowing under capital leases that were made during 2010. As of March 31, 2011, we had total minimum lease payment obligations of $12.4 million compared to $5.0 million as of March 31, 2010.
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
     We recorded a gain of $0.2 million as compared to a loss of $0.1 million during the three months ended March 31, 2010. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate primarily between the U.S. Dollar and the Canadian Dollar, euro and British Pound.
Provision for Income Taxes
     During the three months ended March 31, 2011, we recorded an income tax benefit of $2.2 million compared to an income tax provision of $1.1 million during the three months ended March 31, 2010. The tax provision for the three months ended March 31, 2011 was attributable to a current tax benefit of $1.0 million and a deferred tax benefit of $1.2 million. The tax provision for the three months ended March 31, 2010 was attributable to current tax expense of $0.3 million and deferred tax expense of $0.8 million. These amounts also include $0.1 million and $0.4 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three months ended March 31, 2011 and 2010, respectively.
     During the three months ended March 31, 2010, certain restricted stock awards vested which generated a tax deduction at a market price that was less than the price of the restricted stock on the dates the shares were granted. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been realized in prior years. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three months ended March 31, 2010 were impacted. The tax provision impact of the shortfall totaling $0.2 million has been included in income tax expense for the three months ended March 31, 2010. There was no comparative amount for the three months ended March 31, 2011.
Recent Accounting Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$15,121	$14,755
Net cash used in investing activities	(1,578)	(5,723)
Net cash used in financing activities	(6,345)	(2,392)
Effect of exchange rate changes on cash	146	(294)

Net increase in cash and cash equivalents	$7,344	$6,346

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. As of March 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $41.1 million, which represent cash generated from operating activities. As of March 31, 2011, we held $2.9 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2011 or 2010.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $15.1 million of net cash from operating activities during the three months ended March 31, 2011. Our cash flows from operations were driven by our net loss of $0.3 million, offset by $9.5 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, we experienced a $6.9 million decrease in accounts receivable due to strong collections activities during the first quarter of 2011. In addition, our operating cash flows were positively impacted by a $1.8 million net increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors. Cash flows from operations were negatively impacted by a $3.0 million increase in prepaid expenses and other current assets related to additional capitalized costs from certain long-term contracts.
     We generated approximately $14.8 million of net cash from operating activities during the three months ended March 31, 2010. Our cash flows from operations were driven by our positive net income of $0.2 million, as adjusted for $5.5 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and a non-cash deferred tax expense. In addition, we experienced a $3.8 million decrease in accounts receivable due to strong collection activities during the first quarter of 2010. We also experienced a $3.5 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. In addition, our operating cash flows were positively impacted due to a $1.2 million increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors. Cash flows from operations were also positively impacted by a $0.4 million increase in deferred rent due to tenant allowances related to our leases.
Investing Activities
     Our primary recurring investing activities have consisted of purchases of computer network equipment to support our Internet user panel and maintenance of our database, furniture and equipment to support our operations, purchases and sales of marketable securities, and payments related to the acquisition of several companies. As our customer base expands, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, introduce new digital formats and increase our international presence.
     We used $1.6 million of net cash in investing activities during the three months ended March 31, 2011, associated with the purchase of property and equipment to maintain and expand our technology infrastructure.
     We used $5.7 million of net cash in investing activities during the three months ended March 31, 2010. $16.8 million, net of cash acquired, was used for the acquisition of ARS. In addition, $1.7 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, approximately $0.4 million was funded through landlord allowances received in connection with our Canadian office lease. These amounts were offset by $12.8 million generated from maturities of our investments.
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

Financing Activities
     We used $6.3 million of cash during the three months ended March 31, 2011 for financing activities. This included $5.4 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $1.1 million to make payments on our capital lease obligations offset by $0.2 million in proceeds from the exercise of our common stock options.
     We used $2.4 million of cash during the three months ended March 31, 2010 for financing activities. This included $2.9 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $0.1 million to make payments on our capital lease obligations offset by $0.6 million in proceeds from the exercise of our common stock options.
     We do not have any special purpose entities.
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
     In November 2010, we increased our lease financing arrangement with Banc of America Leasing & Capital, LLC to $15.0 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the three months ended March 31, 2011 we did not incur any additional borrowings under this financing arrangement. As of March 31, 2011, we have total borrowings under this arrangement of approximately $8.4 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $3.7 million per year. Assets acquired under the equipment lease secure the obligations.
     In February 2011, we extended our $5.0 million revolving line of credit with Bank of America, with an interest rate equal to BBA LIBOR rate plus an applicable margin based upon certain financial ratios, through May 31, 2011. This line of credit includes no restrictive financial covenants. We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the three months ended March 31, 2011, one letter of credit was reduced by approximately $0.2 million. As of March 31, 2011, no amounts were borrowed against the line of credit and $3.1 million of letters of credit were outstanding, leaving $1.9 million available for additional letters of credit or other borrowings. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of March 31, 2011, our cash reserves were maintained in bank deposit accounts and auction rate securities totaling $44.0 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
Foreign Currency Risk
     A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to not be significant at this time. As such, we do not currently engage in any transactions that hedge foreign currency exchange rate risk. In addition, because we have operations outside of the U.S., the reported amounts of revenues, expenses, assets and liabilities may fluctuate due to movements in foreign currency exchange rates and the resulting foreign currency translation adjustments. As we grow our international operations, our exposure to foreign currency risk could become more significant.
Interest Rate Sensitivity
     As of March 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $41.1 million. These amounts were invested primarily in bank deposit account and U.S. treasury notes. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the three months ended March 31, 2011, our interest exposure would have been approximately $32,000, assuming consistent investment levels.

Auction Rate Securities
     As of March 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $41.1 million which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of March 31, 2011, we held $2.9 million in long-term investments consisting of four separate auction rate securities. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have limited our ability to liquidate our holdings of auction rate securities, as there have been no auctions for these securities in 2010 or during the three months ended March 31, 2011.
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
Litigation with The Nielsen Company (US) LLC and Netratings, LLC d/b/a Nielsen Online
     On March 16, 2011, we received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement of certain patent rights of Nielsen by us. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on an initial review of these claims against us, we believe that they are without merit We continue to investigate the claims against us by Nielsen, as well as any defenses and additional potential counterclaims, and we intend to vigorously defend ourselves.
     On March 22, 2011, we filed a lawsuit against Nielsen and Netratings, LLC d/b/a Nielsen Online (“Netratings”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain patent rights of ours by Nielsen and Netratings. Our complaint seeks unspecified damages and injunctive relief.
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
     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 85% of our revenues during the three months ended March 31, 2011 and the full year 2010, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
     Our customers have no obligation to renew after the expiration of their initial subscription period, which is typically one year, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Some of our customers have elected not to renew their subscription agreements with us in the past. If we experience a change of control, as defined in such agreements, some of our customers also have the right to terminate their subscriptions. Moreover, some of our major customers have the right to cancel their subscription agreements without cause at any time. Given the current unpredictable economic conditions as well as our limited historical data with respect to rates of customer subscription renewals, we may have difficulty accurately predicting future customer renewal rates. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers’ spending levels. In this regard, we have seen a number of customers with weaker balance sheets choosing not to renew subscriptions with us during economic downturns.
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
     For example, on March 16, 2011, we received notice that The Nielsen Company (US) LLC, or Nielsen, filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement of certain patent rights of Nielsen by us. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on an initial review of these claims against us, we believe that they are without merit. We continue investigate the claims against us by Nielsen, as well as any defenses and additional potential counterclaims, and we intend to vigorously defend ourselves. Any intellectual property rights claim such as this, against us or our customers, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products to our customers and may require that we procure or develop substitute products that do not infringe on other parties’ rights.
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
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions, investments and other business development initiatives;

•	the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition as well as the effects of revenue derived from recently-acquired companies;

•	the uncertainties associated with the integration of acquired new lines of business, and operations in countries in which we may have little or no previous experience;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and

•	general economic, political, industry and market conditions and those conditions specific to Internet usage and online businesses.
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

Concern over spyware and privacy, including any violations of privacy laws, perceived misuse of personal information, or failure to adhere to the privacy commitments that we make, could cause public relations problems, regulatory scrutiny, and potential class action lawsuits and could impair our ability to recruit panelists or maintain panels of sufficient size and scope, which in turn could adversely affect our ability to provide our products.
     Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, and in turn, regulatory scrutiny, and potential class action lawsuits. Existing and future privacy laws and increasing sensitivity of consumers to the collection or use of personal information and online usage information and the possibility of an unauthorized disclosure of this information may create negative public reaction related to our business practices. U.S. and European lawmakers and regulators recently have expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding Internet usage. Likewise, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union; the individual country laws that are passed as a result of this directive will likely introduce requirements that differ from country to country. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware, a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs or may uninstall our software. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists and adversely affect our ability to provide our products to our customers. Any of these effects could harm our business.
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
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the three months ended March 31, 2011 and the years ended December 31, 2010, and 2009, we derived approximately 27%, 29%, and 29% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large client companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, ARS and Nexius, both recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
     We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the three months ended March 31, 2011 and the years ended December 31, 2010, and 2009, we derived approximately 12%, 11% and 12%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
     The market for digital marketing intelligence is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:
•	large and small companies that provide data and analysis of consumers’ online behavior, including Effective Measures, Gemius, Compete Inc. (owned by WPP), Google, Inc., Hitwise (owned by Experian), Quantcast, Visible Measures and Nielsen;

•	online advertising companies that provide measurement of online ad effectiveness, including DoubleClick (owned by Google), Kantar (owned by WPP), ValueClick and WPP;

•	companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Arbitron, Nielsen and Taylor Nelson Sofres (owned by WPP);

•	analytical services companies that provide customers with detailed information of behavior on their own Web sites, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends;

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive, Ipsos, Synnovate, GFK, Kantar (owned by WPP) and Nielsen;

•	companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Toluna/Nurago, Click Forensics, Datran’s Aperture, Ipsos OTX, Dynamic Logic, Insight Express and Marketing Evolution; and

•	specialty information providers for certain industries that we serve, including IMS Health (healthcare) and Techtronix (telecommunications).
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
     We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to approximately 954 employees as of March 31, 2011 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made during 2009, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.

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
     Although we have generated profits in prior periods, we incurred a net loss of $1.6 million for the year ended December 31, 2010. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2010. For the quarter ended March 31, 2011, we incurred a net loss of $0.3 million. As of March 31, 2011, we had an accumulated deficit of $53.6 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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
     We rely on third-party data sources for information regarding certain digital activities such as television viewing and mobile usage, as well as for information about offline activities of and demographic information regarding our panelists. The availability and accuracy of these data is important to the continuation and development of our cross-media products, products that use server- or census-based information as part of the research methodology, and products that link online and offline activity. If this information is not available to us at commercially reasonable terms, or is found to be inaccurate, it could harm our reputation, business and financial performance.
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

     We currently leverage a large content delivery network, or CDN, to provide services that allow us to offer a more efficient tagging solution for our Media Metrix 360 product offerings. If that service faced unplanned outage or the service became immediately unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise the costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix 360 data products.
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
     The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Rating Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. In September 2007, we began a full audit to obtain accreditation by the Media Rating Council. Any standards adopted by U.S or internationally based industry associations may lead to costly changes to our procedures and methodologies. As a result, the cost of developing our digital marketing intelligence products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.
The success of our business depends on the continued growth of the Internet as a medium for commerce, content, advertising and communications.
     Expansion in the sales of our products depends on the continued acceptance of the Internet as a platform for commerce, content, advertising and communications. The use of the Internet as a medium for commerce, content, advertising and communications could be adversely impacted by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a medium for commerce, content, advertising and communications has been harmed by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a medium for widespread commerce, content, advertising and communications, the demand for our products would be significantly reduced, which would harm our business.
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
     Accounting methods and policies, including policies governing revenue recognition, expenses and accounting for stock options are continually subject to review, interpretation, and guidance from relevant accounting authorities, including the Financial Accounting Standards Board, or FASB, and the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.
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
     As of March 31, 2011, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $51.0 million and $35.2 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2016 for state income tax reporting purposes.
     In addition, at March 31, 2011 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $30.6 million, which will begin to expire in 2011.
     We apply a valuation allowance to certain deferred tax assets when management does not believe that it is more likely than not that they will be realized. In assessing the need for any valuation allowances, we consider the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is more likely than not that the deferred tax asset will be realized.
     As of March 31, 2011, we had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are in their start-up phases, including China, Chile, Spain, Australia and the Netherlands. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
     As of March 31, 2011, our principal sources of liquidity consisted of $41.1 million in cash and cash equivalents. As of March 31, 2011, we held $2.9 million in long-term investments consisting of four separate auction rate securities with a par value of $4.3 million. In prior years, we invested in these auction rate securities for short periods of time as part of our investment policy. However, uncertainties in the credit markets have prevented us and other investors in recent periods from liquidating some holdings of auction rate securities. As there were no auctions for these securities during the three months ended March 31, 2011, we may incur additional losses.
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
     The price of our common stock in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. It is possible that, in future quarters, our operating results may be below the expectations of analysts or investors. As a result of these and other factors, the price of our common stock may decline, possibly materially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of technology companies and of companies in our industry;

•	actual or anticipated changes or fluctuations in our operating results;

•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;

•	actual or perceived inaccuracies in, or dissatisfaction with, information we provide to our customers or the media;

•	litigation involving us, our industry or both;

•	regulatory developments;

•	privacy and security concerns, including public perception of our practices as an invasion of privacy;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or payment terms or those of our competitors;

•	concerns relating to the security of our network and systems;

•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion; or

•	departures of key personnel.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2011
     None.
(b) Use of Proceeds from Sale of Registered Equity Securities
     None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended March 31, 2011, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Share (or Unit)	Programs	Programs
January 1 — January 31, 2011	2,149	$22.48	—	—
February 1 — February 28, 2011	139,038	$27.51	—	—
March 1 — March 31, 2011	62,408	$24.02	—	—

Total	203,595		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.
     For the three months ended March 31, 2011, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2011	100	$0.00
February 1 — February 28, 2011	2,424	$0.00
March 1 — March 31, 2011	9,790	$0.00

Total	12,314

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2011, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
January 1 — January 31, 2011	2,049	$23.57
February 1 — February 28, 2011	136,614	$28.00
March 1 — March 31, 2011	52,618	$28.49

Total	191,281

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Not Applicable.
Item 5. Other Information
     None.
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
/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 5, 2011

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.2(2)	Summary of Amended and Restated 2011 Executive Compensation Bonus Policy (Exhibit 10.1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 2, 2011 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.