Form 10-Q
period 2011-06-30
COMSCORE, INC.
filed 2011-08-09
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2011, there were 31,860,338 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,945	$33,736
Short-term investments	2,591	—
Accounts receivable, net of allowances of $875 and $725, respectively	53,330	54,269
Prepaid expenses and other current assets	8,566	8,391
Deferred tax assets	6,151	6,701

Total current assets	110,583	103,097
Long-term investments	—	2,819
Property and equipment, net	29,746	28,637
Other non-current assets	1,486	733
Long-term deferred tax assets	12,709	11,316
Intangible assets, net	47,873	50,260
Goodwill	88,910	86,217

Total assets	$291,307	$283,079

Liabilities and Equity
Current liabilities:
Accounts payable	$9,703	$5,588
Accrued expenses	19,175	15,297
Deferred revenues	71,797	70,611
Deferred rent	924	941
Deferred tax liabilities	—	132
Capital lease obligations	5,423	4,659

Total current liabilities	107,022	97,228
Deferred rent, long-term	8,083	8,019
Deferred revenue, long-term	1,292	843
Deferred tax liabilities, long-term	—	744
Capital lease obligations, long-term	7,669	7,959
Other long-term liabilities	2,178	2,454

Total liabilities	126,244	117,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2011 and December 31, 2010; 31,841,337 and 31,523,559 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	221,679	216,895
Accumulated other comprehensive income	5,176	2,166
Accumulated deficit	(61,824)	(53,261)

Total stockholders’ equity	165,063	165,832

Total liabilities and stockholders’ equity	$291,307	$283,079

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$58,095	$41,962	$111,046	$78,101

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	19,302	12,374	36,440	22,733
Selling and marketing (1)	19,717	12,892	37,886	25,610
Research and development (1)	8,833	6,088	16,732	11,135
General and administrative (1)	13,977	8,167	24,295	14,373
Amortization of intangible assets resulting from acquisitions	2,434	658	4,428	1,165

Total expenses from operations	64,263	40,179	119,781	75,016

(Loss) Income from operations	(6,168)	1,783	(8,735)	3,085
Interest and other (expense) income, net	(124)	40	(213)	154
Gain (loss) from foreign currency	102	(12)	252	(129)

(Loss) Income before income taxes	(6,190)	1,811	(8,696)	3,110
Income tax (provision) benefit	(2,039)	(986)	133	(2,056)

Net (loss) income	$(8,229)	$825	$(8,563)	$1,054

Net (loss) income available to common stockholders per common share:
Basic	$(0.26)	$0.03	$(0.27)	$0.03
Diluted	$(0.26)	$0.03	$(0.27)	$0.03
Weighted-average number of shares used in per share calculation — common stock:
Basic	31,832,105	30,965,800	31,744,988	30,817,853
Diluted	31,832,105	31,736,718	31,744,988	31,625,650

Comprehensive (loss) income:
Net (loss) income	$(8,229)	$825	$(8,563)	$1,054
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	869	(93)	3,238	(418)
Unrealized (loss) gain on marketable securities, net of tax effect of $0 for the three and six months ended June 30, 2011, respectively, and $11 and $13 for the three and six months ended June 30, 2010, respectively	(286)	(16)	(228)	(19)

Total comprehensive (loss) income	$(7,646)	$716	$(5,553)	$617

(1)	Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$605	$246	$1,068	$476
Selling and marketing	2,066	1,037	4,019	2,256
Research and development	627	315	1,058	579
General and administrative	2,208	1,889	4,886	2,850
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net (loss) income	$(8,563)	$1,054
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,391	3,486
Amortization of intangible assets resulting from acquisitions	4,428	1,166
Provision for bad debts	69	17
Stock-based compensation	11,031	6,165
Amortization of deferred rent	(482)	(440)
Amortization of bond premium	—	173
Deferred tax (benefit) provision	(1,484)	1,072
Loss on asset disposal	8	1
Changes in operating assets and liabilities:
Accounts receivable	1,417	1,623
Prepaid expenses and other current assets	(736)	47
Accounts payable, accrued expenses, and other liabilities	7,218	2,233
Deferred revenues	(125)	3,688
Deferred rent	520	407

Net cash provided by operating activities	19,692	20,692

Investing activities
Acquisitions, net of cash acquired	(834)	(16,788)
Sales and maturities of investments	—	25,324
Purchase of property and equipment	(4,222)	(2,624)

Net cash (used in) provided by investing activities	(5,056)	5,912

Financing activities
Proceeds from the exercise of common stock options	271	789
Repurchase of common stock	(6,081)	(3,608)
Principal payments on capital lease obligations	(2,653)	(420)
Debt issuance costs	(69)	—

Net cash used in financing activities	(8,532)	(3,239)
Effect of exchange rate changes on cash	105	(322)

Net increase in cash and cash equivalents	6,209	23,043
Cash and cash equivalents at beginning of period	33,736	58,284

Cash and cash equivalents at end of period	$39,945	$81,327

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
Unaudited Interim Financial Information
     The consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 with the SEC. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011 or thereafter. All references to June 30, 2011 and 2010 or to the three or six months ended June 30, 2011 and 2010 in the notes to the consolidated financial statements are unaudited.
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
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. The Company adjusts these items to fair value when they are considered to be impaired. During the three and six months ended June 30, 2011 and 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
Cash and Cash Equivalents and Investments
     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
     Investments, which consist principally of auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Realized gains and losses on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. Realized gains and losses for the three and six months ended June 30, 2011 and 2010 were not material.
     Interest income on investments was $0.1 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.
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
Property and Equipment
     Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Assets under capital leases are recorded at their net present value at the inception of the lease and are included in the appropriate asset category. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included within the expense category on the Consolidated Statements of Operations and Comprehensive (Loss) Income in which the asset is deployed.

Business Combinations
     The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as adjustments to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.
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
     Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives
(Years)
Acquired methodologies/technology	3 to 10
Customer relationships	7 to 12
Panel	7
Intellectual property	10
Trade names	2 to 5
Impairment of Long-Lived Assets
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2011 or 2010.
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

     The Company records capital leases as an asset and an obligation at an amount equal to the present value of the minimum lease payments as determined at the beginning of the lease term. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
     The Company incurred foreign currency transaction gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively and realized foreign currency transaction losses of $0.1 million and $0.1 million for the three and six months ended June 30, 2010, respectively. These losses and gains are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
     Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of either subscriptions to multiple online product solutions or a subscription to the Company’s online database combined with customized services. Historically, the Company had determined there was not objective and reliable evidence of fair value for any of its services and, therefore, accounted for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to the commencement of the subscription element. For these historical arrangements, the Company recognizes the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last element delivered.
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
     The Company has concluded it does not have VSOE, for these types of arrangements, and TPE is generally not available because the Company’s service offerings are highly differentiated and the Company is unable to obtain reliable information on the products and pricing practices of the Company’s competitors. As such, ESP is used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
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
     The impact of adopting this new revenue recognition guidance in the first half of 2011 is that the Company recognized approximately $2.2 million in revenue and profit before tax that otherwise would have been recognized in future periods under the previous revenue recognition guidance. Based on the amounts involved, the timing of when this revenue would have been recognized under the previous revenue recognition rules, and the current backlog of arrangements, the Company believes the adoption of this accounting guidance will not have a material impact on the Company’s financial statements for the year ended December 31, 2011. ESP will be analyzed on an annual basis or more frequently if management deems it likely that changes in the estimated selling prices have occurred.
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
     On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, the Company had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. During the quarter ended June 30, 2011 the Company established VSOE of fair value for post contract support (“PCS”) services for a group of certain Nexius customers. The establishment of VSOE of fair value followed an alignment of the Company’s pricing practices for these services. As a result of establishing VSOE, the Company, for the three months ended June 30, 2011, recorded revenue and related costs of revenue of $1.2 million and $0.6 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred.
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
The Company records a valuation allowance when it determines based on available positive and negative evidence, that it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, the Company considers the timeframe over which it would take to utilize the deferred tax assets prior to their expiration.
     For certain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Earnings Per Share
     Diluted earnings per share for common stock reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands, except share and per share data)
Net (loss) income	$(8,229)	$825	$(8,563)	$1,054

Weighted-average shares outstanding-common stock, basic	31,832,105	30,965,800	31,744,988	30,817,853

Dilutive effect of:
Options to purchase common stock	—	726,798	—	757,023
Unvested shares of restricted stock units	—	35,224	—	41,141
Warrants to purchase common stock	—	8,896	—	9,633

Weighted-average shares outstanding-common stock, diluted	31,832,105	31,736,718	31,744,988	31,625,650

Net income per share- common stock:
Basic	$(0.26)	$0.03	$(0.27)	$0.03
Diluted	$(0.26)	$0.03	$(0.27)	$0.03
     The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options and restricted stock units	693,944	682,230	658,123	361,773
Common stock warrants	20,030	—	11,388	—
Recent Accounting Pronouncements
     In October 2009, the FASB issued ASU 2009-13, which amends the revenue guidance under the ASC Subtopic 605-25, “Multiple Element Arrangements”. This update addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. The Company adopted this guidance on January 1, 2011. The impact of adopting this new revenue recognition guidance in the first half of 2011 is that the Company recognized approximately $2.2 million in revenue and profit before tax that otherwise would have been recognized in future periods under the previous revenue recognition guidance.
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
     In December 2010, the FASB issued ASU 2010-29, which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new guidance became effective for comScore on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for comScore in its first quarter of fiscal 2012 and should be applied retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements.
     In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for comScore in its fourth quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.
3. Business Combinations
     During 2011, the Company finalized its purchase accounting for the acquisition of Nexius, Inc. An additional $0.7 million was recorded to Goodwill related to the final calculation of opening working capital and tax adjustments of Nexius, Inc. During the second quarter of 2011 the Company recorded an additional $0.1 million in goodwill associated with an adjustment to the fair value of acquired deferred revenue related to the acquisition of Nedstat B.V. The Company continues to evaluate the opening balance sheet for certain opening balance sheet liabilities and tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about tax liabilities assumed for the acquisition of Nedstat B.V.
4. Investments and Fair Value Measurements
     As of June 30, 2011 and December 31, 2010, the Company had $2.6 million and $2.8 million, respectively, in investments consisting of four separate auction rate securities with a par value of $4.3 million. As of December 31, 2010, these investments were classified as long-term investments on the balance sheet. On July 6, 2011, the Company sold these securities for $2.6 million. Accordingly, as of June 30, 2011 the Company adjusted the carrying value of these investments to be equal to the proceeds to be received and classified these investments as short-term investments on the balance sheet.

Marketable securities, which are classified as available-for-sale, are summarized below (in thousands):

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of June 30, 2011:
Auction rate securities (Level 3)	$2,380	$211	$2,591	$2,591	$—

	$2,380	$211	$2,591	$2,591	$—

		Gross	Aggregate	Classification on Balance Sheet
	Amortized	Unrealized	Fair	Short-Term	Long-Term
	Cost	Gain	Value	Investments	Investments
As of December 31, 2010:
Auction rate securities (Level 3)	$2,380	$439	$2,819	$—	$2,819

	$2,380	$439	$2,819	$—	$2,819

     There were no gross unrealized losses related to available-for-sale securities as of June 30, 2011 and December 31, 2010. The unrealized gains of $0.2 million as of June 30, 2011 will be recorded as realized gains upon the sale of the auction rate securities in the third quarter of 2011.
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term
Investments

Balance on December 31, 2010	$2,819
Unrealized losses included in other comprehensive income	(228)

Balance on June 30, 2011	$2,591

5. Goodwill and Intangible Assets
     The change in the carrying value of goodwill for the three months ended June 30, 2011 is as follows (in thousands):

Balance as of December 31, 2010	$86,217
Nexius, Inc. net working capital and tax adjustments	704
Nedstat acquired deferred revenue adjustments	103
Translation adjustments	1,886

Balance as of June 30, 2011	$88,910

     Certain of the Company’s goodwill and intangible assets are recorded in euros, British Pounds and the local currencies of its South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.The carrying values of the Company’s finite-lived acquired intangible assets are as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired methodologies/technology	$10,795	$(2,470)	$8,325	$10,157	$(1,633)	$8,524
Customer relationships	39,893	(5,643)	34,250	38,471	(3,140)	35,331
Panel	1,634	(720)	914	1,615	(597)	1,018
Intellectual property	2,569	(792)	1,777	2,561	(662)	1,899
Trade names	4,202	(1,595)	2,607	4,069	(581)	3,488

	$59,093	$(11,220)	$47,873	$56,873	$(6,613)	$50,260

     During the quarter ended June 30, 2011, the Company decided to cease using the ARS trade name effective December 31, 2011. Accordingly, the net book value of the ARS trade name of $1.2 million will be amortized over the nine months ending December 31, 2011.
     Amortization expense related to intangible assets was approximately $2.4 million and $4.4 million for the three and six months ended June 30, 2011, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2010, respectively.
The weighted average remaining amortization period by major asset class as of June 30, 2011, is as follows:

(In years)
Acquired methodologies/technology	5.9
Customer relationships	7.9
Panel	3.9
Intellectual property	6.9
Trade names	1.8
The estimated future amortization of acquired intangible assets as of June 30, 2011 is as follows:

(In thousands)
2011	$4,849
2012	7,810
2013	7,156
2014	7,000
2015	6,011
Thereafter	15,047

$47,873

6. Long-term Debt and Other Financing Arrangements
Capital Leases
     In November 2010, the Company increased its lease financing arrangement with Banc of America Leasing & Capital, LLC to $15.0 million. This arrangement was established to allow the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In
thousands)
2011	$2,880
2012	5,918
2013	4,612
2014	444
2015	5

Total minimum lease payments	13,859
Less amount representing interest	(767)

Present value of net minimum lease payments	13,092
Less current portion	(5,423)

Capital lease obligations, long-term	$7,669

     During the six months ended June 30, 2011 and 2010, the Company acquired $2.8 million and $5.5 million, respectively, in computer equipment through the issuance of capital leases.
Secured Revolving Credit Facility
     On June 30, 2011, the Company entered into a secured credit and security agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) for a two-year, $50.0 million secured revolving credit facility (the “Revolving Credit Facility”). The agreement includes a maximum $7.0 million sublimit for a euro loan facility and a $10.0 million sublimit for the issuance of letters of credit. The maturity date of the Revolving Credit Facility is June 30, 2013. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which will range from 1.75% to 2.75%, based on the company’s funded debt ratio.
     On June 30, 2011, the Company and each of the Company’s material, wholly-owned subsidiaries entered into a Security Agreement in favor of Bank of America (the “Security Agreement”). Pursuant to the Security Agreement, the obligations under the Revolving Credit Facility are secured by a security interest in substantially all of the Company’s assets.
     Under the terms of the Revolving Credit Facility, the Company is restricted from paying dividends and incurring certain indebtedness, among other restrictive covenants. The Company continues to be in full compliance with all covenants contained in the Revolving Credit Facility.
     As of August 4, 2011, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.
     The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the three months ended June 30, 2011, one letter of credit was reduced by approximately $0.2 million. The reduction will be effective as of July 1, 2011. As of June 30, 2011, $3.1 million in letters of credit were outstanding, leaving $6.9 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7. Commitments and Contingencies
Leases
     In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and rent escalation. Future minimum payments under non-cancellable lease agreements with initial terms of one year or more are as follows:

(In
thousands)
2011	$3,367
2012	6,458
2013	5,601
2014	5,686
2015	5,767
Thereafter	16,632

Total minimum lease payments	$43,511

     Total rent expense was $1.8 million and $3.3 million for the three and six months ended June 30, 2011, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2010, respectively.
Contingencies
     On March 16, 2011, the Company received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement of certain patent rights of Nielsen by the Company. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on an initial review of these claims against the Company, the Company believes that they are without merit. The Company continues to investigate the claims against the Company by Nielsen, as well as any defenses and additional potential counterclaims, and the Company intends to vigorously defend itself. It is not possible for the Company to estimate a potential range of loss at this time.
     On March 22, 2011, the Company filed a lawsuit against Nielsen and Netratings, LLC d/b/a Nielsen Online (“Netratings”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain patent rights of the Company by Nielsen and Netratings. The Company’s complaint seeks unspecified damages and injunctive relief.
     From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.
8. Income Taxes
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
     During the three and six months ended June 30, 2011, the Company recorded an income tax provision of $2.0 million and an income tax benefit of $0.1 million, respectively, resulting in effective tax rates of 32.9% and 1.5%, respectively. During the three and six months ended June 30, 2010, the Company recorded an income tax provision of $1.0 million and $2.1 million, respectively, resulting in effective tax rates of 54.4% and 66.1%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits, and changes in statutory tax rates which took effect during the year. During the three and six months ended June 30, 2010, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $0.1 million and $0.3 million has been included in income tax expense for the three and six months June 30, 2010, respectively. There was no comparative amount for the three and six months ended June 30, 2011.
     The exercise of certain stock options and the vesting of certain restricted stock awards during the three and six months ended June 30, 2011 and 2010, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     As of June 30, 2011 and December 31, 2010, the Company had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards), that are in their start-up phases. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against its deferred tax assets.
     As of June 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of approximately $2.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011 and December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.8 million.
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
9. Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
     Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of June 30, 2011 and December 31, 2010, the Plans provided for the issuance of a maximum of approximately 7.2 million shares and 5.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2011, the shares available for grant increased 1,260,942 pursuant to the automatic share reserve increase provision under the Plan. Accordingly, as of June 30, 2011, 2,122,909 shares were available for future grant under the Plans.
     The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. During the three and six months ended June 30, 2011, no stock options were granted.
     On March 15, 2011, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors approved the 2011 Executive Compensation Bonus Policy (the “Policy”) authorizing annual performance-based stock bonus target and maximum levels for certain employees of the Company, including certain members of the Company’s senior management, for the 2011 fiscal year. Awards under the Policy will be settled in shares of the Company’s common stock. The amount of the award for each participant will be determined in the first quarter of 2012 based on a combination of qualitative and quantitative performance metrics applicable to each participant. Bonus awards will include two components: short-term and long-term. The award associated with the short-term performance bonus is expected to vest immediately on the grant date. With respect to the long-term performance bonus award, 25% of the award is expected to vest immediately on the grant date, with the remaining 75% vesting ratably over the next 3 years. Also on March 15, 2011, the Committee approved the payment of stock to certain members of the Company’s senior management in lieu of cash salary for the period from March 1, 2011 through December 31, 2011. The stock, to the extent earned, would be issued as soon as practicable following the end of the Company’s 2011 fiscal year and will fully vest at the time issued. The amount of stock to be issued will have a value at time of issuance equal to the amount of salary foregone by such employees from March 1, 2011 through December 31, 2011, based on the closing price of Company’s common stock as reported on the NASDAQ Global Market at the time of issuance. The amount of salary foregone by such employees for such period is expected to be approximately $0.8 million. Stock compensation expense for the three and six months ended June 30, 2011 included $0.7 million and $0.2 million, respectively, related to these estimated awards.

A summary of the Company’s equity Plans is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at December 31, 2010	1,713,165	$11.68

Options granted	—	—
Options exercised	(81,141)	3.34		$1,927
Options forfeited	(82)	9.29
Options expired	(562)	9.90

Options outstanding at June 30, 2011	1,631,380	$12.10	3.52	$22,335

Options exercisable at June 30, 2011	588,335	$1.27	2.93	$14,314

     The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at June 30, 2011. As of June 30, 2011, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $1.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.66 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.
     The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended June 30, 2011, 47,015 forfeited shares of restricted stock have been repurchased by the Company at no cost.
     A summary of the status for nonvested stock awards as of June 30, 2011 is presented as follows:

				Weighted
			Number	Average
		Restricted	of Shares	Grant-Date
	Restricted	Stock	Underlying	Fair
Nonvested Stock Awards	Stock	Units	Awards	Value
Nonvested at December 31, 2010	1,591,522	405,071	1,996,593	$15.43
Granted	456,779	241,983	698,762	28.12
Vested	(555,047)	(56,700)	(611,747)	15.30
Forfeited	(59,329)	(10,240)	(69,569)	17.30

Nonvested at March 31, 2011	1,433,925	580,114	2,014,039	$19.80

The aggregate intrinsic value for all non-vested shares of restricted common stock outstanding as of June 30, 2011 was $37.1 million.
     The Company granted nonvested stock awards at no cost to recipients during the three months ended June 30, 2011. As of June 30, 2011, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $26.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.25 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
     Of the 74,722 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended June 30, 2011, the Company repurchased 25,195 shares at an aggregate purchase price of approximately $0.7 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.

Shares Reserved for Issuance
     At June 30, 2011, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,122,909
Common stock reserved for outstanding options and restricted stock units	2,211,494
Common stock reserved for outstanding warrants	24,375

4,358,778

10. Geographic Information
     The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2011 and 2010 is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
United States	$43,400	$35,418	$83,907	$65,276
Europe	8,203	2,748	15,443	5,526
Canada	2,496	1,731	4,615	3,790
Latin America	1,995	1,641	3,717	2,638
Middle East & Africa	1,080	—	1,576	—
Asia	921	424	1,788	871

Total Revenues	$58,095	$41,962	$111,046	$78,101

     The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	June 30,	December 31,
	2011	2010
	(In thousands)
United States	$23,711	$22,627
Europe	5,232	5,221
Canada	391	411
Latin America	374	378
Asia	38	—

Total	$29,746	$28,637

11. Subsequent Event
     On August 3, 2011, the Company entered into a definitive Merger Agreement (the “Merger Agreement”) with AdXpose, Inc. (“AdXpose”). The acquisition of AdXpose has been approved by both companies’ boards of directors and remains subject to customary closing conditions. Following closing, AdXpose will become a wholly-owned subsidiary of the Company. AdXpose provides advertisers and publishers with greater transparency and confidence in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The consideration for the acquisition is payable in a combination of cash and the Company’s common stock, subject to certain closing adjustments as set forth in the Merger Agreement. Approximately $4.0 million of the total merger consideration will be placed into escrow on the closing date to secure indemnity obligations pursuant to the Merger Agreement.

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
     We have complemented our internal development initiatives with select acquisitions. On June 6, 2002, we acquired certain Media Metrix assets from Jupiter Media Metrix, Inc. Through this acquisition, we acquired certain Internet audience measurement services that report details of Web site usage and visitor demographics. On July 28, 2004, we acquired the outstanding stock of Denaro and Associates, Inc, otherwise known as Q2 Brand Intelligence, Inc., or Q2, to improve our ability to provide our customers more robust survey research integrated with our underlying digital marketing intelligence platform. On

January 4, 2005, we acquired the assets and assumed certain liabilities of SurveySite Inc., or SurveySite. Through this acquisition, we acquired proprietary Internet-based data-collection technologies and increased our customer penetration and revenues in the survey business. On May 28, 2008, we acquired the outstanding stock of M:Metrics, Inc. to expand our abilities to provide our customers a more robust solution for the mobile medium. In the middle of November 2009, we acquired Certifica, Inc., a leader in web measurement in Latin America, as part of our global expansion. Certifica maintains offices and sales resources in six Latin American countries, which we hope will provide a platform to enhance our business in that region. On February 10, 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our clients with actionable information to improve their creative and strategic messaging targeted against specific audiences. On July 1, 2010, we acquired the outstanding stock of Nexius, Inc., or Nexius. Nexius is a provider of products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. On August 31, 2010, we acquired the outstanding stock of Nedstat B.V., or Nedstat, a provider of web analytics and innovative video measurement solutions based out of Amsterdam, Netherlands. On August 3, 2011, we entered into a definitive merger agreement to acquire all of the outstanding equity of AdXpose, Inc., or AdXpose, a provider of digital advertising analytics solutions based out of Seattle, Washington.
Our total revenues have grown to $175.0 million during the fiscal year ended December 31, 2010 and $111.0 million during the first half of 2011 from $87.2 million during the fiscal year ended December 31, 2007. By comparison, our total expenses from operations have grown to $176.5 million during the fiscal year ended December 31, 2010 and $119.8 million during the first half of 2011 from $76.5 million during the fiscal year ended December 31, 2007. We attribute the growth in our revenues primarily to:
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
     As of June 30, 2011, we had 1,860 customers, compared to 895 as of December 31, 2007. We sell most of our products through our direct sales force.
     As a result of the economic events over the last several years, such as, the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and political uncertainty in the Middle East, the direction and relative strength of the U.S. and global economies have become somewhat uncertain. During 2010, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During the first half of 2011, the U.S. and other economies showed signs of recovery and we continued to add net new customers. In addition, our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed during the first half of 2011. However, if economic recovery slows or adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.
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
     A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 85% of total revenues in the six months ended June 30, 2011 and the full year 2010. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
     Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2010, our international revenues were $32.7 million, an increase of $13.0 million, or 66%, compared to 2009. For the six months ended June 30, 2011, our international revenues were $27.1 million, an increase of $14.3 million, or 112% over international revenues of $12.8 million for the six months ended June 30, 2010. International revenues comprised approximately 24%, 19% and 15% of our total revenues for the six months ended June 30, 2011 and fiscal years ended December 31, 2010, 2009, respectively.

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
     On July 1, 2010, we completed our acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, we had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately. During the quarter ended June 30, 2011 we established VSOE of fair value for post contract support (“PCS”) services for certain Nexius customers. The establishment of VSOE of fair value followed an alignment of our pricing practices for these services. As a result of establishing VSOE, for the three months ended June 30, 2011, we recorded revenue and related costs of revenue of $1.2 million and $0.6 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred. On August 31, 2010, we completed our acquisition of Nedstat, resulting in additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). Our arrangements generally contain multiple elements, consisting of the various service offerings.
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
     Certain of the our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of either subscriptions to multiple online product solutions or a subscription to our online database combined with customized services. Historically, we had determined there was not objective and reliable evidence of fair value for any of our services and, therefore, accounted for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to the commencement of the subscription element. For these historical arrangements, we recognize the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last element delivered.
     Effective January 1, 2011, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements , which requires us to allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. In addition, this guidance eliminated the use of the residual method for allocating arrangement consideration. This guidance is applicable to us for all arrangements entered into subsequent to December 31, 2010 and for any existing arrangements that are materially modified after December 31, 2010.
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
     We have concluded we do not have VSOE for these types of arrangements, and TPE is generally not available because our service offerings are highly differentiated and we are unable to obtain reliable information on the products and pricing practices of our competitors. As such, ESP is used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
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
     The impact of adopting this new revenue recognition guidance in the first half of 2011 is that we recognized approximately $2.2 million in revenue and profit before tax that otherwise would have been recognized in future periods under the previous revenue recognition guidance. Based on the amounts involved, the timing of when this revenue would have been recognized under the previous revenue recognition rules, and the current backlog of arrangements, we believe the adoption of this accounting guidance will not have a material impact on our financial statements for the year ended December 31, 2011. ESP will be analyzed on an annual basis or more frequently if management deems it likely that changes in the estimated selling prices have occurred.
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
     In connection with our acquisition of Nexius, Inc., we acquired additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with ASC 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, the Company had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. During the quarter ended June 30, 2011 the Company established VSOE of fair value for post contract support (“PCS”) services for certain Nexius customers. The establishment of VSOE of fair value followed an alignment of the Company’s pricing practices for these services. As a result of establishing VSOE, the Company, for the three months ended June 30, 2011, recorded revenue and related costs of revenue of $1.2 million and $0.6 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred.
Business Combinations
     We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.
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
     Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the three and six months ended June 30, 2011 and 2010.
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
     Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2011 and 2010.
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
Income Taxes
     We account for income taxes using the asset and liability method. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the deferred tax assets, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. In evaluating projections of future taxable income, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we cannot conclude that it is more-likely-than-not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the carrying value of such assets.
     As of June 30, 2011, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $35.5 million and $26.3 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal and in 2016 for state income tax reporting purposes. As of June 30, 2011, we estimate our aggregate net operating loss carryforward for tax purposes related to our foreign subsidiaries is $32.6 million, which begins to expire in 2011. In addition, as of June 30, 2011, we had alternative minimum tax credit carryforwards of $1.5 million, which can be carried forward indefinitely and research and development credit carryforwards of approximately $0.7 million, which begin to expire in 2025.
     As of June 30, 2011 and December 31, 2010, we had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards), that are in their start-up phases. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against our deferred tax assets.
     The exercise of certain stock options and the vesting of certain restricted stock awards during the six months ended June 30, 2011 and 2010 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
     During the three and six months ended June 30, 2010, certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described above, we have not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling $0.1 million and $0.3 million has been included in income tax expense for the three and six months ended June 30, 2010. There is no comparative amount for the three and six months ended June 30, 2011. Looking forward, we expect our income tax provisions for future reporting periods will be impacted by this stock compensation tax deduction shortfall. We cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
     For uncertain tax positions, we use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As of June 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $2.4 million, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011 and December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was $0.8 million. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2007 or state and local tax examinations by tax authorities for years before 2006, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
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
     At June 30, 2011, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $28.0 million, which is expected to be recognized over a weighted-average period of 1.22 years.
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
Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	100%	100%	100%	100%

Cost of revenues	33.2	29.5	32.8	29.1
Selling and marketing	33.9	30.7	34.1	32.8
Research and development	15.2	14.5	15.1	14.3
General and administrative	24.1	19.5	21.9	18.4
Amortization	4.2	1.6	4.0	1.5

Total expenses from operations	110.6	95.8	107.9	96.1

(Loss) income from operations	(10.6)	4.2	(7.9)	3.9
Interest and other (expense) income, net	(0.2)	0.1	(0.2)	0.2
Gain (loss) from foreign currency	0.2	—	0.2	(0.2)

(Loss) income before income taxes	(10.6)	4.3	(7.9)	3.9
Income tax benefit (provision)	(3.5)	(2.4)	0.1	(2.6)

Net (loss) income	(14.1)%	1.9%	(7.8)%	1.3%

Three and Six Month period ended June 30, 2011 compared to the Three and Six Month Period ended June 30, 2010
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
				(In thousands)
Total Revenues	$58,095	$41,962	$16,133	38.4%	$111,046	$78,101	$32,945	42.2%
     Total revenues increased by approximately $16.1 million, or approximately 38%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. We attribute the revenue growth to a combination of increased sales to our existing customer base and continued growth of our customer base during the period. Revenue from existing customers increased $11.0 million from $38.1 million for the three months ended June 30, 2010 to $49.1 million for the three months ended June 30, 2011, while revenues from new customers increased $5.1 million from $3.9 million for the three months ended June 30, 2010 to $9.0 million for the three months ended June 30, 2011.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $13.0 million during the three months ended June 30, 2011, from $36.5 million in the prior year period. In addition, our project-based revenues increased by approximately $3.1 million during the three months ended June 30, 2011, from $5.5 million in the prior year period.
     Revenues from U.S customers increased to $43.4 million for the three months ended June 30, 2011, or approximately 75% of total revenues, while revenues from customers outside of the U.S. increased to $14.7 million for the three months ended June 30, 2011, or approximately 25% of total revenues. A substantial portion of this increase in the proportion of our international revenues is attributable to our international acquisitions in the second half of 2010. However, this growth was further supplemented by our organic growth efforts in international markets. These combined activities resulted in increased international revenues of $8.2 million, comprised of increases of $5.5 million in Europe, $0.4 million in Latin America, $1.1 million in the Middle East & Africa, $0.5 million in Asia, and $0.7 million in Canada during the three months ended June 30, 2011 as compared to the prior year period.
     Included in total revenues for the three months ended June 30, 2011 was approximately $7.8 million related to businesses that were acquired subsequent to June 30, 2010.
     Total revenues increased by approximately $32.9 million, or approximately 42%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The revenue growth was due to a combination of increased sales to our existing customer base and continued growth of our customer base. Revenue from existing customers increased $23.7 million from $70.4 million for the six months ended June 30, 2010 to $94.1 million for the six months ended June 30, 2011, while revenues from new customers increased $9.2 million from $7.7 million for the six months ended June 30, 2010 to $16.9 million for the six months ended June 30, 2011.
     We experienced continued revenue growth in subscription revenues, which increased by approximately $26.9 million during the six months ended June 30, 2011, from $67.4 million in the prior year period. In addition, our project-based revenues increased by approximately $6.0 million during the six months ended June 30, 2011, from $10.7 million in the prior year period.
     Revenues from U.S customers increased to $83.9 million for the six months ended June 30, 2011, or approximately 76% of total revenues, while revenues from customers outside of the U.S. increased to $27.1 million for the six months ended June 30, 2011, or approximately 24% of total revenues. A substantial portion of this increase is attributable to our international acquisitions in the second half of 2010. However, this growth was further supplemented by organic growth efforts in international markets. These combined activities resulted in increased international revenues of $14.3 million, comprised of increases of $9.9 million in Europe, $1.1 million in Latin America, $1.6 million in the Middle East & Africa, $0.9 million in Asia, and $0.8 million in Canada during the six months ended June 30, 2011 as compared to the prior year period.
     Included in total revenues for the six months ended June 30, 2011 was approximately $13.7 million related to businesses that were acquired subsequent to June 30, 2010. Our total customer base grew through both organic growth and through acquisitions by a net increase of 439 customers to 1,860 customers as of June 30, 2011 from 1,421 as of June 30, 2010.
Operating Expenses
     The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, rent and other facility related costs and depreciation expense, and amortization of acquired intangible assets.
     Our total operating expenses increased by approximately $24.1 million, or approximately 60%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $7.2 million and increased stock-based compensation of $2.0 million associated with our increased headcount, increased professional fees of $4.5 million, of which $5.2 million is associated with litigation, offset by reductions of $0.7 million in other professional fees, increased use of third party providers for customer service and support related to our data collection efforts of $2.2 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $2.0 million, increases in amortization expense of $1.8 million related to the acquired intangible assets as part of the Nexius and Nedstat acquisitions and increases in sales commissions of $1.1 million due to our increases in revenue. All of the above costs have been allocated to the various components of our operating expenses, as further described in the following sections. Also included in our operating expenses for the three months ended June 30, 2011 was approximately $9.1 million related to the acquired businesses that were acquired subsequent to June 30, 2010, which accounts for approximately 38% of the overall increase in operating expenses (excluding amortization of intangible assets).
     Our total operating expenses increased by approximately $44.8 million, or approximately 60%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $16.1 million and increased stock-based compensation of $4.9 million associated with our increased headcount, increased professional fees of $5.6 million primarily associated with litigation, increased use of third party providers for customer service and support related to our data collection efforts of $4.0 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $3.9 million, increases in amortization expense of $3.3 million related to the acquired intangible assets as part of the Nexius and Nedstat acquisitions and increases in sales commissions of $1.6 million due to our increases in revenue. All of the above costs have been allocated to the various components of our operating expenses, as further described in the following sections.
     Also included in our operating expenses for the six months ended June 30, 2011 was approximately $16.9 million related to the acquired businesses that were acquired subsequent to June 30, 2010, which accounts for approximately 38% of the overall increase in operating expenses (excluding amortization of intangible assets).
Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
				(In thousands)
Total cost of revenues	$19,302	$12,374	$6,928	56.0%	$36,440	$22,733	$13,707	60.3%
As a percentage of revenues	33.2%	29.5%			32.8%	29.1%
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
     Cost of revenues increased by approximately $6.9 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was attributable to increased use of third party providers for customer service and support related to our data collection efforts of $2.2 million due to increased revenue and expansion, increased expenditures for employee salaries, benefits and related costs of $2.1 million associated with our increased headcount, increased rent and other facility related costs and depreciation expense allocations of $1.2 million, and increased data center and bandwidth costs of $0.8 million related to the increased number of Web sites using our Unified Digital Measurement solution, increased stock-based compensation of $0.4 million and increased hardware and software costs of $0.3 million. These costs were partially offset by reductions in panel recruitment, incentives and related costs of $0.5 million. Included within total cost of revenues for the three months ended June 30, 2011 was approximately $3.7 million directly related to the businesses that were acquired subsequent to June 30, 2010. Cost of revenues increased as a percentage of revenues during the three months ended June 30, 2011 as compared to the same period in 2010 reflecting our increased expenses for additional employees and infrastructure in anticipation of increased growth.
     Cost of revenues increased by approximately $13.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was attributable to increased expenditures for employee salaries, benefits and related costs of $4.9 million associated with our increased headcount, increased use of third party providers for customer service and support related to our data collection efforts of $3.8 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $2.5 million, and increased data center and bandwidth costs of $1.2 million related to the increased number of Web sites using our Unified Digital Measurement solution, and increased stock-based compensation of $0.6 million. In addition, we experienced increased hardware and software costs of $0.4 million, increased travel costs of $0.2 million and increased office expenses of $0.2 million. These costs were partially offset by reductions in panel recruitment, incentives and related costs of $0.4 million. Included within total cost of revenues for the six months ended June 30, 2011 was approximately $6.6 million directly related to the businesses that were acquired subsequent to June 30, 2010. Cost of revenues increased as a percentage of revenues during the six months ended June 30, 2011 as compared to the same period in 2010 reflecting our increased expenses for additional employees and infrastructure in anticipation of increased growth.

Selling and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
				(In thousands)
Total selling and marketing	$19,717	$12,892	$6,825	52.9%	$37,886	$25,610	$12,276	47.9%
As a percentage of revenues	33.9%	30.7%			34.1%	32.8%
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
     Selling and marketing expenses increased by $6.8 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $3.2 million and increased stock-based compensation of $1.0 million associated with our increased headcount, additional sales commissions of $1.1 million and increased travel costs of $0.5 million in connection with our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $0.5 million.
     Selling and marketing expenses increased by $12.3 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $6.8 million and increased stock-based compensation of $1.8 million associated with our increased headcount, additional sales commissions of $1.6 million and increased travel costs of $0.8 million in connection with our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $0.8 million. These costs were partially offset by the absence of severance expense of $0.3 million that was incurred in the first half of 2010 but not in the first half of 2011. Included within total selling and marketing expenses for the three and six months ended June 30, 2011 was approximately $4.3 million and $8.2 million, respectively, related to the acquired businesses that were acquired subsequent to June 30, 2010. Selling and marketing expenses increased as a percentage of revenues during the three and six months ended June 30, 2011 as compared to the same periods in 2010 as our overall headcount in this area increased.
Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
				(In thousands)
Total research and development	$8,833	$6,088	$2,745	45.1%	$16,732	$11,135	$5,597	50.3%
As a percentage of revenues	15.2%	14.5%			15.1%	14.3%
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
     Research and development expenses increased by $2.7 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $1.4 million associated with our increased headcount for research and development activities, higher costs of $0.3 million related to certain data licensing contracts that began in Q1 2011, increased stock-based compensation of $0.3 million, increased rent and other facility related costs and depreciation expense allocations of $0.2 million, and increased hardware and software costs of $0.2 million.
     Research and development expenses increased by $5.6 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $3.3 million associated with our increased headcount for research and development activities, higher costs of $0.6 million related to certain data licensing contracts that began in Q1 2011, increased stock-based compensation of $0.5 million, and increased rent and other facility related costs and depreciation expense allocations of $0.4 million. In addition, we experienced increased hardware and software costs of $0.3 million, increased travel costs of $0.2 million and increased office expenses of

$0.2 million. Research and development expenses were generally unchanged as a percentage of revenues for the three and six months ended June 30, 2011 compared to the same periods in 2010.
General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
				(In thousands)
Total general and administrative	$13,977	$8,167	$5,810	71.1%	$24,295	$14,373	$9,922	69.0%
As a percentage of revenues	24.1%	19.5%			21.9%	18.4%
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
     General and administrative expenses increased by $5.8 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase is primarily attributable to additional professional fees of $4.5 million, which includes costs related to recent litigation of $5.2 million, offset by reductions of $0.7 million in other professional fees. In addition, additional headcount resulted in increased employee salaries, benefits and related costs of $0.4 million, increased stock-based compensation of $0.3 million, increased sales meetings costs of $0.2 million, and increased rent and other facility related costs and depreciation expense allocations of $0.1 million. These costs were partially offset by $0.2 million of decreases in bad debt expense as the amount of bad debt write-offs decreased during the quarter. Included within general and administrative expenses for the three months ended June 30, 2011 was approximately $1.1 million related to the acquired businesses that were acquired subsequent to June 30, 2010.
     General and administrative expenses increased by $9.9 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase is primarily attributable to additional professional fees of $5.6 million, which includes costs related to recent litigation, and for other accounting, legal and general consulting services due to our expanding business. In addition, there was increased stock-based compensation expense of $2.0 million, and increased additional headcount resulted in increased employee salaries, benefits and related costs of $1.1 million, and increased rent and other facility related costs and depreciation expense allocations of $0.2 million. Included within general and administrative expenses for the six months ended June 30, 2011 was approximately $2.2 million related to the acquired businesses that were acquired subsequent to June 30, 2010. General and administrative expenses increased as a percentage of revenues during the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to the increased costs related to acquisitions and initiatives taken by the Company to help better position our business for long-term growth that are not immediately reflected in our current revenue as well as costs related to recent litigation.
Amortization Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
				(In thousands)
Total amortization expense	$2,434	$658	$1,776	269.9%	$4,428	$1,165	$3,263	280.1%
As a percentage of revenues	4.2%	1.6%			4.0%	1.5%
     Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
     Amortization expense increased $1.8 million and $3.3 million during the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010 due to amortization of intangible assets that were acquired after the second quarter of 2010 in connection with our acquisitions of Nexius and Nedstat and other immaterial acquisitions. In addition, we recorded additional amortization expense associated with a change in the useful life of the ARS trade name, which we will cease using as of December 31, 2011.
Interest and Other Income (expense), Net
     Interest income consists of interest earned from investments, such as short and long-term fixed income securities and auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our minimum lease payment obligations are secured by a senior security interest in eligible equipment.

     Interest expense, net for the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively, as compared to interest income, net of $0.1 million and $0.2 million for the three and six months ended June 30, 2010. The increase in interest expense is due to the increased borrowing under capital leases that were made during 2010. As of June 30, 2011, we had total minimum lease payment obligations of $13.9 million compared to $6.7 million as of June 30, 2010.
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
     We recorded a gain of $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, as compared to losses of $0.1 million during the three and six months ended June 30, 2010. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate primarily between the U.S. Dollar and the Canadian Dollar, euro and British Pound.
Provision for Income Taxes
     During the three and six months ended June 30, 2011, we recorded an income tax provision of $2.0 million and an income tax benefit of $0.1 million, respectively, as compared to income tax provisions of $1.0 million and $2.1 million during the comparable periods of 2010, respectively. During the first quarter of 2011, we believed that we would be profitable for the full year 2011, and accordingly, we recorded an income tax benefit associated with the losses incurred in the first quarter of 2011 in the amount of $2.2 million. In the second quarter of 2011, we have forecasted a loss for the full year 2011, with the majority of those losses coming from jurisdictions in which we do not believe that we will be able to utilize these losses. As a result, we effectively reversed the majority of the income tax benefit recorded in the first quarter of 2011, such that we have recorded an income tax benefit of $0.1 million for the six months ended June 30, 2011. The tax provisions for the three and six months ended June 30, 2011 were attributable to current tax expense of $2.3 million and $1.4 million, respectively, and deferred tax benefits of $0.3 million and $1.5 million, respectively. These amounts include $0.0 million and $0.1 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and six months ended June 30, 2011, respectively. The tax provisions for the three and six months ended June 30, 2010 were attributable to current tax expenses of $0.7 million and $1.0 million, respectively, and deferred tax expenses of $0.3 million and $1.1 million, respectively. These amounts include $0.1 million and $0.6 million of current and deferred tax expense for discrete items such as stock-based compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and six months ended June 30, 2010, respectively.
     During the three and six months ended June 30, 2010, certain restricted stock awards vested which generated a tax deduction at a market price that was less than the price of the restricted stock on the dates the shares were granted. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been realized in prior years. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three months ended June 30, 2010 were impacted. The tax provision impact of the shortfall totaling $0.1 million and $0.3 million has been included in income tax expense for the three and six months ended June 30, 2010, respectively. There were no comparative amount for the three and six months ended June 30, 2011.
Recent Accounting Pronouncements
     Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$19,692	$20,692
Net cash (used in) provided by investing activities	(5,056)	5,912
Net cash used in financing activities	(8,532)	(3,239)
Effect of exchange rate changes on cash	105	(322)

Net increase in cash and cash equivalents	$6,209	$23,043

     Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. As of June 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $42.5 million, which represent cash generated from operating activities. As of June 30, 2011, we held $2.6 million in short-term investments consisting of four separate auction rate securities. These securities were sold for $2.6 million in July 2011.

     On June 30, 2011, we entered into a secured credit and security agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) for a two-year, $50.0 million secured revolving credit facility (the “Revolving Credit Facility”). The agreement includes a maximum $7.0 million sublimit for a euro loan facility and a $10.0 million sublimit for the issuance of letters of credit. The maturity date of the Revolving Credit Facility is June 30, 2013. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which will range from 1.75% to 2.75%, based on our funded debt ratio.
     On June 30, 2011, we and each of our material, wholly-owned subsidiaries entered into a Security Agreement in favor of Bank of America (the “Security Agreement”). Pursuant to the Security Agreement, the obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our assets.
     Under the terms of the Revolving Credit Facility, we are restricted from paying dividends and incurring certain indebtedness, among other restrictive covenants. We continue to be in full compliance with all covenants contained in the Revolving Credit Facility.
     As of August 4, 2011, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.
Operating Activities
     Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
     We generated approximately $19.7 million of net cash from operating activities during the six months ended June 30, 2011. Our cash flows from operations were driven by our net loss of $8.6 million, offset by $20.0 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, we experienced a $1.4 million decrease in accounts receivable due to continued strong collection activities during the first half of 2011 in light of the increase in revenues. In addition, our operating cash flows were positively impacted by a $7.2 million net increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors and $0.5 million increase in deferred rent due to tenant allowances related to our leases. Cash flows from operations were negatively impacted by a $0.7 million increase in prepaid expenses and other current assets related to additional capitalized costs from certain long-term contracts and a $0.1 million decrease in amounts collected from customers in advance of when we recognize revenue largely related to foreign currency revaluation.
     We generated approximately $20.7 million of net cash from operating activities during six months ended June 30, 2010. Our cash flows from operations were driven by our positive net income of $1.1 million, as adjusted for $12.1 million in non- cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and a non-cash deferred tax expense. In addition, we experienced a $1.6 million decrease in accounts receivable due to improved collections activities during the first half of 2010. We also experienced a $3.7 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. In addition, our operating cash flows were positively impacted due to a $2.2 million increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors. Cash flows from operations were also positively impacted by a $0.4 million increase in deferred rent due to tenant allowances related to our leases.
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
     We used $5.1 million of net cash in investing activities during the six months ended June 30, 2011. Approximately $4.2 million was associated with the purchase of property and equipment to maintain and expand our technology infrastructure, approximately $0.4 million related to cash payments associated with the acquisition of Nexius, and approximately $0.5 million associated with the acquisition of certain intellectual property intangible assets.
     We generated $5.9 million of net cash in investing activities during the six months ended June 30, 2010. $25.3 million was generated from maturities of our investments. This amount was offset by $16.8 million, net of cash acquired, which was used for the acquisition of ARSgroup. In addition, $2.6 million was used to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $0.4 million was funded through landlord allowances received in connection with our Canadian office lease. We expect to achieve greater economies of scale and operating leverage as we expand our customer base and utilize our Internet user panel and technical infrastructure more efficiently. While we anticipate that it will be necessary for us to continue to invest in our Internet user panel, technical infrastructure and technical personnel to support the combination of an increased customer base, new products, international expansion and new digital market intelligence formats, we believe that these investment requirements will be less than the revenue growth generated by these actions. This should result in a lower rate of growth in our capital expenditures to support our technical infrastructure. In any given period, the timing of our incremental capital expenditure requirements could impact our cost of revenues, both in absolute dollars and as a percentage of revenues.
Financing Activities
     We used $8.5 million of cash during the six months ended June 30, 2011 for financing activities. This included $6.1 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $2.7 million to make payments on our capital lease obligations offset by $0.3 million in proceeds from the exercise of our common stock options.
     We used $3.2 million of cash during the six months ended June 30, 2010 for financing activities. This included $3.6 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition, we used $0.4 million to make payments on our capital lease obligations offset by $0.8 million in proceeds from the exercise of our common stock options. We do not have any special purpose entities.
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
     In November 2010, we increased our lease financing arrangement with Banc of America Leasing & Capital, LLC to $15.0 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the six months ended June 30, 2011 we incurred $2.8 million of additional borrowings under this financing arrangement. As of June 30, 2011, we have total borrowings under this arrangement of approximately $10.3 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $4.7 million per year. Assets acquired under the equipment lease secure the obligations.
     During the three months ended June 30, 2011, one letter of credit was reduced by approximately $0.2 million. The reduction will be effective as of July 1, 2011. As of June 30, 2011, $3.1 million in letters of credit were outstanding, leaving $6.9 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.
     As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A.
Off Balance Sheet Arrangements
     We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of June 30, 2011, our cash reserves were maintained in bank deposit accounts and auction rate securities totaling $42.5 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to experience any material adverse impact in income or cash flow.
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

Interest Rate Sensitivity
     As of June 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $42.5 million. These amounts were invested primarily in bank deposit account and auction rate securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the six months ended June 30, 2011, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.
Auction Rate Securities
     As of June 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $42.5 million which represent cash generated from operating activities and the remaining proceeds from our initial public offering in July 2007. As of June 30, 2011, we held $2.6 million in short-term investments consisting of four separate auction rate securities. On July 6, 2011, the Company sold these auction rate securities for $2.6 million.

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
Litigation with The Nielsen Company (US) LLC and Netratings, LLC d/b/a Nielsen Online
     On March 16, 2011, we received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement of certain patent rights of Nielsen by us. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on a review of these claims against us, we believe that they are without merit. We continue to investigate the claims against us by Nielsen, as well as any defenses and additional potential counterclaims, and we intend to vigorously defend ourselves.
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
     We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 85% of our revenues during the six months ended June 30, 2011 and the full year 2010. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. While we have filed a number of patent applications and own eight issued patents, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.
     We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, third parties might independently develop technologies that are competitive to ours or that infringe upon our intellectual property. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, both in the United States and in other countries. The protection of our intellectual property rights may depend on our legal actions against any infringers being successful. We cannot be sure any such actions will be successful, and any such action may be expensive and divert considerable attention of our management team from the normal operation of our business.
An assertion from a third party that we are infringing its intellectual property, whether such assertions are valid or not, could subject us to costly and time-consuming litigation or expensive licenses.
     The Internet, mobile media, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, domestically or internationally. As we grow and face increasing competition, the probability that one or more third parties will make intellectual property rights claims against us increases. In such cases, our technologies may be found to infringe on the intellectual property rights of others. Additionally, many of our subscription agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs if we have to defend such claims and may require that we pay damages and provide alternative services if there were an adverse ruling in any such claims. Intellectual property claims could harm our relationships with our customers, deter future customers from subscribing to our products or expose us to litigation, which could be expensive and divert considerable attention of our management team from the normal operation of our business. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend against intellectual property claims by the third party in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand, business and results of operations.
     For example, on March 16, 2011, we received notice that The Nielsen Company (US) LLC, or Nielsen, filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement of certain patent rights of Nielsen by us. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on a review of these claims against us, we believe that they are without merit. We continue investigate the claims against us by Nielsen, as well as any defenses and additional potential counterclaims, and we intend to vigorously defend ourselves. Any intellectual property rights claim such as this, against us (whether for our practices, products and technology or for those of companies recently acquired by us) or our customers, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products to our customers and may require that we procure or develop substitute products that do not infringe on other parties’ rights.
     With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations. Even if we prove successful in defending ourself against such claims, we may incur substantial expenses and the active defense of such claims may divert considerable attention of our management team from the normal operation of our business.
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
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our common stock could decline substantially. In addition to the other risk factors set forth in this “Risk Factors” section, factors that may cause fluctuations in our quarterly revenues or results of operations include:
•	our ability to increase sales to existing customers and attract new customers;

•	our failure to accurately estimate or control costs — including those incurred as a result of acquisitions, investments,other business development initiatives and litigation;

•	the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition as well as the effects of revenue derived from recently-acquired companies;

•	the uncertainties associated with the integration of acquired new lines of business, and operations in countries in which we may have little or no previous experience;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the impact on our contract renewal rates, for both our subscription and project-based products, caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•	the potential loss of significant customers;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and

•	general economic, political, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
     We believe that the quality, size and scope of our Internet, mobile and cross-media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope, including coverage of international markets, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected.

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
     In recent years, we acquired M:Metrics,the Certifica group of companies located in Latin America, ARSgroup, Nexius, Inc. and Nedstat B.V. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
     An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:
•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	issue additional equity securities that would dilute the common stock held by existing stockholders;

•	incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe third party intellectual property;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	use cash that we may need in the future to operate our business;

•	enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;

•	experience difficulties effectively utilizing acquired assets;

•	encounter difficulties integrating the information and financial reporting systems of acquired foreign businesses, particularly those that operated under accounting principles other than those generally accepted in the United States prior to the acquisition by us; and

•	incur debt on terms unfavorable to us or that we are unable to repay.
     The impact of any one or more of these factors could adversely affect our business or results of operations or cause the price of our common stock to decline substantially.
     Following an acquisition of another business, we may also be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of bundles products that include products that we acquired. For instance, if we acquire a software company and are not able to establish vendor specific objective evidence, or VSOE, for any undelivered elements in the arrangement, we may be required to defer substantial portions of revenue. If we are unable to establish VSOE for transactions related to acquired products and services in future periods, we may be required to delay the recognition of current and future revenue sources. This may result in fluctuations in our operating results and may adversely affect both revenues and operating margins in a given period or periods.
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
     In recent years, we acquired various businesses with substantial presence or clientele in multiple Latin American, European and Middle Eastern countries. Prior to these acquisitions, we otherwise have had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts which we are engaged will not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:
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
     Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the six months ended June 30, 2011 and each of the years ended December 31, 2010, and 2009, we derived approximately 29% of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large client companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
     We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the six months ended June 30, 2011 and the years ended December 31, 2010, and 2009, we derived approximately 11%, 11% and 12%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
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
     Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery during 2010, economic growth may stagnate during 2011 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe as well as political unrest in the Middle East. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
     We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to approximately 992 employees as of June 30, 2011 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions. We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. If we are not able to efficiently and effectively manage our cost structure, our business may be impaired.
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
     Although we have generated profits in prior periods, we incurred a net loss of $1.6 million for the year ended December 31, 2010. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2010. For the six months ended June 30, 2011, we incurred a net loss of $8.2 million. As of June 30, 2011, we had an accumulated deficit of $61.8 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
     As of June 30, 2011, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $35.5 million and $26.3 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2016 for state income tax reporting purposes.
     In addition, at June 30, 2011 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $32.6 million, which will begin to expire in 2011.
     We apply a valuation allowance to certain deferred tax assets when management does not believe that it is more-likely-than-not that they will be realized. In assessing the need for any valuation allowances, we consider the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is more likely than not that the deferred tax asset will be realized.
     As of June 30, 2011, we had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are in their start-up phases, including Spain, Australia and the Netherlands. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
     We cannot assure you that a public trading market for our common stock will continue to develop or be sustained. If a market is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2011
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended June 30, 2011, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

Maximum
Number (or
Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares
			Units)	(or Units) that
			Purchased as	May
			Part	Yet Be
			of Publicly	Purchased
	Total Number of	Average Price	Announced	Under the
	Shares (or Units)	Per	Plans of	Plans or
	Purchased(1)	Unit)	Programs	Programs
April 1 — April 30, 2011	30,811	$12.19	—	—
May 1 — May 31, 2011	22,468	$10.40	—	—
June 1 — June 30, 2011	18,931	$5.27	—	—

Total	72,210		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.
     For the three months ended June 30, 2011, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2011	18,002	$0.00
May 1 — May 31, 2011	14,073	$0.00
June 1 — June 30, 2011	14,940	$0.00

Total	47,015

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2011, these shares consisted of the following:

	Total Number of	Average Price
	Shares Purchased	Per Share
April 1 — April 30, 2011	12,809	$29.32
May 1 — May 31, 2011	8,395	$27.84
June 1 — June 30, 2011	3,991	$25.00

Total	25,195

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
/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 9, 2011

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1(2)	Summary of Amended and Restated 2011 Executive Compensation Bonus Policy (Exhibit 10.1)

10.2	Credit and Security Agreement by and between comScore, Inc. and Bank of America, N.A. dated June 30, 2011

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted

101(3)	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 2, 2011 (File No. 000-1158172). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(3)	In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.