Form 10-Q
period 2011-09-30
COMSCORE, INC.
filed 2011-11-03
CIK 1158172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33520

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2011, there were 33,030,092 shares of the registrant’s common stock outstanding.

COMSCORE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$33,402	$33,736
Accounts receivable, net of allowances of $787 and $725, respectively	50,405	54,269
Prepaid expenses and other current assets	8,811	8,391
Deferred tax assets	5,763	6,701

Total current assets	98,381	103,097
Long-term investments	—	2,819
Property and equipment, net	29,169	28,637
Other non-current assets	1,082	733
Long-term deferred tax assets	16,359	11,316
Intangible assets, net	45,284	50,260
Goodwill	103,897	86,217

Total assets	$294,172	$283,079

Liabilities and Equity

Current liabilities:
Accounts payable	$8,902	$5,588
Accrued expenses	21,131	15,297
Deferred revenues	63,640	70,611
Deferred rent	982	941
Deferred tax liabilities	—	132
Capital lease obligations	6,002	4,659

Total current liabilities	100,657	97,228
Deferred rent, long-term	7,835	8,019
Deferred revenue, long-term	736	843
Deferred tax liabilities, long-term	—	744
Capital lease obligations, long-term	7,053	7,959
Other long-term liabilities	2,054	2,454

Total liabilities	118,335	117,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2011 and December 31, 2010; 33,030,374 and 31,523,559 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	33	32
Additional paid-in capital	239,317	216,895
Accumulated other comprehensive income	2,249	2,166
Accumulated deficit	(65,762)	(53,261)

Total stockholders’ equity	175,837	165,832

Total liabilities and stockholders’ equity	$294,172	$283,079

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$58,759	$45,703	$169,805	$123,802

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	19,560	13,743	56,000	36,480
Selling and marketing (1)	20,330	16,319	58,216	41,929
Research and development (1)	9,219	7,254	25,951	18,389
General and administrative (1)	12,568	10,204	36,863	24,577
Amortization of intangible assets resulting from acquisitions	2,458	1,380	6,886	2,545

Total expenses from operations	64,135	48,900	183,916	123,920

Loss from operations	(5,376)	(3,197)	(14,111)	(118)
Interest and other (expense) income, net	(143)	(37)	(356)	116
Loss from foreign currency	(342)	(83)	(90)	(207)
Gain on sale of marketable securities	211	—	211	—

Loss before income taxes	(5,650)	(3,317)	(14,346)	(209)
Income tax benefit (provision)	1,712	1,182	1,845	(874)

Net loss	$(3,938)	$(2,135)	$(12,501)	$(1,083)

Net loss available to common stockholders per common share:
Basic	$(0.12)	$(0.07)	$(0.39)	$(0.04)
Diluted	$(0.12)	$(0.07)	$(0.39)	$(0.04)
Weighted-average number of shares used in per share calculation - common stock:
Basic	32,492,939	31,223,077	31,996,867	30,942,078
Diluted	32,492,939	31,223,077	31,996,867	30,942,078

Comprehensive (loss) income:
Net loss	$(3,938)	$(2,135)	$(12,501)	$(1,083)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(2,716)	3,119	522	2,705
Unrealized (loss) gain on marketable securities, net	—	(183)	(228)	(202)
Realized gain on the sale of marketable securities, net	(211)	—	(211)	—

Total comprehensive (loss) income	$(6,865)	$801	$(12,418)	$1,420

(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$514	$569	$1,582	$1,045
Selling and marketing	2,291	2,079	6,310	4,335
Research and development	536	699	1,594	1,278
General and administrative	2,069	2,407	6,955	5,257

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(12,501)	$(1,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,808	5,775
Amortization of intangible assets resulting from acquisitions	6,886	2,545
Provision for bad debts	116	31
Stock-based compensation	16,441	11,915
Amortization of deferred rent	(647)	(650)
Amortization of bond premium	—	188
Deferred tax (benefit) provision	(3,362)	19
Loss on asset disposal	8	13
Gain on sale of marketable securities	(211)	—
Changes in operating assets and liabilities:
Accounts receivable	4,218	3,154
Prepaid expenses and other current assets	(628)	(360)
Accounts payable, accrued expenses, and other liabilities	6,183	1,224
Deferred revenues	(8,072)	1,694
Deferred rent	520	407

Net cash provided by operating activities	18,759	24,872

Investing activities
Acquisitions, net of cash acquired	(4,687)	(68,880)
Sales and maturities of investments	2,591	29,964
Purchase of property and equipment	(5,899)	(3,354)

Net cash used in investing activities	(7,995)	(42,270)

Financing activities
Proceeds from the exercise of common stock options	343	897
Repurchase of common stock	(7,181)	(4,725)
Principal payments on capital lease obligations	(3,879)	(944)
Debt issuance costs	(69)	—

Net cash used in financing activities	(10,786)	(4,772)
Effect of exchange rate changes on cash	(312)	119

Net decrease in cash and cash equivalents	(334)	(22,051)
Cash and cash equivalents at beginning of period	33,736	58,284

Cash and cash equivalents at end of period	$33,402	$36,233

Supplemental cash flow disclosures
Interest paid	$536	$177
Net income tax paid	$1,551	$854

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

The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with Web site server metrics. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. In addition to our panelist based platforms, the Company also provides solutions to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The Company also provides web analytics and innovative video measurement solutions.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation is required. For investments in variable interest entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. The Company does not have any variable interest entities.

Unaudited Interim Financial Information

The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 with the SEC. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011 or thereafter. All references to September 30, 2011 and 2010 or to the three or nine months ended September 30, 2011 and 2010 in the notes to the consolidated interim financial statements are unaudited.

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

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. The Company adjusts these items to fair value when they are considered to be impaired. During the three and nine months ended September 30, 2011 and 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.

Investments, which consist principally of auction rate securities, are stated at fair value. These securities are accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company uses the specific identification method to compute realized gains and losses on its investments. The Company recorded a realized gain of $0.2 million on the sale of available-for-sale securities in the third quarter of 2011.

Interest income on investments was $0.0 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 10
Customer relationships	3 to 12
Panel	7
Intellectual property	10
Trade names	2 to 10

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and nine months ended September 30, 2011 or 2010.

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

The Company records capital leases as an asset and an obligation at an amount equal to the present value of the minimum lease payments as determined at the beginning of the lease term. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

The Company incurred foreign currency transaction losses of $0.3 million and $0.1 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively. These losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.

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

The impact of adopting this new revenue recognition guidance, including arrangements that were materially modified, in the first nine months of 2011 is that the Company recognized approximately $4.2 million in revenue and expenses of approximately $0.9 million that otherwise would have been recognized in future periods under the previous revenue recognition guidance. Based on the amounts involved, the timing of when this revenue would have been recognized under the previous revenue recognition rules, and the current backlog of arrangements, the Company believes the adoption of this accounting guidance will not have a material impact on the Company’s financial statements for the year ended December 31, 2011. ESP will be analyzed on an annual basis or more frequently if management deems it likely that changes in the estimated selling prices have occurred.

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

On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, the Company had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. During the quarter ended June 30, 2011 the Company established VSOE of fair value for post contract support (“PCS”) services for a group of certain Nexius customers. The establishment of VSOE of fair value followed an alignment of the Company’s pricing practices for these services. As a result of establishing VSOE, the Company, for the nine months ended September 30, 2011, recorded revenue and related costs of revenue of $2.4 million and $1.4 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred.

On August 11, 2011, the Company completed the acquisition of AdXpose, resulting in additional revenue sources, including fees for the use of the AdXpose platform. Fees for the use of the AdXpose platform are generally a fixed fee for each online advertising impression that is served using the AdXpose technology. Revenue is recognized when the impression is delivered and reported via the AdXpose service portal.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Net loss	$(3,938)	$(2,135)	$(12,501)	$(1,083)

Weighted-average shares outstanding-common stock, basic	32,492,939	31,223,077	31,996,867	30,942,078

Dilutive effect of:
Options to purchase common stock	—	—	—	—
Unvested shares of restricted stock units	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Weighted-average shares outstanding-common stock, diluted	32,492,939	31,223,077	31,996,867	30,942,078

Net loss per share-common stock:
Basic	$(0.12)	$(0.07)	$(0.39)	$(0.04)
Diluted	$(0.12)	$(0.07)	$(0.39)	$(0.04)

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options and restricted stock units	687,851	1,818,068	668,032	1,379,314
Common stock warrants	16,218	9,210	12,998	9,492

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350). The ASU provides entities with an option to first assess certain qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less that it’s carrying amount. If, after performing a qualitative assessment, an entity determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then performing the two-step impairment test outlined in the guidance is unnecessary. However, if the entity concludes otherwise, then it must perform the first step of the two-step impairment test. ASU 2011-08 is effective for comScore beginning on January 1, 2012, with early adoption permitted. The Company believes that the adoption of ASU 2011-08 will have no impact on its consolidated financial statements.

3. Business Combinations

During the second quarter of 2011, the Company finalized its purchase accounting for the acquisition of Nexius, Inc. An additional $0.7 million was recorded to goodwill related to the final calculation of opening working capital and tax adjustments of Nexius, Inc. During the second quarter of 2011 the Company recorded an additional $0.1 million in goodwill associated with an adjustment to the fair value of acquired deferred revenue related to the acquisition of Nedstat B.V. During the third quarter of 2011, the Company finalized its purchase accounting for the acquisition of Nedstat B.V., and no additional adjustments were recorded.

On August 11, 2011, the Company completed its acquisition of AdXpose, Inc. (“AdXpose”). AdXpose provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The aggregate amount of the consideration paid by the Company upon the closing of the transaction was $19.4 million. Of the $19.4 million, $4.4 million was paid in cash and an aggregate of 982,285 shares of the Company’s common stock with a fair value of $15.0 million on the acquisition date was issued to the AdXpose stockholders.

The acquisition of AdXpose resulted in goodwill of approximately $16.5 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. The amount recorded as goodwill is consistent with the Company’s intentions for the acquisition of AdXpose. The Company acquired AdXpose to enhance its capabilities in the marketplace for highly effective advertising campaign measurement.

Definite-lived intangible assets of $0.9 million consist of the value assigned to AdXpose’s developed technology, customer relationships, and trade name of $0.7 million, $0.1 million and $0.1 million, respectively. These intangible assets have been assigned useful lives of five, three and one and a half years, respectively.

The Company is in the process of evaluating the opening balance sheet for deferred tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about deferred tax assets acquired and deferred tax liabilities assumed. The Company has included the financial results of AdXpose in its consolidated financial statements beginning August 11, 2011.

The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$511
Accounts Receivables, net	474
Prepaid expenses and other current assets	72
Property and equipment, net	164
Deferred tax asset	1,664
Accounts Payable	(46)
Accrued expenses	(485)
Deferred tax liability	(324)

Net tangible assets acquired	2,030
Definite-lived intangible assets acquired	925
Goodwill	16,466

Total estimated purchase price	$19,421

Pro Forma Adjusted Summary

The results of AdXpose’s operations have been included in the Consolidated Financial Statements subsequent to the acquisition dates.

The unaudited financial information provided below summarizes the combined results of operations of the Company and AdXpose on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The unaudited pro forma adjusted summary combines the historical results for the Company for the periods presented with the historical results for AdXpose over the same periods. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s financial position or results of operations, which would actually have been obtained had such transaction been completed as of the date or for the periods presented, or of the financial position or results of operations that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues	$59,440	$46,684	$171,848	$126,746
Net loss	$(4,609)	$(2,902)	$(14,514)	$(2,843)
Basic loss per share	$(0.14)	$(0.09)	$(0.44)	$(0.09)
Diluted loss per share	$(0.14)	$(0.09)	$(0.44)	$(0.09)

4. Investments and Fair Value Measurements

As of December 31, 2010, the Company had $2.8 million in investments consisting of four separate auction rate securities with a par value of $4.3 million. As of December 31, 2010, these investments were classified as long-term investments on the balance sheet. On July 6, 2011, the Company sold these securities for $2.6 million.

Auction rate securities, which are classified as available-for-sale, are summarized below (in thousands):

	Amortized Cost	Gross Unrealized Gain	Aggregate Fair Value	Classification on Balance Sheet
				Short-Term Investments	Long-Term Investments
As of September 30, 2011:
Auction rate securities (Level 3)	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Amortized Cost	Gross Unrealized Gain	Aggregate Fair Value	Classification on Balance Sheet
				Short-Term Investments	Long-Term Investments
As of December 31, 2010:
Auction rate securities (Level 3)	$2,380	$439	$2,819	$—	$2,819

	$2,380	$439	$2,819	$—	$2,819

There were no gross unrealized losses related to available-for-sale securities as of September 30, 2011 and December 31, 2010. The Company recorded realized gains of $0.2 million upon the sale of the auction rate securities in the third quarter of 2011.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term Investments
Balance on December 31, 2010	$2,819
Proceeds from sale of auction rate securities	(2,591)
Unrealized gains previously included in other comprehensive income	(439)
Realized gains on the sale of auction rate securities	211

Balance on September 30, 2011	$—

5. Goodwill and Intangible Assets

The change in the carrying value of goodwill for the three months ended September 30, 2011 is as follows (in thousands):

Balance as of December 31, 2010	$86,217
Acquisition of AdXpose	16,466
Nexius, Inc. net working capital and tax adjustments	704
Nedstat acquired deferred revenue adjustments	103
Translation adjustments	407

Balance as of September 30, 2011	$103,897

Certain of the Company’s goodwill and intangible assets are recorded in euros, British Pounds and the local currencies of its South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s finite-lived acquired intangible assets are as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$11,347	$(2,882)	$8,465	$10,157	$(1,633)	$8,524
Customer relationships	38,961	(6,674)	32,287	38,471	(3,140)	35,331
Panel	1,620	(772)	848	1,615	(597)	1,018
Intellectual property	2,564	(854)	1,710	2,561	(662)	1,899
Trade names	4,187	(2,213)	1,974	4,069	(581)	3,488

	$58,679	$(13,395)	$45,284	$56,873	$(6,613)	$50,260

During the quarter ended June 30, 2011, the Company decided to cease using the ARS trade name effective December 31, 2011. Accordingly, the net book value of the ARS trade name of $1.2 million will be amortized over the nine months ending December 31, 2011.

Amortization expense related to intangible assets was approximately $2.5 million and $6.9 million for the three and nine months ended September 30, 2011, respectively, and $1.4 million and $2.5 million for the three and nine months ended September 30, 2010, respectively.

The weighted average remaining amortization period by major asset class as of September 30, 2011, is as follows:

(In years)
Acquired methodologies/technology	5.6
Customer relationships	7.7
Panel	3.7
Intellectual property	6.7
Trade names	1.9

The estimated future amortization of acquired intangible assets as of September 30, 2011 is as follows:

(In thousands)
2011	$2,421
2012	7,842
2013	7,166
2014	6,986
2015	5,981
Thereafter	14,888

$45,284

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

(In thousands)
2011	$1,657
2012	6,305
2013	5,013
2014	771
2015	43

Total minimum lease payments	13,789
Less amount representing interest	(734)

Present value of net minimum lease payments	13,055
Less current portion	(6,002)

Capital lease obligations, long-term	$7,053

During the nine months ended September 30, 2011, the Company acquired $3.9 million in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.

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

As of November 2, 2011, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.

The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. During the three months ended September 30, 2011, one letter of credit was reduced by approximately $0.2 million. As of September 30, 2011, $2.9 million in letters of credit were outstanding, leaving $7.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7. Commitments and Contingencies

Leases

In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and rent escalation. Future minimum payments under non-cancellable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2011	$1,683
2012	6,366
2013	5,555
2014	5,654
2015	5,739
Thereafter	16,572

Total minimum lease payments	$41,569

Total rent expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2011, respectively, and $1.4 million and $4.1 million for the three and nine months ended September 30, 2010, respectively.

Contingencies

On March 16, 2011, the Company received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement by the Company of certain patent rights of Nielsen. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on an initial review of these claims against the Company, the Company believes that Nielsen’s claims are without merit and intends to vigorously defend itself. The Company has asserted counterclaims of infringement of two of its own United States patents and continues to investigate Nielsen’s claims against the Company. Trial has been scheduled for July 2012. It is not possible for the Company to estimate a potential range of loss at this time.

On March 22, 2011, the Company filed a lawsuit against Nielsen and Netratings, LLC d/b/a Nielsen Online (“Netratings”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain patent rights of the Company by Nielsen and Netratings. The Company’s complaint seeks unspecified damages and injunctive relief. Trial is scheduled to begin in late November 2011.

On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, the Company believes that they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.

From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

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

During the three and nine months ended September 30, 2011, the Company recorded an income tax benefit of $1.7 million and $1.8 million, respectively, resulting in effective tax rates of 30.3% and 12.9%, respectively. During the three months ended September 30, 2010, the Company recorded an income tax benefit of $1.2 million and during the nine months ended September 30, 2010, the Company recorded an income tax provision of $0.9 million, resulting in effective tax rates of 35.6% and 418.2%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits, return to provision adjustments and changes in statutory tax rates which took effect during the year.

During the three and nine months ended September 30, 2011, the Company incurred legal expenses related to ongoing litigation as described in footnote 7. The Company is in the process of evaluating the ultimate deductibility of the legal expenses associated with this litigation. For the three and nine months ended September 30, 2011, the Company has treated these legal expenses as deductible in the income tax provision. The Company does not believe that the potential change in the tax treatment of these legal expenses will have a significant impact (if any) on the Company’s effective tax rate.

During the three and nine months ended September 30, 2010, certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. However, as described below, the Company has not yet recognized windfall tax benefits because these tax benefits have not resulted in a reduction of current taxes payable. Therefore, the impact of these shortfalls totaling less than $0.1 million and $0.4 million has been included in income tax expense for the three and nine months September 30, 2010, respectively. There was no comparative amount for the three and nine months ended September 30, 2011.

The exercise of certain stock options and the vesting of certain restricted stock awards during the three and nine months ended September 30, 2011 and 2010, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.

As of September 30, 2011 and December 31, 2010, the Company had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards), that are either loss companies or are in their start-up phases. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against its deferred tax assets.

As of September 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of approximately $2.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011 and December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.7 million and $0.8 million, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. Federal examinations by tax authorities for years before 2008 or state and local examinations by tax authorities for years before 2007 although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

9. Stockholders’ Equity

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of September 30, 2011 and December 31, 2010, the Plans provided for the issuance of a maximum of approximately 7.2 million shares and 5.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2011, the shares available for grant increased by 1,260,942 pursuant to the automatic share reserve increase provision under the Plan. Accordingly, as of September 30, 2011, 1,095,349 shares were available for future grant under the Plans.

The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. During the three and nine months ended September 30, 2011, no stock options were granted.

A summary of the Company’s equity Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,713,165	$11.68
Options granted	—	—
Options exercised	(195,200)	1.76		$3,454
Options forfeited	(82)	9.29
Options expired	(862)	7.85

Options outstanding at September 30, 2011	1,517,021	$12.96	3.33	$7,602

Options exercisable at September 30, 2011	473,976	$1.42	2.74	$7,602

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at September 30, 2011. As of September 30, 2011, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 0.41 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended September 30, 2011, 40,743 forfeited shares of restricted stock have been repurchased by the Company at no cost.

A summary of the status for nonvested stock awards as of September 30, 2011 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,591,522	405,071	1,996,593	$15.43
Granted	648,553	242,983	891,536	25.61
Vested	(723,282)	(91,910)	(815,192)	15.89
Forfeited	(100,072)	(76,074)	(176,146)	18.95

Nonvested at September 30, 2011	1,416,721	480,070	1,896,791	$19.68

The aggregate intrinsic value for all non-vested shares of restricted common stock outstanding as of September 30, 2011 was $23.9 million.

As of September 30, 2011, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $23.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.11 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Of the 217,986 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended September 30, 2011, the Company repurchased 62,897 shares at an aggregate purchase price of approximately $1.1 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.

Shares Reserved for Issuance

At September 30, 2011, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	1,095,349
Common stock reserved for outstanding options and restricted stock units	1,997,091
Common stock reserved for outstanding warrants	24,375

3,116,815

10. Geographic Information

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2011 and 2010 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
United States	$42,954	$36,797	$126,861	$102,072
Europe	9,727	4,218	25,169	9,744
Canada	2,607	2,038	7,221	5,828
Other	3,471	2,650	10,554	6,158

Total Revenues	$58,759	$45,703	$169,805	$123,802

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30, 2011	December 31, 2010
	(In thousands)
United States	$23,378	$22,627
Europe	4,997	5,221
Canada	354	411
Other	440	378

Total	$29,169	$28,637

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

Overview

We provide leading digital media measurement platforms that helps our customers make better-informed business decisions and implement more effective digital business strategies. Our products and solutions offer our customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. We currently provide service to over 1,900 clients worldwide and have over 1,000 employees located in 32 locations in 23 countries.

Our digital media measurement platforms are comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. This panel information is complemented by our Unified Digital Measurement solution which enables us to more accurately measure digital audiences. Our Unified Digital Measurement solution blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. In addition to our panelist based platforms, we also provide solutions to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. We also provide web analytics and innovative video measurement solutions.

We deliver our digital analytics through a wide array of solutions organized around the following four major core competencies; audience analytics, advertising analytics, web analytics and mobile and network analytics. Our audience analytics products deliver digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Internet users on multiple devices (i.e., computer, mobile and tablet) as well as insight into the effectiveness of online advertising. Our core product offerings are built around Media Metrix TM, but also include Video Metrix TM, Mobile Metrix TM, Plan Metrix TM and Ad Metrix TM. As the Internet evolves, we are continually creating new products and services, such as Social Essentials, which provides insight into the audience size, composition, behavior and brand engagement of consumers reached by brands on Facebook. We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription based reports. Customers can access current and historical data and analyze this data anytime online.

Our advertising analytics products combine the proprietary information gathered from the comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising analytics products include AdEffx TM, Media Planner 2.0 TM and Campaign Essentials TM, which provide an end to end solution for developing, executing and evaluating online advertising campaigns. In August 2011, we acquired AdXpose, which provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The AdXpose technology is integrated into our Campaign Essentials product and enables us to develop a new metric, vGRP (validated gross rating points) which provides intelligence regarding validated impressions (i.e., ads that are actually seen, shown in safe content and delivered to the right target audience). Our advertising analytics products are typically delivered on a monthly, quarterly or ad hoc basis through electronic reports and analyses.

Our web analytics products help organizations optimize customer experience and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our web analytics platform is designed to integrate data from multiple sources including web, mobile, video and social media interactions. Our web analytics services, which is provided primarily through Digital Analytix TM (“Dax”) a product that enables our customers to have access to all of their proprietary clickstream data, is further enhanced by data obtained as part of our audience measurement efforts, and viewable on a quick turnaround basis. Customers can access our web analytics data sets and reports anytime online.

Our mobile & network analytics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to the various mobile carriers worldwide. Our core product, XPLORE TM, provides mobile carriers with information on network optimization & capacity planning, customer experience, and market intelligence. Our mobile & network analytics platform is designed to integrate data from multiple sources including web and mobile interactions as well as CRM, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online.

Our company was founded in August 1999. In 2007, we completed our initial public offering. We have complemented our internal development initiatives with select acquisitions. In February 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our clients with actionable information to improve their creative and strategic messaging targeted against specific audiences. In July 2010, we acquired the outstanding stock of Nexius, Inc., a provider of products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. In August 2010, we acquired the outstanding stock of Nedstat B.V., a provider of web analytics and innovative video measurement solutions based out of Amsterdam, Netherlands. In August 2011, we acquired all of the outstanding equity of AdXpose, Inc., a provider of digital advertising analytics solutions based out of Seattle, Washington.

Since our initial public offering in 2007, our revenues and expenses have grown significantly. We attribute the growth in our revenue and expenses primarily to:

•

increased sales to existing customers, as a result of our efforts to deepen our relationships with these clients by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers and from acquired businesses;

•	the sales of new products to existing and new customers; and

•	growth in sales outside of the U.S., as a result of entering into new international markets.

As a result of the economic events over the last several years, such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and political uncertainty in the Middle East, the direction and relative strength of the U.S. and global economies have become somewhat uncertain. During 2010, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During the first nine months of 2011, the U.S. and other economies showed slow signs of recovery. Nonetheless, we continued to add net new customers and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed during the first nine months of 2011. If economic recovery slows or adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.

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

A significant characteristic of our business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 85% of total revenues in the nine months ended September 30, 2011 and the full year 2010. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2010, our international revenues were $32.7 million, an increase of $13.0 million, or 66%, compared to 2009. For the nine months ended September 30, 2011, our international revenues were $42.9 million, an increase of $21.2 million, or 98% over international revenues of $21.7 million for the nine months ended September 30, 2010. International revenues comprised approximately 15%, 19% and 25% of our total revenues for the fiscal years ended December 31, 2009, 2010 and the nine months ended September 30, 2011.

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

On July 1, 2010, we completed our acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, we had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately. During the quarter ended June 30, 2011 we established VSOE of fair value for post contract support (“PCS”) services for certain Nexius customers. The establishment of VSOE of fair value followed an alignment of our pricing practices for these services. As a result of establishing VSOE, for the nine months ended September 30, 2011, we recorded revenue and related costs of revenue of $2.4 million and $1.4 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred. On August 31, 2010, we completed our acquisition of Nedstat, resulting in additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). Our arrangements generally contain multiple elements, consisting of the various service offerings. On August 11, 2011, the Company completed the acquisition of AdXpose, resulting in additional revenue sources, including fees for the use of the AdXpose platform. Fees for the use of the AdXpose platform are generally a fixed fee for each impression that is generated using the AdXpose technology. Revenue is recognized when the impression is delivered and reported via the AdXpose service portal.

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

Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. Our critical accounting policies relates to: (a) revenue recognition; (b) fair value measurements; (c) business combinations; (d) goodwill and intangible assets; (e) long-lived assets; (f) allowance for doubtful accounts; (g) income taxes; and (h) stock-based compensation.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimate from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Seasonality

Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100%	100%	100%	100%
Cost of revenues	33.3	30.1	33.0	29.5
Selling and marketing	34.6	35.7	34.3	33.9
Research and development	15.7	15.9	15.3	14.9
General and administrative	21.4	22.3	21.7	19.9
Amortization of intangible assets resulting from acquisitions	4.2	3.0	4.1	2.1

Total expenses from operations	109.2	107.0	108.4	100.3

Loss from operations	(9.2)	(7.0)	(8.4)	(0.3)
Interest and other (expense) income, net	(0.2)	(0.1)	(0.2)	0.1
Loss from foreign currency	(0.6)	(0.2)	(0.1)	(0.2)
Gain on sale of marketable securities	0.4	—	0.1	—

Loss before income taxes	(9.6)	(7.3)	(8.6)	(0.4)
Income tax benefit (provision)	2.9	2.6	1.1	(0.6)

Net loss	(6.7)%	(4.7)%	(7.5)%	(1.0)%

Three and Nine Month period ended September 30, 2011 compared to the Three and Nine Month Period ended September 30, 2010

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands)
Total Revenues	$58,759	$45,703	$13,056	28.6%	$169,805	$123,802	$46,003	37.2%

Total revenues increased by approximately $13.1 million, or approximately 29%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. We attribute the revenue growth to a combination of increased sales to our existing customer base and continued growth of our customer base during the period. Revenue from existing customers increased $12.5 million from $40.1 million for the three months ended September 30, 2010 to $52.6 million for the three months ended September 30, 2011, while revenues from new customers increased $0.6 million from $5.6 million for the three months ended September 30, 2010 to $6.2 million for the three months ended September 30, 2011.

We experienced continued revenue growth in subscription revenues, which increased by approximately $11.9 million during the three months ended September 30, 2011, from $38.4 million in the prior year period. In addition, our project-based revenues increased by approximately $1.2 million during the three months ended September 30, 2011, from $7.3 million in the prior year period.

Revenues from U.S customers increased to $43.0 million for the three months ended September 30, 2011, or approximately 73% of total revenues, while revenues from customers outside of the U.S. increased to $15.8 million for the three months ended September 30, 2011, or approximately 27% of total revenues. A substantial portion of this increase in the proportion of our international revenues is attributable to our international acquisitions in the second half of 2010. However, this growth was further supplemented by our organic growth efforts in international markets. These combined activities resulted in increased international revenues of $6.9 million, comprised of increases of $5.5 million in Europe, $0.6 million in Canada, and $0.8 million in all other international locations during the three months ended September 30, 2011 as compared to the prior year period.

Total revenues increased by approximately $46.0 million, or approximately 37%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The revenue growth was due to a combination of increased sales to our existing customer base and continued growth of our customer base. Revenue from existing customers increased $36.2 million from $110.5 million for the nine months ended September 30, 2010 to $146.7 million for the nine months ended September 30, 2011, while revenues from new customers increased $9.8 million from $13.3 million for the nine months ended September 30, 2010 to $23.1 million for the nine months ended September 30, 2011.

We experienced continued revenue growth in subscription revenues, which increased by approximately $38.6 million during the nine months ended September 30, 2011, from $106.0 million in the prior year period. In addition, our project-based revenues increased by approximately $7.4 million during the nine months ended September 30, 2011, from $17.8 million in the prior year period.

Revenues from U.S customers increased to $126.9 million for the nine months ended September 30, 2011, or approximately 75% of total revenues, while revenues from customers outside of the U.S. increased to $42.9 million for the nine months ended September 30, 2011, or approximately 25% of total revenues. A substantial portion of this increase is attributable to our international acquisitions in the second half of 2010. However, this growth was further supplemented by organic growth efforts in international markets. These combined activities resulted in increased international revenues of $21.2 million, comprised of increases of $15.4 million in Europe, $1.4 million in Canada, and $4.4 million in all other international locations during the nine months ended September 30, 2011 as compared to the prior year period.

Operating Expenses

The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, rent and other facility related costs, depreciation expense, and amortization of acquired intangible assets.

Our total operating expenses increased by approximately $15.2 million, or approximately 31%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $4.7 million associated with our increased headcount, increased professional fees of $3.3 million primarily associated with litigation, increased use of third party providers for customer service and support related to our data collection efforts of $1.7 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $1.5 million and increases in amortization expense of $1.1 million related to the acquired intangible assets from our recent acquisitions. All of the above costs have been allocated to the various components of our operating expenses, as further described in the following sections.

Our total operating expenses increased by approximately $60.0 million, or approximately 48%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $20.8 million and increased stock-based compensation of $4.5 million associated with our increased headcount, increased professional fees of $9.2 million primarily associated with litigation, increased use of third party providers for customer service and support related to our data collection efforts of $5.6 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $5.4 million, increases in amortization expense of $4.3 million related to the acquired intangible assets from our recent acquisitions and increases in sales commissions of $1.8 million due to our increases in revenue. All of the above costs have been allocated to the various components of our operating expenses, as further described in the following sections.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands)
Total cost of revenues	$19,560	$13,743	$5,817	42.3%	$56,000	$36,480	$19,520	53.5%
As a percentage of revenues	33.3%	30.1%			33.0%	29.5%

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

Cost of revenues increased by approximately $5.8 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was attributable to increased use of third party providers for customer service and support related to our data collection efforts of $1.8 million due to increased revenue and expansion, increased expenditures for employee salaries, benefits and related costs of $1.7 million associated with our increased headcount, increased rent and other facility related costs and depreciation expense allocations of $0.9 million, and increased costs associated with panel recruitment, incentives and related costs of $0.6 million. Cost of revenues increased as a percentage of revenues during the three months ended September 30, 2011 as compared to the same period in 2010 reflecting our increased expenses for additional employees and infrastructure in anticipation of increased growth.

Cost of revenues increased by approximately $19.5 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was attributable to increased expenditures for employee salaries, benefits and related costs of $6.6 million associated with our increased headcount, increased use of third party providers for customer service and support related to our data collection efforts of $5.3 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $3.5 million, and increased data center and bandwidth costs of $1.3 million related to the increased number of Web sites using our Unified Digital Measurement solution.

Cost of revenues increased as a percentage of revenues during the nine months ended September 30, 2011 as compared to the same period in 2010 reflecting our increased expenses for additional employees and infrastructure in anticipation of increased growth.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands)
Total selling and marketing	$20,330	$16,319	$4,011	24.6%	$58,216	$41,929	$16,287	38.8%
As a percentage of revenues	34.6%	35.7%			34.3%	33.9%

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

Selling and marketing expenses increased by $4.0 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $2.0 million and increased stock-based compensation of $0.2 million associated with our increased headcount, additional sales commissions of $0.2 million and increased travel costs of $0.3 million in connection with our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $0.3 million.

Selling and marketing expenses increased by $16.3 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $8.9 million and increased stock-based compensation of $2.0 million associated with our increased headcount, additional sales commissions of $1.8 million, increased travel costs of $1.2 million in connection with our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $1.1 million.

Selling and marketing expenses remained relatively constant as a percentage of revenues during the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands)
Total research and development	$9,219	$7,254	$1,965	27.1%	$25,951	$18,389	$7,562	41.1%
As a percentage of revenues	15.7%	15.9%			15.3%	14.9%

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

Research and development expenses increased by $2.0 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $1.0 million associated with our increased headcount for research and development activities, higher costs of $0.3 million related to certain data licensing contracts that began in Q1 2011, increased hardware and software costs of $0.3 million and increased rent and other facility related costs and depreciation expense allocations of $0.2 million.

Research and development expenses increased by $7.6 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $4.3 million associated with our increased headcount for research and development activities, higher costs of $0.9 million related to certain data licensing contracts that began in Q1 2011, increased rent and other facility related costs and depreciation expense allocations of $0.6 million and increased stock-based compensation of $0.3 million.

Research and development expenses were generally unchanged as a percentage of revenues for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands)
Total general and administrative	$12,568	$10,204	$2,364	23.2%	$36,863	$24,577	$12,286	50.0%
As a percentage of revenues	21.4%	22.3%			21.7%	19.9%

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

General and administrative expenses increased by $2.4 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase is primarily attributable to additional professional fees of $3.2 million associated with recent litigation,. These costs were partially offset by a reduction in severance expense of $0.7 million due to significant termination costs incurred in the 3rd quarter of 2010 and a net reduction in stock compensation expense of $0.3 million.

General and administrative expenses increased by $12.3 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase is primarily attributable to additional professional fees of $9.0 million, which includes costs related to recent litigation, and for other accounting, legal and general consulting services due to our expanding business. In addition, there was increased stock-based compensation expense of $1.7 million, and increased additional headcount resulted in increased employee salaries, benefits and related costs of $1.1 million, and increased rent and other facility related costs and depreciation expense allocations of $1.1 million. These costs were partially offset by a reduction in severance expense of $0.8 million due to significant termination costs incurred in the nine months ended September 30, 2010.

General and administrative expenses remained relatively constant as a percentage of revenues during the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands)
Total amortization expense	$2,458	$1,380	$1,078	78.1%	$6,886	$2,545	$4,341	170.6%
As a percentage of revenues	4.2%	3.0%			4.1%	2.1%

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.

Amortization expense increased $1.1 million and $4.3 million during the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010 due principally to amortization of intangible assets that were acquired after the second quarter of 2010 in connection with our recent acquisitions. In addition, we recorded additional amortization expense associated with a change in the useful life of the ARS trade name in the 2nd quarter of 2011, which we will cease using as of December 31, 2011.

Interest and Other Income (expense), Net

Interest income consists of interest earned from investments, such as short and long-term fixed income securities and auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to activities under the secured revolving credit facility executed in the second quarter of 2011, as well as capital leases pursuant to several equipment loan and security agreements and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our minimum lease payment obligations are secured by a senior security interest in eligible equipment.

Interest expense, net for the three and nine months ended September 30, 2011 was $0.1 million and $0.4 million, respectively, as compared to interest expense, net of $0.1 million for the three months ended September 30, 2010 and interest income, net of $0.1 million for the nine months ended September 30, 2010. The increase in interest expense is due to the increased borrowing under capital leases that were made during 2010 and the nine months ended September 30, 2011 as well as interest expense associated with the secured revolving credit facility the Company executed in the second quarter of 2011. As of September 30, 2011, we had total minimum lease payment obligations associated with capital leases of $13.8 million compared to $7.8 million as of September 30, 2010.

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

We recorded a loss of $0.3 million and $0.1 million for the three and nine months ended September 30, 2011, respectively, as compared to losses of $0.1 million and $0.2 million during the three and nine months ended September 30, 2010, respectively. Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate primarily between the U.S. Dollar and the Canadian Dollar, euro and British Pound.

Provision for Income Taxes

During the three and nine months ended September 30, 2011, we recorded income tax benefits of $1.7 million and $1.8 million, respectively, as compared to an income tax benefit of $1.2 million during the three months ended September 30, 2010 and an income tax provision of $0.9 million during the nine months ended September 30, 2010. The tax provisions for the three and nine months ended September 30, 2011 were attributable to current tax expense of $0.2 million and $1.5 million, respectively, and deferred tax benefits of $1.9 million and $3.4 million, respectively. These amounts include $0.1 million and $0.2 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes, return to provision adjustments and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2011, respectively. The tax provisions for the three and nine months ended September 30, 2010 were attributable to a current tax benefit of $0.1 million and a current tax expense of $0.9 million, respectively, and a deferred tax benefit of $1.1 million and a deferred tax expense of $0.1 million, respectively. These amounts include $1.0 million and $0.4 million of current and deferred tax benefits for discrete items such as stock-based compensation, statutory rate changes, return to provision adjustments and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2010, respectively.

During the three and nine months ended September 30, 2010, certain restricted stock awards vested which generated a tax deduction at a market price that was less than the price of the restricted stock on the dates the shares were granted. This shortfall of tax deductions would reduce additional paid-in capital to the extent windfall tax benefits had been realized in prior years. However, as we have not yet realized our windfall tax benefits because the tax benefits have not resulted in a reduction to current taxes payable, the three months ended September 30, 2010 were impacted. The tax provision impact of the shortfall totaling

$0.1 million and $0.3 million has been included in income tax expense for the three and nine months ended September 30, 2010, respectively. There were no comparative amounts for the three and nine months ended September 30, 2011.

Effects of Acquisitions on our Business

During 2010, we expanded our business by completing three acquisitions. Specifically, we acquired ARS, Nexius, and Nedstat on February 19, 2010, July 1, 2010, and August 31, 2010, respectively. As a result of these acquisitions, our revenues and expenses increased significantly. On a comparative basis, the amount of our revenues and expenses in the second half of 2010 and the first half of 2011 were significantly higher than the applicable year ago period due to the fact that the results of operations from these acquisitions were not included in the comparative year ago periods.

In evaluating the results of operations for the three and nine months ended September 30, 2011, it is important to note that the period of time that each acquired entity is included in our results of operations is different. The following table illustrates the number of months that each of these acquired entities has been included in our results of operations discussed below:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
ARS	3	3	9	8
Nexius	3	3	9	6
Nedstat	3	1	9	1

During the third quarter of 2011, we acquired AdXpose. The acquisition of AdXpose did not have a material impact on our results of operations.

We have estimated the impact from acquired businesses for the year ended December 31, 2010 as follows:

Year Ended December 31, 2010 (in thousands)
Revenues	$28.0
Cost of revenues	9.9
Selling and marketing	11.6
Research and development	4.5
General and administrative	4.2

Total operating expenses	$30.2

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$18,759	$24,872
Net cash used in investing activities	(7,995)	(42,270)
Net cash used in financing activities	(10,786)	(4,772)
Effect of exchange rate changes on cash	(312)	119

Net decrease in cash and cash equivalents	$(334)	$(22,051)

Our principal uses of cash historically have consisted of payroll and other operating expenses and payments related to the investment in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base, and cash paid for acquisitions. As of September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $33.4 million, which represent cash generated from operating activities. We sold four auction rate securities for $2.6 million in July 2011.

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

On June 30, 2011, we and each of the Company’s material, wholly-owned subsidiaries entered into a Security Agreement in favor of Bank of America (the “Security Agreement”). Pursuant to the Security Agreement, the obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our assets.

Under the terms of the Revolving Credit Facility, we are restricted from paying dividends and incurring certain indebtedness, among other restrictive covenants. We continue to be in full compliance with all covenants contained in the Revolving Credit Facility.

As of November 2, 2011, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.

We maintain letters of credit in lieu of security deposits with respect to certain office leases. During the three months ended September 30, 2011, one letter of credit was reduced by approximately $0.2 million. As of September 30, 2011, $2.9 million in letters of credit were outstanding, leaving $7.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We generated approximately $18.8 million of net cash from operating activities during the nine months ended September 30, 2011. Our cash flows from operations were driven by our net loss of $12.5 million, offset by $29.0 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation, a non-cash deferred tax benefit, and a gain on the sale of marketable securities. In addition, we experienced a $4.2 million decrease in accounts receivable due to continued strong collection activities during the first nine months of 2011 in light of the increase in revenues. In addition, our operating cash flows were positively impacted by a $6.2 million net increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors and a $0.5 million increase in deferred rent due to tenant allowances related to our leases. Cash flows from operations were negatively impacted by a $8.1 million decrease in amounts collected from customers in advance of when we recognize revenue and a $0.6 million increase in prepaid expenses and other current assets.

We generated approximately $24.9 million of net cash from operating activities during nine months ended September 30, 2010. Our cash flows from operations was driven by our net loss of $1.1 million, as adjusted for $19.8 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and a non-cash deferred tax expense. In addition, we experienced a $3.2 million decrease in accounts receivable due to improved collections activities during the nine months ended September 30, 2010. We also experienced a $1.7 million increase in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. In addition, our operating cash flows were positively impacted due to a $1.2 million increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors. Cash flows from operations were also positively impacted by a $0.4 million increase in deferred rent due to tenant allowances related to our leases.

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

We used $8.0 million of net cash in investing activities during the nine months ended September 30, 2011. Approximately $5.9 million was associated with the purchase of property and equipment to maintain and expand our technology infrastructure, approximately $3.9 million, net of cash acquired, was used for the acquisition of AdXpose, approximately $0.4 million related to cash payments associated with the acquisition of Nexius, and approximately $0.4 million associated with the acquisition of certain intellectual property intangible assets. In addition, we sold certain marketable securities for $2.6 million.

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

Financing Activities

We used $10.8 million of cash during the nine months ended September 30, 2011 for financing activities. This included $7.2 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $3.9 million to make payments on our capital lease obligations offset by $0.3 million in proceeds from the exercise of our common stock options.

We used $4.8 million of cash during the nine months ended September 30, 2010 for financing activities. This included $4.8 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition, we used $0.9 million to make payments on our capital lease obligations offset by $0.9 million in proceeds from the exercise of our common stock options. We do not have any special purpose entities.

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

In November 2010, we increased our lease financing arrangement with Banc of America Leasing & Capital, LLC to $15.0 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the nine months ended September 30, 2011 we incurred $3.9 million of additional borrowings under this financing arrangement. As of September 30, 2011, we have total borrowings under this arrangement of approximately $10.3 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $5.1 million per year. Assets acquired under the equipment lease secure the obligations.

During the three months ended September 30, 2011, one letter of credit was reduced by approximately $0.2 million. As of September 30, 2011, $2.9 million in letters of credit were outstanding, leaving $7.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of September 30, 2011, our cash reserves were maintained in bank deposit accounts totaling $33.4 million.

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

Interest Rate Sensitivity

As of September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $33.4 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the nine months ended September 30, 2011, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.

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

Litigation with The Nielsen Company (US) LLC and Netratings, LLC d/b/a Nielsen Online

On March 16, 2011, we received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement by us of certain patent rights of Nielsen. Nielsen’s complaint seeks unspecified damages and injunctive relief. Based on a review of these claims against us, we believe that Nielsen’s claims are without merit and we intend to vigorously defend ourselves. We have asserted counterclaims of infringement of two of our United States patents and we continue to investigate Nielsen’s claims against us. Trial has been scheduled for July 2012.

On March 22, 2011, we filed a lawsuit against Nielsen and Netratings, LLC d/b/a Nielsen Online (“Netratings”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain patent rights of ours by Nielsen and Netratings. Our complaint seeks unspecified damages and injunctive relief. Trial is scheduled to begin in late November 2011.

Litigation with Mike Harris and Jeff Dunstan

On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that they are without merit, and we intend to vigorously protect and defend ourselves.

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

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 85% of our revenues during the nine months ended September 30, 2011 and the full year 2010. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

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

investments, other business development initiatives and litigation;

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

Our insurance policies may not cover any claim against us for loss of data, unauthorized use of data, improper access to data, inaccuracies in data or other indirect or consequential damages and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention. Adequate insurance coverage may not be available in the future on acceptable terms, or at all. Any such developments could adversely affect our business and results of operations.

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

We believe that the quality, size and scope of our Internet, mobile and cross-media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope, including coverage of international markets, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins would be reduced and our financial results would be adversely affected. Finally, we are currently subject to privacy and data security related claims by certain panel members in a pending class action lawsuit, and we may be so again in the future. The outcome of this litigation or the negative public reaction to the details of the litigation may make it difficult for us to attract and retain panel members.

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

In recent years, we acquired M:Metrics, the Certifica group of companies located in Latin America, ARSgroup, Nexius, , Nedstat and AdXpose. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.

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

Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, and in turn, regulatory scrutiny, and potential class action lawsuits. Existing and future privacy laws and increasing sensitivity of consumers to the collection or use of personal information and online usage information and the possibility of an unauthorized disclosure of this information may create negative public reaction related to our business practices. U.S. and European lawmakers and regulators recently have expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding Internet usage. Likewise, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union; the individual country laws that are passed as a result of this directive will likely introduce requirements that differ from country to country. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware, a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, may uninstall our software or pursue actions against us for damages. For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these effects could harm our business.

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

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the nine months ended September 30, 2011 and the years ended December 31, 2010, and 2009, we derived approximately 27%, 29% and 29%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large client companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the nine months ended September 30, 2011 and the years ended December 31, 2010, and 2009, we derived approximately 10%, 11% and 12%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

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

We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to approximately 1,014 employees as of September 30, 2011 from 176 employees as of December 31, 2003. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.

We believe that we will need to continue to effectively manage and expand our organization, operations and facilities in order to accommodate potential future growth or acquisitions and to successfully integrate acquired businesses. If we continue to grow, either organically or through acquired businesses, our current systems and facilities may not be adequate. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. For example, we may be required to enter into leases for additional facilities or commit to significant investments in the build out of current or new facilities to support our growth. If we are unable to effectively forecast our facilities needs or if we are unable to sublease or terminate leases for unused space, we may experience increased unexpected costs. If we are not able to efficiently and effectively manage our cost structure or are unable to find appropriate space to support our needs, our business may be impaired.

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

Although we have generated profits in prior periods, we incurred a net loss of $1.6 million for the year ended December 31, 2010. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2010. For the nine months ended September 30, 2011, we incurred a net loss of $12.5 million. As of September 30, 2011, we had an accumulated deficit of $65.8 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

As of September 30, 2011, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $40.3 million and $31.7 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2016 for state income tax reporting purposes.

In addition, at September 30, 2011 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $30.6 million, which will begin to expire in 2011.

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

As of September 30, 2011, we had a valuation allowance related to the deferred tax asset for the value of the auction rate securities and the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including Spain, Australia and the Netherlands. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies throughout 2011 to determine the appropriate level of valuation allowance required against our deferred tax assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2011

On August 11, 2011, the Company completed the acquisition of AdXpose. The aggregate merger consideration paid was $4.4 million in cash, 926,837 unregistered shares of the Company’s common stock (the “Unregistered Shares”), and an additional 55,448 shares of the Company’s common stock issued pursuant to comScore’s 2007 Equity Incentive Plan. The Unregistered Shares were issued in a private placement exempt from registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act because the issuance did not involve a public offering.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2011, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased(1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2011	10,811	$18.40	—	—
August 1 — August 31, 2011	41,175	$13.47	—	—
September 1 — September 30, 2011	51,654	$6.71	—	—

Total	103,640		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards. A detailed breakout of each category follows below.

For the three months ended September 30, 2011, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 — July 31, 2011	3,126	$0.00
August 1 — August 31, 2011	5,817	$0.00
September 1 — September 30, 2011	31,800	$0.00

Total	40,743

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2011, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 — July 31, 2011	7,685	$25.88
August 1 — August 31, 2011	35,358	$15.69
September 1 — September 30, 2011	19,854	$17.45

Total	62,897

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

comScore, Inc.

/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 3, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger by and among comScore, Inc., CS Ad Solutions, LLC, AdXpose, Inc., Draper Associates, L.P., Draper Fisher Jurvetson Fund IX, L.P., Draper Fisher Jurvetson Partners IX, LLC and Draper Fisher Jurveston Fund IX, L.P., as Stockholder Representative dated August 11, 2011 (Exhibit 2.1)*

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1(3)	Credit and Security Agreement by and between comScore, Inc., Bank of America, N.A. dated June 30, 2011 (Exhibit 10.2)

10.2(4)	Amended and Restated 2007 Equity Incentive Plan (Exhibit 10.1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a) and Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(5)	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements. ††

*	The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The schedule of exhibits omitted is included with such agreement. The registrant shall supplementally furnish a copy of any of the omitted schedules to the Securities and Exchange Commission upon request.
(1)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed August 12, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(3)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed July 27, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(5)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.