Form 10-K
period 2011-12-31
COMSCORE, INC.
filed 2012-02-22
CIK 1158172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33520

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $824.7 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ National Global Select Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 21, 2012, there were 33,915,782 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2012 annual meeting of stockholders, anticipated to be filed with the Securities and Exchange Commission no later than 120 days following the registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2011

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

Overview

We provide leading, on-demand digital analytics solutions that enable our customers to make informed, data-driven decisions and implement more effective digital business strategies. Our solutions provide our customers with deep insight into anonymous consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we offer mobile and network analytics products which provide comprehensive market intelligence to mobile carriers worldwide. During the year ended December 31, 2011, we provided our solutions to over 1,970 customers worldwide with our broad geographic base of employees located in 32 locations in 23 countries.

We deliver our solutions on-demand using our digital measurement platforms, which are comprised of proprietary databases, internally developed software, and a computational infrastructure that measures, analyzes and reports on digital activity. Our scalable, Software-as-a-Service, or SaaS, delivery model, eliminates the need for our customers to install and maintain hardware and software in order to use our solutions. Our solutions are hosted and maintained by us, which significantly reduces the cost and complexity for our customers relative to traditional software solutions and provides significant operating efficiencies. We can quickly deploy or update our solutions with minimal to no lead time, which significantly enhances our customers’ productivity. We offer our solutions as a subscription-based service for which our customers pay a recurring fee during the subscription term.

The foundation of our platform is data collected from our Internet user panel of approximately two million Internet users worldwide, which is comprised of persons with at least one computer being actively measured by us within the previous thirty-day period that have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data using our proprietary software, we project consumers’ online behavior for the total online population and a wide variety of user categories. This panel information is complemented by our census-based solution, which measures consumption of a website’s content, to form our Unified Digital Measurement solution, enabling us to enhance the accuracy of our data by blending and reconciling our panel data with data collected directly from customers’ servers. In addition to our panelist based platforms, we also provide perpetual software licensing solutions to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. Moreover, we provide website analytics and innovative video measurement solutions.

Our strategy is to deliver the widest array of digital analytic solutions to customers. For example, our digital analytics solutions are aimed at content publishers, advertisers, advertising agencies and mobile network service providers and they have significant overlap in the sense that the same solution can be applicable to multiple types of customers. Although, we operate our business within one operating segment, we leverage our platforms to provide solutions across four key areas:

•	Audience analytics: tools that measure the size, behavior and characteristics of online audiences across multiple platforms;

•	Advertising analytics: tools that provide end-to-end solutions for planning, optimization and evaluation of the effectiveness of online advertising;

•	Web analytics: tools that enable customers to optimize the user experience on the properties; and

•	Mobile and network analytics: tools that provide comprehensive mobile market intelligence and network solutions for mobile operators.

Our opportunity

We believe that digital media and platforms are enabling the evolution and innovation of business models in commerce, content, advertising and communications. We believe our opportunity lies in providing customers across multiple industries worldwide with the digital analytics solutions they need to navigate the changing business environment.

Continued growth of Digital Commerce, Content, Advertising and Communications

The United Nations estimates that there are now more than two billion people with access to the Internet. As that number continues to grow, the Internet has risen in importance as a platform for research, commerce, advertising and media distribution and consumption. In the last ten years, digital platforms have enabled the rapid growth of leading Internet businesses, of which the three largest online companies generated in excess of $100 billion in revenue in 2011 alone.

At the same time, the Internet continues to evolve, with social platforms such as Facebook, Twitter and LinkedIn pushing further evolution of business models among both offline and more established online players. Additionally, as smartphones and tablets become the dominant platform for accessing the Internet for a growing number of people, the user experience is undergoing additional change to cater to consumer demand.

The rapid development and introduction of mobile devices (especially smartphones), tablets, game consoles, e-readers, as well as digital communication technologies such as Voice over Internet Protocol, or VOIP, and Internet Protocol TV, or IPTV, are enabling users to access content and communicate in new ways. We believe these and other new digital media and communications devices and services offer a similar opportunity as the Internet for us to measure and analyze user behavior.

The Measurable World

The interactive, user-specific nature of digital media enables businesses to access a wealth of user information that was virtually unavailable through offline audience measurement and marketing intelligence techniques. Businesses can now measure detailed user activity, such as how users interact with Web page content, how users respond to online marketing, how people consume content, shop and buy online, and how audience and user behavior compare across various Web sites.

Detailed user data can be combined with demographic, attitudinal and transactional information to develop a deeper understanding of user behavior, attributes and preferences. Unlike offline media such as traditional television and radio, which generally only allow for the passive measurement of relative audience size, digital media enable businesses to actively understand the link between digital content, marketing and user behavior. Businesses can use accurate, relevant and objective digital marketing intelligence to develop and validate key strategies and improve performance.

Importance of Digital Media Measurement

Online business models are frequently characterized by low barriers to entry and low switching costs for consumers. In such an environment, access to real-time data and analytics becomes a vital competitive tool, as those businesses that are able to most efficiently acquire, convert and monetize user traffic attain a significant advantage. Additionally, many digital businesses face low incremental costs, and thus small improvements in monetization or operating efficiency can have a significant impact on profitability.

Challenges in Providing Digital Media Measurement

While the interactive and dynamic nature of digital markets creates the opportunity for businesses to gain deep insights into user behavior and competitive standing, there are a number of issues unique to the Internet that make it challenging for companies to provide digital marketing intelligence. Compared to offline media such as television or radio, the markets for digital media are significantly more fragmented, complex and dynamic. We believe that there are over 35,000 Web sites worldwide that each receives at least 500,000 monthly unique visitors, as compared to at most a few hundred channels typically available with standard digital cable or satellite television and broadcast or satellite radio. The complexities of online user activity and the breadth of digital content and advertising make providing digital marketing intelligence a technically challenging and highly data-intensive process.

Digital media continues to develop at a rapid pace and in numerous formats such as textual and graphical content, streaming and downloadable video and music, instant messaging, VoIP telephony, online and social gaming and email. Digital advertising also includes multiple formats such as display, search, rich media and video. Detailed user activity such as viewing, clicking or downloading various components of a Web site across digital media or interacting with various advertising formats creates a substantial amount of data that must be captured on a continuous basis. The data must also be cleansed for quality, relevancy and privacy protection and be organized to enable companies to obtain relevant and actionable digital marketing intelligence. This capture of audience data can prove extremely challenging when it involves millions of Internet users with varying demographic characteristics accessing tens of thousands of Web sites across diverse geographies.

Need for Accuracy and Reliability. Relevant digital marketing intelligence requires access to accurate and reliable global data that measures online user activity. Existing data collection methodologies, including those that rely on third party sources, surveys or panels, face significant challenges and limitations. Survey or panel methodologies must measure a sufficiently large and representative sample size of Internet users to accurately capture data that is statistically projectable to the broader Internet population. In addition, the international composition of Internet audiences requires a geographically dispersed sample to accurately capture global digital activity. Digital marketing intelligence that depends solely on third-party sources to obtain Internet audience usage data has the potential to be biased, may be constrained by the data that the third party is capable of capturing, and may be limited in its application. For example, a solution that relies on data supplied by an Internet service provider, or ISP, may show a bias toward the demographic composition or other characteristics of that ISP’s users. We believe that a meaningful digital media sourcing methodology must be based on data sourced from a large, representative global sample of online users that can be parsed, enhanced, mined and analyzed; must evolve rapidly and be flexible to adapt to changing technologies; and must be able to provide actionable digital marketing intelligence that can be used to improve business decision-making. Data collected entirely from third-party sources (such as ISPs) may be constrained by the data that the third-party is capable of capturing and may be limited in the breadth of its applicability.

Need for Third-Party Objectivity. We believe that the availability of objective third-party data that measures digital audience size, behavior, demographic and attitudinal characteristics represents a key factor in the continued growth of digital content, advertising and commerce. As the buying and selling of online advertising continues to grow, we believe that companies on both sides of the advertising transaction will increasingly seek third-party marketing intelligence to assess the value and effectiveness of digital media. In addition, as advertisers work with Web site publishers to target online advertising campaigns to reach a specific demographic or behavioral user profile, the need for objective audience and user information, unbiased by either party to the transaction, will become increasingly important.

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

The comScore Digital Media Measurement Platforms

We provide leading digital media measurement platforms that enable our customers to devise and implement more effective digital business strategies. Our platforms are comprised of proprietary databases and a computational infrastructure of internally developed software that measures, analyzes and reports digital activity from our global panel of approximately two million Internet users. This panel information is complemented by a Unified Digital Measurement solution, which blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. Through our platforms, we are able to offer our customers deep insights into consumer behavior on their own online properties and those of their competitors, including objective, detailed information on users’ demographic characteristics, attitudes, lifestyles and multi-channel buying activity.

Key attributes of our platforms include:

•

Panel of approximately two million Internet users. A core element of our ability to provide digital marketing intelligence is based on information continuously gathered from a broad cross-section of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. Through our proprietary technology, we measure detailed Internet audience activity across the spectrum of digital content, distribution channels and devices. Many comScore panelists also participate in online survey research that captures and integrates demographic, attitudinal, lifestyle and product preference information with Internet behavior. The global nature of our Internet panel enables us to provide digital marketing intelligence in forty-three individual countries. Our global capability is valuable to companies based in international markets as well as to multi-national companies that want to better understand their global Internet audiences and the effectiveness of their global digital business initiatives.

•

Census data collection and measurement. Our Unified Digital Measurement solution combines panel measurement of people and audience demographics with a comprehensive and accurate representation of the consumption of a Website’s media, which is accomplished by site owners including comScore “beacons” or reporting pixels on all of their Website content. Census measurement using web beacons reports every server call that the Website owner would register from all locations and devices, allows for full representation of all Website activity across devices, and fully reconciles our panel audience measurement with publisher’s internal server logs or web analytics metrics.

•

Scalable technology infrastructure. We deliver our solutions via a SaaS model and host all of our platforms and the majority of our customer data in a cloud-based environment which enables us to securely and seamlessly update our platforms at any time, allowing our customers to immediately benefit from these updates. Since our platforms are cloud-based, we are in a position to quickly deploy our solutions and add customers of any size with little to no lead time and at minimal additional cost. In addition, our hosted platforms allow our customers anytime access to the solutions needed to effectively manage their business. The design of our scalable technology infrastructure is based on distributed processing and data capture environments that allow for the collection and organization of vast amounts of data and enables us to cost-effectively operate and expand our platforms.

Benefits of our platform include:

•

Advanced digital marketing intelligence. Our marketing intelligence enables us to provide customers with an enhanced understanding of digital audience activity beyond their own Web sites. We use our proprietary technology to compile vast amounts of data on Internet user activity and to organize the data into discrete, measurable elements that can be used to provide actionable insights to our customers. Digital content providers, marketers, advertising agencies, merchants and service providers use the insights our platform provides to craft improved marketing campaigns and strategies, measure the effectiveness and return on investment of their digital initiatives and better assess and improve their digital content and the link between digital marketing and offline user activity.

•

Objective third-party resource for digital marketing intelligence. We provide unbiased data, marketing intelligence, reports and analyses, and businesses use our data to plan and evaluate the purchase and sale of online advertising and to measure the effectiveness of digital marketing. We are an independent company that is not affiliated with the digital businesses we measure and analyze, allowing us to serve as an objective third-party provider and eliminate potential conflicts with customers.

•

Vertical industry expertise. We believe that companies across different industries have distinct information and marketing intelligence needs related to understanding their digital audiences and buyers, evaluating marketing initiatives and understanding company or product-specific competitive positions. By working with companies in various industries over the course of multiple years and employing personnel dedicated to specific sectors, we have developed the ability to provide digital marketing intelligence specifically tailored to the needs of our customers in multiple sectors, including automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel.

•

Ease of use and functionality. The comScore digital marketing intelligence platform is designed to be easy for our customers to use. A majority of our solutions are delivered on a SaaS basis. Customers can also run customized reports and refine their analyses using an intuitive interface available on our Web site. Our solutions are available either through the Internet or by using standard software applications such as Microsoft Excel, Microsoft PowerPoint or SPSS analytical software. Our customers do not need to install additional hardware or complex software to access and use most of our products.

Our offerings

We leverage our platforms to deliver our digital media measurement through a wide array of digital analytical solutions across four key areas: audience analytics, advertising analytics, web analytics, and mobile and network analytics. We typically deliver these solutions via our SaaS-based platforms.

Audience Analytics

Our audience analytics products deliver digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Internet users on multiple devices such as PCs, mobile devices and tablets as well as insight into the effectiveness of online advertising. Our core product offerings are built around our Media Metrix ® product, but also include Video Metrix TM, Mobile Metrix TM, Plan Metrix TM and Ad Metrix TM. As the Internet evolves, we are continually creating new solutions, such as Social Essentials TM, which provides insight into the audience size, composition, behavior and brand engagement of consumers reached by brands on Facebook. We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription-based reports. Customers can access current and historical data and analyze this data anytime online.

Advertising Analytics

Our advertising analytics products combine the proprietary information gathered from our comScore panel with the vertical industry expertise of our analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising analytics products include AdEffx TM, Media Planner 2.0 TM and Campaign Essentials TM, which provide solutions for developing, executing and evaluating online advertising campaigns. In August 2011, we acquired AdXpose, which provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The combination of AdXpose with our Campaign Essentials product has enabled us to develop a new product we refer to as validated Campaign Essentials, or vCE, which provides intelligence regarding validated impressions (ads that are actually seen, shown in safe content and delivered to the right target audience). Our advertising analytics products are typically delivered on a monthly, quarterly or ad hoc basis.

Web Analytics

Our web analytics products help organizations optimize the customer experience on their Websites and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our web analytics platform is designed to integrate data from multiple sources including web, mobile, video and social media interactions. Our web analytics solutions are provided primarily through Digital Analytix TM, or DAx, our SaaS-based product that enables our customers to have access to all of their proprietary click stream data. Our web analytics platform is further enhanced by data obtained as part of our audience measurement efforts, and viewable on a quick turnaround basis. Customers can access our web analytics data sets and reports anytime online.

Mobile and Network Analytics

Our mobile and network analytics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to the various mobile carriers worldwide. Our core product, XPLORE TM, provides mobile carriers with information on network optimization and capacity planning, customer experience, and market intelligence. Our mobile and network analytics platform is designed to integrate data from multiple sources including web and mobile interactions as well as customer relationship management, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online via our SaaS-based delivery platform.

Within each of the foregoing key areas we also provide custom research that uses and leverages comScore’s panel, methodologies and expert analysts to deliver industry-leading marketing insights tailored for specific customer needs. Examples of the types of custom research we provide include:

•	benchmarking studies;

•	customer satisfaction studies;

•	e-commerce measurement, which provides a view of consumers’ online shopping and spending behaviors;

•	persuasion research, which provides an analysis on the effectiveness of site design and communication tactics; and

•	other analysis, which incorporate specific targeted or segmented audiences.

Our strategy

Our objective is to be a leading provider of global digital marketing intelligence solutions. We plan to pursue our objective through internal initiatives and, potentially, through acquisitions and other investments. The key elements we will be focusing on to achieve our objective are:

•

Deepen our relationships with current customers. We intend to continue to work closely with our customers to enable them to continuously enhance the value they obtain from our digital marketing intelligence platform, including many of the additional product offerings now available as a result of recent acquisitions. Many of our customers are Fortune 1000 companies that deploy multiple marketing initiatives, and we believe many of our customers would benefit from more extensive use of our product offerings to gain additional insights into their key digital initiatives. We will work to develop and expand our customer relationships by cross-selling from our entire suite of products and offerings to increase our customers’ use of our digital marketing intelligence platform.

•

Grow our customer base. As the digital media, commerce, marketing and communications sectors continue to grow, we believe the demand for digital marketing intelligence products will increase. To meet this increase in market demand, we intend to further invest in sales, marketing and account management initiatives in an effort to expand our customer base. We intend to offer both general and industry-specific digital marketing solutions that deliver value to a wide range of potential customers in current and new industry verticals.

•

Provide a complete suite of integrated products. We intend to continue to refine and expand our product offerings such that we can provide our customers with a one-stop shop for digital analytics. We will be working closely with our customers to more fully understand their specific requirements in order to provide them with product suites that fully address all of their issues. In particular, we intend to address the specific needs of targeted industries such as Advertising Agencies, Automotive, Consumer Packaged Goods, Financial Services, Media, Mobile, Pharmaceutical, Technology, Telecommunication, Educational and the Financial Markets.

In addition to the above key elements, we also intend to:

•

Expand our digital marketing intelligence platform. We expect to continue to increase our product offerings through our digital marketing intelligence platform. As digital markets become more complex, we believe that companies will require new information and insights to measure, understand and evaluate their digital business initiatives. We intend to develop new applications and offerings that leverage our digital marketing intelligence platform to be able to provide the most timely and relevant information to our customers.

•

Address emerging digital media. The extension of digital media and communications to include new formats such as content for mobile phones, VoIP, IPTV, and next generation gaming consoles creates new opportunities to measure and analyze emerging digital media. We intend to extend our digital marketing platform to capture, measure and analyze user activity in these emerging digital media and communications formats both through technology developed organically as well as through strategic acquisitions and partnerships.

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

•

Extend technology leadership. We believe that the scalability and functionality of our database and computational, SaaS-based, infrastructure provides us with a competitive advantage in the digital media intelligence market. Accordingly, we intend to continue to invest in research and development to extend our technology leadership. We intend to continue to enhance our technology platform to improve scalability, performance and cost effectiveness and to expand our product offerings.

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

•

Integrate and use our acquired resources. Our recent acquisitions have not only helped us to expand our product suite, but they have enabled us to combine existing comScore products, technologies, and other core assets with those from the acquired companies to create new and unique value that we can offer to the marketplace. In the case of our acquisition of Nedstat, we combined core comScore assets such as audience data and segmentation to provide new insights on site visitors; in the case of Nexius, we combined comScore’s site dictionary (a uniform resource locator, or URL) level taxonomy of Internet sites with internal data from wireless carriers to provide wireless operators with intelligence about how their customers are using the Internet; in the case of our acquisition of AdXpose, we combined their real-time advertising verification technology with our Campaign Essentials product to offer a unique end-to-end, holistic, single-tag solution for audience verification.

Customers

As of December 31, 2011, we had over 1,970 customers, including approximately 100 Fortune 500 companies. Our customers include Internet-based companies such as Microsoft, AOL and Yahoo!, as well as market leading companies in a variety of industries, including Internet service providers, investment banks, creative media agencies, consumer banks, wireless carriers, pharmaceutical makers, credit card issuers and consumer packaged goods companies.

One of our customers, Microsoft Corporation, accounted for approximately 10%, 11% and 12% of our revenues in the years ended December 31, 2011, 2010 and 2009, respectively. No other customer accounted for more than 10% of our revenues during each of those periods.

Selling and Marketing

We sell the majority of our products through a direct sales force. Sales to new customers are managed by sales representatives assigned specifically to focus on new business development, as well as creating overall awareness of our products and offerings. A separate group of account managers within our sales organization is assigned to manage, renew and increase sales to existing customers. This portion of the sales organization is organized vertically by industry with account executives dedicated to selling into the consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel sectors and other industries. Account executives are tasked with both identifying and generating new business in specific verticals as well as servicing existing customers. Our sales and account representatives receive a base salary and are eligible for bonuses or commissions based on performance.

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

Panel and Methodology

The foundation of our digital marketing intelligence platform is data collected from our Internet user panel, which includes approximately two million persons worldwide, whose online behavior we have explicit permission to measure on a continuous, passive basis. We believe that our panel is one of the largest global panels of its kind, delivering a multi-faceted view of digital media usage and transactional activity as well as selected offline activity. By applying advanced statistical methodologies to our panel data, we project the behavior of the total online population.

We recruit our panel through a variety of online recruitment programs that have been tested and refined since our inception to ensure a diverse sample that sufficiently represents the broader global Internet population. In addition, in the United States we enlist a sub-sample of panelists through various offline recruiting methods.

Participants in the comScore research panel receive a package of benefits that is designed to appeal to a broad variety of user categories. Examples of such benefits in 2011 and prior periods included free security applications such as encrypted file protection; free general purpose applications such as screensavers and games; sweepstakes; cash payments; points that may be redeemed for prizes; and planting a tree in the name of all new panelists through our “Trees for Knowledge” program. Participants’ data and privacy are protected by defined privacy policies that safeguard personally-identifiable information. This combination of recruiting methods allows us to maintain a panel large enough to provide statistically representative samples in most demographic segments.

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

In addition, our Unified Digital Measurement solution combines panel measurement of people and audience demographics with a full and accurate representation of the consumption of a site’s media, which is accomplished by site owners embedding comScore “beacons” or reporting pixels on all of their website content. Census measurement using web beacons reports every server call that the site owner would register from all locations and devices, allows for full representation of these audiences and devices, and fully reconciles audience measurement with our customers or customers internal server logs or web analytics metrics.

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

Technology and Infrastructure

We have developed a proprietary system for the measurement of the activity of our global online panel. This system is continuously refined and developed to address the changing digital media landscape and to meet new customer business needs. The system is comprised of hundreds of servers that operate using internally-developed software built on Microsoft and other technologies. Our technology infrastructure is operated in multiple, third-party Tier-1 co-location facilities (located in the United States and Europe). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2011, our technology team (excluding employees devoted to research and development) was comprised of approximately 240 full-time employees (or full-time equivalents) working in different geographic locations, who design, develop, maintain and operate our entire technology infrastructure. In addition, we have established a relationship with a third party firm for software development outside the United States as a means to augment our technology efforts for discrete projects.

Our development efforts have spanned all aspects of our business. We have developed a data capture system that operates across our panelists’ computers in almost 200 countries and is used for the real-time capture of consumer Internet behavior. We have built a large scale, efficient and proprietary system for processing massive amounts of data. Typically our systems handle and process data in excess of nearly one trillion input records per month. Despite the scale of processing required, these data are generally available on a daily basis for our business use. We have also developed a highly efficient and scalable system for the extraction and tabulation of all online activities of our panelists. Likewise, we have created an award-winning, highly scalable data warehousing environment that allows ready access and analysis of the data we collect. We believe our scalable and highly cost-effective systems and processing methods provide us with a significant competitive advantage.

Our customers access our digital marketing intelligence product offerings through a variety of methods including MyMetrix, our proprietary, Web-based analysis and reporting system, which is used by thousands of active, unique users to produce more than several million reports each year.

Research and Development

Our research and development efforts focus on the enhancement of our existing products and the development of new products to meet our customers’ digital marketing intelligence needs across a broad range of industries and applications. Because of the rapidly growing and evolving use of the Internet and other digital media for commerce, content, advertising and communications, these efforts are critical to satisfying our customers’ demand for relevant digital marketing intelligence. As of December 31, 2011, we had approximately 240 full-time employees (or full-time equivalents) working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” above). In addition, we involve management and operations personnel in our research and development efforts. In 2011, 2010 and 2009, we spent $34.1 million, $26.4 million and $17.8 million, respectively, on research and development.

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

During 2011, our patent portfolio grew significantly due to a variety of factors. We acquired issued U.S. patents and a related family of pending U.S. patent applications generally directed towards, among other things, fraud detection technology for online traffic, a portfolio of U.S. and foreign patent applications directed towards, among other things, online ad verification technology and the measurement of online user behavior, and we acquired four families of U.S. and international patents and patent applications generally directed towards techniques for logging and processing user activity and events on panelist machines, techniques for analyzing and measuring multiple sources of data over a communications network, techniques for associating computer activity with users, techniques for measuring online user activity, and techniques for measuring the visibility of online content received by a computer.

These acquired patents and applications build on our existing intellectual property portfolio, which include U.S. patents and patent applications generally directed towards, among other things: techniques for collecting consumer data and data relating to a user’s usage of a computing device; techniques for monitoring the performance of a network server; techniques for placing user identification in header of data packets usable in user demographic reporting; techniques for querying wireless network offerings; and techniques for acquiring and correlating wireless user profiles with events occurring on user wireless devices.

As a result of this growth, our intellectual property portfolio currently includes approximately 30 U.S. patents and 20 international patents. In addition, we also currently have approximately 50 U.S. and international patent applications pending. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may be declared invalid or may not be sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, held unenforceable or circumvented, and the rights under such patents may not provide us with the expected benefits. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies. Although we are not currently involved in any legal proceedings related to intellectual property, we could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome in any such litigation could have a material adverse effect on our business and results of operations.

Under current U.S. law, the statutory term for a patent is 20 years from its earliest effective filing date. Various circumstances, such as the provisions under U.S. patent law for patent term adjustment and patent term extension, may extend the duration of patents. Similarly, various circumstances may shorten the duration of patents, such as a change in U.S. law or a need or decision on our part to terminally disclaim a portion of the statutory term of any of these patents.

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

•	the ability to provide reliable and objective third party evidence that is widely accepted in the marketplace;

•	the ability to adapt product offerings to emerging digital media technologies and standards;

•	the breadth and depth of products and their flexibility and ease of use;

•	the availability of data across various industry verticals and geographic areas and expertise across these verticals and in these geographic areas;

•	the ability to offer survey-based information combined with digital media usage, eCommerce data and other online information collected from panelists;

•	the ability to offer high-quality analytical services based on Internet and other digital media audience measurement information;

•	the ability to offer products that meet the changing needs of customers and provide high-quality service; and

•	the prices that are charged for products based on the perceived value delivered.

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

Executive Officers of the Registrant

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position
Magid M. Abraham, Ph.D.	53	President, Chief Executive Officer and Director
Gian M. Fulgoni	64	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	59	Chief Financial Officer
Gregory T. Dale	42	Chief Operating Officer
Christiana L. Lin	42	EVP, General Counsel and Chief Privacy Officer

Magid M. Abraham, Ph.D. one of our co-founders, has served as our President, Chief Executive Officer and as a Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995.Dr. Abraham received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France.

Gian M. Fulgoni, one of our co-founders, has served as our Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc., a NASDAQ-listed online retailer, since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of the Advertising Research Foundation, an industry research organization, since 2008. Mr. Fulgoni has served on the board of directors of InXpo, Inc., a provider of technology for virtual events, since 2005, the board of Dynamic Signal, Inc., an Internet marketing services company since 2010 and Prophet, Inc., a brand and marketing consulting company, since May 2010. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.

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

Employees

As of December 31, 2011, we had 1,012 employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Geographic Areas

Our primary geographic markets are the United States, Canada, Europe, Latin America and Asia. For information with respect to our geographic markets, see Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 85% of our revenues during the years ended December 31, 2011 and 2010. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

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

Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may make our data collection and analysis systems more susceptible to defects or errors. The companies that we recently acquired also rely on data collection and analysis software and systems to service enterprise customers. Any defect in our panelist data collection software, our census collection systems, our enterprise focused software and systems, network systems, statistical projections or other methodologies could lead to consequences that impact operating results, including:

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

In recent years, we acquired M:Metrics, the Certifica group of companies located in Latin America, ARSgroup, Nexius, Nedstat and AdXpose. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other company, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions which are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.

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

Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, regulatory scrutiny, and potential class action lawsuits. Media coverage and public discourse initiated by lawmakers and regulators, have increased the sensitivity of consumers to the collection or use of personal information and online usage information, especially through the use of third party cookies, and the possibility of an unauthorized use or disclosure of this information may create negative public reaction related to our business practices. A shift in public acceptance of measurement technologies such as third party cookies may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware, a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, may uninstall our software or pursue actions against us for damages. For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.

Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.

Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, restricting the use of cookies without opt-in consent by the user. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information as part of a larger initiative to regulate online behavioral advertising. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union, which will likely lead to the introduction of additional regulations that may vary from country to country. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.

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

Unauthorized disclosure of personally identifiable information regarding Web site visitors, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personally identifiable information, or customer confidential information, or if a third party were to gain unauthorized access to the personally identifiable or customer confidential information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by panel members or pursuant to the agreements with our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain panelists and have an adverse impact on our business.

The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. While we have filed a number of patent applications and own approximately 50 issued patents worldwide, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.

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

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations. Even if we prove successful in defending ourselves against such claims, we may incur substantial expenses and the active defense of such claims may divert considerable attention of our management team from the normal operation of our business.

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

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2011, 2010 and 2009, we derived approximately 26%, 29% and 29%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the years ended December 31, 2011, 2010 and 2009, we derived approximately 10%, 11% and 12%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.

A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time and do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. This risk has been compounded by the recent economic turmoil in Europe. For example, at the beginning and end of 2011, the U.S. Dollar to euro exchange rate was approximately 1.0 to 0.76. However, during 2011, the U.S. Dollar to euro exchange rate dropped to as low as 1.0 to 0.68. There can be no guarantee that exchange rates will remain constant over the long-term.

Conditions and changes in the national and global economic environment may adversely affect our business and financial results.

Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery during 2011, economic growth may stagnate during 2012 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe as well as continuing political unrest in the Middle East. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.

Changes and instability in the national and global political environments may adversely affect our business and financial results.

Recent turmoil in the political environment in many parts of the world, including terrorist activities, military actions, political unrest and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience material impacts on our business, operating results, and financial condition.

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

We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,012 employees as of December 31, 2011 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.

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

Although we have generated profits in prior periods, we incurred a net loss of $15.8 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. As of December 31, 2011, we had an accumulated deficit of $69.1 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

We host our products and serve all of our customers from data center facilities located throughout the United States and Europe. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreements for our various data center facilities expire at various dates through August 2014. We believe that we have good relationships with our data center facility vendors and believe that we will be able to renew, or find alternative data center facilities, at commercially reasonable terms. Although we are not substantially dependent on our data center facilities because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect the results of our operations.

If we fail to respond to evolving industry standards, our products may become obsolete or less competitive.

The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet

Advertising Bureau, or IAB, and the Media Rating Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. In April of 2011, comScore Direct became accredited by the Media Rating Council. Any standards adopted by U.S or internationally based industry associations may lead to costly changes to our procedures and methodologies. As a result, the cost of developing our digital marketing intelligence products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.

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

Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges.

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

As of December 31, 2011, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $50.8 million and $36.9 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2013 for state income tax reporting purposes.

In addition, at December 31, 2011 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $30.6 million, which will begin to expire in 2013.

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

As of December 31, 2011, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, Netherlands and China. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.

Restrictive Covenants in the Agreements Governing Our Current and Future Indebtedness Could Restrict Our Operating Flexibility.

The agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, and encumber and dispose of assets. Credit market turmoil, adverse events affecting our business or industry, the tightening of lending standards or other factors could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness on terms acceptable to us or at all.

Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, it may be unable to fund borrowings under its credit commitments to us. For example, we currently have a $50.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of December 31, 2011 no amounts were outstanding on our revolving line of credit. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we would not otherwise incur if we were a private company. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, requires certain corporate governance practices for public companies. Our management and other personnel devote a substantial amount of time to public reporting requirements and corporate governance. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also have incurred additional costs associated with our public company reporting requirements. If these costs do not continue to be offset by increased revenues and improved financial performance, our operating results would be adversely affected. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage if these costs continue to rise. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 68,000 square feet of office space under a lease that initially expires in 2022, although we have an option to extend until up to 2032, subject to certain conditions. We also lease space in various locations throughout the United States North America, Latin America, Europe, and Japan for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the following matters, we may, from time to time, become a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. We are otherwise not presently a party to any pending legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse impact on our consolidated results of operations, cash flows or financial position. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.

Litigation with The Nielsen Company (US) LLC and Netratings, LLC d/b/a Nielsen Online

On March 16, 2011, we received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against us in the United States District Court for the Eastern District of Virginia (the “Court”) alleging infringement by the Company of certain patent rights of Nielsen. Nielsen’s complaint sought unspecified damages and injunctive relief. On March 22, 2011, we filed a lawsuit against Nielsen and NetRatings, LLC d/b/a Nielsen Online (“NetRatings”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain patent rights of ours by Nielsen and NetRatings. Our complaint sought unspecified damages and injunctive relief (such claims and proceedings brought by Nielsen and the Company, the “Litigation”).

On December 20, 2011, we entered into a Patent Purchase, License and Settlement Agreement (the “Patent Purchase Agreement”) with Nielsen and NetRatings in order to resolve the Litigation. In connection with the Patent Purchase Agreement, we and Nielsen entered into a Purchase Agreement (the “Stock Purchase Agreement”) and a Voting Agreement (the “Voting Agreement”, and together with the Patent Purchase Agreement and the Stock Purchase Agreement, the “Settlement Documents”). Pursuant to the Settlement Documents, and subject to retained rights by Nielsen, we acquired ownership of the four Nielsen families of patents asserted in litigation, a portfolio with many U.S. and international patents. We also granted Nielsen worldwide licenses for the families of the four patents we asserted in litigation. Both parties agreed not to bring any patent action against the other for the next three years. In addition, we issued Nielsen 974,358 shares of our common stock, subject to certain restrictions. See Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Privacy Class Action Litigation

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

ITEM 4.	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “SCOR” since our initial public offering in June 2007. The following table sets forth the high and low sales prices of our common stock for each period indicated and are as reported by the NASDAQ Global Market.

	2011		2010
Fiscal Period	High	Low	High	Low
First Quarter	$29.62	$21.13	$18.16	$12.64
Second Quarter	$31.28	$23.30	$18.86	$14.80
Third Quarter	$28.22	$12.50	$23.73	$15.84
Fourth Quarter	$22.86	$15.35	$24.47	$20.40

HOLDERS

As of February 21, 2012 there were 135 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of February 21, 2012.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on our common stock between June 27, 2007 (the date our common stock first commenced trading on the NASDAQ Global Market) and December 31, 2011 to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on June 27, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.

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

DIVIDEND POLICY

Since our inception, we have not declared or paid any cash dividends. We currently expect to retain cash generated from operations for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2011

On December 20, 2011, we issued 974,358 shares of our Common Stock to Nielsen pursuant to the terms of, and as partial consideration for, the agreements referenced in Part 1, Item 3 of this Annual Report on Form 10-K.

These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act because the issuances were pursuant to a negotiated settlement with Nielsen in a transaction not involving a public offering.

Use of Proceeds from Sale of Registered Equity Securities

Not applicable.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the three months ended December 31, 2011, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased(1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2011	7,421	$6.06	—	—
November 1 — November 30, 2011	19,808	$7.60	—	—
December 1 — December 31, 2011	18,866	$0.82	—	—

Total	46,095		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended December 31, 2011, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share

October 1 — October 31, 2011	5,310	$0.00
November 1 — November 30, 2011	12,389	$0.00
December 1 — December 31, 2011	18,132	$0.00

Total	35,831

(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2011, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share

October 1 — October 31, 2011	2,111	$21.30
November 1 — November 30, 2011	7,419	$20.29
December 1 — December 31, 2011	734	$21.20

Total	10,264

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.

The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2011, 2010 and 2009 as well as the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2008 and 2007 as well as the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$232,392	$174,999	$127,740	$117,371	$87,153
Cost of revenues (1)	75,103	51,953	38,730	34,562	23,858
Selling and marketing (1)	78,289	59,641	41,954	39,400	28,659
Research and development (1)	34,050	26,377	17,827	14,832	11,413
General and administrative (1)	48,514	33,953	18,232	16,785	11,599
Amortization	9,301	4,534	1,457	804	966
Settlement of litigation	5,175	—	—	—	—

Total expenses from operations	250,432	176,458	118,200	106,383	76,495

(Loss) income from operations	(18,040)	(1,459)	9,540	10,988	10,658
Interest and other (expense) income, net	(525)	53	410	1,863	2,627
Loss from foreign currency	(410)	(347)	(132)	(321)	(296)
Gain on sale (impairment) of marketable securities	211	—	89	(2,239)	—
Revaluation of preferred stock warrant liabilities	—	—	—	—	(1,195)

(Loss) income before income taxes	(18,764)	(1,753)	9,907	10,291	11,794

Benefit (provision) for income taxes	2,974	177	(5,938)	14,895	7,522

Net (loss) income	(15,790)	(1,576)	3,969	25,186	19,316
Accretion of redeemable preferred stock	—	—	—	—	(1,829)
Net (loss) income attributable to common stockholders	$(15,790)	$(1,576)	$3,969	$25,186	$17,487

Net (loss) income attributable to common stockholders per common share:
Basic	$(0.49)	$(0.05)	$0.13	$0.88	$0.99
Diluted	$(0.49)	$(0.05)	$0.13	$0.83	$0.88
Weighted-average number of shares used in per share calculations:
Basic	32,289,877	31,070,018	30,014,085	28,691,216	16,139,365
Diluted	32,289,877	31,070,018	30,970,642	30,232,714	18,377,563
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$1,976	$1,494	$1,186	$861	$279
Selling and marketing	8,512	6,217	4,617	2,611	1,009
Research and development	1,988	1,868	1,111	706	245
General and administrative	8,784	8,195	2,942	2,296	941

	December 31,
	2011	2010	2009	2008	2007
			(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,071	$33,736	$88,117	$71,461	$96,817
Total current assets	119,373	103,097	136,419	116,583	123,444
Total assets	320,057	283,079	217,539	199,563	147,672
Total current liabilities	112,390	97,228	59,409	55,992	42,077
Equipment loan and capital lease obligations, long-term	6,676	7,959	674	—	977
Preferred stock warrant liabilities and common stock subject to put	—	—	—	—	1,815
Stockholders’ equity (deficit)	190,567	165,832	147,939	134,880	102,622

	Year Ended December 31,
	2011	2010	2009	2008	2007
			(In thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$26,750	$25,410	$25,031	$32,989	$21,211
Depreciation and amortization	22,653	12,956	8,001	5,775	4,730
Capital expenditures	7,235	5,119	6,472	14,252	3,635

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

Overview

We provide leading, on-demand digital analytics solutions that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. Our solutions provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we provide mobile and network analytics products which provides comprehensive market intelligence to the various mobile carriers worldwide. During the year ended December 31, 2011, we provided service to over 1,970 customers worldwide with our broad geographic base of employees located in 32 locations in 23 countries.

We deliver our solutions on-demand using our digital measurement platforms, which are comprised of proprietary databases, internally developed software, and a computational infrastructure that measures, analyzes and reports on digital activity. Our scalable, Software-as-a-Service, or SaaS, delivery model, eliminates the need for our customers to install and maintain hardware and software in order to use our solutions. Our solutions are hosted and maintained by us, which significantly reduces the cost and complexity for our customers relative to traditional software solutions and provides significant operating efficiencies. We can quickly deploy or update our solutions with minimal to no lead time, which significantly enhances our customers’ productivity. We offer our solutions as a subscription-based service for which our customers pay a recurring fee during the subscription term.

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

We deliver our digital analytics through a wide array of solutions organized around the following four major core competencies; audience analytics, advertising analytics, web analytics and mobile and network analytics. Our audience analytics products deliver digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Internet users on multiple devices, such as PCs, mobile devices and tablets as well as insight into the effectiveness of online advertising. Our core product offerings are built around our Media Metrix TM product, but also include Video Metrix TM, Mobile Metrix TM, Plan Metrix TM and Ad Metrix TM. As the Internet evolves, we are continually creating new solutions, such as Social Essentials, which provides insight into the audience size, composition, behavior and brand engagement of consumers reached by brands on Facebook. We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription based reports. Customers can access current and historical data and analyze this data anytime online.

Our advertising analytics products combine the proprietary information gathered from our comScore panel with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising analytics products include AdEffx TM, Media Planner 2.0 TM and Campaign Essentials TM, which provide a solution for developing, executing and evaluating online advertising campaigns. In August 2011, we acquired AdXpose, which provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The combination of AdXpose with our Campaign Essentials product has enabled us to develop a new product we refer to as validated Campaign Essentials, or vCE, which provides intelligence regarding validated impressions, ads that are actually seen, shown in safe content and delivered to the right target audience. Our advertising analytics products are typically delivered on a monthly, quarterly or ad hoc basis.

Our web analytics products help organizations optimize the customer experience on their websites and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our web analytics platform is designed to integrate data from multiple sources including web, mobile, video and social media interactions. Our web analytics services are provided primarily through Digital Analytix TM (“Dax”) our SaaS based product that enables our customers to have access to all of their proprietary click stream data. Our web analytics platform is further enhanced by data obtained as part of our audience measurement efforts, and viewable on a quick turnaround basis. Customers can access our web analytics data sets and reports anytime online.

Our mobile and network analytics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to the various mobile carriers worldwide. Our core product, XPLORE TM, provides mobile carriers with information on network optimization & capacity planning, customer experience, and market intelligence. Our mobile and network analytics platform is designed to integrate data from multiple sources including web and mobile interactions as well as customer relationship management, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online.

Our company was founded in August 1999. In 2007, we completed our initial public offering. We have complemented our internal development initiatives with select acquisitions. In February 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our customers with actionable information to improve their creative and strategic messaging targeted against specific audiences. In July 2010, we acquired the outstanding stock of Nexius, Inc., a provider of products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. In August 2010, we acquired the outstanding stock of Nedstat B.V., a provider of web analytics and innovative video measurement solutions based out of Amsterdam, Netherlands. In August 2011, we acquired all of the outstanding equity of AdXpose, Inc., a provider of digital advertising analytics solutions based out of Seattle, Washington.

Since our initial public offering in 2007, our revenues and expenses have grown significantly. We attribute the growth in our revenue and expenses primarily to:

•

increased sales to existing customers, as a result of our efforts to deepen our relationships with these customers by increasing their awareness of, and confidence in, the value of our digital marketing intelligence platform;

•	growth in our customer base through the addition of new customers and from acquired businesses;

•	the sales of new products to existing and new customers; and

•	growth in sales outside of the U.S., as a result of entering into new international markets.

As a result of the economic events over the last several years, such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector and political uncertainty in the Middle East, the direction and relative strength of the U.S. and global economies have become somewhat uncertain. During 2010, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During 2011, the U.S. and other economies showed slow signs of recovery. Nonetheless, we continued to add net new customers and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed during 2011. If economic recovery slows or adverse economic conditions continue or further deteriorate, our operating results could be adversely affected.

Our Revenues

We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 85% of total revenues in the years ended December 31, 2011 and 2010. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2011, our international revenues were $60.0 million, an increase of $27.3 million, or 84% over international revenues of $32.7 million for the year ended December 31, 2010. International revenues comprised approximately 26%, 19% and 15% of our total revenues for the fiscal years ended December 31, 2011, 2010 and 2009.

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

We also generate subscription-based revenues from certain reports and analyses provided through our customer research product, if that work is procured by customers for at least a nine-month period and the customer enters into an agreement to continue or extend the work. Through our customer research products, we deliver digital marketing intelligence relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues” below.

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

On August 31, 2010, we completed our acquisition of Nedstat, resulting in additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). Our arrangements generally contain multiple elements, consisting of the various service offerings. On August 11, 2011, the Company completed the acquisition of AdXpose, resulting in additional revenue sources, including fees for the use of the AdXpose platform. Fees for the use of the AdXpose platform are generally a fixed fee for each impression that is generated using the AdXpose technology. Revenue is recognized on a usage basis when the impression is delivered and reported via the AdXpose service portal.

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

Software Licenses

On July 1, 2010, we completed our acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts.

We recognize software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, we had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately. During the quarter ended June 30, 2011 we established VSOE of fair value for post contract support (“PCS”) services for certain Nexius customers. The establishment of VSOE of fair value followed an alignment of our pricing practices for these services. As a result of establishing VSOE, for the year ended December 31, 2011, we recorded revenue and related costs of revenue of $2.4 million and $1.4 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.

We generate revenues by providing access to our online database or delivering information obtained from our database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports is provided, which generally ranges from three to twenty four months.

We also generate revenues through survey services under contracts ranging in term from two months to one year. Our survey services consist of survey and questionnaire design with subsequent data collection, analysis and reporting. At the outset of an arrangement, we allocate total arrangement consideration between the development of the survey questionnaire and subsequent data collection, analysis and reporting services based on relative selling price. We recognize revenue allocated to the survey questionnaire when it is delivered and we recognize revenue allocated to the data collection, analysis and reporting services on a straight-line basis over the estimated data collection period once the survey or questionnaire design has been delivered. Any change in the estimated data collection period results in an adjustment to revenues recognized in future periods.

Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of either subscriptions to multiple online product solutions or a subscription to our online database combined with customized services. Prior to January 1, 2011, we had determined there was not objective and reliable evidence of fair value for any of our services and, therefore, accounted for all elements in multiple element arrangements as a single unit of accounting. Access to data under the subscription element is generally provided shortly after the execution of the contract. However, the initial delivery of customized services generally occurs subsequent to the commencement of the subscription element. For these historical arrangements, we recognized the entire arrangement fee over the performance period of the last deliverable. As a result, the total arrangement fee is recognized on a straight-line basis over the period beginning with the commencement of the last element deliverable.

Effective January 1, 2011, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which requires us to allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. In addition, this guidance eliminated the use of the residual method for allocating arrangement consideration. This guidance is applicable to us for all arrangements entered into subsequent to December 31, 2010 and for any existing arrangements that are materially modified after December 31, 2010.

For these types of arrangements, the guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) an estimated selling price (“ESP”) if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a stand-alone basis. ESP reflects our estimate of what the selling price of a deliverable would be if it was sold regularly on a stand-alone basis.

We have concluded that we do not have VSOE, for these types of arrangements, and TPE is generally not available because our service offerings are highly differentiated and we are unable to obtain reliable information on the products and pricing practices of our competitors. As such, ESP is used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.

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

The impact of adopting this new revenue recognition guidance, including arrangements that were materially modified, for the year ended December 31, 2011 is that we recognized approximately $6.2 million in revenue and expenses of approximately $1.4 million that otherwise would have been recognized in future periods under the previous revenue recognition guidance. ESP is analyzed on an annual basis or more frequently if we deem it likely that changes in the estimated selling prices have occurred.

In the future, as our pricing strategies and market conditions change, modifications may occur in the determination of ESP to reflect these changes. As a result, the future revenue recognized for these arrangements could differ from the results in the current period.

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

In connection with our acquisition of Nexius, Inc., we acquired additional revenue sources, including software licenses, professional services (including software customization implementation, training and consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with ASC 985-605, Software Recognition and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed contract method. During the quarter ended June 30, 2011, we established VSOE of fair value for post contract support services for a group of certain Nexius customers. For these specific arrangements, we allocate the total consideration to the various elements in the arrangement based on VSOE of fair value and recognize revenue when the fundamental revenue recognition criteria above are met. For the remainder of the Nexius customers, we currently do not have VSOE for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue we accrue for costs immediately.

Business Combinations

We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. All subsequent changes to an income tax valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in income tax valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges recognized during the years ended December 31, 2011, 2010 or 2009.

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

Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2011, 2010 or 2009.

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

As of December 31, 2011, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $50.8 million and $36.9 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax purposes and in 2013 for state income tax purposes. In addition, at December 31, 2011, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries is $30.6 million, which begins to expire in 2013.

As of December 31, 2011 and 2010, we recorded valuation allowances against certain deferred tax assets of $2.7 million and $1.0 million, respectively. At December 31, 2011, the valuation allowance was related to the deferred tax assets (primarily net operating loss carryforwards) of the foreign subsidiaries that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, Netherlands and China and the deferred tax asset related to the U.S. Capital loss carryforwards. At December 31, 2010, the valuation allowance was primarily related to the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Spain, Singapore, and certain Certifica and Nedstat subsidiaries, and the deferred tax asset related to the value of our auction rate securities.

As of December 31, 2011, we concluded that it was not more-likely-than-not that a substantial portion of our Netherlands deferred tax assets will be realized and determined that it was appropriate to establish a valuation allowance of $1.3 million against our Netherlands deferred tax assets. In making that determination, we considered the losses incurred in the Netherlands during 2011 and in prior years and the uncertainty regarding the future profitability of the Netherlands operations. We also concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions would be realized and that an increase to the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2011, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations. As a result we recorded an increase in the deferred tax asset valuation allowance of approximately $0.4 million.

As of December 31, 2010, we concluded that it was more-likely-than-not that a substantial portion of our UK deferred tax assets will be realized and determined that it was appropriate to release the entire valuation allowance of $2.8 million in the fourth quarter of 2010. In making that determination, we considered the profitability of the UK entity achieved in 2010 and prior years, coupled with the timing of the reversal of taxable temporary differences and the forecasted profitability in future years. We also concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions would be realized and that an increase to the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2010, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations. As a result, in the fourth quarter of 2010 we recorded an increase in the deferred tax asset valuation allowance of approximately $0.3 million.

The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2011 and 2010 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2011 and December 31, 2010, the cumulative amount of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above is $26.4 million and $16.6 million respectively. During the year ended December 31, 2011, we recognized windfall tax benefits of approximately $0.2 million related to certain state tax jurisdictions, which were recorded as an increase to additional paid-in capital.

During the years ended December 31, 2011 and 2010, certain stock options were exercised and certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent relevant windfall tax benefits have been previously recognized. As described above, we recognized a portion of the windfall tax benefits in 2011 and recorded an increase to additional paid-in capital. Therefore, the impact of the shortfalls totaling $0.1 million has not been included in income tax expense but has reduced additional paid-in capital for the year ended December 31, 2011. As of December 31, 2010, we had not yet recognized windfall tax benefits because the tax benefits had not resulted in a reduction of current taxes payable. Therefore, the impact of the shortfalls totaling $0.9 million was included in income tax expense for the year ended December 31, 2010. Looking forward we cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

For uncertain tax positions, we use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As of December 31, 2011, 2010 and 2009, we had unrecognized tax benefits of $1.4 million, $2.4 million and $1.2 million, respectively, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011, the amount of accrued interest and penalties on unrecognized tax benefits was $0.6 million. As of December 31, 2010, the amount of accrued interest and penalties on unrecognized tax benefits was $0.8 million. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2008 or state and local tax examinations by tax authorities for years before 2007, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

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

At December 31, 2011, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $21.0 million, which is expected to be recognized over a weighted-average period of 1.50 years.

The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to restricted stock and/or stock options issued, the fair value of our common stock at the time of issuance and the expected volatility of our stock price over time. In addition, changes to our incentive compensation plan that heavily favor stock-based compensation are expected to cause stock-based compensation expense to increase in absolute dollars. If factors change and we employ different assumptions in future period, the compensation expense we record may differ significantly from what we have previously recorded.

Seasonality

Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2011	2010	2009

Revenues	100.0%	100.0%	100.0%

Cost of Revenues	32.3	29.7	30.3
Selling and marketing expenses	33.7	34.1	32.8
Research and development	14.7	15.0	14.0
General and administrative	20.9	19.4	14.3
Amortization	4.0	2.6	1.1
Settlement of litigation	2.2	—	—

Total expenses from operations	107.8	100.8	92.5
(Loss) income from operations	(7.8)	(0.8)	7.5
Interest income net	(0.2)	—	0.3
Loss from foreign currency	(0.2)	(0.2)	(0.1)
Gain on sale (impairment) of marketable securities	0.1	—	0.1

(Loss) income before income tax (benefit) provision	(8.1)	(1.0)	7.8
Income tax (benefit) provision	1.3	0.1	(4.6)

Net (loss) income attributable to common stockholders	(6.8)%	(0.9)%	3.2%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(In thousands)
Revenues	$232,392	$174,999	$57,393	32.8%

Total revenues increased by approximately $57.4 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. We attribute the revenue growth to a combination of increased sales to our existing customer base and continued growth of our customer base during the period. Revenue from existing customers increased $48.5 million from $154.1 million for the year ended December 31, 2010 to $202.6 million for the year ended December 31, 2011, while revenue from new customers increased $8.9 million from $20.9 million for the year ended December 31, 2010 to $29.8 for the year ended December 31, 2011. Revenues were also impacted due to the fact that our results of operations in 2011 included a full year of activity associated with the 2010 acquisitions, as opposed to only a partial year in 2010.

We experienced continued revenue growth in subscription revenues, which increased by approximately $48.1 million during the year ended December 31, 2011, from $148.7 million in the prior year period. In addition, our project-based revenues increased by approximately $9.3 million during the year ended December 31, 2011, from $26.3 million in the prior year period.

Revenues from U.S customers increased to $172.3 million for the year ended December 31, 2011, or approximately 74% of total revenues, while revenues from customers outside of the U.S. increased to $60.1 million for the year ended December 31, 2011, or approximately 26% of total revenues. A substantial portion of this increase in the proportion of our international revenues was attributable to our international acquisitions in the second half of 2010. However, this growth was further supplemented by our organic growth efforts in international markets. These combined activities resulted in increased international revenues of $27.4 million, comprised of increases of $20.0 million in Europe, $1.9 million in Canada, and $5.5 million in all other international locations during the year ended December 31, 2011 as compared to the prior year period.

Operating Expenses

The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, professional fees, rent and other facility related costs, depreciation expense, and amortization of acquired intangible assets.

Our total operating expenses increased by approximately $74.0 million, or approximately 42%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $23.5 million and increased stock-based compensation of $3.5 million associated with our increased headcount, increased professional fees of $10.8 million primarily associated with litigation, increased use of third party providers for customer service and support related to our data collection efforts of $6.8 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $6.3 million, increases in amortization expense of $4.8 million related to the acquired intangible assets from our recent acquisitions, a one-time charge of $5.2 million related to the settlement of outstanding litigation and increases in sales commissions of $2.5 million due to our increases in revenue. All of the above costs have been allocated to the various components of our operating expenses, as further described in the following sections. Operating Expenses were also impacted due to the fact that our results of operations in 2011 included a full year of activity associated with the 2010 acquisitions, as opposed to only a partial year in 2010.

Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(In thousands)
Cost of revenues	$75,103	$51,953	$23,150	44.6%
As a percentage of revenues	32.3%	29.7%

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

Cost of revenues increased by approximately $23.2 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was attributable to increased expenditures for employee salaries, benefits and related costs of $7.8 million associated with our increased headcount, increased use of third party providers for customer service and support related to our data collection efforts of $6.4 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $4.2 million, and increased data center and bandwidth costs of $1.5 million related to the increased number of Web sites using our Unified Digital Measurement solution.

Cost of revenues increased as a percentage of revenues during the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflecting our increased expenses for additional employees and infrastructure in anticipation of increased growth in 2012 and beyond.

Selling and Marketing Expenses

	Year Ended December 31,		Change
	2011	2010	$	%
	(In thousands)
Selling and marketing	$78,289	$59,641	$18,648	31.3%
As a percentage of revenues	33.7%	34.1%

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

Selling and marketing expenses increased by $18.6 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $9.7 million and increased stock-based compensation of $2.3 million associated with our increased headcount, additional sales commissions of $2.5 million, increased rent and other facility related costs and depreciation expense allocations of $1.3 million, and increased travel costs of $0.8 million incurred to support our sales growth.

Selling and marketing expenses remained relatively constant as a percentage of revenues during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Research and Development Expenses

	Year Ended December 31,		Change
	2011	2010	$	%
		(In thousands)
Research and development	$34,050	$26,377	$7,673	29.1%
As a percentage of revenues	14.7%	15.0%

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

Research and development expenses increased by $7.7 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was attributable to increased employee salaries, benefits and related costs of $4.4 million associated with our increased headcount for research and development activities, higher costs of $0.9 million related to certain data licensing contracts that began in Q1 2011, increased rent and other facility related costs and depreciation expense allocations of $0.6 million and increased hardware and software costs of $0.6 million.

Research and development expenses were generally unchanged as a percentage of revenues for the year ended December 31, 2011 compared to the year ended December 31, 2010.

General and Administrative Expenses

	Year Ended December 31,		Change
	2011	2010	$	%
		(In thousands)
General and administrative	$48,514	$33,953	$14,561	42.9%
As a percentage of revenues	20.9%	19.4%

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

General and administrative expenses increased by $14.6 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily attributable to additional professional fees of $10.6 million, which includes costs related to recent litigation and for other accounting, legal and general consulting services due to our expanding business. In addition, there was increased employee salaries, benefits and related costs of $1.5 million and increased stock-based compensation expense of $0.6 million and increased recruiting costs of $0.4 million associated with our increased headcount, and increased rent and other facility related costs and depreciation expense allocations of $0.2 million. These costs were partially offset by a reduction in severance expense of $0.8 million due to significant termination costs incurred in the year ended December 31, 2010.

General and administrative expenses increased slightly as a percentage of revenues during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to costs related to recent litigation and increased headcount.

Amortization Expense

	Year Ended December 31,		Change
	2011	2010	$	%
		(In thousands)
Amortization expense	$9,301	$4,534	$4,767	105.1%
As a percentage of revenues	4.0%	2.6%

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.

Amortization expense increased $4.8 million during the year ended December 31, 2011, respectively, as compared to the year ended December 31, 2010 due principally to amortization of intangible assets that were acquired after the second quarter of 2010 in connection with our recent acquisitions. In addition, we recorded additional amortization expense associated with a change in the useful life of the ARS trade name in the second quarter of 2011, which we ceased using as of December 31, 2011.

Interest and Other Income, Net

Interest and other income/expense, net, consists of interest income, interest expense and gains or losses on disposals of fixed assets.

Interest income consists of interest earned from investments, such as short and long-term fixed income securities and auction rate securities, and our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements, our revolving credit facility and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our capital lease obligations are secured by a senior security interest in eligible equipment.

Interest income (expense), net for the year ended December 31, 2011 resulted in net interest expense of $0.6 million compared to $7,000 of net interest income for the year ended December 31, 2010. The increase in interest expense was due to our increased use of capital leases to finance the expansion of our technology infrastructure along with fees associated with our revolving credit facility coupled with a reduction in interest income.

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

We recorded a transaction loss of $0.4 million during the year ended December 31, 2011 as compared to a transaction loss of $0.3 million during the year ended December 31, 2010 due to our increased international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.

Gain on Sale of Marketable Securities

During the year ended December 31, 2011, we recognized a gain of $0.2 million from the sale of four auction rate securities.

Provision for Income Taxes

As of December 31, 2011, we had federal and state net operating loss carryforwards for tax purposes of approximately $50.8 million and $36.9 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2013 for state income tax purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. For the year ended December 31, 2011, the tax provision is comprised of U.S. income tax expense of $0.3 million related to our federal alternative minimum tax and state tax liabilities, $1.1 million of foreign income tax expense, and deferred tax benefit of approximately $4.4 million related to temporary differences between the tax treatment and financial reporting treatment for certain items, most notably the Nielsen transaction.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
		(In thousands)
Revenues	$174,999	$127,740	$47,259	37.0%

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

Sales to existing customers totaled $154.1 million during the year ended December 31, 2010 which was an increase of $40.7 million over the prior year. We attribute $21.6 million of this increase to continued growth in comScore product suite sales and $19.1 million to the businesses we acquired during 2010 and the fourth quarter of 2009. During the year ended December 31, 2010, revenues from new customers were $20.9 million, an increase of approximately $6.6 million from the prior year. We attribute this increase to the businesses we acquired during 2010 and the fourth quarter of 2009.

Revenues from customers outside of the U.S. totaled approximately $32.7 million, or approximately 19% of total revenues, during the year ended December 31, 2010, which was an increase of $13.0 million compared to the prior year. The increase was due to ongoing international expansion efforts that resulted in increases over 2009 of $4.5 million for Latin America, $4.4 million for Europe, $1.8 million for Canada, $1.4 million for Middle East and Africa and $0.9 million for Asia. Included within total international revenues for the year ended December 31, 2010 was approximately $9.7 million related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009.

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

Also included in our operating expenses for the year ended December 31, 2010 was approximately $30.2 million of general operating expenses related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009. These amounts are included in our operating results as a component of cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. In addition, in conjunction with acquisition related activities, we incurred approximately $2.6 million of transaction related costs for the year ended December 31, 2010. These amounts are included in our operating results as a component of our general and administrative expenses.

During the fourth quarter of 2009, we announced a restructuring program and reduced our headcount by approximately forty-six full-time positions. Included in 2009 operating expenses is a $0.6 million charge related to severance and other costs directly related to the reduction of our workforce. In addition, included in stock-based compensation expense for the year ended December 31, 2009, was approximately $0.2 million of changes associated with restricted stock awards that were modified to accelerate vesting as part of the restructuring plan. As of December 31, 2009, we had approximately $0.1 million in outstanding restructuring liabilities consisting of employee severance that was paid during the first quarter of 2010.

Cost of Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
		(In thousands)
Cost of revenues	$51,953	$38,730	$13,223	34.1%
As a percentage of revenues	29.7%	30.3%

Cost of revenues increased by approximately $13.2 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was attributable to an increase of $8.4 million in third party services related to data collection, analysis and validation activities applied as revenue increased. In addition, data center and bandwidth costs increased $2.0 million due to the use of our beaconing technology. The increase was also due to a $1.1 million increase in employee salaries, benefits and related costs, including bonus expense, associated with increases in headcount from both new hires and employees acquired in acquisitions. In addition, stock-based compensation expense increased $0.3 million during the year ended December 31, 2010 as compared to the prior year, due to our continued use of equity compensation as part of our compensation program. Due to the overall increase in rent and depreciation costs, we experienced a $1.6 million increase in the amount of these costs allocated to cost of revenues for the year ended December 31, 2010. These increases were offset by a $0.4 million decrease in panel development. Included within total cost of revenues for the year ended December 31, 2010 was approximately $9.9 million related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009. Cost of revenues decreased as a percentage of revenues during the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to revenue growth relative to increases in cost of revenues expenses.

Selling and Marketing Expenses

	Year Ended December 31,		Change
	2010	2009	$	%
	(In thousands)
Selling and marketing	$59,641	$41,954	$17,687	42.2%
As a percentage of revenues	34.1%	32.8%

Selling and marketing expenses increased by $17.7 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was due to an $8.7 million increase in employee salaries, benefits and related costs from our ARSgroup, Nexius and Nedstat acquisitions as well as due to increases in base comScore head count and annual merit increases. We also experienced a $1.6 million increase in bonus expense due to our 2010 bonus program, which includes a cash component; our 2009 plan was entirely equity based. Commission expense increased $1.3 million due to higher sales volume in 2010 as compared to 2009. In addition, we experienced a $2.0 million increase in travel expenses due to our 2010 sales meeting as well as the increase in customers, our internal headcount and the frequency of international travel. This increase was also due to a $1.6 million increase in stock-based compensation due to continued use of equity compensation as part of our compensation program. Also, due to the overall increase in rent and depreciation costs, we experienced a $0.7 million increase in the amount of these costs allocated to selling and marketing expenses for the year ended December 31, 2010. We also experienced a $0.7 million increase in third party related costs due to increased usage of third party resellers. Marketing and general office expenses increased $0.7 million due to an increase in events, conferences and due and subscriptions related to our industry. Included within total selling and marketing expenses for the year ended December 31, 2010 was approximately $11.6 million related to the businesses that were acquired during the year ended December 31, 2010 and the fourth quarter of 2009. Selling and marketing expenses increased as a percentage of revenues during 2010 as compared to 2009 due to expansion of sales and marketing activities in the U.S. and internationally.

Research and Development Expenses

	Year Ended December 31,		Change
	2010	2009	$	%
	(In thousands)
Research and development	$26,377	$17,827	$8,550	48.0%
As a percentage of revenues	15.0%	14.0%

Research and development expenses increased by $8.6 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase was due to a $5.3 million increase in employee salaries, benefits and related costs associated with the increase in headcount and our continued focus on developing new products. The increase included a $0.8 million increase in stock-based compensation during the year ended December 31, 2010 as compared to the prior year, due to our continued use of equity compensation as part of our compensation program. In addition, to support our development of new products and the integration of acquired businesses, we experienced increases of $1.0 million and $0.6 million in our systems and maintenance costs related to computer hardware and software and costs paid to outsourced service providers, respectively. In addition, there was a $0.5 million increased allocation of overhead costs such as rent due to the increased headcount and size of our research and development functions. Travel expenses also increased $0.3 million due to the integration of the acquired businesses and increased international travel. Approximately $4.5 million of research and development expense for the year ended December 31, 2010 was related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009, and the components of such are included in the foregoing discussion. Research and development costs increased as a percentage of revenues for the year ended December 31, 2010 as compared to 2009 due to our investments in new product initiatives relative to our growth in revenues.

General and Administrative Expenses

	Year Ended December 31,		Change
	2010	2009	$	%
		(In thousands)
General and administrative	$33,953	$18,232	$15,721	86.2%
As a percentage of revenues	19.4%	14.3%

General and administrative expenses increased by $15.7 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase was due to a $5.3 million increase in stock-based compensation during the year ended December 31, 2010 as compared to the prior year. Of this increase, $3.6 million was due to the market-based stock options granted to key executives during the second quarter of 2010, and $1.7 million was due to our continued use of equity compensation as part of our compensation program. The increase was also due to a $5.2 million increase in professional fees and outside services, which includes $1.9 million for professional services such as legal and tax services associated with our acquisition related activities, $1.9 million for other required accounting, legal and general consulting services to meet the needs of our expanding business, $1.2 million for non-capitalizable consulting services and internal software implementation projects and $0.2 million due to recruiting and relocation related fees associated with expanding our general and administrative departments to support the Company’s growth. In addition, employee salaries, benefits and related costs increased $2.6 million due to ARSgroup, Nexius and Nedstat acquisitions as well as comScore head count and annual merit increases. We also experienced an increase in bonus expense of $0.3 million due to our 2010 bonus program which includes a cash component; the 2009 plan was entirely equity based. In addition, we incurred $0.9 million in severance payments during the year ended December 31, 2010. Also, due to increased headcount and business acquisitions general facility and overhead related expenses increased $0.2 million during the year ended December 31, 2010 as compared to the prior year. Included within total general and administrative expenses for the year ended December 31, 2010 was approximately $4.2 million related to the businesses that were acquired during the year ended December 31, 2010 and during the fourth quarter of 2009. General and administrative expenses increased as a percentage of revenues during 2010 as compared to 2009 due to increases in general and administrative expenses relative to revenue growth.

Amortization Expense

	Year Ended December 31,		Change
	2010	2009	$	%
	(In thousands)
Amortization expense	$4,534	$1,457	$3,077	211.2%
As a percentage of revenues	2.6%	1.1%

Amortization expense increased $3.1 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to additional amortization of intangible assets that were acquired during 2010 and the fourth quarter of 2009 in connection with our acquisitions of ARSgroup, Nexius, Nedstat and Certifica.

Interest and Other Income, Net

Interest income, net for the year ended December 31, 2010 was $7,000 as compared to $0.5 million for the year ended December 31, 2009. The decrease of $0.5 million during 2010 was due to a $0.3 million decrease in interest income as a result of lower cash balances as a result of the acquisitions of ARSgroup, Nexius and Nedstat during 2010. In addition, our interest expense increased $0.2 million due to our increased use of capital leases during 2010. Our cash, cash equivalents and investments decreased by $54.4 million to $36.6 million at December 31, 2010 due to acquisition activities.

Loss From Foreign Currency

We recorded a transaction loss of $0.3 million during the year ended December 31, 2010 as compared to a transaction loss of $0.1 million during the year ended December 31, 2009 due to our increased international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.

Gain on Sale of Marketable Securities

During the year ended December 31, 2010, we had no sales of our marketable securities.

Provision for Income Taxes

As of December 31, 2010, we had federal and state net operating loss carryforwards for tax purposes of approximately $51.9 million and $37.3 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2016 for state income tax purposes. For the year ended December 31, 2010, the tax provision is comprised of U.S. income tax expense of $0.6 million related to our federal alternative minimum tax and state tax liabilities, $1.2 million of foreign income tax expense, and deferred tax benefit of approximately $1.9 million related primarily to the reduction of our valuation allowance.

As of December 31, 2009, we had federal and state net operating loss carryforwards for tax purposes of approximately $52.9 million and $39.7 million, respectively, which begin to expire in 2021 for federal and begin to expire in 2014 for state income tax reporting purposes. For the year ended December 31, 2009, the tax provision is comprised of U.S. income tax expense of $0.7 million related to our federal alternative minimum tax and state tax liabilities, $0.1 million of foreign income tax expense, and deferred tax expense of approximately $5.1 million related primarily to the utilization of net operating losses during the year.

Effects of Acquisitions on our Business

During 2010 and 2011, we expanded our business by completing four acquisitions. Specifically, we acquired ARS, Nexius, Nedstat, and AdXpose on February 19, 2010, July 1, 2010, August 31, 2010, and August 11, 2011, respectively. As a result of these acquisitions, our revenues and expenses increased significantly. On a comparative basis, the amount of our revenues and expenses in the second half of 2010 and the first half of 2011 were significantly higher than the applicable year ago period due to the fact that the results of operations from these acquisitions were not included in the comparative year ago periods.

In evaluating the results of operations for the years ended December 31, 2011 and 2010, it is important to note that the period of time that each acquired entity is included in our results of operations is different. The following table illustrates the number of months that each of these acquired entities has been included in our results of operations discussed above:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
ARS	12	11
Nexius	12	6
Nedstat	12	4
AdXpose	5	—

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$26,750	$25,410	$25,031
Net cash (used in) provided by investing activities	(9,806)	(44,023)	8
Net cash used in financing activities	(12,303)	(6,083)	(1,715)
Effect of exchange rate changes on cash	(306)	148	663
Net (decrease) increase in cash and equivalents	4,335	(24,548)	23,987

Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of December 31, 2011, our principal sources of liquidity consisted of $38.1 million in cash, which represents cash generated from operating activities. We sold four auction rate securities for $2.6 million in July 2011.

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

As of December 31, 2011 and February 22, 2012, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.

We maintain letters of credit in lieu of security deposits with respect to certain office leases. As of December 31, 2011, $2.8 million in letters of credit were outstanding, leaving $7.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We generated approximately $26.8 million of net cash from operating activities during the year ended December 31, 2011. Our cash flows from operations were driven by our net loss of $15.8 million, offset by $43.9 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, the settlement of outstanding litigation, a non-cash deferred tax benefit, and a gain on the sale of marketable securities. In addition, our operating cash flows were positively impacted by an $11.4 million net increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors and a $0.5 million increase in deferred rent due to tenant allowances related to our leases. Cash flows from operations were negatively impacted by a $10.2 million increase in accounts receivable associated with our increased revenues, a $1.6 million decrease in amounts collected from customers in advance of when we recognize revenue and a $1.5 million increase in prepaid expenses and other current assets.

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

We generated approximately $25.0 million of net cash from operating activities during the year ended December 31, 2009. Our cash flows from operations was driven by our positive net income of $4.0 million, as adjusted for non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation and bond premium amortization, and non-cash deferred tax expense. In addition, we experienced a $4.8 million increase over 2008 in amounts collected from customers in advance of when we recognize revenues as a result of our growing customer base. We also experienced, a $4.5 million increase in accounts receivable due to the timing of certain customer renewal invoicing, increased sales to new and existing customers during the current period offset by strong collections of receivables. At the same time, our cash flows from operations were negatively impacted due to a $2.9 million decrease in accounts payable and accrued expenses over 2008, which we attribute to the payment of accrued bonuses from prior year and income tax payments.

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

We used $9.8 million of net cash in investing activities during the year ended December 31, 2011. Approximately $7.2 million was associated with the purchase of property and equipment to maintain and expand our technology infrastructure, approximately $5.2 million, net of cash acquired, was used for acquisitions of businesses and certain intellectual property In addition, we sold certain marketable securities for $2.6 million.

We used $44.0 million of cash during the year ended December 31, 2010 for investing activities. We used $68.9 million, net of cash acquired, to purchase ARSgroup, Nexius and Nedstat. In addition, we used $5.1 million to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount $0.4 million was funded through landlord allowances received in connection with our Toronto office lease. These cash outflows were offset by a net $30.0 million generated from sale and maturity of investments.

We generated an immaterial amount of net cash from investing activities during the year ended December 31, 2009. We generated a net $7.8 million from sale of investments. We used $6.5 million to purchase property and equipment to maintain and expand our technology and infrastructure. Of this amount, $0.3 million was funded through landlord allowances received in connection with our Seattle office lease. In addition, we used $1.3 million, net of cash acquired, to purchase Certifica.

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

Financing Activities

We used $12.3 million of cash during the year ended December 31, 2011 for financing activities. This included $7.4 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $5.4 million to make payments on our capital lease obligations offset by $0.4 million in proceeds from the exercise of our common stock options.

We used $6.1 million of cash during the year ended December 31, 2010 for financing activities. This included $5.5 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $1.7 million to make payments on our capital lease obligations. These cash outflows were offset by $1.0 million in proceeds from the exercise of our common stock options and warrants and a $0.1 million excess tax benefit from the exercise of stock options.

We used $1.7 million of cash during the year ended December 31, 2009 for financing activities. This included $1.6 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $1.1 million to make payments on our capital lease obligations offset by $0.9 million in proceeds from the exercise of our common stock options and warrants.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Contractual Obligations and Known Future Cash Requirements

Set forth below is information concerning our known contractual obligations as of December 31, 2011 that are fixed and determinable.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Capital lease obligations	$13,683	$6,785	$6,857	$41	$—
Operating lease obligations	77,625	6,767	15,121	16,197	39,540

Total	$91,308	$13,552	$21,978	$16,238	$39,540

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

We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $15.0 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the year ended December 31, 2011 we incurred $5.4 million of additional borrowings under this financing arrangement. As of December 31, 2011, we have total borrowings under this arrangement of approximately $10.7 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $5.0 million per year. Assets acquired under the equipment lease secure the obligations. This arrangement expires December 31, 2012.

As of December 31, 2011, $2.8 million in letters of credit were outstanding, leaving $7.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

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

We had no off-balance sheet arrangements as of December 31, 2011 and 2010.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2011, our cash reserves were maintained in bank deposit accounts totaling $38.1 million.

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

Interest Rate Sensitivity

As of December 31, 2011, our principal sources of liquidity consisted of $38.1 million of cash. The cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the year ended December 31, 2011, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.

Liquidity Risk

As of December 31, 2011, our principal sources of liquidity consisted of $38.1 million in cash which represents cash generated from operations. We sold four auction rate securities for $2.6 million in July 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), comScore, Inc’s. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 22, 2012

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$38,071	$33,736
Accounts receivable, net of allowances of $903 and $725, respectively	64,429	54,269
Prepaid expenses and other current assets	10,379	8,391
Deferred tax assets	6,494	6,701

Total current assets	119,373	103,097
Long-term investments	—	2,819
Property and equipment, net	28,272	28,637
Other non-current assets	347	733
Long-term deferred tax assets	16,613	11,316
Intangible assets, net	53,114	50,260
Goodwill	102,338	86,217

Total assets	$320,057	$283,079

Liabilities and Equity
Current liabilities:
Accounts payable	$10,300	$5,588
Accrued expenses	25,891	15,297
Deferred revenues	68,726	70,611
Deferred rent	1,013	941
Deferred tax liabilities	155	132
Capital lease obligations	6,305	4,659

Total current liabilities	112,390	97,228
Deferred rent, long-term	7,634	8,019
Deferred revenue, long-term	1,709	1,580
Deferred tax liabilities, long-term	183	744
Capital lease obligations, long-term	6,676	7,959
Other long-term liabilities	898	1,717

Total liabilities	129,490	117,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2011 and December 31, 2010; no shares issued or outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at December 31, 2011 and December 31, 2010; 34,015,434 and 31,523,559 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	34	32
Additional paid-in capital	258,967	216,895
Accumulated other comprehensive income	617	2,166
Accumulated deficit	(69,051)	(53,261)

Total stockholders’ equity	190,567	165,832

Total liabilities and stockholders’ equity	$320,057	$283,079

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues	$232,392	$174,999	$127,740

Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	75,103	51,953	38,730
Selling and marketing (1)	78,289	59,641	41,954
Research and development (1)	34,050	26,377	17,827
General and administrative (1)	48,514	33,953	18,232
Amortization of intangible assets resulting from acquisitions	9,301	4,534	1,457
Settlement of litigation	5,175	—	—

Total expenses from operations	250,432	176,458	118,200

(Loss) income from operations	(18,040)	(1,459)	9,540
Interest and other (expense) income, net	(525)	53	410
Loss from foreign currency	(410)	(347)	(132)
Gain from sale of marketable securities	211	—	89

(Loss) income before income tax benefit (provision)	(18,764)	(1,753)	9,907
Income tax benefit (provision)	2,974	177	(5,938)

Net (loss) income	$(15,790)	$(1,576)	$3,969

Net (loss) income available to common stockholders per common share:
Basic	$(0.49)	$(0.05)	$0.13
Diluted	$(0.49)	$(0.05)	$0.13
Weighted-average number of shares used in per share calculation - common stock:
Basic	32,289,877	31,070,018	30,014,085
Diluted	32,289,877	31,070,018	30,970,642
Comprehensive (loss) income:
Net (loss) income	$(15,790)	$(1,576)	$3,969
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(1,110)	1,847	829
Unrealized (loss) gain on marketable securities, net	(228)	(5)	337
Realized gain on the sale of marketable securities, net	(211)	—	—

Total comprehensive (loss) income	$(17,339)	$266	$5,135

(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$1,976	$1,494	$1,186
Selling and marketing	8,512	6,217	4,617
Research and development	1,988	1,868	1,111
General and administrative	8,784	8,195	2,942

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Stockholders’ Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2008	29,130,140	$29	$(1,265)	$192,612	$(842)	$(55,654)	$134,880
Net income	—	—	—	—	—	3,969	3,969
Foreign currency translation adjustment	—	—	—	—	829	—	829
Unrealized gain on marketable securities net of tax effect of $8	—	—	—	—	337	—	337
Exercise of common stock options	420,583	—	—	922	—	—	922
Issuance of restricted stock	1,170,380	1	—	(1)	—	—	—
Restricted stock cancelled	(220,434)	—	—	—	—	—	—
Restricted stock units vested	27,338	—	—	—	—	—	—
Common stock received for tax withholding	(142,417)	—	(1,573)	—	—	—	(1,573)
Treasury stock retirement	—	—	2,838	(2,838)	—	—	—
Amortization of stock based compensation	—	—	—	8,575	—	—	8,575

Balance at December 31, 2009	30,385,590	$30	$—	$199,270	$324	$(51,685)	$147,939
Net loss	—	—	—	—	—	(1,576)	(1,576)
Foreign currency translation adjustment	—	—	—	—	1,847	—	1,847
Unrealized loss on marketable securities	—	—	—	—	(5)	—	(5)
Common stock issued in conjunction with acquisitions	216,115	—	—	3,651	—	—	3,651
Exercise of common stock options	308,118	1	—	988			989
Issuance of restricted stock	992,879	1	—	(1)			—
Restricted stock cancelled	(142,176)	—	—	—	—	—	—
Restricted stock units vested	88,559	—	—	—	—	—	—
Common stock received for tax withholding	(325,526)	—	—	(5,473)	—	—	(5,473)
Excess tax benefits from stock based compensation, net	—	—	—	128	—	—	128
Amortization of stock based compensation	—	—	—	18,332	—	—	18,332

Balance at December 31, 2010	31,523,559	$32	$—	$216,895	$2,166	$(53,261)	$165,832
Net loss	—	—	—	—	—	(15,790)	(15,790)
Foreign currency translation adjustment	—	—	—	—	(1,110)	—	(1,110)
Unrealized/realized gain on marketable securities	—	—	—	—	(439)	—	(439)
Common stock issued in conjunction with acquisitions	982,285	1	—	15,057	—	—	15,058
Common stock issued in conjuction with litigation settlement	974,358	1	—	16,174	—	—	16,175
Exercise of common stock options	203,894	—	—	371	—	—	371
Issuance of restricted stock	641,052	—	—	(1)	—	—	(1)
Restricted stock cancelled	(135,903)	—	—	—	—	—	—
Restricted stock units vested	116,863	—	—	—	—	—	—
Common stock received for tax withholding	(290,674)	—	—	(7,392)	—	—	(7,392)
Excess tax benefits from stock based compensation, net	—	—	—	103	—	—	103
Amortization of stock based compensation	—	—	—	17,760	—	—	17,760

Balance at December 31, 2011	34,015,434	$34	$—	$258,967	$617	$(69,051)	$190,567

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net (loss) income	$(15,790)	$(1,576)	$3,969
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	13,352	8,422	6,544
Amortization of intangible assets resulting from acquisitions	9,301	4,534	1,457
Provision for bad debts	220	167	290
Stock-based compensation	21,260	17,773	9,849
Amortization of deferred rent	(822)	(906)	(632)
Amortization of bond premium	—	188	610
Deferred tax (benefit) provision	(4,356)	(1,938)	5,096
Loss on asset disposal	25	13	139
Gain on sale of marketable securities	(211)	—	(89)
Settlement of litigation	5,175	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,184)	(15,101)	(4,491)
Prepaid expenses and other current assets	(1,520)	(4,492)	28
Accounts payable, accrued expenses, and other liabilities	11,390	2,854	(2,908)
Deferred revenues	(1,610)	15,064	4,838
Deferred rent	520	408	331

Net cash provided by operating activities	26,750	25,410	25,031
Investing activities
Acquisitions, net of cash acquired	(5,162)	(68,880)	(1,296)
Purchase of investments	—	—	(50,197)
Sales and maturities of investments	2,591	29,976	57,973
Purchase of property and equipment	(7,235)	(5,119)	(6,472)

Net cash (used in) provided by investing activities	(9,806)	(44,023)	8
Financing activities
Proceeds from the exercise of common stock options	371	988	922
Repurchase of common stock	(7,392)	(5,472)	(1,573)
Excess tax benefits from stock based compensation	177	128	—
Principal payments on capital lease obligations	(5,390)	(1,727)	(1,064)
Debt issuance costs	(69)	—	—

Net cash used in financing activities	(12,303)	(6,083)	(1,715)
Effect of exchange rate changes on cash	(306)	148	663

Net increase (decrease) in cash and cash equivalents	4,335	(24,548)	23,987
Cash and cash equivalents at beginning of year	33,736	58,284	34,297

Cash and cash equivalents at end of year	$38,071	$33,736	$58,284

Supplemental cash flow disclosures
Interest paid	$701	$296	$63
Net income tax paid	$2,027	$1,340	$1,615
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$5,411	$12,309	$1,121
Leasehold improvements acquired through lease incentives	$331	$424	$333
Patents acquired through issuance of common stock	$11,000	$—	$—
Stock issued in connection with business combination	$15,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides on-demand digital analytic solutions that enable customers to make well-informed business decisions and implement more effective digital business strategies. The Company’s products and solutions offer customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior.

The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with Web site server metrics. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. In addition to our panelist based platforms, the Company provides solutions to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The Company also provides web analytics and innovative video measurement solutions.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, valuation of marketable securities, recoverability of intangible assets, other long-lived assets and goodwill, accruals related to outstanding litigation, and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

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

Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the three years ended December 31, 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.

Investments, which consisted principally of auction rate securities as of December 31, 2010, were stated at fair value. These securities were accounted for as available-for-sale securities. Unrealized holding gains and losses for available-for-sale securities were excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until they were realized. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company used the specific identification method to compute realized gains and losses on its investments. The Company recorded a realized gain of $0.2 million on the sale of all of its available-for-sale securities in 2011.

Interest income on investments was $0.1 million, $0.3 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following is a summary of activities in the allowance for doubtful accounts for the fiscal years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Allowance for Doubtful Accounts
Beginning Balance	$(725)	$(510)	$(479)
Additions	(220)	(167)	(290)
Reductions, (recoveries) and write-offs	42	(48)	259

Ending Balance	$(903)	$(725)	$(510)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Assets under capital leases are recorded at their net present value at the inception of the lease and are included in the appropriate asset category. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included within the expense category in which the asset is deployed.

Business Combinations

The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to an income tax valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in income tax valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for each of 2011, 2010 and 2009 and determined that there was no impairment of goodwill.

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 10
Customer relationships	3 to 12
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2011, 2010 and 2009.

Lease Accounting

The Company leases its facilities and accounts for those leases as operating leases. For facility leases that contain rent escalations or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlord incentives or allowances are recorded as leasehold improvement assets and a deferred rent liability which is amortized as a reduction of rent expense over the term of the lease.

The Company records capital leases as an asset and an obligation at an amount equal to the present value of the minimum lease payments as determined at the beginning of the lease term. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation and amortization expense.

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

The Company incurred foreign currency transaction losses of $0.4 million, $0.3 million, and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.

Accumulated Other Comprehensive Income

The following summary sets forth the components of accumulated other comprehensive income, net of tax, in stockholders’ equity:

	December 31,
	2011	2010
	(In thousands)
Foreign currency cumulative translation adjustment	$617	$1,727
Unrealized (loss) gain on marketable securities	—	439

Ending Balance	$617	$2,166

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

The Company generates revenues by providing access to the Company’s online database or delivering information obtained from the database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports is provided, which generally ranges from three to twenty four months.

Revenues are also generated through survey services under contracts ranging in term from two months to one year. Survey services consist of survey and questionnaire design with subsequent data collection, analysis and reporting. At the outset of an arrangement, total arrangement consideration is allocated between the development of the survey questionnaire and subsequent data collection, analysis and reporting services based on relative selling price. Revenue allocated to the survey questionnaire is recognized when it is delivered and revenue allocated to the data collection, analysis and reporting services is recognized on a straight-line basis over the estimated data collection period once the survey or questionnaire design has been delivered. Any change in the estimated data collection period results in an adjustment to revenues recognized in future periods.

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

The impact of adopting this new revenue recognition guidance, including arrangements that were materially modified, during the year ended December 31, 2011 is that the Company recognized approximately $6.2 million in revenue and expenses of approximately $1.4 million that otherwise would have been recognized in future periods under the previous revenue recognition guidance. Based on the amounts involved, the timing of when this revenue would have been recognized under the previous revenue recognition rules, and the current backlog of arrangements, the Company believes the adoption of this accounting guidance will not have a material impact on the Company’s financial statements for the year ended December 31, 2011. ESP will be analyzed on an annual basis or more frequently if management deems it likely that changes in the estimated selling prices have occurred.

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

On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, the Company had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. During the quarter ended June 30, 2011 the Company established VSOE of fair value for post contract support (“PCS”) services for a group of certain Nexius customers. The establishment of VSOE of fair value followed an alignment of the Company’s pricing practices for these services. As a result of establishing VSOE, the Company, for the year ended December 31, 2011, recorded revenue and related costs of revenue of $2.4 million and $1.4 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy . With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition.

For the years ended December 31, 2011, 2010 and 2009, one customer, Microsoft Corporation, accounted for approximately 10%, 11% and 12%, respectively, of total revenues. As of December 31, 2011 and 2010, no one customer accounted for more than 10% of accounts receivable.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, totaled $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on the reversal of existing taxable temporary differences and projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, the Company considers the timeframe over which it would take to utilize the deferred tax assets prior to their expiration.

For certain tax positions, the Company uses a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Year Ended December 31,
	2011		2010		2009
	(In thousands, except share data)
Calculation of basic and diluted net income per share:
Net (loss) income	$(15,790	) $	(1,576	) $	3,969

Net (loss) income per common share:
Basic	(0.49)		(0.05)		0.13
Diluted	(0.49)		(0.05)		0.13
Weighted-average shares outstanding-common stock, basic	32,289,877		31,070,018		30,014,085
Dilutive effect of
Options to purchase common stock	—		—		915,025
Unvested restricted stock units	—		—		32,930
Warrants to purchase common stock	—		—		8,602

Weighted-average shares outstanding-common stock, diluted	32,289,877		31,070,018		30,970,642

The dilutive effect of stock options and restricted stock units of 627,147, 802,665 and 81,629 were not included in the computation of diluted net (loss) income per common share for the years ended December 31, 2011, 2010 and 2009, respectively, as their effect would be anti-dilutive. In addition, the dilutive effect of the shares of common stock warrants were not included in the computation of diluted net (loss) income per common share for each of the years ended December 31, 2009 and 2008, as their effect would be anti-dilutive.

Recent Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350). The ASU provides entities with an option to first assess certain qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If, after performing a qualitative assessment, an entity determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then performing the two-step impairment test outlined in the guidance is unnecessary. However, if the entity concludes otherwise, then it must perform the first step of the two-step impairment test. ASU 2011-08 is effective for comScore beginning on January 1, 2012, with early adoption permitted. The Company believes that the adoption of ASU 2011-08 will have no impact on its consolidated financial statements.

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

For the years ended December 31, 2011 and 2010, approximately $0.7 million and $2.6 million of transaction related costs are included in general and administrative expenses.

2009 Acquisitions

Certifica

On November 11, 2009, the Company completed its acquisition of Certifica, a leading analyst of Internet traffic measurement in Latin America (the “Certifica Acquisition”). The Company acquired all of the outstanding common stock of Certifica in a cash transaction.

The Certifica Acquisition resulted in goodwill of approximately $1.9 million. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. Included in the total net assets acquired was approximately $0.7 million in liabilities related to uncertain tax positions. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Certifica. The Company acquired Certifica to strengthen its presence in the Latin America region and enable the Company to offer hybrid measurement as part of its Media Metrix 360 initiative using the same state-of-the-art measurement technologies the Company uses elsewhere in the world.

Definite-lived intangible assets of $1.2 million consist of the value assigned to Certifica’s customer relationships, trade name and its core technology of $0.9 million, $0.2 million and $0.1 million respectively. The useful lives range from two to seven years (see Note 2).

The Company has finalized its purchase accounting for Certifica. The Company has included the financial results of Certifica in its consolidated financial statements beginning November 11, 2009. Included in revenue for the period from November 11, 2009 to December 31, 2009 was $0.2 million related to Certifica.

2010 Acquisitions

ARSgroup

On February 19, 2010, the Company completed its acquisition of ARSgroup (“ARS”), a leading technology-driven market research firm that measures the persuasion of advertising on TV and multi-media platforms(the “ARS Acquisition”). The Company acquired all of the outstanding common stock of ARS in a cash transaction.

The ARS Acquisition resulted in goodwill of approximately $8.1 million. This amount represents the residual amount of the total purchase price of $17.7 million after allocation to net assets and identifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of ARS. The Company acquired ARS to provide it with technology-driven market research capabilities for measuring the effectiveness of advertising creative content. The additional resources will allow the Company to create new products and tools for designing and measuring more effective advertising on TV, online, and cross media campaigns.

Definite-lived intangible assets of $9.5 million consist of the value assigned to ARS’s methodology and database, customer relationships and trade name of $4.1 million, $4.1 million and $1.3 million, respectively. The useful lives range from two to ten years (see Note 2).

ARS made an Internal Revenue Code section 338(h)(10) election with respect to the acquisition transaction. With such an election, the Company has fair market value basis in the ARS assets and liabilities for both income tax and financial reporting purposes and no opening deferred tax balances. The Company finalized the accounting for the ARS Acquisition in the first quarter of 2011. The Company has included the financial results of ARS in its consolidated financial statements beginning February 19, 2010. Included in revenue for the period February 19, 2010 to December 31, 2010 was $18.1 million related to ARS.

Nexius, Inc.

On July 1, 2010, the Company completed its acquisition of Nexius, a leading a provider of carrier-grade mobile network analysis and intelligence solutions (the “Nexius Acquisition”).

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

The Nexius Acquisition resulted in a preliminary estimate of goodwill of approximately $14.0 million. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nexius. The Company finalized the accounting for the Nexius Acquisition in the second quarter of 2011. An additional $0.7 million was recorded to goodwill related to the final calculation of opening working capital and tax adjustments of Nexius, Inc. The Company acquired Nexius to solidify it as a leader in the mobile category. The Company has included the financial results of Nexius in its consolidated financial statements beginning July 1, 2010. Included in revenue for the period from July 1, 2010 to December 31, 2010 was $3.4 million related to Nexius.

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

Nedstat B.V.

On August 31, 2010, the Company completed its acquisition of Nedstat, a leading provider of technology that helps web sites, particularly publishers and video companies, analyze the behavior of their users with powerful analytic tools (the “Nedstat Acquisition”).

The aggregate amount of the consideration paid by the Company upon the closing of the transaction was approximately $34.4 million in cash and an aggregate of 58,045 shares of the Company’s common stock valued at $1.1 million was issued to two key shareholders of Nedstat.

The Nedstat Acquisition resulted in a preliminary estimate of goodwill of approximately $21.0 million. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nedstat. During the second quarter of 2011 the Company recorded an additional $0.1 million in goodwill associated with an adjustment to the fair value of acquired deferred revenue related to the acquisition of Nedstat B.V. During the third quarter of 2011, the Company finalized its purchase accounting for the acquisition of Nedstat B.V., and no additional adjustments were recorded.

The Company acquired Nedstat to help transform the Company into a broad based “Digital Business Analytics company” and solidify its Unified Digital Measurement platform. The Company has included the financial results of Nedstat in its consolidated financial statements beginning September 1, 2010. Included in revenue for the period from August 31, 2010 to December 31, 2010 was $3.6 million related to Nedstat.

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

2011 Acquisitions

AdXpose, Inc.

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

The acquisition of AdXpose resulted in a preliminary estimate of goodwill of approximately $16.0 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. The amount recorded as goodwill is consistent with the Company’s intentions for the acquisition of AdXpose. The Company acquired AdXpose to enhance its capabilities in the marketplace for highly effective advertising campaign measurement.

Definite-lived intangible assets of $0.9 million consist of the value assigned to AdXpose’s developed technology, customer relationships, and trade name of $0.7 million, $0.1 million and $0.1 million, respectively. These intangible assets have been assigned useful lives of five, three and one and a half years, respectively.

The Company is in the process of evaluating the opening balance sheet for deferred tax related items and may continue to adjust the preliminary purchase price allocation after obtaining more information about deferred tax assets acquired and deferred tax liabilities assumed. The Company has included the financial results of AdXpose in its consolidated financial statements beginning August 11, 2011. Included in revenue for the period from August 11, 2011 to December 31, 2011 was $1.5 million related to AdXpose.

The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$515
Accounts Receivables, net	442
Prepaid expenses and other current assets	72
Property and equipment, net	164
Deferred tax asset	2,265
Accounts Payable	(46)
Accrued expenses	(578)
Deferred tax liability	(365)

Net tangible assets acquired	2,469
Definite-lived intangible assets acquired	925
Goodwill	16,027

Total estimated purchase price	$19,421

Pro Forma Adjusted Summary

The results of AdXpose, Nexius and Nedstat’s operations have been included in the Consolidated Financial Statements subsequent to the acquisition dates.

The unaudited financial information provided below summarizes the combined results of operations of the Company and AdXpose, Nexius and Nedstat on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The unaudited pro forma adjusted summary combines the historical results for the Company for the periods presented with the historical results for AdXpose, Nexius and Nedstat over the same periods. The pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s financial position or results of operations, which would actually have been obtained had such transaction been completed as of the date or for the periods presented, or of the financial position or results of operations that may be obtained in the future.

	Year Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Revenues	$234,095	$189,704
Net loss	$(17,468)	$(12,504)
Basic loss per share to common stockholders	$(0.53)	$(0.39)
Diluted loss per share to common stockholders	$(0.53)	$(0.39)

4.	Investments and Fair Value Measurements

As of December 31, 2010, the Company had $2.8 million in long-term investments, respectively, consisting of four separate auction rate securities with a par value of $4.3 million. These securities were sold in July 2011 for $2.6 million. In connection with the sale of these securities, the Company recorded a realized gain of $0.2 million.

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

There were no gross unrealized losses related to available-for-sale securities as of December 31, 2010.

Cash equivalents have original maturity dates of three months or less. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term Investments
Balance on December 31, 2010	$2,819
Proceeds from sale of auction rate securities	(2,591)
Unrealized gains previously included in other comprehensive income	(439)
Realized gains on the sale of auction rate securities	211

Balance on December 31, 2011	$—

5.	Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31,
	2011	2010
	(In thousands)
Computer equipment	$31,058	$26,034
Computer software	9,547	9,564
Office equipment and furniture	3,710	3,611
Automobiles	1,451	1,210
Leasehold improvements	10,619	9,940

	56,385	50,359
Less: accumulated depreciation and amortization	(28,113)	(21,722)

	$28,272	$28,637

During the years ended December 31, 2011 and 2010, the Company capitalized $0.3 million and $0.4 million, respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Reston and Toronto office leases (see Note 8).

Property, equipment and automobiles financed through capital lease obligations totaled $13.3 million for hardware, $4.2 million for software and $1.4 million for automobiles at December 31, 2011. Property, equipment and automobiles financed through capital lease obligations totaled $8.3 million for hardware, $3.9 million for software and $1.2 million for automobiles at December 31, 2010. At December 31, 2011 and 2010, accumulated depreciation related to property and equipment financed through capital leases totaled $7.2 million and $1.8 million, respectively. The capital lease associated with $3.1 million of assets expired and ownership transferred to the Company during the fourth quarter of 2009.

For the years ended December 31, 2011, 2010 and 2009, total depreciation expense was $12.2 million, $8.4 million and $6.5 million, respectively.

6.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the year ended December 31, 2011 is as follows (in thousands):

Balance as of December 31, 2010	$86,217
Acquisition of AdXpose	16,027
Nexius, Inc. net working capital and tax adjustments	689
Nedstat acquired deferred revenue adjustments	103
Translation adjustments	(698)

Balance as of December 31, 2011	$102,338

Certain of the Company’s intangible assets are recorded in Euros, British Pounds and the local currencies of our South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. As discussed in Note 9, the Company acquired $11.0 million in patents during 2011. The carrying values of the Company’s amortized acquired intangible assets are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$11,244	$(3,307)	$7,937	$10,157	$(1,633)	$8,524
Customer relationships	38,157	(7,698)	30,459	38,471	(3,140)	35,331
Panel	1,615	(826)	789	1,615	(597)	1,018
Intellectual property	13,561	(918)	12,643	2,561	(662)	1,899
Trade names	4,107	(2,821)	1,286	4,069	(581)	3,488

	$68,684	$(15,570)	$53,114	$56,873	$(6,613)	$50,260

Amortization expense related to intangible assets was approximately $9.3 million, $4.5 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average remaining amortization period by major asset class as of December 31, 2011, is as follows:

(In years)
Acquired methodologies/technology	5.5
Customer relationships	7.5
Panel	3.4
Intellectual property	9.2
Trade names	2.2

The estimated future amortization of acquired intangible assets as of December 31, 2011 is as follows:

(In thousands)
2012	$8,960
2013	8,310
2014	8,131
2015	7,134
2016	6,147
Thereafter	14,432

$53,114

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
	(In thousands)
Income, sales and other taxes	$5,789	$3,212
Payroll and related	5,734	4,411
Stock-based compensation	5,029	1,099
Cost of revenues	3,526	1,943
Professional fees	3,128	1,072
Other	2,685	3,560

	$25,891	$15,297

8.	Long-term Debt and Other Financing Arrangement

Capital Leases

The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $15.0 million. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. This arrangement expires December 31, 2012. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2012	$6,785
2013	5,509
2014	1,348
2015	41
2016	—

Total minimum lease payments	13,683
Less amount representing interest	(702)

Present value of net minimum lease payments	12,981
Less current portion	(6,305)

Capital lease obligations, long-term	$6,676

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

As of December 31, 2011 and February 21, 2012, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.

The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. As of December 31, 2011, $2.8 million in letters of credit were outstanding, leaving $7.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

9. Commitments	and Contingencies

Leases

In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2012	$6,767
2013	7,189
2014	7,932
2015	8,033
2016	8,164
Thereafter	39,540

Total minimum lease payments	$77,625

Total rent expense, under non-cancellable operating leases, was $6.7 million, $5.6 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2011 and 2010, the Company recorded $0.3 million and $0.4 million, respectively, of deferred rent and capitalized assets as a result of landlord allowances in connection with its Reston and Toronto office leases. The deferred rent will be applied to rent expense recognized by the Company over the lease terms.

Contingencies

On March 16, 2011, the Company received notice that The Nielsen Company (US) LLC (“Nielsen”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Virginia alleging, among other things, infringement by the Company of certain patent rights of Nielsen. Nielsen’s complaint sought unspecified damages and injunctive relief.

On March 22, 2011, the Company filed a lawsuit against Nielsen and Netratings, LLC d/b/a Nielsen Online (“Netratings”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain patent rights of the Company by Nielsen and Netratings. The Company’s complaint sought unspecified damages and injunctive relief.

On December 20, 2011, the Company entered into a Patent Purchase, License and Settlement Agreement (the “Patent Purchase Agreement”) with Nielsen and NetRatings in order to resolve the Litigation. In connection with the Patent Purchase Agreement, the Company and Nielsen entered into a Purchase Agreement (the “Stock Purchase Agreement”) and a Voting Agreement (the “Voting Agreement”, and together with the Patent Purchase

Agreement and the Stock Purchase Agreement, the “Settlement Documents”). Pursuant to the Settlement Documents, and subject to retained rights by Nielsen, the Company acquired ownership of the four Nielsen families of patents asserted in litigation. The Company also granted Nielsen worldwide licenses for the families of the four patents the Company asserted in litigation. Both parties agreed not to bring any patent action against the other for the next three years. In addition, the Company issued Nielsen 974,358 shares of the Company’s common stock, subject to certain restrictions.

The Company performed a valuation analysis to determine the fair value of the various elements included within the Settlement Documents. The Company determined the fair value of the consideration given to Nielsen in the form of restricted common stock to be $16.2 million. The fair value of the restricted common stock was determined by factoring in an appropriate discount to the current market price associated with the one year holding period that was placed on the common stock. The discount associated with this lack of marketability was estimated based on the cost to hedge the issued shares with a put option. The put option was valued using the Black-Scholes Option Pricing Model. The Company then determined the fair value of the acquired patents and the litigation settlement to be $26.0 million and $12.2 million, respectively, using the relief from royalty method, which is an income approach, to determine the present value of expected future cash flows and cash flows during the period of claimed patent infringement.

The fair value of the elements in the arrangement exceeded the fair value of the consideration paid. As such, the Company allocated the consideration paid to the elements based on relative fair value, resulting in $11.0 million allocated to the acquired patents and $5.2 million allocated to the litigation settlement. The $11.0 million allocated to the acquired patents will be amortized over the remaining legal life of the various patents acquired, with approximately 50% of the value being amortized through July 2018 and the other 50% being amortized through September 2024.

On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, the Company believes that they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time and the Company currently does not believe that a material loss has been incurred.

From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

10.	Income Taxes

The components of (loss) income before income tax for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In thousands)
Domestic	$(10,106)	$3,675	$12,331
Foreign	(8,658)	(5,428)	(2,424)

	$(18,764)	$(1,753)	$9,907

Income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$140	$341	$457
State	182	261	246
Foreign	1,060	1,159	139

Total	1,382	1,761	842
Deferred:
Federal	(3,492)	656	4,744
State	(832)	141	285
Foreign	(32)	(2,735)	67

Total	(4,356)	(1,938)	5,096

Income tax (benefit) provision	$(2,974)	$(177)	$5,938

A reconciliation of the statutory United States income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3	(15.0)	3.5
Nondeductible items	(5.7)	(35.2)	8.2
Foreign rate differences	(5.4)	(40.7)	2.0
Change in statutory tax rates	(0.6)	—	—
Change in valuation allowance	(8.9)	139.0	6.9
Stock compensation shortfalls	0.0	(18.9)	7.7
True-ups and other adjustments	0.1	(31.6)	(1.0)
Tax credits	0.0	—	(3.2)
Foreign tax withholding	(0.6)	(11.0)	—
Uncertain tax positions	(0.3)	(11.5)	0.8

Effective tax rate	15.9%	10.1%	59.9%

The Company recognized income tax benefit of approximately $3.0 million during the year ended December 31, 2011, which is comprised of current tax expense of $0.3 million related to federal alternative minimum tax and state income tax liabilities and $1.1 million of foreign income tax expense, and a deferred tax benefit of approximately $4.4 million related to temporary differences between the tax treatment and financial reporting treatment for certain items, most notably the Nielsen transaction.

The Company recognized income tax benefit of approximately $0.2 million during the year ended December 31, 2010, which is comprised of current tax expense of $0.6 million related to federal alternative minimum tax and state income tax liabilities and $1.2 million of foreign income tax expense, and deferred tax benefit of approximately $1.9 million related primarily to the reduction in the deferred tax asset valuation allowance.

The Company recognized income tax expense of approximately $5.9 million during the year ended December 31, 2009, which is comprised of current tax expense of $0.7 million related to federal alternative minimum tax and state income tax liabilities and $0.1 million of foreign income tax expense, and deferred tax expense of approximately $5.1 million related primarily to the utilization of net operating losses during the year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,822	$18,716
Capital loss carryforwards	747	89
Tax credits	1,817	1,497
Allowance for doubtful accounts	600	521
Accrued salaries and benefits	500	343
Deferred revenues	809	503
Capital leases	4,202	3,639
Deferred compensation	7,167	4,366
Deferred rent	3,275	3,386
Other	654	1,304

Gross deferred tax assets	35,593	34,364
Valuation allowance	(2,741)	(1,027)

Net deferred tax assets	32,852	33,337
Deferred tax liabilities:
Intangible assets	(4,774)	(10,704)
Property and equipment	(4,907)	(4,839)
Prepaid maintenance	(171)	(445)
Other	(231)	(208)

Total deferred tax liabilities	(10,083)	(16,196)

Net deferred tax asset	$22,769	$17,141

As of December 31, 2011 and 2010, the Company had valuation allowances of $2.7 million and $1.0 million, respectively, against certain deferred tax assets, which consisted primarily of net operating loss carryforwards.

As of December 31, 2011, the Company concluded that it was not more-likely-than-not that a substantial portion of its Netherlands deferred tax assets would be realized and determined that it was appropriate to establish a valuation allowance of $1.3 million against its Netherlands deferred tax assets. In making that determination, the Company considered the losses incurred in the Netherlands during 2011 and in prior years and the uncertainty regarding the future profitability of the Netherlands operations. The Company also concluded that it was not more-likely-than-not that a substantial portion of its deferred tax assets in certain other foreign jurisdictions would be realized and that an increase to the valuation allowance was necessary. In making that determination, the Company considered the losses incurred in these foreign jurisdictions during 2010, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations currently in start-up phase. As a result, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $0.4 million.

As of December 31, 2010, the Company concluded that it was more likely than not that a substantial portion of its UK deferred tax assets would be realized and determined that it was appropriate to release the entire valuation allowance of $2.8 million in the fourth quarter. In making that determination, the Company considered the profitability of the UK entity achieved in 2010 and prior years, coupled with the timing of the reversal of taxable temporary differences and the forecasted profitability in future years. The Company also concluded that it was not more likely than not that a substantial portion of its deferred tax assets in certain other foreign jurisdictions would be realized and that an increase to the valuation allowance was necessary. In making that determination, the Company considered the losses incurred in these foreign jurisdictions during 2010, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations currently in start-up phase. As a result, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $0.3 million.

The valuation allowance as of December 31, 2011 of $2.7 million relates to the deferred tax assets (primarily net operating loss carryforwards) of the foreign subsidiaries that are either loss companies or are in their start-up phases and the U.S. capital loss carryforwards. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.

The following is a summary of activities in the deferred tax asset valuation allowance for the fiscal years indicated:

	December 31,
	2011	2010
	(In thousands)
Deferred Tax Valuation Allowance
Beginning Balance	$(1,027)	$(3,550)
Additions	(1,763)	(326)
Reductions	49	2,849

Ending Balance	$(2,741)	$(1,027)

As of December 31, 2011, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $50.8 million and $36.9 million, respectively. As of December 31, 2010, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $51.9 million and $37.3 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2013 for state income tax purposes. At December 31, 2011, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $30.6 million, which begins to expire in 2013. In addition, at December 31, 2011, the Company had alternative minimum tax credit carryforwards of $1.5 million which can be carried forward indefinitely and research & development credit carryforwards of $0.7 million which begin to expire in 2025.

The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2011 and 2010 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2011 and December 31, 2010, the cumulative amounts of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above are $26.4 million and $16.6 million, respectively. During the year ended December 31, 2011, the Company recognized windfall tax benefits of approximately $0.2 million related to certain state tax jurisdictions, which were recorded as an increase to additional paid-in capital.

During the years ended December 31, 2011 and 2010, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent relevant windfall tax benefits have been previously recognized. As described above, the Company recognized a portion of the windfall tax benefits in 2011 and recorded an increase to additional paid-in capital. Therefore, the impact of the shortfalls totaling $0.1 million has not been included in income tax expense but has reduced additional paid-in capital for the year ended December 31, 2011. As of December 31, 2010, the Company had not yet recognized windfall tax benefits because the tax benefits had not resulted in a reduction of current taxes payable. Therefore, the impact of the shortfalls totaling $0.9 million was included in income tax expense for the year ended December 31, 2010. Looking forward the Company cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

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

The Company intends to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2011, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $2.6 million.

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As a result, the Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. As of December 31, 2011, 2010 and 2009, the Company had unrecognized tax benefits of $1.4 million, $2.4 million and $1.2 million, respectively, all of which would affect the Company’s tax rate if recognized. The Company anticipates that approximately $0.1 million of unrecognized tax benefits will reverse during the next year due to the filing of related tax returns and the expiration of statutes of limitation. The net decrease in the liability for unrecognized income tax benefits since the date of adoption resulted from the following:

	December 31,
	2011	2010	2009
	(In thousands)
Unrecognized tax benefits beginning balance	$2,376	$1,198	$240
Increase related to tax positions of prior years	1	121	29
Increase related to acquired tax positions recorded through purchase accounting	1	997	864
Increase related to tax positions of the current year	17	60	65
Decrease related to tax positions of prior years	(959)	0	0
Decrease due to settlements	(42)	0	0
Decrease due to lapse in statutes of limitations	(8)

Unrecognized tax benefits ending balance	$1,386	$2,376	$1,198

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2011, the amount of accrued interest and penalties on unrecognized tax benefits was $0.6 million. As of December 31, 2010, the amount of accrued interest expense on unrecognized tax benefits was $0.8 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2008 or state and local tax examinations by tax authorities for years before 2007, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

11.	Stockholders’ Equity

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2011 and December 31, 2010, the Plans provided for the issuance of a maximum of approximately 7.2 million shares and 5.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2011, the shares available for grant increased 1,260,942 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of December 31, 2011, a total of 2,121,449 shares were available for future grant under the 2007 Plan.

The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.

During 2011 and 2010, the Company granted market based stock options and restricted stock units. These awards are subject to market-based vesting, whereby 100% of the shares subject to the awards will vest in the event that the Company’s common stock closing price exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012 (the “Trigger”). 50% of the shares subject to the awards will vest upon achievement of the Trigger and the remaining 50% of the shares subject to the awards will vest on the one year anniversary of the achievement of the Trigger, subject to the employee’s continued status as a service provider of the Company through such dates. During years ended December 31, 2011 and 2010, the Company recorded compensation expense related to these market based awards of $3.1 million and $3.8 million, respectively.

The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2010 and a discussion of the Company’s assumptions. No stock options were issued during the years ended December 31, 2011 or December 31, 2009.

Year Ended December 31,
2010
(In thousands)
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

The weighted average grant date fair value of options granted during 2010 was $18.21. No options were granted during 2011 or 2009. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 were less than $0.1 million, $0.1 million and $0.5 million, respectively.

A summary of the Plans is presented below:

	Number of shares	Weighted- Average Exercise Price
Options outstanding December 31, 2008	1,453,370	$2.26
Options granted	—	—
Options exercised	420,583	2.19
Options forfeited	36,689	7.01
Options expired	2,819	4.87

Options outstanding December 31, 2009	993,279	2.11
Options granted	1,043,045	18.21
Options exercised	308,084	3.22
Options forfeited	5,628	9.65
Options expired	9,447	4.72

Options outstanding December 31, 2010	1,713,165	11.68
Options granted	0	0.00
Options exercised	203,894	1.82
Options forfeited	82	9.29
Options expired	1,670	5.91

Options outstanding December 31, 2011	1,507,519	$13.02

Options exercisable at December 31, 2011	464,451	$1.38

The following table summarizes information about options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.25 - $2.50	369,023	$0.41	2.03	369,023	$0.41	2.03
$2.51 - $13.66	95,451	$5.14	4.22	95,428	$5.14	4.22
$13.67 - $18.21	1,043,045	$18.21	3.34	—	$—	—

	1,507,519	$13.02	3.07	464,451	$1.38	2.45

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $3.6 million, $4.7 million and $4.3 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2011 was $12.3 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2011 was $9.2 million. The weighted average remaining contractual life for all options outstanding and all options exercisable under the Company’s stock plans as of December 31, 2011 was 3.07 years and 2.45 years, respectively. As of December 31, 2011, total unrecognized compensation expense related to non-vested stock options granted prior to that date is estimated at $0.3 million, which the Company expects to recognize over a weighted average period of approximately 0.16 years. Total unrecognized compensation expense is estimated and may be increased or decreased in future periods for subsequent grants or forfeitures.

Our nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. During the year ended December 31, 2011, 35,831 forfeited shares of restricted stock have been repurchased by the Company at no cost and subsequently retired. A summary of the status for nonvested stock awards as of December 31, 2011 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2008	1,043,101	96,673	1,139,774	$18.53
Granted	1,170,380	138,895	1,309,275	10.22
Vested	393,764	27,338	421,102	16.37
Forfeited	220,434	21,411	241,845	17.38

Nonvested at December 31, 2009	1,599,283	186,819	1,786,102	$13.11
Granted	991,379	333,153	1,324,532	17.13
Vested	856,964	88,559	945,523	13.75
Forfeited	142,176	26,342	168,518	13.67

Nonvested at December 31, 2010	1,591,522	405,071	1,996,593	$15.43
Granted	681,674	243,983	925,657	25.39
Vested	751,873	116,863	868,736	16.01
Forfeited	135,903	113,097	249,000	19.02

Nonvested at December 31, 2011	1,385,420	419,094	1,804,514	$19.75

The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2011 was $38.5 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2011 was 2.02 years.

We granted nonvested stock awards at no cost to recipients during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $20.7 million, which the Company expects to recognize over a weighted average period of approximately 1.52 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Of the 868,736 shares of the Company’s restricted stock and restricted stock units vesting during the year ended December 31, 2011, the Company repurchased 289,637 shares at an aggregate purchase price of approximately $7.4 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.

Common Stock Warrants

In prior years, the Company had granted an aggregate of 403,368 warrants to purchase common stock. The common stock warrants began to expire in February 2006 through to April 2015 with exercise prices ranging from $3.00 to $24.50. As of December 31, 2011 and 2010, warrants to purchase 24,375 shares of common stock were outstanding.

Shares Reserved for Issuance

At December 31, 2011, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,063,753
Common stock reserved for outstanding options and restricted stock units	1,926,613
Common stock reserved for outstanding warrants	24,375

4,014,741

Unregistered Sales of Equity Securities

On December 20, 2011, in connection with the execution of the Settlement Documents, as more fully described in footnote 9, the Company issued a total of 974,358 unregistered shares of comScore common stock as consideration.

On August 11, 2011, in connection with its purchase of all the outstanding capital stock of AdXpose, the Company issued a total of 982,285 unregistered shares of comScore common stock as consideration for such acquisition.

On July 1, 2010, in connection with its purchase of all the outstanding capital stock of Nexius, the Company issued a total of 158,070 unregistered shares of comScore common stock as partial consideration for such acquisition.

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

12.	Employee Benefit Plans

The Company has a 401(k) Plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. Since the Company had suspended the employer match effective January 1, 2009, the Company did not make any employer contributions during the year ended December 31, 2009. Effective January 1, 2010, the Company reinstated the employer match and made approximately $0.4 million and $0.3 million in contributions to the 401(k) Plan for the years ended December 31, 2011 and 2010, respectively.

13.	Geographic Information

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$172,311	$142,312	$108,017
Europe	35,797	15,813	11,553
Canada	9,859	7,968	6,192
Other	14,425	8,906	1,978

Total Revenues	$232,392	$174,999	$127,740

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2011	2010
	(In thousands)
United States	$22,834	$22,627
Europe	4,526	5,221
Canada	344	411
Other	568	378

Total	$28,272	$28,637

14. Quarterly	Financial Information (Unaudited)

	Three Months Ended
	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(In thousands, except share and per share data)
Revenues	$62,586	$58,759	$58,095	$52,952
Cost of revenues (1)	19,102	19,560	19,302	17,139
Selling and marketing (1)	20,073	20,330	19,717	18,169
Research and development (1)	8,099	9,219	8,833	7,899
General and administrative (1)	11,651	12,568	13,977	10,318
Amortization	2,415	2,458	2,434	1,994
Settlement of litigation	5,175	—	—	—

Total expenses from operations	66,515	64,135	64,263	55,519

(Loss) from operations	(3,929)	(5,376)	(6,168)	(2,567)
Interest and other (expense) income, net	(169)	(143)	(124)	(89)
Gain (loss) from foreign currency	(320)	(342)	102	150
Gain on sale of marketable securities	—	211	—	—

(Loss) before income taxes	(4,418)	(5,650)	(6,190)	(2,506)
Benefit (provision) for income taxes	1,129	1,712	(2,039)	2,172

Net (loss)	$(3,289)	$(3,938)	$(8,229)	$(334)

Net (loss) available to common stockholders per common share:
Basic	$(0.10)	$(0.12)	$(0.26)	$(0.01)
Diluted	$(0.10)	$(0.12)	$(0.26)	$(0.01)
Weighted-average number of shares used in per share calculations:
Basic	33,159,350	32,492,939	31,832,105	31,656,904
Diluted	33,159,350	32,492,939	31,832,105	31,656,904
(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$395	$514	$605	$462
Selling and marketing	2,202	2,291	2,066	1,953
Research and development	394	536	627	431
General and administrative	1,829	2,069	2,208	2,678

	Three Months Ended
	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(In thousands, except share and per share data)
Revenues	$51,195	$45,703	$41,962	$36,139
Cost of revenues (1)	15,477	13,743	12,374	10,359
Selling and marketing (1)	17,712	16,319	12,892	12,718
Research and development (1)	7,988	7,254	6,088	5,047
General and administrative (1)	9,376	10,204	8,167	6,206
Amortization	1,989	1,380	658	507

Total expenses from operations	52,542	48,900	40,179	34,837

(Loss) income from operations	(1,347)	(3,197)	1,783	1,302
Interest and other (expense) income, net	(64)	(37)	40	114
Loss from foreign currency	(135)	(83)	(12)	(117)
Gain on sale (impairment) of marketable securities	—	—	—	—

(Loss) income before income taxes	(1,546)	(3,317)	1,811	1,299
Benefit (provision) for income taxes	1,051	1,182	(986)	(1,070)

Net (loss) income	$(495)	$(2,135)	$825	$229

Net (loss) income available to common stockholders per common share:
Basic	$(0.02)	$(0.07)	$0.03	$0.01
Diluted	$(0.02)	$(0.07)	$0.03	$0.01
Weighted-average number of shares used in per share calculations:
Basic	31,449,665	31,223,077	30,965,800	30,630,461
Diluted	31,449,665	31,223,077	31,736,718	31,475,136
(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$449	$569	$246	$230
Selling and marketing	1,882	2,079	1,037	1,219
Research and development	590	699	315	264
General and administrative	2,938	2,407	1,889	961

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective at December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, which audits our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011 included at the end of this section.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of comScore, Inc.

We have audited comScore, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). comScore, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, comScore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of comScore, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of comScore, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 22, 2012

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Coumn (a)) (c)
Equity compensation plans approved by securityholders	1,950,988		$10.07	2,063,753	(1)
Equity compensation plans not approved by security holders	—		—	—

Total	1,950,988	$		2,063,753

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

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

(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document

2 .1(1)	Stock Purchase Agreement by and amoung the Registrant, Nexius, Inc., the Shareholders of Nexius, Inc. and Nabil Taleb, as representative of the Sellers, dated July 1, 2010. (Exhibit 2.1)*

2 .2(1)	Equity Purchase Agreement by and amoung the Registrant, CS Worldnet Holdings B.V., Nedstat B.V., the equity holders of Nedstat B.V. and Stichting Sellers Nedstat, as the representative of the Sellers, dated August 31, 2010. (Exhibit 2.2)*

2 .3(2)	Amended and Restated Agreement and Plan of Merger by and among comScore, Inc., CS Ad Solutions, LLC, AdXpose, Inc., Draper Associates, L.P., Draper Fisher Jurvetson Fund IX, L.P., Draper Fisher Jurvetson Partners IX, LLC and Draper Fisher Jurveston Fund IX, L.P., as Stockholder Representative dated August 11, 2011 (Exhibit 2.1)*

3 .1(3)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3 .2(3)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4 .1(3)	Specimen Common Stock Certificate (Exhibit 4.1)

4 .2(3)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)

4 .3(3)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)

10 .1(3)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10 .2(4)	1999 Stock Plan (Exhibit 4.2)

10 .3(3)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)

10 .4(3)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)

10 .5(3)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)

10 .6(5)	2007 Equity Incentive Plan, as amended and restated June 8, 2011 (Exhibit 10.1)

10 .7(3)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10 .8(3)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10 .9(3)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10 .10(3)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)

10 .11(3)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)

10 .12(6)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10 .14(7)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)

10 .15(8)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

10 .16(5)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)

10 .17(9)	Summary of 2011 Executive Compensation Bonus Policy (Exhibit 10.1)

10 .18(10)	Credit and Security Agreement by and between comScore, Inc. and Bank of America, N.A. dated June 30, 2011 (Exhibit 10.2)

Exhibit No.	Exhibit Document

10 .19(11)	Patent Purchase, License and Settlement Agreement by and among the Company, Nielsen and NetRatings dated December 20, 2011 (Exhibit 10.1)

10 .20(11)	Purchase Agreement by and among the Company and Nielsen dated December 20, 2011(Exhibit 10.2)

10 .21(11)	Voting Agreement by and among the Company and Nielsen dated December 20, 2011 (Exhibit 10.3)

21 .1	List of Subsidiaries

23 .1	Consent of Ernst & Young

24 .1	Power of Attorney (see signature page)

31 .1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document+

101.2	XBRL Taxonomy Extension Schema Document+

101.3	XBRL Taxonomy Extension Calculation Linkbase Document+

101.4	XBRL Taxonomy Extension Definition Linkbase Document+

101.5	XBRL Taxonomy Extension Label Linkbase Document+

101.6	XBRL Taxonomy Extension Presentation Linkbase Document+

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2010 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed August 12, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(4)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed July 27, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K

(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(7)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(9)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed May 2, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(10)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(11)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed December 21, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ MAGID M. ABRAHAM, PH.D.
Magid M. Abraham, Ph.D.
President, Chief Executive Officer and Director

February 22, 2012

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

Signature	Title	Date

/S/ MAGID M. ABRAHAM, PH.D. Magid M. Abraham, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/s/ KENNETH J. TARPEY Kenneth J. Tarpey	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2012

/S/ GIAN M. FULGONI Gian M. Fulgoni	Executive Chairman of the Board of Directors	February 22, 2012

/s/ GARETH CHANG Gareth Chang	Director	February 22, 2012

/S/ JEFFREY GANEK Jeffrey Ganek	Director	February 22, 2012

/S/ WILLIAM J. HENDERSON William J. Henderson	Director	February 22, 2012

/S/ WILLIAM KATZ William Katz	Director	February 22, 2012

Signature	Title	Date

/s/ RONALD J. KORN Ronald J. Korn	Director	February 22, 2012

/S/ JARL MOHN Jarl Mohn	Director	February 22, 2012