Form 10-K/A
period 2011-12-31
COMSCORE, INC.
filed 2012-04-27
CIK 1158172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33520

COMSCORE, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1955550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11950 Democracy Drive, Suite 600

Reston, Virginia 20190

(Address of principal executive offices)

(703) 438-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 26, 2012, there were 35,337,085 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission, or SEC, on February 22, 2012 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2011, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.

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

COMSCORE, INC.

AMENDMENT NO. 1

to

ANNUAL REPORT ON FORM 10-K/A

FOR THE PERIOD ENDED DECEMBER 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our executive officers and directors as of March 31, 2012:

Name	Age	Position
Magid M. Abraham, Ph.D.	53	President, Chief Executive Officer and Director
Gian M. Fulgoni	64	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	59	Chief Financial Officer
Gregory T. Dale	42	Executive Vice President, International
Christiana L. Lin	42	Executive Vice President, General Counsel and Chief Privacy Officer
Serge Matta	38	President, Mobile and Operator Solutions
Gareth Chang(1)	69	Director
Jeffrey Ganek(2)	59	Director
William J. Henderson(2)(3)	64	Director
William Katz(1)(3)	57	Director
Ronald J. Korn(2)	71	Director
Jarl Mohn(1)(3)	60	Director

(1)	Member of nominating and governance committee
(2)	Member of audit committee
(3)	Member of compensation committee

Executive Officers and Executive Directors

Magid M. Abraham, Ph.D., one of our co-founders, has served as our President, Chief Executive Officer and as a Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. In 2008, Dr. Abraham was inducted into the Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year in the Washington DC area. In 2009 he received the AMA’s Parlin Award, a preeminent national honor recognizing one individual annually who has demonstrated “outstanding leadership and sustained impact on advancing the evolving profession of marketing research over an extended period of time.” Dr. Abraham received the Paul Green Award and the William F. O’Dell Award from the American Marketing Association for an article that he co-authored in the Journal of Marketing Research. He received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France. Dr. Abraham’s leadership position at comScore, his management abilities and experience, and his extensive knowledge of our industry qualify him to serve as a member of our Board of Directors.

Gian M. Fulgoni, one of our co-founders, has served as our Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of the Advertising Research Foundation, an industry research organization, since 2008. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. In 1991 and again in 2004, Mr. Fulgoni was named an Illinois Entrepreneur of the Year, the only person to have twice received the honor. In 1992, he received the Wall Street Transcript Award for outstanding contributions as Chief Executive Officer of Information Resources, Inc. in enhancing the overall value of that company to the benefit of its shareholders. In 2008, Mr. Fulgoni was inducted into the Chicago Entrepreneur Hall of Fame and was named an Ernst & Young Entrepreneur of the Year. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester. Mr. Fulgoni brings strategic vision to our Board of Directors with his extensive knowledge of comScore and his experience as a director at other technology companies.

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

Gregory T. Dale has served as our EVP, International since March 2012. Prior to that, he served as our Chief Operating Officer from August 2009 until March 2012, as our Vice President, Product Management from September 1999 until October 2000 and as our Chief Technology Officer from October 2000 until August 2009. Prior to joining us, he served as Vice President of Client Service at Paragren Technologies, Inc., a company that specialized in enterprise relationship marketing. He holds a B.S. in Industrial Management from Purdue University.

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

Serge Matta has served as our President, Mobile and Operator Solutions since March 2012. Prior to his appointment, Mr. Matta served in various senior positions at comScore, including most recently, as Executive Vice President, overseeing the Company’s worldwide Telecommunications and Mobile practice. Prior to joining the Company in 2000, Mr. Matta held positions at MicroStrategy within the consulting group. Mr. Matta holds a B.S. degree in Finance from George Mason University and an M.B.A. from American University.

Non-Executive Directors

Gareth Chang has served as a director since September 2011. Mr. Chang is Chairman and Chief Executive Officer of Towona Media, a China-based digital media provider. In addition, he serves as Chairman and Managing Partner of GC3 & Associates International, a management consulting and private investment firm specializing in strategic planning and the execution of technology and media enterprises. Mr. Chang previously served as Executive Chairman of Netstar Group Holding Company, an Asian Pacific networking system integration company from 2003 to 2010. From 1998 to 2000, Mr. Chang was Chairman and Chief Executive Officer of News Corporation’s Star TV Group, the leading multi-channel satellite television network providing access to more than 300 million viewers across Asia, the Indian sub-continent, and the Middle East. He has also served in senior executive roles at Hughes Electronics and McDonnell Douglas. Mr. Chang previously served on the boards of directors of Apple Computer, Inc., Agile Software Corporation, DirectTV, News Corporation and Palm, Inc., and he is currently on the board of directors of NeuStar, Inc. Mr. Chang holds a B.A. from California State University-Fullerton and an M.B.A. from Pepperdine University. Mr. Chang brings leadership expertise and knowledge of the technology industry to the Board of Directors, which he has gained through his experience as an executive and director of technology companies.

Jeffrey Ganek has served as a director since May 2008. From December 1999 until November 2010, Mr. Ganek also served as chairman of the board of directors and chief executive officer of NeuStar, Inc., which provides clearinghouse services to the telecommunications industry. From December 1995 to December 1999, Mr. Ganek was Senior Vice President and Managing Director of Communications Industry Services at Lockheed Martin, an advanced technology company. From 1993 to 1995, he was Vice President — Asia Operations for Global TeleSystems Group, a communications service provider in Europe and Asia. From 1991 to 1993, Mr. Ganek was Vice President of Marketing at GTE Spacenet, a satellite communications service provider. From 1985 to 1991, he was Director of Marketing and Corporate Development at MCI Communications Corporation, a telecommunications company. From 1976 to 1985, he held management positions at AT&T, a telecommunications company, in Corporate Development, Marketing and Finance. Mr. Ganek holds an M.S. in Public Policy and Management and a B.S. in Economics from Carnegie-Mellon University. Mr. Ganek has more than 30 years of experience in the communications and technology industries, and he brings broad strategic vision to our Board of Directors.

William J. Henderson has served as a director since August 2001. Mr. Henderson was the 71st Postmaster General of the United States. He served in that position from May 1998 until his retirement in May 2001. Mr. Henderson also served as the Chief Operations Officer of Netflix, Inc. from January 2006 until February 2007. Mr. Henderson also currently serves on the board of directors of Acxiom Corporation, where he has been a director since June 2001. Mr. Henderson holds a B.S. from the University of North Carolina at Chapel Hill and served in the U.S. Army. Mr. Henderson brings to our Board of Directors his management experience as Postmaster General and his service as a director of the Company since 2001, which affords him unique perspectives on our growth and evolution.

William Katz has served as a director since June 2008. Since June 2004, Mr. Katz has also served as the chairman of the board of directors of Visible World Inc., a privately-held multimedia marketing services provider. From 1996 to 2004, Mr. Katz served as President and Chief Executive Officer of BBDO New York, the flagship office of BBDO Worldwide, the world’s third largest global agency network. Mr. Katz holds a B.A. in Business and Psychology from American University. Mr. Katz brings to the Board of Directors his management experience in the advertising and marketing industry.

Ronald J. Korn has served as a director since November 2005. Since 1991, he has served as the President of Ronald Korn Consulting, which provides business and marketing services. Mr. Korn served as a director, chairman of the audit committee, and member of the loan committee of Equinox Financial Corporation from 1999 until its acquisition in October 2005. Since 2002, he has served as a director, chairman of the audit committee and a member of the compensation and nominating and governance committees of PetMed Express, Inc., and since July 2003, he has served as a director, chairman of the audit committee and a member of the compensation committee of Ocwen Financial Corporation. Prior to that, Mr. Korn was a partner and employee of KPMG, LLP, from 1961 to 1991, where he was the managing partner of KPMG’s Miami office from 1985 until 1991. Mr. Korn holds a B.S. from the Wharton School of Business at the University of Pennsylvania and a J.D. from New York University Law School. Mr. Korn’s experience in financial matters and as a member of the audit committee of other companies provides the Board of Directors with financial management and accounting experience.

Jarl Mohn, also known as Lee Masters from his radio career, has served as a director since June 2008. Mr. Mohn has also served on the board of directors of Scripps Network Interactive since June 2008. From December 2003 until July 2008, Mr. Mohn served on the board of directors of CNET Networks, Inc., where he also served as non-executive chairman from October 2006 to July 2008. Mr. Mohn also previously served on the boards of directors of XM Satellite Radio, Inc. from May 2004 to July 2008 and the E.W. Scripps Company from 2002 until 2008. Mr. Mohn was the founding President of Liberty Digital Inc., a publicly traded subsidiary of Liberty Media Group involved in interactive television, cable television networks and Internet enterprises, and served as its Chief Executive Officer from June 1999 to March 2002. Prior to founding Liberty Digital, he was President and Chief Executive Officer of E! Entertainment Television. From 1986 to 1989, Mr. Mohn was Executive Vice President and General Manager of MTV and VH1. His professional career also includes twenty years in radio. Mr. Mohn attended Temple University, where he studied Mathematics and Philosophy. Mr. Mohn’s experience as an executive in the entertainment industry provides the Board of Directors with expertise in advertising and audience analytics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires that certain of our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Such executive officers, directors and greater than 10% holders are required to furnish us with copies of all of these forms that they file. Certain employees of our company hold a power of attorney to enable such individuals to file ownership and change in ownership forms on behalf of certain of our executive officers and directors.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2011, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met, except that the following reports, although filed, were not filed timely:

Date Filed	Form	Name(s) of Filer(s)	Description
February 23, 2011	4	Kenneth J. Tarpey	Filing related to transaction originally occurring on February 14, 2011.
March 23, 2011	4	Jason Parikh	Filing related to transaction originally occurring on March 10, 2011.
February 8, 2012	4	Ronald J. Korn	Filing related to transaction originally occurring on August 15, 2011.

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

DIRECTOR NOMINATIONS

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2011 annual meeting of stockholders.

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

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2011 are Magid M. Abraham, Kenneth J. Tarpey, Gian M. Fulgoni, Gregory T. Dale and Christiana L. Lin. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

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

2011 Compensation Actions

We provided stockholders a “say-on-pay” advisory vote on our executive compensation in 2011 under recently adopted rules under Section 14A of the Securities Exchange Act of 1934, as amended. At our 2011 Annual Meeting of Stockholders, stockholders expressed substantial support for the compensation of the Company’s NEOs, with nearly 80% of the votes cast for approval of the “say-on-pay” advisory vote. Our compensation committee carefully evaluated the results of the 2011 advisory vote, in connection with its evaluation of our executive compensation programs more generally. Taking into account the results of the say-on-pay vote, along with other factors such as our corporate business objectives and the compensation committee’s review of peer group data (as discussed in more detail below), the compensation committee did not make any changes to the Company’s executive compensation program and policies as a result of the 2011 “say-on-pay” advisory vote.

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

•

engaged outside compensation consultants to review our executive compensation practices and provide comparison to other opportunities in the marketplaces for our named executive officers in connection with setting compensation for our 2011 bonus target levels and 2011 fiscal year base salaries and equity-award levels.

Utilization of Outside Compensation Consultants

Consistent with the last several years, our compensation committee has selected and directly engaged the services of an independent executive compensation consulting firm, Compensia. The compensation committee originally selected Compensia in 2009 and has continued to retain Compensia because Compensia’s primary focus is on technology companies and because of its familiarity and experience in advising the compensation committees for the boards of directors of technology companies. No member of the compensation committee or any named executive officer has any affiliation with Compensia. Compensia has not performed any other work for us, and it has reported directly to the chairman of the compensation committee. Compensia is engaged to conduct an annual compensation study for the compensation committee of our board of directors, including without limitation, selection of a peer group, reporting on our compensation as compared to our peers, and providing recommendations to the compensation committee on adjustments to our compensation plans and approaches to support our compensation philosophy.

Fees of the Compensation Committee Consultants

The aggregate fees billed by Compensia for 2011 to provide advice or recommendations on the amount or form of executive and director compensation did not exceed $120,000 individually or in the aggregate. Compensia did not provide additional services to us or our affiliates during 2011.

Review of Compensation Policies for 2011 Fiscal Year

In the fourth quarter of 2010, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our compensation committee requested that Compensia review our direct compensation, including base salary, total cash compensation and total direct compensation. Also in 2010, our compensation committee requested that Compensia review our identified peer group and recommend appropriate improvements.

Compensia provided a report to the compensation committee in October 2010 with observations and analyses regarding the direct compensation of our named executive officers. The 2010 study referenced both published compensation survey data of comparably-sized companies and a valuation peer group determined based on inputs from investment banks as well as management input as to companies with whom we compete for executive talent, with median annual revenues of up to twice our annual revenues. All of the companies included in the peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Specifically, the peer group consisted of the following companies:

Arbitron Inc. Constant Contact Costar Group Dice Holdings Forrester Research, Inc. Internet Brands	Kenexa Liquidity Services LogMeIn LoopNet QuinStreet Rightnow Technologies	SuccessFactors Taleo TechTarget The Knot ValueClick

Our identified peer group for our 2011 compensation changed somewhat from the group previously identified and used in prior periods. Upon consultation with the compensation committee and management, as well as upon conducting independent research, Compensia recommended the group identified above. The changes in composition from 2010 were due to several factors, including the determination by Compensia to better align our recommended peer group with similarly-sized companies in the technology space with similar growth characteristics as our own business. Based on this criteria, we added Constant Contact, LogMeIn, QuinStreet, Rightnow Technologies, and Taleo. We also eliminated certain companies from our prior peer group due to the impact of the changing economy on identified firms as well as certain firms leaving the market altogether, including Bankrate, Corporate Executive Board, Omniture, Marchex, Unica, and Web.com.

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

Based on the inputs from Compensia and our management as well as their own review, our compensation committee determined that our named executive officers’ compensation package for our 2011 fiscal year continued to fall within the 50th percentile range of the identified peer group for executive compensation, and target annual incentives, total cash compensation and total direct compensation were all in line with market medians, with the flexibility to exceed up to the 75th percentile range of the identified peer group. Our compensation committee further determined that Mr. Tarpey’s base salary for our 2011 fiscal year continued to fall within the 50th percentile range of our identified peer group for executive base salary. However, each of Dr. Abraham, Messrs. Fulgoni and Dale and Ms. Lin’s base salary for our 2011 fiscal year did not fall within the 50th percentile range of our identified peer group for executive base salary.

Although Dr. Abraham’s and Mr. Fulgoni’s base salaries were found to be below the 50th percentile range in 2011, our compensation committee determined that Dr. Abraham’s and Mr. Fulgoni’s compensation packages were heavily weighted in equity compensation. Such equity component was found to have counterbalanced the shortfall in base salary such that Dr. Abraham’s and Mr. Fulgoni’s compensation packages remained consistent with our compensation philosophy. Moreover, the compensation committee believed that the heavier weighting towards equity compensation would better align Dr. Abraham’s and Mr. Fulgoni’s interests with the long-term interests of the company and our stockholders. Although Mr. Dale and Ms. Lin’s base salaries were found to be below the 50th percentile range in 2011, our compensation committee determined that their total compensation packages were appropriate for the scope of work performed in 2011.

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

Components of our Executive Compensation Program

Our executive compensation program consists of three components: base salary, short- and long-term equity incentives (including equity awards in the form of restricted stock units, restricted stock awards, and, less frequently, stock options) and benefits.

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

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, as well as to reflect market conditions as indicated by reference to our peer group. As we initially considered our named executive officers’ compensation for 2011, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. In establishing the 2011 base salaries of the named executive officers, our compensation committee and management took into account a number of factors, including the executive’s seniority, position and functional role, level of responsibility and his or her accomplishments against personal and group objectives. In addition, we considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows. In initially setting 2011 base salaries, the compensation committee and management also compared their assessments to input provided by Compensia.

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

In late 2010, in connection with input provided by Compensia, our compensation committee evaluated the base salaries of our named executive officers for our 2011 fiscal year. Although all of our named executive officers achieved various objectives and demonstrated improvements in their personal capacities during 2010, the compensation committee continued to heavily consider the external market factors and economic conditions in its review of our named executive officers’ respective compensation arrangements. With the exception of Dr. Abraham and Mr. Fulgoni, our compensation committee determined to set base salaries of our named executive officers for our 2011 fiscal year using percentages that were consistent with the Company’s overall annual merit guidelines. Our compensation committee believed that such levels were appropriate for the work performed in 2011.

On March 15, 2011, our compensation committee approved the payment of stock to Dr. Abraham and Mr. Fulgoni in lieu of cash salary for the period from March 1, 2011 through December 31, 2011. The stock was to be issued as soon as practicable at the end of our 2011 fiscal year and would be fully vested at the time it was issued, but was subject to each remaining employed through January 1, 2012. The 2011 annual salary for Dr. Abraham and Mr. Fulgoni established by our compensation committee was $393,100 and $346,000, respectively. This payment arrangement was made in an effort to increase Dr. Abraham and Mr. Fulgoni’s shareholdings, and through possession of shares of restricted stock, Dr. Abraham and Mr. Fulgoni would further participate in the long-term results of their efforts, whether by appreciation of our company’s value or the impact of business setbacks, either company-specific or industry based.

Notwithstanding the foregoing proposal, on April 28, 2011, our compensation committee ultimately determined to award the amounts otherwise payable in restricted stock for Dr. Abraham’s and Mr. Fulgoni’s respective salary discussed above in the form of restricted stock units in order to maximize our ability to deduct such amount for income tax purposes. Each of Dr. Abraham and Mr. Fulgoni were awarded 13,357 and 11,654 unvested restricted stock units, respectively, based on their respective 2011 annual salary amounts and a value per share of $29.43, the closing price of our common stock as reported on the NASDAQ Global Select Market at the time of grant, representing the maximum possible award for each of foregone cash salary. Such awards remained subject to vesting until January 1, 2012.

The restricted stock units representing the foregone cash salaries of each of Dr. Abraham and Mr. Fulgoni vested on January 1, 2012. Because the value of the restricted stock units awarded to Dr. Abraham and Mr. Fulgoni for foregone cash salary was less than the actual amount of salary foregone based on the closing price of our common stock as reported on the NASDAQ Global Select Market on December 31, 2011, we awarded 1,498 and 1,343 additional shares of common stock to Dr. Abraham and Mr. Fulgoni, respectively, to account for the shortfall in value at year end.

The annual base salaries for 2010 and 2011 for each named executive officer are set forth below:

Name and Principal Position	2010	2011(1)		Percentage Change
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	$393,125	$393,100	(2)	(0.03)%
Kenneth J. Tarpey Chief Financial Officer	300,000	315,000		5.00%
Gian M. Fulgoni Executive Chairman of the Board of Directors	346,875	346,000	(2)	(0.25%)
Gregory T. Dale Chief Operating Officer*	277,874	290,000		4.36%
Christiana L. Lin Executive Vice President, General Counsel and Chief Privacy Officer	252,063	265,000		5.13%

*	In March 2012, Mr. Dale’s title and role changed to Executive Vice President, International. Mr. Dale was our Chief Operating Officer throughout 2011.
(1)	All amounts effective beginning March 1, 2011.
(2)	For the period from March 1, 2011 through December 31, 2011, Messrs. Abraham and Fulgoni received payment of stock in lieu of cash salary. The annual base salary for Dr. Abraham and Mr. Fulgoni was $393,100 and $343,000, respectively.

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

Restricted stock units and shares of restricted stock are granted periodically, and are typically subject to vesting based on the executive’s continued employment. Historically, most of these grants were designed to vest evenly over four years, beginning on the date of the grant. We have also less frequently used stock options in prior periods.

We typically use shares of restricted stock as a form of both short- and long-term compensation. Our compensation committee has preferred the use of restricted stock in favor of stock options ever since our common stock has become publicly traded because it results in less dilution of our existing stockholders, it provides some immediate, tangible value to our employees, and it also does not require cash outlay by our employees. At the same time, restricted stock with vesting promotes employee retention while incentivizing our employees to pursue long-term growth initiatives. We expect to continue to predominantly use restricted stock awards in favor of stock options as a form of short- and long-term, stock-based compensation for the foreseeable future. However, we have also used restricted stock units as a means to maximize our ability to deduct compensation expense for income tax purposes. For example, Dr. Abraham’s and Mr. Fulgoni’s equity incentive compensation was issued in the form of restricted stock units on April 28, 2011 in order to maximize our ability to deduct such amount for income tax purposes

Upon joining us, each named executive officer has generally been granted an initial restricted stock award that is primarily based on competitive conditions applicable to the executive’s specific position. In addition, the compensation committee considers the number of shares subject to equity awards owned by other executives in comparable positions within our company when determining the number of shares to grant to each executive, as well as the number of shares that remain unvested. Based upon input provided by Compensia and reviewed by our compensation committee, we believe this strategy is consistent with the approach of our peer group and, in our compensation committee’s view, is appropriate for aligning the interests of our executives with those of our stockholders over the long term.

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

2011 Executive Incentive Compensation Policy

In March 2011, our compensation committee approved 2011 short-term and long-term bonus target and maximum levels for each of our named executive officers. These target levels and the actual amounts paid out were as follows for 2011:

	Value of Short-Term Performance- Based Stock Bonus Level for Annual Performance at Time of Grant				Value of Long-Term Performance-Based Stock Bonus Level for Annual Performance at Time of Grant
Name and Principal Position	Target	Maximum	Actual(1)		Target	Maximum	Actual(1)
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	$471,750	$707,625	$352,316	(2)	$1,179,000	$1,768,500	$880,511	(2)
Kenneth J. Tarpey Chief Financial Officer	98,438	147,656	73,516		295,313	442,969	220,548
Gian M. Fulgoni Executive Chairman of the Board of Directors	311,400	467,100	232,562	(2)	795,800	1,193,800	594,326	(2)
Gregory T. Dale Chief Operating Officer*	58,000	87,000	53,940		174,000	261,000	161,820
Christiana L. Lin Executive Vice President, General Counsel and Chief Privacy Officer	66,250	99,375	51,013		198,750	298,125	153,038

*	In March 2012, Mr. Dale’s title and role changed to Executive Vice President, International. Mr. Dale was our Chief Operating Officer throughout 2011.
(1)	Except as set forth in item (2), the awards for the 2011 executive compensation policy were paid in stock based on the value of our common stock of $23.16 per share as reported at market close by the NASDAQ Global Select Market on March 16, 2012, the date of payment, as adjusted for rounding for fractional shares.
(2)	The awards made to Dr. Abraham and Mr. Fulgoni were first issued in the form of restricted stock units on April 28, 2011, but remained subject to vesting until the value of the short- and long-term bonuses actually earned by such named executive officer was ultimately determined by the compensation committee on March 16, 2012. On March 16, 2012, the compensation committee determined that Dr. Abraham had earned a long-term performance-based stock bonus of $880,511 and a short-term performance-based stock bonus of $352,316 for fiscal 2011 and accordingly 9,504 and 15,212 of the grants set forth above vested for Dr. Abraham on March 16, 2012 based on the closing price of $23.16 for the Company’s common stock on March 16, 2012. Also on March 16, 2012, the compensation committee determined that Mr. Fulgoni had earned a long-term performance-based stock bonus of $594,326 and a short-term performance-based stock bonus of $232,562 for fiscal 2011 and accordingly 4,811 and 10,042 of the grants set forth above vested for Mr. Fulgoni on March 16, 2012 based on the closing price of $23.16 for the Company’s common stock on March 16, 2012.

Notwithstanding the foregoing table, our compensation committee retained discretion to determine the ultimate amount of the short- and long-term incentives earned prior to award, including the authority to eliminate the awards entirely.

These awards were paid out (or in the case of Dr. Abraham and Mr. Fulgoni, first vested) following the end of our 2011 fiscal year on March 16, 2012. The short-term performance-based stock bonus awards at March 16, 2012. One-fourth of the shares subject to the award of the long-term performance-based stock bonus awards to each named executive officer vested at March 16, 2012, and the remaining shall vest annually in three equal installments beginning on March 16, 2013 until the full amount of the award is vested, subject to continued employment through each of the vesting dates.

Our compensation committee believes that this format and the target levels are consistent with or more attractive than other opportunities in those named executive officers’ respective marketplaces based on their experience in the marketplace as well as insight provided by Compensia.

Determination of Awards to Dr. Abraham and Messrs. Tarpey and Fulgoni

Under this policy, the award levels established for the 2011 fiscal year for Dr. Abraham and Messrs. Tarpey and Fulgoni were based on a mix of quantitative and qualitative factors, certain of which were the satisfactory completion of specific projects or initiatives. The quantitative milestones varied somewhat from 2010 to reflect the expected financial performance of the company in 2011 as compared to 2010. Our compensation committee selected the targets and the weighting of the targets based on their experience as well as Compensia’s input. Profitability measures are more heavily weighted in the interest of incentivizing Dr. Abraham and Messrs. Tarpey and Fulgoni to achieve increased profitable growth for our business as a whole. The 2011 ranges, targets and weighting for Dr. Abraham and Messrs. Tarpey and Fulgoni were calculated based on the following component factors:

Achievement of	Minimum	Target	Maximum	Weight of Component
	(dollars in millions)
Milestones for 2011 earnings before interest taxes, depreciation and amortization, or EBITDA	$229.0	$236.0	$251.0	50%
Milestones for 2011 revenue	45.0	52.0	59.0	30%
Individual qualitative factors such as client retention, personnel retention, strategic milestones	N/A	N/A	N/A	20%

In March 2012, our compensation committee reviewed our results of operations for 2011 and assessed each of Dr. Abraham and Messrs. Tarpey and Fulgoni’s respective qualitative performances. The total bonus for each of Dr. Abraham and Messrs. Tarpey and Fulgoni were determined as follows:

	Percentage Achieved
Name	EBITDA Milestone (50% weight)	Revenue Milestone (30% weight)	Qualitative Performance (20% weight)	Total Target Short- and Long-Term Bonus
Magid M. Abraham, Ph.D.	64.8%	74.2%	100.0%	75.0%
Kenneth J. Tarpey	64.8%	74.2%	100.0%	75.0%
Gian M. Fulgoni	64.8%	74.2%	100.0%	75.0%

Determination of Awards to Mr. Dale and Ms. Lin

The annual performance targets established for the 2011 fiscal year for Mr. Dale and Ms. Lin were based on each respective named executive officer’s actual salary earned during 2011 and the achievement of qualitative performance factors such as successful completion and integration of strategic transactions, effective management of their respective organizations, the development and release of new technology or product offerings, successful recruiting and development of our human resources and the successful implementation of strategic initiatives.

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

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder may preclude us from deducting certain non-performance-based compensation in excess of $1,000,000 per year to our named executive officers. We expect the payments made pursuant to our 2011 Executive Compensation Policy to be eligible for deduction; however, we may pay our named executive officers amounts that are not deductible on account of Section 162(m).

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

Change of Control and Severance Agreements

In July 2010, our compensation committee, following consultation with Compensia, approved Change of Control and Severance Agreements for certain members of the our management, including each of our current named executive officers.

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

The table below identifies the severance period specified in the Change of Control and Severance Agreements for each such executive:

Name and Principal Position	Severance Period
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2 years
Kenneth J. Tarpey Chief Financial Officer	1.25 years
Gian M. Fulgoni Executive Chairman of the Board of Directors	1.5 years
Gregory T. Dale Chief Operating Officer*	1 year
Christiana L. Lin Executive Vice President, General Counsel and Chief Privacy Officer	1 year

*	In March 2012, Mr. Dale’s title and role changed to Executive Vice President, International. Mr. Dale was our Chief Operating Officer throughout 2011.

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

The table below identifies the change of control multiple specified in the agreements for each such executive:

Name and Principal Position	Change of Control Multiple
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2x
Kenneth J. Tarpey Chief Financial Officer	1.25x
Gian M. Fulgoni Executive Chairman of the Board of Directors	1.5x
Gregory T. Dale Chief Operating Officer*	1x
Christiana L. Lin Executive Vice President, General Counsel and Chief Privacy Officer	1x

*	In March 2012, Mr. Dale’s title and role changed to Executive Vice President, International. Mr. Dale was our Chief Operating Officer throughout 2011.

Each of the agreements with Messrs. Tarpey and Dale and Ms. Lin provides that if each such executive remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent (100%) of such executive’s then outstanding and unvested equity awards (excluding stock option grants issued in May 2010, which we refer to as the May 2010 Stock Option Grants, which include their own separate acceleration provisions) as of the date of the change of control shall accelerate and become vested in full. The agreements for Dr. Abraham and Mr. Fulgoni provide for accelerated vesting of one hundred percent (100%) of their then outstanding and unvested equity awards (excluding the May 2010 Stock Option Grants, which include their own separate acceleration provisions) upon a change of control. Such single-trigger acceleration is consistent with existing equity awards held by Dr. Abraham and Mr. Fulgoni.

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

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with company management. Based on the compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

William J. Henderson, Chairman
William Katz
Jarl Mohn

The foregoing compensation committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our chief executive officer during 2011, (ii) all persons serving as our chief financial officer during 2011 and (iii) the three most highly compensated of our other executive officers who received compensation during 2011 of at least $100,000 and who were executive officers on December 31, 2011. We refer to these persons as our “named executive officers” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year ($)	Salary ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Equity Incentive Plan Compen- sation ($)(1)		Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)		Total ($)
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2011 2010 2009	393,100 393,125 403,750	(2)	— — 653,849	(8)	— 5,195,078 —	(5)	2,476,093 974,396 807,469	(3) (6) (9)	— — —	984 1,633 61	(4) (7) (10)	2,870,177 6,564,232 1,865,129
Kenneth J. Tarpey Chief Financial Officer	2011 2010 2009	311,250 291,250 200,384		— — 1,165,895	(8)(12)	— 311,707 —	(5)	294,064 464,740 250,426	(11) (6) (9)	— — —	3,803 2,135 61	(4) (7) (10)	609,117 1,069,83 1,616,766
Gian M. Fulgoni Executive Chairman of the Board of Directors	2011 2010 2009	346,000 346,875 356,250	(13)	— 452,686	(8)	— 389,630 —	(5)	1,660,900 687,807 569,967	(14) (6) (9)	— — —	392 61 61	(4) (10) (10)	2,007,292 1,704,573 1,378,964
Gregory T. Dale Chief Operating Officer*	2011 2010 2009	286,968 270,226 261,820		— — 619,236	(8)(15)	— 285,731 —	(5)	215,760 177,843 184,285	(11) (6) (9)	— — —	2,960 1,871 61	(4) (7) (10)	505,688 735,671 1,065,402
Christiana L. Lin Executive Vice President, General Counsel and Chief Privacy Officer	2011 2010 2009	261,766 245,125 237,500		— 30,340 331,608	(16) (8)(17)	— 206,505 —	(5)	204,051 250,050 180,462	(11) (6) (9)	— — —	1,929 1,199 61	(4) (7) (10)	467,746 733,219 749,631

*	In March, 2012, Mr. Dale’s title and role changed to Executive Vice President, International. Mr. Dale was our Chief Operating Officer throughout 2011.

(1)	Amounts represent the aggregate grant date fair value of awards or equity plan compensation computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 11 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	Includes $393,100, computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from March 1, 2011 through December 31, 2011. For the period from March 1, 2011 through December 31, 2011, Dr. Abraham received payment of stock in lieu of cash salary.
(3)	Represents an award granted on April 28, 2011 in restricted stock units pursuant to the provisions of our 2011 Amended and Restated Executive Compensation Bonus Policy, with a grant date fair value of $2,476,093 computed in accordance with FASB ASC Topic 718. $1,232,827 of the total grant amount was converted to restricted stock in March 2012 based on the value of the short-term bonus and long-term bonus earned by him, as determined by the compensation committee on March 16, 2012, with 56.25% of the converted amount subject to vesting.
(4)	Includes discretionary matching contributions by us to the officer’s 401(k) plan account and payment of life insurance premiums paid on behalf of the named executive officers.
(5)	Represents a one-time award of stock options in May 2010 to key senior employees, including named executive officers. Each award is entirely subject to market-based vesting, whereby 100% of the shares subject to option are eligible to vest in the event that our common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012. For further discussion of these awards, see the section titled “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Change of Control and Severance Agreements — May 2010 Stock Option Grants.”
(6)	Represents awards of restricted stock according to certain target levels for each named executive officer pursuant to the provisions of our 2010 Executive Long-Term Compensation Policy. Awards under such policy relating to 2010 performance were paid in February 2011 following approval by our compensation committee.
(7)	Includes discretionary matching contributions by us to the officer’s 401(k) plan account and payment of life insurance premiums paid on behalf of the named executive officers.
(8)	Includes (i) a one-time award of restricted stock issued to key senior employees, including named executive officers, to promote retention given expected challenges during 2009 and (ii) a one-time May 1, 2009 award of restricted stock in connection with our April 2009 reduction in salaries.
(9)	In February 2009, our compensation committee determined to consolidate our annual bonus policy for our 2009 fiscal year with our long-term incentive compensation policy. Accordingly, our named executive officers were awarded restricted stock according to certain target levels based on each named executive officer’s respective base salary levels. There was no cash component of these equity incentive awards paid to our named executive officers. Awards under such policy relating to 2009 performance were paid in February 2010 following approval by our compensation committee.
(10)	Includes payment of life insurance premiums paid on behalf of the named executive officer.
(11)	Represents awards of restricted stock according to certain target levels for each named executive officer pursuant to the provisions of our 2011 Amended and Restated Executive Compensation Bonus Policy. Awards under such policy relating to 2011 performance were paid in March 2012 following approval by our compensation committee, with 56.25% subject to vesting.
(12)	Includes an award of 85,000 shares of restricted stock with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $1,150,900 granted on April 20, 2009, the start date of Mr. Tarpey’s employment as our Chief Financial Officer.
(13)	Includes $346,000 based on value at the time of the award, received in restricted stock units in lieu of cash salary from March 1, 2011 through December 31, 2011. For the period from March 1, 2011 through December 31, 2011, Mr. Fulgoni received payment of stock in lieu of cash salary.
(14)	Represents an award granted on April 28, 2011 in restricted stock units pursuant to the provisions of our 2011 Amended and Restated Executive Compensation Bonus Policy, with a grant date fair value of $1,660,882 computed in accordance with FASB ASC Topic 718. $826,888 of the total grant amount was converted to restricted stock in March 2012 based on the value of the short-term bonus and long-term bonus earned by him, as determined by the compensation committee on March 16, 2012, with 56.25% of the converted amount subject to vesting.
(15)	Mr. Dale was promoted to Chief Operating Officer within the company on September 14, 2009. In connection with such promotion, Mr. Dale was awarded an additional 30,000 shares of restricted stock on November 15, 2009 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $482,400, which amount is included in the referenced item.
(16)	Includes a one-time award of restricted stock issued to key senior employees to promote retention.
(17)	Ms. Lin was promoted to Executive Vice President within the company on September 14, 2009. In connection with such promotion, Ms. Lin was awarded an additional 15,000 shares of restricted stock on August 15, 2009 with a grant date fair value computed in accordance with FASB ASC Topic 718 of approximately $210,150, which amount is included in the referenced item.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to named executive officers in 2011. No option awards were made to named executive officers in 2011.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#)		Grant Date Fair Value of Stock and Option Awards($) (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Magid M. Abraham, Ph.D	4/28/2011	—	471,750	707,625	24,044	(3)	707,615
	4/28/2011	—	1,179,000	1,768,500	69,091	(3)	2,033,348
	2/18/2011	—	—	—	34,775	(4)	974,396
Kenneth J. Tarpey		—	98,438	147,656	—		—
		—	295,313,	442,969	—		—
	2/18/2011	—	—	—	16,586	(4)	464,740
	2/18/2011	—	—	—	20,000	(4)	560,400
Gian M. Fulgoni	4/28/2011	—	311,400	467,100	15,871	(3)	467,083
	4/28/2011	—	795,800	1,193,800	40,564	(3)	1,193,799
	2/18/2011	—	—	—	24,547	(4)	687,807
Gregory T. Dale		—	58,000	87,000	—		—
		—	174,000	261,000	—		—
	2/18/2011				6,347	(4)	177,843
Christiana L. Lin		—	66,250	99,375	—		—
		—	198,750	298,125	—		—
	2/18/2011	—	—	—	8,924	(4)	250,050
	2/18/2011	—	—	—	20,000	(4)	560,400

(1)	The target and maximum incentive amounts shown in this column reflect the value of the short- and long-term incentive compensation available to our named executive officers pursuant to our 2011 executive incentive compensation policy. The amounts representing the target awards were pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. The policy also provides that the entire bonus amount shall be paid in shares of restricted stock valued at the time of grant. Actual payouts under our 2011 executive short- and long-term compensation policy were approved on March 16, 2012 and are reflected in the Equity Incentive Plan Compensation column of the Summary Compensation Table above for 2011 in each case for each named executive officer.
(2)	Amounts represent fair value of awards granted in the fiscal year as calculated in accordance with FASB ASC Topic 718 and as further described in Note 11 of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(3)	Dr. Abraham and Mr. Fulgoni received short- and long-term awards pursuant to the 2011 equity incentive plan issued in the form of restricted stock units granted on April 28, 2011. These awards remained subject to vesting until the value of the short- and long-term bonuses actually earned by such named executive officer was ultimately determined by the compensation committee on March 16, 2012 to be 75% of target.
(4)	The referenced grant was issued as part of our 2010 executive long-term compensation policy earned for the 2010 fiscal year but issued in 2011. This award is reflected in the Non-Equity Incentive Plan Compensation column of the preceding Summary Compensation Table for 2010 for each respective named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding equity awards held by the named executive officers as of December 31, 2011.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)
Name	Exercisable	Unexercisable
Magid M. Abraham, Ph.D.	100,000	—		$0.25	12/15/2013	26,082	(2)	552,938
	—	848,170	(3)	18.21	5/4/2012	26,614	(4)	564,217
						36,069	(5)	764,663
						9,399	(6)	199,259
Kenneth J. Tarpey	—	50,891	(3)	18.21	5/4/2012	42,500	(7)	901,000
						8,254	(8)	174,985
						15,000	(9)	318,000
						12,440	(10)	263,728
Gian M. Fulgoni	217,891	—		0.25	12/15/2013	18,411	(11)	390,313
	—	63,613	(3)	18.21	5/4/2012	18,786	(12)	398,253
						24,015	(13)	509,118
						6,220	(14)	131,854
Gregory T. Dale		46,650	(3)	18.21	5/4/2012	4,761	(15)	100,933
						6,074	(16)	128,769
						12,000	(17)	254,400
	—					6,508	(18)	137,970
						2,212	(19)	46,894
Christiana L. Lin	2,661	—		0.25	2/17/2014	15,000	(20)	318,000
	10,000	—		4.50	12/27/2015	6,693	(21)	141,892
	208	—		0.25	4/24/2014	5,948	(22)	126,098
	—	33,715	(3)	18.21	5/4/2012	1,500	(23)	31,800
						750	(24)	15,900
						6,444	(25)	136,613
						2,212	(36)	46,894

(1)	Market value of shares of stock that have not vested is computed based on $21.20 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2011.
(2)	comScore’s right of repurchase lapses for 8,694 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.
(3)	Options are subject to market-based vesting, as further described in the section titled “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Change of Control and Severance Agreements — May 2010 Stock Option Grants.”
(4)	comScore’s right of repurchase lapses for 13,307 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.
(5)	comScore’s right of repurchase lapses for 18,034 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.
(6)	comScore’s right of repurchase lapses for 9,399 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.
(7)	comScore’s right of repurchase lapses for 21,250 shares annually on April 20, contingent upon Mr. Tarpey’s continued service as of each such dates.
(8)	comScore’s right of repurchase lapses for 4,127 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.
(9)	comScore’s right of repurchase lapses for 5,000 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.
(10)	comScore’s right of repurchase lapses for 4,147 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.
(11)	comScore’s right of repurchase lapses for 6,137 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.
(12)	comScore’s right of repurchase lapses for 9,393 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.
(13)	comScore’s right of repurchase lapses for 12,008 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.
(14)	comScore’s right of repurchase lapses for 6,220 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.
(15)	comScore’s right of repurchase lapses for 1,587 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.
(16)	comScore’s right of repurchase lapses for 3,037 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.
(17)	comScore’s right of repurchase lapses for 7,500 shares on August 15, 2012 and 4,500 shares on August 15, 2013, contingent upon Mr. Dale’s continued service as of each such dates.
(18)	comScore’s right of repurchase lapses for 3,254 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.
(19)	comScore’s right of repurchase lapses for 2,212 shares annually on February 18, contingent upon Mr. Dale’s continued service as of each such dates.
(20)	comScore’s right of repurchase lapses for 5,000 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.
(21)	comScore’s right of repurchase lapses for 2,231 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

(22)	comScore’s right of repurchase lapses for 2,974 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.
(23)	comScore’s right of repurchase lapses for 500 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.
(24)	comScore’s right of repurchase lapses for 750 shares annually on August 15, contingent upon Ms. Lin’s continued service as of each such dates.
(25)	comScore’s right of repurchase lapses for 6,444 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.
(26)	comScore’s right of repurchase lapses for 2,212 shares annually on February 18, contingent upon Ms. Lin’s continued service as of each such dates.

Option Exercises and Stock Vested Table

The following table shows the stock options exercised and value realized upon exercise, as well as all stock awards vested and value realized upon vesting by our named executive officers during the year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Magid M. Abraham, Ph.D.	100,000	$1,275,000	8,693	243,578	(2)
	—	—	13,307	372,862	(2)
	—	—	18,034	505,313	(2)
	—	—	9,398	263,332	(2)
	—	—	25,000	713,000	(3)
Kenneth J. Tarpey	—	—	21,250	619,650	(4)
	—	—	4,127	115,639	(2)
	—	—	5,000	140,100	(2)
	—	—	4,146	116,171	(2)
Gian M. Fulgoni	—	—	6,136	171,931	(2)
	—	—	9,393	263,192	(2)
	—	—	12,008	336,464	(2)
	—	—	6,219	174,256	(2)
	—	—	18,750	534,750	(3)
Gregory T. Dale	2,000	43,900	1,586	44,440	(2)
	2,000	46,120	3,037	85,097	(2)
	2,000	48,800	7,500	117,300	(5)
	2,000	46,800	3,254	91,177	(2)
	2,000	47,420	2,211	61,952	(2)
	2,000	52,040	4,500	128,340	(3)
	2,000	53,200	—	—
	2,000	55,560	—	—
	2,000	54,560	—	—
	2,000	56,620	—	—
	1,750	48,388	—	—
	575	14,226	—	—
	1,175	31,655	—	—
	1,750	42,910	—	—
	1,750	44,835	—	—
	1,750	40,250	—	—
	1,750	39,760	—	—
	1,750	37,800	—	—
	1,750	39,970	—	—
	1,750	41,983	—	—
	175	3,906	—	—
	1,575	38,383	—	—
	1,750	37,958	—	—
	1,750	36,803	—	—
	1,750	28,840	—	—
	100	1,551	—	—
	100	1,551	—	—
	100	1,551	—	—
	150	2,327	—	—
	175	2,714	—	—
	200	3,102	—	—
	200	3,102	—	—
	200	3,102	—	—
	300	4,653	—	—
	300	4,653	—	—
	300	4,653	—	—
	350	5,429	—	—
	500	7,755	—	—
	600	9,306	—	—
Christiana L. Lin	—	—	5,000	140,100	(2)
	—	—	2,231	62,513	(2)
	—	—	2,974	83,331	(2)
	—	—	500	14,010	(2)
	—	—	3,750	58,650	(5)
	—	—	3,222	90,280	(2)
	—	—	2,211	61,952	(2)
	—	—	4,750	135,470	(3)

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.
(2)	The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $28.02 per share at market close as listed by the NASDAQ Global Market on February 18, 2011.
(3)	The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $28.52 per share at market close as listed by the NASDAQ Global Market on March 25, 2011.
(4)	The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $29.16 per share at market close as listed by the NASDAQ Global Market on April 20, 2011
(5)	The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $15.64 per share at market close as listed by the NASDAQ Global Market on August 15, 2011.

Potential Payments Upon Termination or a Change of Control

The following table estimates payments and the value of any accelerated vesting that would have been due to each named executive officer in connection with a change of control, assuming the change of control occurred on December 31, 2011.

Name	Market Value of Accelerated Equity (net of exercise price, if any)(1)
Magid M. Abraham, Ph.D.	$2,081,077	(2)
Kenneth J. Tarpey	—	(3)
Gian M. Fulgoni	1,429,538	(2)
Gregory T. Dale	—	(3)
Christiana L. Lin	—	(3)

(1)	Based on an assumed fair market value per share of our common stock of $21.20, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2011.
(2)	Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards become vested in full upon a change of control.
(3)	Each of the agreements with Messrs. Tarpey and Dale and Ms. Lin provides that if each such executive remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent (100%) of such executive’s then outstanding and unvested equity awards.

The following table estimates payments as well as the value of any accelerated vesting that would have been due to each named executive officer in the event his employment had been terminated not in connection with a change of control without cause or if such executive resigns without good reason, assuming the termination occurred on December 31, 2011.

	Cash Payments		Market Value of Accelerated Equity (net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Magid M. Abraham, Ph.D.	$786,200	$$31,036	$2,081,077	(4)
Kenneth J. Tarpey	393,750	19,397	—
Gian M. Fulgoni	519,000	15,121	1,429,538	(4)
Gregory T. Dale	290,000	15,246	—
Christiana L. Lin	265,000	15,246	—

(1)	Salary to be paid at a rate equal to such executive’s annual base salary then in effect, for the duration of a specified severance period, to be paid periodically in accordance with our normal payroll policies.
(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.
(3)	Based on an assumed fair market value per share of our common stock of $21.20, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2011.
(4)	Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards become vested in full upon termination without cause or by the executive for good reason.

The following table estimates payments as well as the value of any accelerated vesting that would have been due to each named executive officer in the event his employment had been terminated in connection with or within 12 months of a change of control without cause or if such executive resigns without good reason, assuming the termination occurred on December 31, 2011.

	Cash Payments		Market Value of Accelerated Equity (net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Magid M. Abraham, Ph.D.	$786,200	$31,036	$2,081,077	(4)
Kenneth J. Tarpey	393,750	19,397	1,657,713	(5)
Gian M. Fulgoni	519,000	15,1201	1,429,538	(4)
Gregory T. Dale	290,000	15,246	668,966	(5)
Christiana L. Lin	265,000	15,246	817,197	(5)

(1)	Gross amount of lump sum payment (prior to payment of applicable withhold taxes).
(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.
(3)	Based on an assumed fair market value per share of our common stock of $21.20, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2011.
(4)	Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards (excluding the May 2010 Stock Option Grants, which include their own separate acceleration provisions) become vested in full upon a change of control.
(5)	Each of the agreements with Messrs. Tarpey and Dale and Ms. Lin provides that if each such executive remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent (100%) of such executive’s then outstanding and unvested equity awards.

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

DIRECTOR COMPENSATION

Director Compensation Policies

Retainers and Meeting Fees: During 2011, our non-employee directors were eligible to receive an annual cash retainer of $25,000 for service generally on our board of directors.

Additional annual cash retainers for which members or chairperson of certain committees of our board of directors were eligible in 2011 were as follows:

	2011
Committee	Chairperson	Member
Audit	$18,000	$10,000
Compensation	10,000	5,000
Nominating and Governance	3,000	1,000

In the case of new non-employee directors, these fees are prorated based on when the non-employee director joined our board of directors during the year. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.

Other Equity-Based Compensation: Outside directors are also eligible to receive stock awards and option grants under our 2007 Equity Incentive Plan. Our non-employee directors are entitled to an annual grant of restricted stock having an approximate value of $90,000 at the time of grant.

The total amount of each annual grant of restricted stock shall remain unvested until the earlier of (i) the date of the respective director’s next anniversary upon joining our board of directors, (ii) the date of the first annual stockholders’ meeting following the date of grant or (iii) a change of control.

Expenses: We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included in the table below under the subheading “2011 Director Compensation.”

2011 Director Compensation

The following table sets forth certain information concerning cash and non-cash compensation earned by the non-employee members of our board of directors in 2011. None of the non-employee members of our board of directors received option awards or other compensation in 2011.

Name	Fees Earned or Paid in Cash	Stock Awards ($)(1)		Total ($)
Gareth Chang	$8,712	82,497		91,209
Jeffrey Ganek	35,000	89,990		124,990
Bruce Golden	26,466	89,990	(2)	116,456
William J. Henderson	45,000	89,990		134,990
William Katz	31,000	89,990		120,990
Ronald J. Korn	43,000	89,990		132,990
Jarl Mohn	31,000	89,990		120,990

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of stock awards concerning 2011. Assumptions used in the calculation of these award amounts are included in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	Mr. Golden resigned from the Board of Directors on September 6, 2011. Pursuant to the terms of his restricted stock award, the restricted stock granted on July 26, 2011 was forfeited effective with his resignation.

The number of shares and the grant date fair value of each stock award included in the awards for which expense is shown in the table above are as follows:

Name	Award Type	Grant Date	Number of Shares	Grant Date Fair Value($)
Gareth Chang	Restricted Stock	September 6, 2011	5,357	82,497
Jeffrey Ganek	Restricted Stock	July 26,2011	3,831	89,990
Bruce Golden	Restricted Stock	July 26,2011	3,831	89,990
William J. Henderson	Restricted Stock	July 26,2011	3,831	89,990
William Katz	Restricted Stock	July 26,2011	3,831	89,990
Ronald J. Korn	Restricted Stock	July 26,2011	3,831	89,990
Jarl Mohn	Restricted Stock	July 26,2011	3,831	89,990

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

William J. Henderson, William Katz and Jarl Mohn served as our compensation committee during 2011. None of the members of our compensation committee in 2011 was a present or former officer or employee of our company. In addition, during 2011, none of our officers had an “interlock” relationship, as that term is defined by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 31, 2012, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2012 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after March 31, 2012. A total of 35,347,072 shares of our common stock were outstanding as of March 31, 2012.

Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding
5% Stockholders:
Blackrock, Inc.(2)	2,678,186	7.6%
Cadian Capital Management, LLC(3)	1,883,501	5.3%

Directors and Named Executive Officers:
Magid M. Abraham, Ph.D.(4)	1,251,301	3.5%
Gian M. Fulgoni(5)	821,431	2.3%
Kenneth J. Tarpey(6)	128,958	*
Gregory T. Dale(7)	103,821	*
Christiana L. Lin(8)	99,645	*
Gareth Chang(9)	5,357	*
Jeffrey Ganek(10)	16,487	*
William J. Henderson(11)	57,618	*
William Katz(10)	14,187	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding
Ronald J. Korn(12)	30,418	*
Jarl Mohn(10)	14,187	*
All directors and executive officers as a group (eleven persons)(13)	2,543,410	7.2%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.
(2)	This information is derived solely from the Schedule 13G/A filed with the SEC on February 10, 2012. BlackRock, Inc. on behalf of its investment advisory subsidiaries has shared voting and dispositive power as to 2,678,186. Includes shares reportedly held by the following subsidiaries of Blackrock, Inc. that are investment advisors: BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Australia Limited, BlackRock Advisors, LLC, BlackRock Investment Management, LLC, BlackRock Asset Management Ireland Limited, BlackRock International Limited, and BlackRock (Luxembourg) S.A. The address for Blackrock, Inc. and its subsidiaries is c/o Blackrock, Inc., 40 East 52nd Street, New York, New York 10022.
(3)

This information is derived solely from the Schedule 13G/A filed with the SEC on February 14, 2012. The address for Cadian Capital Management, LLC is 535 Madison Avenue, 36th Floor, New York, NY 10022.

(4)	Includes 100,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2012. Also includes 98,164 shares held directly by Dr. Abraham and 38,559 shares held by Mrs. Abraham subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.
(5)	Includes 217,891 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2012. Also includes 67,432 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(6)	Includes 85,813 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(7)	Includes 46,706 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(8)	Includes 12,869 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2012. Also includes 52,364 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(9)	Includes 5,357 shares that are subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(10)	Includes 3,831 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(11)	Includes 10,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2010. Additionally, includes 3,831 shares held directly by Mr. Henderson that are subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(12)	Includes 4,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2012. Additionally, includes 3,831 shares held directly by Mr. Korn that are subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.
(13)	Includes 345,177 shares subject to options that are immediately exercisable or exercisable within 60 days of the March 31, 2012. Also includes 401,664 shares subject to a right of repurchase held by the Company pursuant to restricted stock agreements.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2011:

Plan Category	Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Exercise Price of Outstanding Options, Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,950,988	$10.07	2,063,753	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,950,988	$10.07	2,063,753

(1)	Our 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of: (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as our board of directors may determine.

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

After considering all such facts and circumstances, our audit committee and our board of directors determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors or nominees for director, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or NASDAQ listing requirements.

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

Transactions and Relationships with Directors, Officers and Five Percent Stockholders

We believe that there has not been any other transaction or series of transactions during 2011 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” or “Director Compensation” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A and as described below.

Linda Boland Abraham

Since our inception in 1999, Linda Boland Abraham, the spouse of our President and Chief Executive Officer, Dr. Magid M. Abraham, has been employed in various management positions with us. Most recently, Ms. Abraham has served as our Chief Marketing Officer and Executive Vice President of International Business Development beginning in 2009. During the year ended December 31, 2011, Ms. Abraham received an award of shares of our restricted stock pursuant to our 2010 Bonus Policy with a fair value at the time of grant of approximately $181,918 that was granted in February 28, 2011. Also during the year ended December 31, 2011, Ms. Abraham earned approximately $40,667 in cash salary. Similar to Dr. Abraham, Ms. Abraham agreed to receive stock in lieu of cash salary for the period from March 1, 2011 through December 31, 2011. The stock was to be issued as soon as practicable at the end of our 2011 fiscal year and would be fully vested at the time it was issued, but was subject to her remaining employed through January 1, 2012. The 2011 annual salary for Ms. Abraham was $255,000. Based on the closing price of our common stock as reported on the NASDAQ Global Select Market on December 31, 2011, we awarded 10,111 shares of common stock to Ms. Abraham in lieu of salary per this arrangement.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

DIRECTOR INDEPENDENCE

Our board of directors has determined that each of Messrs. Chang, Ganek, Henderson, Katz, Korn and Mohn is independent under the rules of the SEC and the listing standards of the NASDAQ Stock Market; therefore, every member of the audit committee, compensation committee and nominating and governance committee is an independent director in accordance with those standards. There were no related person transactions considered in the last fiscal year in the determination of the independence of the directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees for Fiscal Years 2010 and 2011

The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2010 and 2011, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2010	2011
Audit Fees(1)	$1,622,611	$1,649,684
Audit-Related Fees(2)	548,759	50,000
All Other Fees(3)	206,102	458,292

Total Fees	$2,377,472	$2,157,976

(1)	Audit fees represent fees for professional services relating to the audit of our financial statements included in our annual reports on Form 10-K and our registration statements on Forms S-3 and S-8, the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the review of the financial statements included in our quarterly reports on Form 10-Q.
(2)	Audit-related fees represent fees related primarily to acquisition and investment activities and other audit services.
(3)	Other fees consisted of miscellaneous other permissible services not included in the first two categories for 2010 and 2011. These fees represent advisory services in connection with certain accreditations we sought from certain industry associations.

The audit committee meets regularly with Ernst & Young LLP throughout the year and reviews both audit and non-audit services performed by Ernst & Young LLP as well as fees charged for such services. The audit committee has determined that the provision of the services described above is compatible with maintaining Ernst & Young LLP’s independence in the conduct of its audit functions.

Pre-Approval Policies and Procedures

Our audit committee has adopted and our board of directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all audit related and other services rendered by Ernst & Young LLP in 2010 and 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit No.	Exhibit Document

2 .1(1)	Stock Purchase Agreement by and amoung the Registrant, Nexius, Inc., the Shareholders of Nexius, Inc. and Nabil Taleb, as representative of the Sellers, dated July 1, 2010. (Exhibit 2.1)*

2 .2(1)	Equity Purchase Agreement by and amoung the Registrant, CS Worldnet Holdings B.V., Nedstat B.V., the equity holders of Nedstat B.V. and Stichting Sellers Nedstat, as the representative of the Sellers, dated August 31, 2010. (Exhibit 2.2)*

2 .3(2)	Amended and Restated Agreement and Plan of Merger by and among comScore, Inc., CS Ad Solutions, LLC, AdXpose, Inc., Draper Associates, L.P., Draper Fisher Jurvetson Fund IX, L.P., Draper Fisher Jurvetson Partners IX, LLC and Draper Fisher Jurveston Fund IX, L.P., as Stockholder Representative dated August 11, 2011 (Exhibit 2.1)*

3 .1(3)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3 .2(3)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4 .1(3)	Specimen Common Stock Certificate (Exhibit 4.1)

4 .2(3)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)

4 .3(3)	Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002 (Exhibit 4.10)

10 .1(3)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10 .2(4)	1999 Stock Plan (Exhibit 4.2)

10 .3(3)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)

10 .4(3)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)

10 .5(3)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)

10 .6(5)	2007 Equity Incentive Plan, as amended and restated June 8, 2011 (Exhibit 10.1)

10 .7(3)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10 .8(3)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10 .9(3)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10 .10(3)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)

10 .11(3)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)

10 .12(6)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10 .14(7)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)

10.15(8)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

10.16(5)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)

10.17(9)	Summary of 2011 Executive Compensation Bonus Policy (Exhibit 10.1)

10.18(10)	Credit and Security Agreement by and between comScore, Inc. and Bank of America, N.A. dated June 30, 2011 (Exhibit 10.2)

10.19(11)	Patent Purchase, License and Settlement Agreement by and among the Company, Nielsen and NetRatings dated December 20, 2011 (Exhibit 10.1)

10.20(11)	Purchase Agreement by and among the Company and Nielsen dated December 20, 2011(Exhibit 10.2)

10.21(11)	Voting Agreement by and among the Company and Nielsen dated December 20, 2011 (Exhibit 10.3)

21.1**	List of Subsidiaries

23.1**	Consent of Ernst & Young

24.1**	Power of Attorney

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	XBRL Instance Document

101.2**	XBRL Taxonomy Extension Schema Document

101.3**	XBRL Taxonomy Extension Calculation Linkbase Document

101.4**	XBRL Taxonomy Extension Definition Linkbase Document

101.5**	XBRL Taxonomy Extension Label Linkbase Document

101.6**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
**	Previously filed or furnished with the Registrant’s Annual Report on Form 10-K, filed February 22, 2012.

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed November 9, 2010 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed August 12, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(4)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, dated July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
(5)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed July 27, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K
(6)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(7)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(8)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 20, 2009 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed May 2, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(10)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(11)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed December 21, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

comScore, Inc.

By:	/s/ Magid M. Abraham
Magid M. Abraham, Ph.D.
President and Chief Executive Officer

April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Magid M. Abraham Magid M. Abraham, Ph.D.	President, Chief Executive Officer (Principal Executive Officer) and Director	April 27, 2012

/s/ Kenneth J. Tarpey Kenneth J. Tarpey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2012

* Gian M. Fulgoni	Executive Chairman of the Board of Directors

* Gareth Chang	Director

* Jeffrey Ganek	Director

* William J. Henderson	Director

* William Katz	Director

* Ronald J. Korn	Director

* Jarl Mohn	Director

*By: /s/ Magid M. Abraham Magid M. Abraham, Ph.D., Attorney-in-Fact		April 27, 2012