Form 10-Q
period 2012-03-31
COMSCORE, INC.
filed 2012-05-03
CIK 1158172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2012, there were 35,337,085 shares of the registrant’s common stock outstanding.

COMSCORE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$42,411	$38,071
Accounts receivable, net of allowances of $1,181 and $903, respectively	66,060	64,429
Prepaid expenses and other current assets	11,002	10,379
Deferred tax assets	6,316	6,494

Total current assets	125,789	119,373
Property and equipment, net	26,513	28,272
Other non-current assets	306	347
Long-term deferred tax assets	15,509	16,613
Intangible assets, net	51,290	53,114
Goodwill	103,151	102,338

Total assets	$322,558	$320,057

Liabilities and Equity

Current liabilities:
Accounts payable	$8,876	$10,300
Accrued expenses	18,242	25,891
Deferred revenues	76,553	68,726
Deferred rent	630	1,013
Deferred tax liabilities	—	155
Capital lease obligations	6,517	6,305

Total current liabilities	110,818	112,390
Deferred rent, long-term	8,062	7,634
Deferred revenue, long-term	1,198	1,709
Deferred tax liabilities, long-term	—	183
Capital lease obligations, long-term	5,822	6,676
Other long-term liabilities	938	898

Total liabilities	126,838	129,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2012 and December 31, 2011; 35,320,707 and 34,015,434 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	35	34
Additional paid-in capital	262,971	258,967
Accumulated other comprehensive income	2,236	617
Accumulated deficit	(69,522)	(69,051)

Total stockholders’ equity	195,720	190,567

Total liabilities and stockholders’ equity	$322,558	$320,057

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011

Revenues	$62,275	$52,952

Cost of revenues (excludes amortization of intangible assets) (1)	20,401	17,139
Selling and marketing (1)	21,345	18,169
Research and development (1)	8,036	7,899
General and administrative (1)	9,106	10,318
Amortization of intangible assets	2,320	1,994

Total expenses from operations	61,208	55,519

Income (loss) from operations	1,067	(2,567)
Interest and other (expense) income, net	(198)	(89)
(Loss) gain from foreign currency	(263)	150

Income (loss) before income tax (provision) benefit	606	(2,506)
Income tax (provision) benefit	(1,077)	2,172

Net loss	$(471)	$(334)

Net loss available to common stockholders per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted-average number of shares used in per share calculation - common stock:
Basic	32,889,119	31,656,904
Diluted	32,889,119	31,656,904

Comprehensive income:
Net loss	$(471)	$(334)
Other comprehensive income:
Foreign currency cumulative translation adjustment	1,619	2,369
Unrealized gain on marketable securities, net	—	58

Total comprehensive income	$1,148	$2,093

(1) Amortization of stock-based compensation is included in the line items above as follows

Cost of revenues	$551	$462
Selling and marketing	2,183	1,953
Research and development	405	431
General and administrative	1,951	2,678

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011

Operating activities
Net loss	$(471)	$(334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,420	3,101
Amortization of intangible assets	2,320	1,994
Provision for bad debts	221	295
Stock-based compensation	5,090	5,524
Amortization of deferred rent	36	(263)
Deferred tax provision (benefit)	933	(1,189)
Loss on asset disposal	31	8
Changes in operating assets and liabilities:
Accounts receivable	(1,389)	6,856
Prepaid expenses and other current assets	(523)	(3,015)
Accounts payable, accrued expenses, and other liabilities	(5,088)	1,787
Deferred revenues	6,754	358
Deferred rent	—	(1)

Net cash provided by operating activities	11,334	15,121

Investing activities
Purchase of property and equipment	(607)	(1,578)

Net cash used in investing activities	(607)	(1,578)

Financing activities
Proceeds from the exercise of common stock options	69	190
Repurchase of common stock	(5,413)	(5,372)
Principal payments on capital lease obligations	(1,618)	(1,163)

Net cash used in financing activities	(6,962)	(6,345)
Effect of exchange rate changes on cash	575	146

Net increase in cash and cash equivalents	4,340	7,344
Cash and cash equivalents at beginning of period	38,071	33,736

Cash and cash equivalents at end of period	$42,411	$41,080

Supplemental cash flow disclosures
Interest paid	$213	$169
Net income tax paid	$298	$499
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$913	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides on-demand digital analytic solutions that enable customers to make well-informed business decisions and implement more effective digital business strategies. The Company’s products and solutions offer customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. The Company provides its products and solutions through a scalable, Software-as-a-Service, or SaaS, delivery model, which eliminates the need for customers to install and maintain hardware and software in order to use the Company’s products and solutions.

The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with Web site server metrics. This panel information is complemented by a Unified Digital Measurement solution to digital audience measurement. Unified Digital Measurement blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. In addition to the Company’s panelist based platforms, the Company provides solutions to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The Company also provides web analytics and innovative video measurement solutions.

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

Unaudited Interim Financial Information

The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 22, 2012 with the SEC. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012 or thereafter. All references to March 31, 2012 and 2011 or to the three months ended March 31, 2012 and 2011 in the notes to the consolidated interim financial statements are unaudited.

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

Fair Value Measurements

The Company evaluates the fair value of certain assets and liabilities using the fair value hierarchy. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company applies the fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 — observable inputs such as quoted prices in active markets;

Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly;

Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions.

The Company does not currently have any assets or liabilities that are measured at fair value on a recurring basis. However, cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue, deferred rent and capital lease obligations reported in the consolidated balance sheets equal or approximate their respective fair values.

Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the three months ended March 31, 2012 and 2011, there were no impairments and as such, no fair value adjustments were recorded for assets and liabilities measured on a non-recurring basis.

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.

Interest income on investments and excess cash balances was a nominal amount and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with its single reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2011 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2011 analysis.

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)

Acquired methodologies/technology	3 to 10
Customer relationships	3 to 12
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2012 or 2011.

Leases

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

The Company incurred foreign currency transaction losses of $0.3 million and foreign currency transaction gains of $0.2 million for the three months ended March 31, 2012 and 2011, respectively. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.

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

For these types of arrangements, the Company uses a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) an estimated selling price (“ESP”) if neither VSOE nor TPE are available. VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable on a stand-alone basis. ESP reflects the Company’s estimate of what the selling price of a deliverable would be if it was sold regularly on a stand-alone basis.

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

The Company also generates revenue through software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, the Company had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. During the quarter ended June 30, 2011 the Company established VSOE of fair value for post contract support (“PCS”) services for a group of certain Nexius customers. The establishment of VSOE of fair value followed an alignment of the Company’s pricing practices for these services.

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options and restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience and future expectations. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

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

Earnings Per Share

Basic net (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) by the weighted-average number of common shares outstanding for the period. Diluted net (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) per common share:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share data)
Calculation of basic and diluted net income per share:
Net loss	$(471)	$(334)

Net loss per common share:
Basic	(0.01)	(0.01)
Diluted	(0.01)	(0.01)
Weighted-average shares outstanding-common stock, basic and dilutive	32,889,119	31,656,904

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Stock options and restricted stock	1,243,189	622,302
Common stock warrants	12,006	2,747

Recent Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for comScore beginning on January 1, 2012. The adoption of ASU 2011-05 had no impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for comScore beginning on January 1, 2012. The adoption of ASU 2011-05 had no material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), which provides entities with an option to first assess certain qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less that it’s carrying amount. If, after performing a qualitative assessment, an entity determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then performing the two-step impairment test outlined in the guidance is unnecessary. However, if the entity concludes otherwise, then it must perform the first step of the two-step impairment test. ASU 2011-08 became effective for comScore beginning on January 1, 2012. The adoption of ASU 2011-08 had no impact on the Company’s financial statements.

3.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the three months ended March 31, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$102,338
AdXpose, Inc. deferred tax adjustments	80
Translation adjustments	733

Balance as of March 31, 2012	$103,151

During the first quarter of 2012, the Company recorded a reduction in its estimated amount of acquired deferred tax assets associated with the acquisition of AdXpose, Inc. with an offsetting adjustment to goodwill. Certain of the Company’s intangible assets are recorded in Euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired methodologies/technology	$11,324	$(3,791)	$7,533	$11,244	$(3,307)	$7,937
Customer relationships	38,716	(8,998)	29,718	38,157	(7,698)	30,459
Panel	1,633	(894)	739	1,615	(826)	789
Intellectual property	13,569	(1,305)	12,264	13,561	(918)	12,643
Trade names	4,165	(3,129)	1,036	4,107	(2,821)	1,286

	$69,407	$(18,117)	$51,290	$68,684	$(15,570)	$53,114

Amortization expense related to intangible assets was approximately $2.3 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

The weighted average remaining amortization period by major asset class as of March 31, 2012, is as follows:

(In years)

Acquired methodologies/technology	5.3
Customer relationships	7.2
Panel	3.2
Intellectual property	8.9
Trade names	2.2

The estimated future amortization of acquired intangible assets as of March 31, 2012 is as follows:

(In thousands)

2012	$6,739
2013	8,407
2014	8,226
2015	7,220
2016	6,221
Thereafter	14,477

$51,290

4.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	March 31,	December 31,
	2012	2011
	(In thousands)
Payroll and related	$5,504	$5,734
Income, sales and other taxes	4,692	5,789
Cost of revenues	3,875	3,526
Other	2,947	2,685
Professional fees	919	3,128
Stock-based compensation	305	5,029

	$18,242	$25,891

5.	Long-term Debt and Other Financing Arrangement

Capital Leases

The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. This arrangement expires March 13, 2013. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)

2012	$5,295
2013	5,868
2014	1,678
2015	124
2016	—

Total minimum lease payments	12,965
Less amount representing interest	(626)

Present value of net minimum lease payments	12,339
Less current portion	(6,517)

Capital lease obligations, long-term	$5,822

During the three months ended March 31, 2012, the Company acquired $0.9 million in computer equipment subject to capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.

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

As of March 31, 2012 and May 2, 2012, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.

The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. As of March 31, 2012, $3.2 million in letters of credit were outstanding, leaving $6.8 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

6.	Commitments and Contingencies

Leases

In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)

2012	$5,538
2013	7,985
2014	8,521
2015	8,604
2016	8,663
Thereafter	39,211

Total minimum lease payments	$78,522

Total rent expense, under non-cancellable operating leases, was $1.8 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

Contingencies

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

During the three months ended March 31, 2012, the Company recorded an income tax provision of $1.1 million resulting in an effective tax rate of 177.7%. During the three months ended March 31, 2011, the Company recorded an income tax benefit of $2.2 million resulting in an effective tax rate of 86.7%. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.

The exercise of certain stock options and the vesting of certain restricted stock awards during the three months ended March 31, 2012 and 2011 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.

During the three months ended March 31, 2012, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. The Company recognized certain windfall tax benefits in 2011 and recorded an increase to additional paid-in capital. As a result, $0.1 million of the shortfalls reduced additional paid-in capital and $0.1 million of the shortfalls has been included in income tax expense for the three months ended March 31, 2012. There was no comparative amount for the three months ended March 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases and the U.S. capital loss carryforwards. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2012 to determine the appropriate level of valuation allowance required against its deferred tax assets.

As of March 31, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012 and December 31, 2011, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.7 million and $0.6 million, respectively.

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

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of March 31, 2012 and December 31, 2011, the Plans provided for the issuance of a maximum of approximately 8.5 million shares and 7.2 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2012, the shares available for grant increased 1,360,617 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of March 31, 2012, a total of 1,801,442 shares were available for future grant under the 2007 Plan.

The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.

During the three months ended March 31, 2012, the Company granted 210,000 time-based restricted stock awards to the Company’s Chief Executive Officer that vest ratably over three years and 380,000 time-based restricted stock awards to members of executive management that vest ratably over four years. In addition, the Company granted its Chief Executive Officer 580,000 shares of the Company’s common stock in the form of restricted stock and restricted stock units (the “Performance Award”). The Performance Award represents the maximum number of shares that can vest over a three year period. The Performance Awards will vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014, with the revenue and adjusted EBITDA milestones each carrying a 50% weight. Assuming achievement of 100% of the target performance metrics in each case over a three-year period, the Chief Executive Officer would be eligible to vest in 290,000 total shares, and in any given year 96,666 shares. Assuming achievement of 200% of the target performance metrics in each case over a three-year period, the maximum number permitted under the arrangement, the Chief Executive Officer would be eligible to vest in 580,000 total shares, and in any given year, 193,334 shares. During the three months ended March 31, 2012, no stock options were granted.

A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	1,507,519	$13.02

Options granted	—	—
Options exercised	(27,581)	2.52		$552
Options forfeited	(5,433)	0.56
Options expired	(200)	8.75

Options outstanding at March 31, 2012	1,474,305	$13.27	2.84	$8,658

Options exercisable at March 31, 2012	431,258	$1.31	2.23	$8,658

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at March 31, 2012. As of March 31, 2012, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended March 31, 2012, 14,638 forfeited shares of restricted stock have been repurchased by the Company at no cost.

A summary of the status for nonvested stock awards as of March 31, 2012 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,385,420	419,094	1,804,514	$19.75
Granted	1,431,367	357,068	1,788,435	22.24
Vested	(567,996)	(93,613)	(661,609)	19.51
Forfeited	(14,638)	(145,236)	(159,874)	24.83

Nonvested at March 31, 2012	2,234,153	537,313	2,771,466	$21.12

The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of March 31, 2012 was $59.3 million.

As of March 31, 2012, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $40.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.45 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Of the 661,609 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended March 31, 2012, the Company repurchased 236,813 shares at an aggregate purchase price of approximately $5.4 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.

Shares Reserved for Issuance

At March 31, 2012, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	1,801,442
Common stock reserved for outstanding options and restricted stock units	2,011,618
Common stock reserved for outstanding warrants	24,375

3,837,435

9.	Geographic Information

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
United States	$46,082	$40,507
Europe	10,323	7,239
Canada	2,688	2,119
Other	3,182	3,087

Total Revenues	$62,275	$52,952

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	December 31,	December 31,
	March 31, 2012	December 31, 2011
	(In thousands)
United States	$21,263	$22,834
Europe	4,096	4,526
Canada	338	344
Other	816	568

Total	$26,513	$28,272

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide leading, on-demand digital analytics solutions that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. Our solutions provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we provide mobile and network analytics products which provides comprehensive market intelligence to the various mobile carriers worldwide. During the three months ended March 31, 2012, we provided service to over 2,020 customers worldwide with our broad geographic base of employees located in 32 locations in 23 countries.

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

Brief Company History

Our company was founded in August 1999. In 2007, we completed our initial public offering. We have complemented our internal development initiatives with targeted acquisitions. In February 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our customers with actionable information to improve their creative and strategic messaging targeted against specific audiences. In July 2010, we acquired the outstanding stock of Nexius, Inc., a provider of products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. In August 2010, we acquired the outstanding stock of Nedstat B.V., a provider of web analytics and innovative video measurement solutions based out of Amsterdam, Netherlands. In August 2011, we acquired all of the outstanding equity of AdXpose, Inc., a provider of digital advertising analytics solutions based out of Seattle, Washington.

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

As a result of economic events such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector, political uncertainty in the Middle East, and concerns regarding the eurozone, the direction and relative strength of the U.S. and global economies have become somewhat uncertain in recent periods. During 2010, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. During 2011, the U.S. and other economies showed signs of recovery and expansion. Since these negative economic events began in 2008, we continued to annually add net new customers and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed each year. Notwithstanding our performance during macroeconomic trends, if economic recovery slows or economic conditions deteriorate, our operating results could be adversely affected in coming periods.

Our Revenues

We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 84% and 85% of total revenues in the three months ended March 31, 2012 and the full year 2011, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2011, our international revenues were $60.0 million, an increase of $27.3 million, or 84% over international revenues of $32.7 million for the year ended December 31, 2010. For the three months ended March 31, 2012, our international revenues were $16.2 million, an increase of $3.7 million, or 30% over international revenues of $12.5 for the three months ended March 31, 2011. International revenues comprised approximately 26%, 26% and 19% of our total revenues for the three months ended March 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively.

We anticipate that revenues from our U.S. customers will continue to constitute a substantial portion of our revenues in coming periods, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

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

We also generate subscription-based revenues from certain reports and analyses provided through our customer research product, if that work is procured by customers on a recurring basis. Through our customer research products, we deliver digital marketing intelligence relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues” below.

In addition, we generate subscription-based revenues from survey products that we sell to our customers. In conducting our surveys, we generally use our global Internet user panel. After questionnaires are distributed to the panel members and completed, we compile their responses and then deliver our findings to the customer, who also has ongoing access to the survey response data as they are compiled and updated over time. These data include responses and information collected from the actual survey questionnaires and can also include behavioral information that we passively collect from our panelists. If a customer has a history of purchasing survey products in each of the last four quarters, then we believe this indicates the surveys are being conducted on a recurring basis, and we classify the revenues generated from such survey products as subscription-based revenues. Our contracts for survey services typically include a fixed fee with terms that range from two months to one year.

Our acquisition of Nedstat resulted in additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). Our arrangements generally contain multiple elements, consisting of the various service offerings. Our acquisition of AdXpose, resulted in additional revenue sources, including fees for the use of the AdXpose platform. Fees for the use of the AdXpose platform are generally a fixed fee for each impression that is generated using the AdXpose technology. Revenue is recognized on a usage basis when the impression is delivered and reported via the AdXpose service portal.

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

Software Licenses

We generate subscription revenue through software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. We recognize software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, we had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately. During the quarter ended June 30, 2011 we established VSOE of fair value for post contract support (“PCS”) services for certain Nexius customers. The establishment of VSOE of fair value followed an alignment of our pricing practices for these services.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimate from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Seasonality

Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011

Revenues	100.0%	100.0%

Cost of Revenues	32.8	32.4
Selling and marketing expenses	34.3	34.3
Research and development	12.9	14.9
General and administrative	14.6	19.5
Amortization	3.7	3.8

Total expenses from operations	98.3	104.9

Income (loss) from operations	1.7	(4.9)
Interest and other (expense) income, net	(0.3)	(0.2)
(Loss) gain from foreign currency	(0.4)	0.3

Income (loss) before income tax (provision) benefit	1.0	(4.8)
Income tax (provision) benefit	(1.7)	4.1

Net loss attributable to common stockholders	(0.7)%	(0.7)%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)
Revenues	$62,275	$52,952	$9,323	17.6%

Total revenues increased by approximately $9.3 million, or approximately 18%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. We attribute the revenue growth to increased sales to our existing customer base offset by a reduction in revenue from new customers. Revenue from new customers decreased from the year ago quarter due to a significant focus on the selling of new products, especially vCE, to our current customer base. Revenue from existing customers increased $11.2 million from $45.0 million for the three months ended March 31, 2011 to $56.2 million for the three months ended March 31, 2012, while revenue from new customers decreased $1.9 million from $8.0 million for the three months ended March 31, 2011 to $6.1 million for the three months ended March 31, 2012.

We experienced continued revenue growth in subscription revenues, which increased by approximately $7.5 million during the three months ended March 31, 2012, from $44.8 million in the prior year period. In addition, our project-based revenues increased by approximately $1.8 million during the three months ended March 31, 2012, from $8.2 million in the prior year period.

Revenues from U.S customers increased to $46.1 million for the three months ended March 31, 2012, or approximately 74% of total revenues, while revenues from customers outside of the U.S. increased to $16.2 million for the three months ended March 31, 2012, or approximately 26% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $3.7 million, comprised primarily of increases of $3.1 million in Europe, and $0.6 million in Canada during the three months ended March 31, 2012 as compared to the prior year period.

Operating Expenses

The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, professional fees, rent and other facility related costs, depreciation expense, and amortization of acquired intangible assets. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonus arrangements using our common stock. In addition, three of our most senior executives, including our Chief Executive Officer, have agreed to receive shares of our common stock instead of a cash salary.

Our total operating expenses increased by approximately $5.7 million, or approximately 10%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $2.5 million associated with our increased headcount, increased use of third party providers for customer service and support related to our data collection efforts of $0.6 million due to increased revenue and expansion, increased rent and other facility related costs and depreciation expense allocations of $0.6 million, increased travel costs of $0.5 million incurred to support our sales growth, additional sales commissions of $0.5 million, increased hardware and technology costs of $0.5 million, and increased amortization expense related to acquired intangible assets from our recent acquisitions. The increases were partially offset by a decrease in professional fees of $0.8 million and a decrease in stock-based compensation of $0.4 million. The decrease in stock-based compensation is associated with certain market-based stock awards for which the expense was recognized on an accelerated basis.

Cost of Revenues

	$20,401	$20,401	$20,401	$20,401
	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)
Cost of revenues	$20,401	$17,139	$3,262	19.0%
As a percentage of revenues	32.8%	32.4%

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

Cost of revenues increased by approximately $3.3 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was attributable to increased expenditures for employee salaries, benefits and related costs of $1.2 million associated with our increased headcount, increased use of third party providers for customer service and support related to our data collection efforts of $0.6 million due to increased revenue and expansion, increased hardware and technology costs of $0.3 million, and increased data center and bandwidth costs of $0.2 million related to the increased number of Web sites using our Unified Digital Measurement solution.

Cost of revenues were generally unchanged as a percentage of revenues during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Selling and Marketing Expenses

	$21,345	$21,345	$21,345	$21,345
	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)
Selling and marketing	$21,345	$18,169	$3,176	17.5%
As a percentage of revenues	34.3%	34.3%

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

Selling and marketing expenses increased by $3.2 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was attributable to increased employee salaries, benefits and related costs of $1.2 million and increased stock-based compensation of $0.2 million associated with our increased headcount, additional sales commissions of $0.5 million, increased travel costs of $0.5 million incurred to support our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $0.3 million.

Selling and marketing expenses remained constant as a percentage of revenues during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)
Research and development	$8,036	$7,899	$137	1.7%
As a percentage of revenues	12.9%	14.9%

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

Research and development expenses were generally unchanged during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Research and development expenses declined slightly as a percentage of revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to the increase in revenues.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)
General and administrative	$9,106	$10,318	$(1,212)	(11.7)%
As a percentage of revenues	14.6%	19.5%

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

General and administrative expenses decreased by $1.2 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily attributable to a decrease in professional fees of $0.8 million. In the first quarter of 2011, we incurred costs related to accounting, legal and general consulting services due to recent acquisitions that did not similarly occur in the first quarter of 2012. In addition, there was a decrease in stock-based compensation expense of $0.7 million, due to a reduction in the costs associated with certain market-based stock awards for which the expense was recognized on an accelerated basis. These decreases were partially offset by increased employee salaries, benefits and related costs of $0.3 million associated with our increased headcount, and increased rent and other facility related costs and depreciation expense allocations of $0.1 million.

General and administrative expenses decreased as a percentage of revenues during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to the overall reduction in costs coupled with the increase in revenues.

Amortization Expense

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)
Amortization expense	$2,320	$1,994	$326	16.3%
As a percentage of revenues	3.7%	3.8%

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.

Amortization expense increased $0.3 million during the three months ended March 31, 2012, respectively, as compared to the three months ended March 31, 2011 due principally to amortization of intangible assets that were acquired as part of the AdXpose acquisition in the third quarter of 2011 and the acquisition of certain patent intangible assets acquired in the fourth quarter of 2011.

Interest and Other Income (Expense), Net

Interest and other income/expense, net, consists of interest income, interest expense and gains or losses on disposals of fixed assets.

Interest income consists of interest earned from our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements, our revolving credit facility and a line of credit that we have entered into in order to finance the lease of various hardware and other equipment purchases. Our capital lease obligations are secured by a senior security interest in eligible equipment.

Interest and other income (expense), net for the three months ended March 31, 2012 resulted in net expense of $0.2 million compared to $0.1 million of net interest expense for the three months ended March 31, 2011. The increase in interest expense was due to our increased use of capital leases to finance the expansion of our technology infrastructure along with fees associated with our revolving credit facility coupled with a reduction in interest income associated with the sale of our auction rate securities in 2011.

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

We recorded a transaction loss of $0.3 million during the three months ended March 31, 2012 as compared to a transaction gain of $0.2 million during the three months ended March 31, 2011 due to our increased international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.

Provision for Income Taxes

During the three months ended March 31, 2012, we recorded an income tax provision of $1.1 million as compared to an income tax benefit of $2.2 million during the three months ended March 31, 2011. The tax provision for the three months ended March 31, 2012 was attributable to current tax expense of $0.2 million and deferred tax expense of $0.9 million. The tax provision for the three months ended March 31, 2011 was attributable to current tax benefit of $1.0 million and deferred tax benefit of $1.2 million. These amounts include $0.2 million and $0.1 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$11,334	$15,121
Net cash used in investing activities	(607)	(1,578)
Net cash used in financing activities	(6,962)	(6,345)
Effect of exchange rate changes on cash	575	146

Net increase in cash and equivalents	$4,340	$7,344

Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of March 31, 2012, our principal sources of liquidity consisted of $42.4 million in cash, which represents cash generated from operating activities.

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

As of March 31, 2012 and May 2, 2012, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.

We maintain letters of credit in lieu of security deposits with respect to certain office leases. As of March 31, 2012, $3.2 million in letters of credit were outstanding, leaving $6.8 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We generated approximately $11.3 million of net cash from operating activities during the three months ended March 31, 2012. Our cash flows from operations were driven by our net loss of $0.5 million, offset by $12.0 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $6.8 million net increase in amounts collected from customers in advance of when we recognize revenue due to significant increases in sales to existing customers. Cash flows from operations were negatively impacted by a $1.4 million increase in accounts receivable associated with our increased revenues, a $5.1 decrease in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses paid in the first quarter of the year and professional fees accrued as of December 31, 2011, and a $0.5 million increase in prepaid expenses and other current assets.

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

We used $0.6 million of net cash in investing activities during the three months ended March 31, 2012, associated with the purchase of property and equipment to maintain and expand our technology infrastructure.

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

Financing Activities

We used $7.0 million of cash during the three months ended March 31, 2012 for financing activities. This included $5.4 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $1.6 million to make payments on our capital lease obligations offset by $0.1 million in proceeds from the exercise of our common stock options.

We used $6.3 million of cash during the three months ended March 31, 2011 from financing activities. This included $5.4 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $1.1 million to make payments on our capital lease obligations offset by $0.2 million in proceeds from the exercise of our common stock options.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Contractual Obligations and Known Future Cash Requirements

Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In prior and current periods, we financed the purchase of some of our computer equipment under capital lease arrangements over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer equipment and are typically small; they do not materially impact our overall liquidity.

We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the three months ended March 31, 2012 we incurred $0.9 million of additional borrowings under this financing arrangement. As of March 31, 2012, we have total borrowings under this arrangement of approximately $10.3 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $5.8 million per year. Assets acquired under the equipment lease secure the obligations.

As of March 31, 2012, $3.2 million in letters of credit were outstanding, leaving $6.8 million available for additional letters of credit. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.

As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A. As of March 31, 2012 and May 2, 2012, no amounts are outstanding under the terms of our revolving credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of March 31, 2012, our cash reserves were maintained in bank deposit accounts totaling $42.4 million.

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

Interest Rate Sensitivity

As of March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $42.4 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the three months ended March 31, 2012, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.

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

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 84% and 85% of our revenues during the three months ended March 31, 2012 and the full year 2011, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

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

Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, restricting the use of cookies without opt-in consent by the user. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information, which started as part of a larger initiative to regulate online behavioral advertising, but which has expanded in scope to a general concern over online tracking. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union, which will likely lead to the introduction of additional regulations that may vary from country to country. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.

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

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, we derived approximately 24%, 26% and 29%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, we derived approximately 9%, 10% and 11%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.

A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time and do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. During the three months ended March 31, 2012, the average U.S. Dollar to euro exchange rate was approximately 1.0 to 0.76. There can be no guarantee that exchange rates will remain constant over the long-term.

Conditions and changes in the national and global economic environment may adversely affect our business and financial results.

Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth may stagnate during 2012 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs and increased concerns about economic slowdown in Asia. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.

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

We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,032 employees as of March 31, 2012 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.

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

Although we have generated profits in prior periods, we incurred a net loss of $15.8 million for the year ended December 31, 2011. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. For the three months ended March 31, 2012, we incurred a net loss of $0.5 million. As of March 31, 2012, we had an accumulated deficit of $69.5 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

As of March 31, 2012, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $50.0 million and $39.0 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2013 for state income tax reporting purposes.

In addition, at March 31, 2012 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $31.3 million, which will begin to expire in 2013.

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

As of March 31, 2012, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, and the Netherlands. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.

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

Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, it may be unable to fund borrowings under its credit commitments to us. For example, we currently have a $50.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of March 31, 2012 no amounts were outstanding on our revolving line of credit. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.

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

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2012

None.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2012, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased(1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2012	14,204	$21.14	—	—
February 1 — February 29, 2012	168,628	$22.59	—	—
March 1 — March 31, 2012	68,619	$19.01	—	—

Total	251,451		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended March 31, 2012, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 — January 31, 2012	—	$0.00
February 1 — February 29, 2012	2,527	$0.00
March 1 — March 31, 2012	12,111	$0.00

Total	14,638

(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2012, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 — January 31, 2012	14,204	$21.14
February 1 — February 29, 2012	166,101	$22.93
March 1 — March 31, 2012	56,508	$23.08

Total	236,813

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

comScore, Inc.

/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 3, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 (2)	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.