Form 10-Q
period 2012-06-30
COMSCORE, INC.
filed 2012-08-02
CIK 1158172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2012, there were 35,231,511 shares of the registrant’s common stock outstanding.

COMSCORE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMSCORE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$50,296	$38,071
Accounts receivable, net of allowances of $976 and $903, respectively	57,003	64,429
Prepaid expenses and other current assets	18,302	10,379
Deferred tax assets	8,409	6,494

Total current assets	134,010	119,373
Property and equipment, net	27,002	28,272
Other non-current assets	561	347
Long-term deferred tax assets	6,010	16,613
Intangible assets, net	44,803	53,114
Goodwill	101,809	102,338

Total assets	$314,195	$320,057

Liabilities and Equity

Current liabilities:
Accounts payable	$9,805	$10,300
Accrued expenses	17,806	25,891
Deferred revenues	73,331	68,726
Deferred rent	723	1,013
Deferred tax liabilities	—	155
Capital lease obligations	6,902	6,305

Total current liabilities	108,567	112,390
Deferred rent, long-term	8,108	7,634
Deferred revenue, long-term	674	1,709
Deferred tax liabilities, long-term	—	183
Capital lease obligations, long-term	5,443	6,676
Other long-term liabilities	927	898

Total liabilities	123,719	129,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2012 and December 31, 2011; 35,231,795 and 34,015,434 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	35	34
Additional paid-in capital	266,617	258,967
Accumulated other comprehensive (loss) income	(67)	617
Accumulated deficit	(76,109)	(69,051)

Total stockholders’ equity	190,476	190,567

Total liabilities and stockholders’ equity	$314,195	$320,057

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$60,291	$58,095	$122,566	$111,046

Cost of revenues (excludes amortization of intangible assets) (1)	20,371	19,302	40,772	36,440
Selling and marketing (1)	22,235	19,717	43,580	37,886
Research and development (1)	8,267	8,833	16,303	16,732
General and administrative (1)	9,725	13,977	18,831	24,295
Amortization of intangible assets	2,302	2,434	4,622	4,428
Impairment of intangible assets	3,349	—	3,349	—

Total expenses from operations	66,249	64,263	127,457	119,781

Loss from operations	(5,958)	(6,168)	(4,891)	(8,735)
Interest and other (expense), net	(169)	(124)	(367)	(213)
(Loss) gain from foreign currency	(304)	102	(567)	252

Loss before income tax (provision) benefit	(6,431)	(6,190)	(5,825)	(8,696)
Income tax (provision) benefit	(156)	(2,039)	(1,233)	133

Net loss	$(6,587)	$(8,229)	$(7,058)	$(8,563)

Net loss available to common stockholders per common share:
Basic	$(0.20)	$(0.26)	$(0.21)	$(0.27)
Diluted	$(0.20)	$(0.26)	$(0.21)	$(0.27)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,189,994	31,832,105	32,991,299	31,744,988
Diluted	33,189,994	31,832,105	32,991,299	31,744,988

Comprehensive loss:
Net loss	$(6,587)	$(8,229)	$(7,058)	$(8,563)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(2,304)	869	(684)	3,238
Unrealized loss on marketable securities	—	(286)	—	(228)

Total comprehensive loss	$(8,891)	$(7,646)	$(7,742)	$(5,553)

(1) Amortization of stock-based compensation is included in the line items above as follows:

Cost of revenues	$653	$605	$1,204	$1,068
Selling and marketing	$3,001	$2,066	$5,184	$4,019
Research and development	$485	$627	$890	$1,058
General and administrative	$2,200	$2,208	$4,151	$4,886

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated Stockholders’	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2010	31,523,559	$32	$216,895	$2,166	$(53,261)	$165,832
Net loss	—	—	—	—	(8,563)	(8,563)
Foreign currency translation adjustment	—	—	—	3,238	—	3,238
Unrealized/realized gain on marketable securities	—	—	—	(228)	—	(228)
Exercise of common stock options	81,141	—	271	—	—	271
Issuance of restricted stock	456,779	—	—	—	—	—
Restricted stock cancelled	(59,329)	—	—	—	—	—
Restricted stock units vested	56,700	—	—	—	—	—
Common stock received for tax withholding	(217,513)	—	(6,081)	—	—	(6,081)
Stock based compensation	—	—	10,594	—	—	10,594

Balance at June 30, 2011	31,841,337	$32	$221,679	$5,176	$(61,824)	$165,063

Balance at December 31, 2011	34,015,434	$34	$258,967	$617	$(69,051)	$190,567
Net loss	—	—	—	—	(7,058)	(7,058)
Foreign currency translation adjustment	—	—	—	(684)	—	(684)
Exercise of common stock options	29,572	—	76	—	—	76
Exercise of common stock warrants	19,895					—
Issuance of restricted stock	1,457,567	1	(1)	—	—	—
Restricted stock cancelled	(122,740)	—		—	—	—
Restricted stock units vested	100,629	—		—	—	—
Common stock received for tax withholding	(268,562)	—	(6,030)	—	—	(6,030)
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	(51)
Stock based compensation	—	—	13,656	—	—	13,656

Balance at June 30, 2012	35,231,795	$35	$266,617	$(67)	$(76,109)	$190,476

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(7,058)	$(8,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,922	6,391
Amortization of intangible assets	4,622	4,428
Impairment of intangible assets	3,349	—
Provision for bad debts	878	69
Stock-based compensation	11,429	11,031
Amortization of deferred rent	188	(482)
Deferred tax provision (benefit)	8,255	(1,484)
(Gain) Loss on asset disposal	(33)	8
Changes in operating assets and liabilities:
Accounts receivable	6,507	1,417
Prepaid expenses and other current assets	(8,179)	(736)
Accounts payable, accrued expenses, and other liabilities	(6,335)	7,218
Deferred revenues	3,712	(125)
Deferred rent	—	520

Net cash provided by operating activities	24,257	19,692

Investing activities
Acquisitions, net of cash acquired	—	(834)
Purchase of property and equipment	(3,027)	(4,222)

Net cash used in investing activities	(3,027)	(5,056)

Financing activities
Proceeds from the exercise of common stock options	76	271
Repurchase of common stock	(6,030)	(6,081)
Principal payments on capital lease obligations	(3,289)	(2,653)
Debt issuance costs	—	(69)

Net cash used in financing activities	(9,243)	(8,532)
Effect of exchange rate changes on cash	238	105

Net increase in cash and cash equivalents	12,225	6,209
Cash and cash equivalents at beginning of period	38,071	33,736

Cash and cash equivalents at end of period	$50,296	$39,945

Supplemental cash flow disclosures
Interest paid	$386	$319
Income taxes paid	$402	$1,245
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$2,449	$2,781
Leasehold improvements acquired through lease incentives	$—	$331

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides on-demand digital analytic solutions that enable customers to make well-informed business decisions and implement more effective digital business strategies. The Company’s products and solutions offer customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. The Company provides its products and solutions through a scalable, Software-as-a-Service, SaaS, delivery model, which eliminates the need for customers to install and maintain hardware and software in order to use the Company’s products and solutions.

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

Unaudited Interim Financial Information

The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 22, 2012 with the SEC. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012 or thereafter. All references to June 30, 2012 and 2011 or to the three and six months ended June 30, 2012 and 2011 in the notes to the consolidated interim financial statements are unaudited.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, recoverability of intangible assets, other long-lived assets and goodwill, estimates related to outstanding litigation, and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

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

Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the three and six months ended June 30, 2012 certain intangible assets were measured at fair value using significant unobservable inputs (Level 3) as described in Note 3. The Company recorded an impairment charge of $3.3 million pertaining to these assets as follows:

Fair Value Measurements Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
	2012	(Level 1)	(Level 2)	(Level 3)	(Losses)
Description	(In thousands)
Long-lived assets held and used	$2,500			$2,500	$(3,349)

During the three and six months ended June 30, 2011, there were no impairments and as such, no fair value adjustments were recorded for assets and liabilities measured on a non-recurring basis.

Cash and Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.

Interest income on investments and excess cash balances was a nominal amount for the three and six months ended June 30, 2012 and $0.1 million for the three and six months ended June 30, 2011, respectively.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. During the three and six months ended June 30, 2012, the Company recorded an impairment charge of $3.3 million related to certain intangible assets as described in Note 3. During the three and six months ended June 30, 2011, there were no impairment charges recognized.

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

The Company incurred foreign currency transaction losses of $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively, and foreign currency transaction gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound or various currencies in Latin America.

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

The Company accounts for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used. During the three and six months ended June 30, 2012 the Company recognized $0.2 million and $0.5 million, respectively, in revenue related to nonmonetary transactions. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three and six months ended June 30, 2012, the Company recognized $0.4 million and $0.5 million, respectively, in expense related to nonmonetary transactions.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Net loss	$(6,587)	$(8,229)	$(7,058)	$(8,563)

Net loss per share - common stock:
Basic	$(0.20)	$(0.26)	$(0.21)	$(0.27)
Diluted	$(0.20)	$(0.26)	$(0.21)	$(0.27)
Weighted-average shares outstanding-common stock, basic and dilutive	33,189,994	31,832,105	32,991,299	31,744,988

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options and restricted stock	1,846,906	693,944	1,460,557	658,123
Common stock warrants	—	20,030	6,003	11,388

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

3.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the six months ended June 30, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$102,338
AdXpose, Inc. deferred tax adjustments	80
Translation adjustments	(609)

Balance as of June 30, 2012	$101,809

During the three months ended March 31, 2012, the Company recorded a reduction in its estimated amount of acquired deferred tax assets associated with the acquisition of AdXpose, Inc., that occurred in August 2011, with an offsetting adjustment to goodwill.

During the three months ended June 30, 2012, the Company noted a significant decline in revenues from ARSgroup (“ARS”), which the Company acquired in February 2010. As a result, the Company performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, the Company determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS is less than the carrying value of the ARS intangible assets. As such, the Company concluded that the ARS intangible assets were impaired as of June 30, 2012. To measure the amount of the impairment, the Company then estimated the fair value of the intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, the Company prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, the Company estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the three months ended June 30, 2012. The impairment charge had a negative impact on income from continuing operations and net income of $3.3 million and an impact on earnings per share of $0.10 per share during the three and six months ended June 30, 2012. In addition, these intangible assets will be amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012.

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$8,296	$(3,223)	$5,073	$11,244	$(3,307)	$7,937
Customer relationships	34,934	(8,518)	26,416	38,157	(7,698)	30,459
Panel	1,620	(945)	675	1,615	(826)	789
Intellectual property	13,563	(1,687)	11,876	13,561	(918)	12,643
Trade names	4,069	(3,306)	763	4,107	(2,821)	1,286

	$62,482	$(17,679)	$44,803	$68,684	$(15,570)	$53,114

Amortization expense related to intangible assets was approximately $2.3 million and $4.6 million for the three and six months ended June 30, 2012, respectively, and $2.4 million and $4.4 million for the three and six months ended June 30, 2011, respectively.

The weighted average remaining amortization period by major asset class as of June 30, 2012, is as follows:

(In years)
Acquired methodologies/technology	2.7
Customer relationships	7.1
Panel	2.9
Intellectual property	8.7
Trade names	2.4

The estimated future amortization of acquired intangible assets as of June 30, 2012 is as follows:

(In thousands)
2012	$4,646
2013	8,911
2014	7,064
2015	6,070
2016	5,089
Thereafter	13,023

$44,803

4.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Payroll and related	$5,116	$5,734
Income, sales and other taxes	2,964	5,789
Cost of revenues	3,297	3,526
Other	3,075	2,685
Professional fees	965	3,128
Stock-based compensation	2,389	5,029

	$17,806	$25,891

5.	Long-term Debt and Other Financing Arrangement

Capital Leases

The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million, of which the Company can utilize approximately $10.5 million as of June 30, 2012, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to March 13, 2013. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2012	$3,742
2013	6,421
2014	2,300
2015	473
2016	32

Total minimum lease payments	12,968
Less amount representing interest	(623)

Present value of net minimum lease payments	12,345
Less current portion	(6,902)

Capital lease obligations, long-term	$5,443

During the six months ended June 30, 2012 and 2011, the Company acquired $2.4 million and $2.8 million, respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.

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

As of June 30, 2012 and August 1, 2012, no amounts are outstanding under the terms of the Company’s Revolving Credit Facility.

The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. As of June 30, 2012, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

6.	Commitments and Contingencies

Leases

In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2012	$3,698
2013	8,764
2014	9,489
2015	9,606
2016	9,699
Thereafter	46,171

Total minimum lease payments	$87,427

Total rent expense, under non-cancellable operating leases, was $2.1 million and $3.9 million for the three and six months ended June 30, 2012, respectively, and $1.8 million and $3.3 million for the three and six months ended June 30, 2011, respectively.

Contingencies

On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on review of these claims, the Company believes that they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.

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

During the three and six months ended June 30, 2012, the Company recorded income tax provisions of $0.1 million and $1.2 million resulting in effective tax rates of 2.4% and 21.2%, respectively. During the three and six months ended June 30, 2011, the Company recorded an income tax provision of $2.0 million and an income tax benefit of $0.1 million resulting in effective tax rates of 32.9% and 1.5%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year. As of June 30, 2012, the Company’s estimated annual effective tax rate was 80.2%, compared to 39.1% as of March 31, 2012. The change in the estimated annual effective tax rate is primarily due to a significant reduction in forecasted pre-tax book income, which led the Company to conclude that it needed to establish a valuation allowance on certain state net operating loss carryforwards.

During the three and six months ended June 30, 2012, the Company recorded deferred tax expense of $2.5 million associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting. The write-off of the deferred tax asset has been included as a discrete item in the tax provision for the three and six months ended June 30, 2012.

The exercise of certain stock options and the vesting of certain restricted stock awards during the three and six months ended June 30, 2012 and 2011, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.

During the three and six months ended June 30, 2012, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. The Company recognized certain windfall tax benefits in 2011 and recorded an increase to additional paid-in capital. As a result, $0.0 million and $0.1 of the shortfalls reduced additional paid-in capital for the three and six months ended June 30, 2012, respectively, and $0.1 million and $0.3 million of the shortfalls has been included in income tax expense for the three and six months ended June 30, 2012, respectively. There was no comparative amount for the three and six months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, the Company had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases and on the U.S. capital loss carryforwards. During the three months ended June 30, 2012, the Company recorded a valuation allowance related to certain state net operating loss carryforwards, primarily related to Indiana, where ARS is located, due to a current expectation that certain net operating loss carryforwards will not be realized. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2012 to determine the appropriate level of valuation allowance required against its deferred tax assets.

As of June 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012 and December 31, 2011, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.7 million and $0.6 million, respectively.

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

1999 Stock Option Plan and 2007 Equity Incentive Plan

Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of June 30, 2012 and December 31, 2011, the Plans provided for the issuance of a maximum of approximately 8.5 million shares and 7.2 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of

Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2012, the shares available for grant increased 1,360,617 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of June 30, 2012, a total of 3,005,041 shares were available for future grant under the 2007 Plan.

The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.

During the three months ended March 31, 2012, the Company granted 210,000 time-based restricted stock awards to the Company’s Chief Executive Officer that vest ratably over three years and 380,000 time-based restricted stock awards to members of executive management that vest ratably over four years. In addition, the Company granted its Chief Executive Officer 580,000 shares of the Company’s common stock in the form of restricted stock and restricted stock units (the “Performance Award”). The Performance Award represents the maximum number of shares that can vest over a three year period. The Performance Awards will vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014, with the revenue and adjusted EBITDA milestones each carrying a 50% weight. Assuming achievement of 100% of the target performance metrics in each case over a three-year period, the Chief Executive Officer would be eligible to vest in 290,000 total shares, and in any given year 96,666 shares. Assuming achievement of 200% of the target performance metrics in each case over a three-year period, the maximum number permitted under the arrangement, the Chief Executive Officer would be eligible to vest in 580,000 total shares, and in any given year, 193,334 shares. During the three and six months ended June 30, 2012, no stock options were granted.

A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	1,507,519	$13.02

Options granted	—	—
Options exercised	(29,572)	2.59		$581
Options forfeited	(1,048,478)	18.12
Options expired	(200)	8.75

Options outstanding at June 30, 2012	429,269	$1.30	1.98	$6,506

Options exercisable at June 30, 2012	429,629	$1.30	1.98	$6,506

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at June 30, 2012. As of June 30, 2012, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three and six months ended June 30, 2012, 108,102 and 122,740 forfeited shares of restricted stock have been repurchased by the Company at no cost.

A summary of the status for nonvested stock awards as of June 30, 2012 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,385,420	419,094	1,804,514	$19.75
Granted	1,457,567	358,068	1,815,635	22.19
Vested	(656,100)	(100,629)	(756,729)	19.59
Forfeited	(122,740)	(224,888)	(347,628)	21.29

Nonvested at June 30, 2012	2,064,147	451,645	2,515,792	$21.35

The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of June 30, 2012 was $41.4 million.

As of June 30, 2012, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $32.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.46 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Of the 95,120 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended June 30, 2012, the Company repurchased 31,749 shares at an aggregate purchase price of approximately $0.6 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.

Common Stock Warrant

As of December 31, 2011, a warrant to purchase 24,375 shares of common stock was outstanding. During the quarter ended June 30, 2012, this warrant was completely exercised on a net basis. As a result, the Company issued 19,895 shares of common stock and received no cash upon the exercise of the warrant.

Shares Reserved for Issuance

At June 30, 2012, the Company had reserved for future issuance the following shares of common stock upon the exercise of options:

Common stock available for future issuances under the Plans	3,005,041
Common stock reserved for outstanding options and restricted stock units	881,274

3,886,315

9.	Geographic Information

The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
United States	$42,446	$43,400	$88,528	$83,907
Europe	10,589	8,203	20,912	15,443
Canada	2,819	2,496	5,507	4,615
Other	4,437	3,996	7,619	7,081

Total Revenues	$60,291	$58,095	$122,566	$111,046

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	June 30, 2012	December 31, 2011
	(In thousands)
United States	$21,183	$22,834
Europe	4,713	4,526
Canada	314	344
Other	792	568

Total	$27,002	$28,272

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide leading, on-demand digital analytics solutions that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. Our solutions provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we provide mobile and network analytics products which provides comprehensive market intelligence to the various mobile carriers worldwide. During the three months ended June 30, 2012, we provided service to over 2,069 customers worldwide with our broad geographic base of employees located in 32 locations in 23 countries.

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

During the second quarter of 2012, we noted a significant decline in revenues from ARSgroup (“ARS”), which we acquired in February 2010. As a result, we performed an impairment test of the long-lived assets of ARS and ultimately recorded an impairment charge of $3.3 million during the three months ended June 30, 2012. As a result of the significant decline in revenue from ARS and the resulting impairment charge of $3.3 million, we are exploring all strategic options with respect to maximizing the value of ARS, including a potential sale of some or all of ARS.

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

As a result of economic events such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector, political uncertainty in the Middle East, and concerns regarding the eurozone, the direction and relative strength of the U.S. and global economies have become somewhat uncertain in recent periods. During 2010, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Since these negative economic events began in 2008, we continued to annually add net new customers and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed each year. Notwithstanding our performance during these macroeconomic trends, if economic recovery slows or economic conditions deteriorate, our operating results could be adversely affected in coming periods.

Our Revenues

We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 85% of total revenues in the six months ended June 30, 2012 and the full year 2011, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.

Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2011, our international revenues were $60.0 million, an increase of $27.3 million, or 84% over international revenues of $32.7 million for the year ended December 31, 2010. For the six months ended June 30, 2012, our international revenues were $34.0 million, an increase of $6.9 million, or 25% over international revenues of $27.1 million for the six months ended June 30, 2011. International revenues comprised approximately 28%, 26% and 19% of our total revenues for the six months ended June 30, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively.

We anticipate that revenues from our U.S. customers will continue to constitute a substantial portion of our revenues in coming periods, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

Subscription Revenues

We generate a significant portion of our subscription-based revenues from our Media Metrix product suite. Products within the Media Metrix suite include Media Metrix 360, Media Metrix, Plan Metrix, World Metrix, Video Metrix and Ad Metrix. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our web site, have access to our database and can generate reports at anytime.

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

Software Licenses

We generate subscription revenue through software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. We recognize software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. Prior to March 31, 2011, we had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately. During the quarter ended June 30, 2011 we established VSOE of fair value for post contract support (“PCS”) services for certain customers. The establishment of VSOE of fair value followed an alignment of our pricing practices for these services.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the $3.3 million impairment charge associated with ARS recorded during the three months ended June 30, 2012.

Seasonality

Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100%	100%	100%	100%

Cost of revenues	33.8	33.2	33.3	32.8
Selling and marketing	36.9	33.9	35.6	34.1
Research and development	13.7	15.2	13.3	15.1
General and administrative	16.1	24.1	15.4	21.9
Amortization of intangible assets	3.8	4.2	3.8	4.0
Impairment of intangible assets	5.6	—	2.7	—

Total expenses from operations	109.9	110.6	104.1	107.9

Income (loss) from operations	(9.9)	(10.6)	(4.1)	(7.9)
Interest and other (expense), net	(0.3)	(0.2)	(0.3)	(0.2)
(Loss) gain from foreign currency	(0.5)	0.2	(0.5)	0.2

Loss before income tax (provision) benefit	(10.7)	(10.6)	(4.9)	(7.9)
Income tax (provision) benefit	(0.3)	(3.5)	(1.0)	0.1

Net loss attributable to common stockholders	(11.0)%	(14.1)%	(5.9)%	(7.8)%

Three and Six Month period ended June 30, 2012 Compared to the Three and Six Month period ended June 30, 2011

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Revenues	$60,291	$58,095	$2,196	3.8%	$122,566	$111,046	$11,520	10.4%

Total revenues increased by approximately $2.2 million, or approximately 4%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. We attribute the revenue growth to increased sales to our existing customer base offset by a reduction in revenue from new customers. Revenue from new customers decreased from the year ago quarter due to a significant focus on the selling of new products, especially vCE, to our current customer base. Revenue from existing customers increased $4.6 million from $49.1 million for the three months ended June 30, 2011 to $53.7 million for the three months ended June 30, 2012, while revenue from new customers decreased $2.4 million from $9.0 million for the three months ended June 30, 2011 to $6.6 million for the three months ended June 30, 2012. In addition, revenue associated with the ARS copy testing products decreased $2.3 million to $2.3 million during the three months ended June 30, 2012 from $4.6 million during the three months ended June 30, 2011.

We experienced continued revenue growth in subscription revenues, which increased by approximately $2.3 million during the three months ended June 30, 2012, from $49.5 million in the prior year period. However, our project-based revenues decreased by approximately $0.1 million during the three months ended June 30, 2012, from $8.6 million in the prior year period.

Revenues from U.S customers was $42.5 million for the three months ended June 30, 2012, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $17.8 million for the three months ended June 30, 2012, or approximately 30% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $3.1 million, comprised primarily of increases of $2.4 million in Europe, and $0.3 million in Canada during the three months ended June 30, 2012 as compared to the prior year period.

Total revenues increased by approximately $11.5 million, or approximately 10%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. We attribute the revenue growth to increased sales to our existing customer base offset by a reduction in revenue from new customers. Revenue from new customers decreased from the year ago quarter due to a significant focus on the selling of new products, especially vCE, to our current customer base. Revenue from existing customers increased $15.8 million from $94.1 million for the six months ended June 30, 2011 to $109.9 million for the six months ended June 30, 2012, while revenue from new customers decreased $4.2 million from $16.9 million for the six months ended June 30, 2011 to $12.7 million for the six months ended June 30, 2012. In addition, revenue associated with the ARS copy testing products decreased $3.5 million to $4.7 million during the three months ended June 30, 2012 from $8.2 million during the three months ended June 30, 2011.

We experienced continued revenue growth in subscription revenues, which increased by approximately $9.9 million during the six months ended June 30, 2012, from $94.3 million in the prior year period. In addition, our project-based revenues increased by approximately $1.7 million during the six months ended June 30, 2012, from $16.7 million in the prior year period.

Revenues from U.S customers increased to $88.5 million for the six months ended June 30, 2012, or approximately 72% of total revenues, while revenues from customers outside of the U.S. increased to $34.1 million for the six months ended June 30, 2012, or approximately 28% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $6.9 million, comprised primarily of increases of $5.5 million in Europe, and $0.9 million in Canada during the six months ended June 30, 2012 as compared to the prior year period.

Operating Expenses

The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, professional fees, rent and other facility related costs, depreciation expense, and amortization and impairment of acquired intangible assets. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonus arrangements using our common stock. In addition, three of our most senior executives, including our Chief Executive Officer, have agreed to receive shares of our common stock instead of a cash salary.

Our total operating expenses increased by approximately $2.0 million, or approximately 3%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase is primarily attributable to an impairment charge of $3.3 million related to a decline in value of intangible assets acquired as part of the ARS acquisition, increased expenditures for employee salaries, benefits and related costs of $2.3 million associated with our increased headcount, increased bad debt expense of $0.9 million associated with the write-off of accounts receivable deemed uncollectible, increased use of stock-based compensation of $0.8 million, and increased royalties and reseller fees of $0.6 million associated with an increase in the usage of third-parties to sell our products. The increases were partially offset by a decrease in professional fees of $5.4 million associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011 and a decrease of $1.3 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts.

Our total operating expenses increased by approximately $7.7 million, or approximately 6%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $4.7 million associated with our increased headcount, an impairment charge of $3.3 million related to a decline in value of intangible assets acquired as part of the ARS acquisition, increased royalties and reseller fees of $1.2 million associated with an increase in the usage of third-parties to sell our products, increased rent and other facilities related costs and depreciation expense of $1.0 million, increased bad debt expense of $0.8 million associated with the write-off of accounts receivable deemed uncollectible, and increased travel and airfare of $0.8 million associated with our sales efforts. The increases were partially offset by a decrease in professional fees of $6.4 associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011 and a decrease of $1.2 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Cost of revenues	$20,371	$19,302	$1,069	5.5%	$40,772	$36,440	$4,332	11.9%
As a percentage of revenues	33.8%	33.2%			33.3%	32.8%

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

Cost of revenues increased by approximately $1.1 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $1.3 million associated with our increased headcount and increased royalties and reseller fees of $0.6 million associated with an increase in the usage of third-parties to sell our products, partially offset by a decrease of $1.3 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts.

Cost of revenues increased by approximately $4.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $2.6 million associated with our increased headcount, increased royalties and reseller fees of $1.2 million associated with an increase in the usage of third-parties to sell our products and increased technology related costs of $0.5 million. These costs were partially offset by a decrease of $1.3 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts.

Cost of revenues were generally unchanged as a percentage of revenues during the three and six months ended June 30, 2012 as compared to the same periods in 2011.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Selling and marketing	$22,235	$19,717	$2,518	12.8%	$43,580	$37,886	$5,694	15.0%
As a percentage of revenues	36.9%	33.9%			35.6%	34.1%

Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. It is also important to note that selling and marketing expenses have increased because we have been recruiting for additional salespeople in order to support international growth, especially in our Dax and vCE product offerings.

Selling and marketing expenses increased by $2.5 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.2 million and increased stock-based compensation of $0.9 million associated with our increased headcount as well as a decision to pay certain sales related bonuses with our common stock.

Selling and marketing expenses increased by $5.7 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase is primarily attributable to increased employee salaries, benefits and related costs of $2.4 million and increased stock-based compensation of $1.2 million associated with our increased headcount as well as a decision to pay certain sales related bonuses with our common stock, increased travel costs of $0.8 million incurred to support our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $0.6 million.

Selling and marketing expenses increased as a percentage of revenues during the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to slower than expected revenue growth.

Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Research and development	$8,267	$8,833	$(566)	(6.4)%	$16,303	$16,732	$(429)	(2.6)%
As a percentage of revenues	13.7%	15.2%			13.3%	15.1%

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

Research and development expenses decreased $0.6 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease is primarily attributable to decreased employee salaries, benefits and related costs of $0.6 million associated with a reallocation of resources away from R&D activities.

Research and development expenses decreased $0.4 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease is primarily attributable to decreased employee salaries, benefits and related costs of $0.9 million associated with a reallocation of resources away from research and development activities, offset by higher costs of $0.5 million related to certain data licensing contracts that began in the three months ended March 31, 2011.

Research and development expenses declined slightly as a percentage of revenues for the three and six months ended June 30, 2012 as compared to the same periods in 2011, due to the increase in revenues.

General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
General and administrative	$9,725	$13,977	$(4,252)	(30.4)%	$18,831	$24,295	$(5,464)	(22.5)%
As a percentage of revenues	16.1%	24.1%			15.4%	21.9%

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

General and administrative expenses decreased by $4.3 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease is primarily attributable to a decrease in professional fees of $5.4 million associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011, partially offset by increased bad debt expense of $0.9 million associated with the write-off of accounts receivable deemed uncollectible.

General and administrative expenses decreased by $5.5 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease is primarily attributable to a decrease in professional fees of $6.4 million associated with patent infringement litigation that occurred in 2011 and that was settled in the fourth quarter of 2011 and a reduction in stock-based compensation expense of $0.7 million. These decreases were partially offset by increased employee salaries, benefits and related costs of $0.6 million associated with our increased headcount and increased bad debt expense of $0.8 million associated with the write-off of accounts receivable deemed uncollectible.

General and administrative expenses decreased as a percentage of revenues during the three and six months ended June 30, 2012 as compared to the same periods in 2011, due to the overall reduction in costs coupled with the increase in revenues.

Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Amortization expense	$2,302	$2,434	$(132)	(5.4)%	$4,622	$4,428	$194	4.4%
As a percentage of revenues	3.8%	4.2%			3.8%	4.0%

Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.

Amortization expense decreased $0.1 million and increased $0.2 million during the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011 due principally to certain intangible assets whose useful life ended as of December 31, 2011, offset by increased amortization of intangible assets that were acquired as part of the AdXpose acquisition in the third quarter of 2011 and the acquisition of certain patent intangible assets acquired in the fourth quarter of 2011.

Impairment of Intangible Assets

During the three months ended June 30, 2012, we noted a significant decline in revenues from ARS, which we acquired in February 2010. As a result, we performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, we determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS is less than the carrying value of the ARS intangible assets. As such, we concluded that the intangible assets of ARS are impaired. To measure the amount of the impairment, we then estimated the fair value of the ARS intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, we prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, we used a combination of income approaches, including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, we have estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the three months ended June 30, 2012. In addition, these intangible assets will be amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012.

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

Interest and other income (expense), net for the three and six months ended June 30, 2012 resulted in net expense of $0.2 million and $0.4 million, respectively, as compared to $0.1 million and $0.2 million of net interest expense for the three and six months ended June 30, 2011, respectively. The increase in interest expense was due to our increased use of capital leases to finance the expansion of our technology infrastructure along with fees associated with our revolving credit facility coupled with a reduction in interest income associated with the sale of our auction rate securities in 2011.

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

We recorded a transaction loss of $0.3 million and $0.6 million during the three and six months ended June 30, 2012, respectively, as compared to a transaction gain of $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively, due to our increased international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.

Provision for Income Taxes

During the three and six months ended June 30, 2012, we recorded income tax provisions of $0.1 million and $1.2 million, respectively, as compared to an income tax provision of $2.0 million and an income tax benefit of $0.1 million during the comparable periods of 2011, respectively. The tax provisions for the three and six months ended June 30, 2012 were attributable to current tax benefits of $7.2 million and $7.0 million, respectively, and deferred tax expense of $7.3 million and $8.2 million, respectively. These amounts include $2.7 million and $2.9 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and six months ended June 30, 2012, respectively. Included within these amounts is deferred tax expense of $2.5 million associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting.

The tax provision for the three months ended June 30, 2011 was attributable to a current tax expense of $2.3 million and a deferred tax benefit of $0.3 million. The tax benefit for the six months ended June 30, 2011 was attributable to a current tax expense of $1.4 million and a deferred tax benefit of $1.5 million. These amounts include $0.0 million and $0.1 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and six months ended June 30, 2011, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$24,257	$19,692
Net cash used in investing activities	(3,027)	(5,056)
Net cash used in financing activities	(9,243)	(8,532)
Effect of exchange rate changes on cash	238	105

Net increase in cash and cash equivalents	$12,225	$6,209

Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of June 30, 2012, our principal sources of liquidity consisted of $50.3 million in cash, which represents cash generated from operating activities.

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

As of June 30, 2012 and August 1, 2012, no amounts are outstanding under the terms of our Revolving Credit Facility.

We maintain letters of credit in lieu of security deposits with respect to certain office leases. As of June 30, 2012, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.

We generated approximately $24.3 million of net cash from operating activities during the six months ended June 30, 2012. Our cash flows from operations were driven by our net loss of $7.1 million, offset by $35.7 million in non-cash items such as depreciation, impairment of intangible assets, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $3.7 million net increase in amounts collected from customers in advance of when we recognize revenue due to increases in sales to existing customers and a $6.5 million decrease in accounts receivable associated with enhanced collection activities. Cash flows from operations were negatively impacted by a $6.3 million decrease in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses paid in the first quarter of the year and professional fees accrued as of December 31, 2011, and a $8.2 million increase in prepaid expenses and other current assets.

We generated approximately $19.7 million of net cash from operating activities during the six months ended June 30, 2011. Our cash flows from operations were driven by our net loss of $8.6 million, offset by $20.0 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, we experienced a $1.4 million decrease in accounts receivable due to strong collections activities during the first half of 2011 in light of the increase in revenues. In addition, our operating cash flows were positively impacted by a $7.2 million net increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors and $0.5 million increase in deferred rent due to tenant allowances related to our leases. Cash flows from operations were negatively impacted by a $0.7 million increase in prepaid expenses and other current assets related to additional capitalized costs from certain long-term contracts and a $0.1 million decrease in amounts collected from customers in advance of when we recognize revenue largely related to foreign currency revaluation.

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

We used $3.0 million of net cash in investing activities during the six months ended June 30, 2012, associated with the purchase of property and equipment to maintain and expand our technology infrastructure.

We used $5.1 million of net cash in investing activities during the six months ended June 30, 2011. Approximately $4.2 million was associated with the purchase of property and equipment to maintain and expand our technology infrastructure, approximately $0.4 million related to cash payments associated with the acquisition of Nexius, and approximately $0.5 million was with the acquisition of certain intellectual property intangible assets.

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

Financing Activities

We used $9.2 million of cash during the six months ended June 30, 2012 for financing activities. This included $6.0 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $3.3 million to make payments on our capital lease obligations offset by $0.1 million in proceeds from the exercise of our common stock options.

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

Contractual Obligations and Known Future Cash Requirements

Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In prior and current periods, we financed the purchase of some of our computer equipment under capital lease arrangements over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer equipment, are typically small and they do not materially impact our overall liquidity.

We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the six months ended June 30, 2012 we incurred $2.4 million of additional borrowings under this financing arrangement. As of June 30, 2012, we have total borrowings under this arrangement of approximately $10.5 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $6.2 million per year. Assets acquired under the equipment lease secure the obligations.

As of June 30, 2012, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.

As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A. As of June 30, 2012 and August 1, 2012, no amounts are outstanding under the terms of our revolving credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars, and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of June 30, 2012, our cash reserves were maintained in bank deposit accounts totaling $50.3 million.

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

Interest Rate Sensitivity

As of June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $50.3 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the six months ended June 30, 2012, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.

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

Privacy Class Action Litigation

On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on review of these claims, we believe that they are without merit, and we intend to vigorously protect and defend ourselves.

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

We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 85% of our revenues during each of the six months ended June 30, 2012 and the full year 2011. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.

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

Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may make our data collection and analysis systems more susceptible to defects or errors. The companies that we have acquired also rely on data collection and analysis software and systems to service enterprise customers. Any defect in our panelist data collection software, our census collection systems, our enterprise focused software and systems, network systems, statistical projections or other methodologies could lead to consequences that impact operating results, including:

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

We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans, integration of acquired companies or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. For example, in 2009, we adopted new methodology that would integrate server-based web beacon information with our existing panel-based data. In 2009, we also acquired and entered into a strategic alliance with web analytics companies in order to enhance the scope of our server-based web beacon information. As a result, some of our existing customers or customers of acquired entities may refuse to participate, or participate only in a limited fashion, and other may become dissatisfied as a result of changes in our methodology and decide not to continue purchasing their subscriptions or may decide to discontinue providing us with their web beacon or other server-side information. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, thereby damaging our brand and harming our reputation. Additionally, we expect that we will need to further integrate new capabilities with our existing methodologies if we develop or acquire additional products or lines of business in the future. The resulting future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause additional customer dissatisfaction and result in loss of customers.

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

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, acquisitions will generally result in us recognizing significant amounts of intangible assets. If we experience significant declines in operating results associated with past, or future, acquisitions, and the anticipated benefits of an acquisition is not expected to materialize, we may be required to perform impairment testing of our long-lived assets, and ultimately may be required to record an impairment charge.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, where we determine necessary, we pursue enforcement of our intellectual property rights. Such enforcement action may cause us to incur costs, distract the attention of management, and result in unfavorable public opinion or outcomes that are not in our favor, each of which could adversely affect our brand, business and results of operations. While we have filed a number of patent applications and own approximately 50 issued patents worldwide, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.

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

The market for digital marketing intelligence is developing, and if it does not develop, or develops more slowly than expected, our business will be harmed.

The market for digital marketing intelligence products is still developing, and it is uncertain whether these products will maintain high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products and to continue use of such products on a long-term basis. Factors that may affect market acceptance include:

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

In recent years, we acquired various businesses with substantial presence or clientele in multiple Latin American, European and Middle Eastern countries. Prior to these acquisitions, we otherwise had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts which we are engaged will not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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

Our future success will depend on continued growth in the use of the Internet, including mobile Internet, as an advertising medium, a continued increase in eCommerce spending and the proliferation of the Internet as a platform for a wide variety of consumer activities. These markets are evolving rapidly, and it is not certain that their current growth trends will continue.

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

Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, we derived approximately 23%, 26% and 29%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.

We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, we derived approximately 9%, 10% and 11%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.

A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time and do not currently engage in any transactions that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. During the six months ended June 30, 2012, the average U.S. Dollar to euro exchange rate was approximately $1.0 to €0.77. There can be no guarantee that exchange rates will remain constant over the long-term.

Conditions and changes in the national and global economic environment may adversely affect our business and financial results.

Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth slowed in the second quarter of 2012 and may continue to stagnate during the remainder of 2012 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs and increased concerns about economic slowdown in Asia, particularly in China. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.

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

We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,059 employees as of June 30, 2012 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.

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

Although we have generated profits in prior periods, we incurred a net loss of $15.8 million for the year ended December 31, 2011. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. For the six months ended June 30, 2012, we incurred a net loss of $7.1 million. As of June 30, 2012, we had an accumulated deficit of $76.1 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Rating Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. In April 2011, comScore Direct was accredited by the Media Rating Council. Any standards adopted by U.S or internationally based industry associations may lead to costly changes to our procedures and methodologies. As a result, the cost of developing our digital marketing intelligence products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.

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

In future periods, we may upgrade our financial reporting systems and implement new information technology systems to better manage our business, streamline our financial reporting and enhance our existing internal controls. We may experience difficulties if we transition to new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, we expect that our existing management information systems may require modification and refinement as we grow and our business needs change. Any modifications could prolong difficulties we experience with systems transitions, and we may not always employ the most efficient or effective systems for our purposes. If upgrades cost more or take longer than we anticipate, our operating results could be adversely affected. Moreover, if we experience difficulties in implementing new or upgraded information systems or experience system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to timely and effectively process analyze and prepare financial statements could be adversely affected.

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

As of June 30, 2012, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $46.4 million and $39.8 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2013 for state income tax reporting purposes.

In addition, as of June 30, 2012 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $31.0 million, which will begin to expire in 2013.

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

As of June 30, 2012, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, India, and the Netherlands. In addition, as of June 30, 2012, we had a valuation allowance related to the deferred tax assets associated with certain state net operating loss carryforwards, primarily related to Indiana, where ARS is located, due to a current expectation that certain net operating loss carryforwards will not be realized. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.

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

Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.

If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, it may be unable to fund borrowings under its credit commitments to us. For example, we currently have a $50.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of June 30, 2012 no amounts were outstanding on our revolving line of credit. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2012

During the three months ended June 30, 2012, we issued 19,895 shares of common stock at $4.00 per share pursuant to the net exercise of a warrant originally issued to one of our service providers in 2002. Such transaction did not involve underwriters, underwriting discounts or commissions, or any public offering, and we believe that the exercise of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The recipient of the securities in this transaction represented its intention to acquire the warrant and the securities issuable upon exercise thereof for investment only and not with a view to, or for resale in connection with, any distribution thereof, and that such recipient was an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The recipient further represented that such recipient was aware of our business affairs and financial condition, and had acquired information about our business sufficient to reach an informed and knowledgeable decision to acquire the warrant.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2012, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2012	34,204	$10.92	—	—
May 1 — May 31, 2012	95,880	$1.82	—	—
June 1 — June 30, 2012	9,767	$7.05	—	—

Total	139,851		—	—

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended June 30, 2012, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 — April 30, 2012	15,848	$0.00
May 1 — May 31, 2012	86,440	$0.00
June 1 — June 30, 2012	5,814	$0.00

Total	108,102

(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2012, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 — April 30, 2012	18,356	$20.34
May 1 — May 31, 2012	9,440	$18.49
June 1 — June 30, 2012	3,953	$17.41

Total	31,749

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

comScore, Inc.

/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 2, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(1)	Warrant to purchase 24,375 shares of common stock, dated July 31, 2002 (Exhibit 4.10 (Originally titled “Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002”))

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 (2)	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.