Form 10-Q
period 2012-09-30
COMSCORE, INC.
filed 2012-11-02
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-33520
 ________________________________
 comScore, Inc.
(Exact name of registrant as specified in its charter)

 ________________________________

Delaware	54-1955550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11950 Democracy Drive, Suite 600 Reston, VA	20190
(Address of principal executive offices)	(Zip Code)
(703) 483-2000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

 ________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2012, there were 35,630,808 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,147	$38,071
Accounts receivable, net of allowances of $917 and $903, respectively	52,114	64,429
Prepaid expenses and other current assets	11,167	10,379
Deferred tax assets	5,868	6,494
Total current assets	128,296	119,373
Property and equipment, net	30,427	28,272
Other non-current assets	430	347
Long-term deferred tax assets	15,234	16,613
Intangible assets, net	42,727	53,114
Goodwill	102,336	102,338
Total assets	$319,450	$320,057
Liabilities and Equity
Current liabilities:
Borrowings under revolving credit facility	$4,244	$—
Accounts payable	6,936	10,300
Accrued expenses	21,940	25,891
Deferred revenues	69,824	68,726
Deferred rent	651	1,013
Deferred tax liabilities	—	155
Capital lease obligations	7,452	6,305
Total current liabilities	111,047	112,390
Deferred rent, long-term	8,580	7,634
Deferred revenue, long-term	728	1,709
Deferred tax liabilities, long-term	—	183
Capital lease obligations, long-term	5,520	6,676
Other long-term liabilities	980	898
Total liabilities	126,855	129,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2012 and December 31, 2011; 35,645,043 and 34,015,434 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	36	34
Additional paid-in capital	270,627	258,967
Accumulated other comprehensive income	1,159	617
Accumulated deficit	(79,227)	(69,051)
Total stockholders’ equity	192,595	190,567
Total liabilities and stockholders’ equity	$319,450	$320,057
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$64,273	$58,759	$186,839	$169,805
Cost of revenues (excludes amortization of intangible assets) (1)	21,933	19,560	62,705	56,000
Selling and marketing (1)	22,928	20,330	66,508	58,216
Research and development (1)	8,963	9,219	25,266	25,951
General and administrative (1)	9,400	12,568	28,231	36,863
Amortization of intangible assets	2,385	2,458	7,007	6,886
Impairment of intangible assets	—	—	3,349	—
Total expenses from operations	65,609	64,135	193,066	183,916
Loss from operations	(1,336)	(5,376)	(6,227)	(14,111)
Interest and other (expense), net	(174)	(143)	(541)	(356)
Loss from foreign currency	(205)	(342)	(772)	(90)
Gain on sale of marketable securities	—	211	—	211
Loss before income tax (provision) benefit	(1,715)	(5,650)	(7,540)	(14,346)
Income tax (provision) benefit	(1,403)	1,712	(2,636)	1,845
Net loss	$(3,118)	$(3,938)	$(10,176)	$(12,501)
Net loss available to common stockholders per common share:
Basic	(0.09)	(0.12)	(0.31)	(0.39)
Diluted	(0.09)	(0.12)	(0.31)	(0.39)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,470,628	32,492,939	33,120,233	31,996,867
Diluted	33,470,628	32,492,939	33,120,233	31,996,867

Comprehensive loss:
Net loss	$(3,118)	$(3,938)	$(10,176)	$(12,501)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	1,226	(2,716)	542	522
Unrealized loss on marketable securities	—	—	—	(228)
Realized gain on sale of marketable securities, net	—	(211)	—	(211)
Total comprehensive loss	$(1,892)	$(6,865)	$(9,634)	$(12,418)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$636	$514	$1,840	$1,582
Selling and marketing	$3,113	$2,291	$8,297	$6,310
Research and development	$504	$536	$1,394	$1,594
General and administrative	$1,911	$2,069	$6,062	$6,955
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Stockholders’ Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	31,523,559	$32	$216,895	$2,166	$(53,261)	$165,832
Net loss	—	—	—	—	(12,501)	(12,501)
Foreign currency translation adjustment	—	—	—	522	—	522
Unrealized/realized gain on marketable securities	—	—	—	(439)	—	(439)
Common stock issued in conjunction with acquisitions	982,285	1	15,057	—	—	15,058
Exercise of common stock options	195,200	—	343	—	—	343
Issuance of restricted stock	607,931	—	—	—	—	—
Restricted stock cancelled	(100,072)	—	—	—	—	—
Restricted stock units vested	101,881	—	—	—	—	—
Common stock received for tax withholding	(280,410)	—	(7,181)	—	—	(7,181)
Stock based compensation	—	—	14,203	—	—	14,203
Balance at September 30, 2011	33,030,374	$33	$239,317	$2,249	$(65,762)	$175,837

Balance at December 31, 2011	34,015,434	$34	$258,967	$617	$(69,051)	$190,567
Net loss	—	—	—	—	(10,176)	(10,176)
Foreign currency translation adjustment	—	—	—	542	—	542
Exercise of common stock options	362,680	—	222	—	—	222
Exercise of common stock warrants	19,895	—	—	—	—	—
Issuance of restricted stock	1,649,814	2	(2)	—	—	—
Restricted stock cancelled	(204,495)	—		—	—	—
Restricted stock units vested	151,641	—		—	—	—
Common stock received for tax withholding	(349,926)	—	(7,176)	—	—	(7,176)
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	(51)
Stock based compensation	—	—	18,667	—	—	18,667
Balance at September 30, 2012	35,645,043	$36	$270,627	$1,159	$(79,227)	$192,595
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2012	2011
Operating activities
Net loss	$(10,176)	$(12,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,469	9,808
Amortization of intangible assets	7,007	6,886
Impairment of intangible assets	3,349	—
Provision for bad debts	1,151	116
Stock-based compensation	17,593	16,441
Amortization of deferred rent	543	(647)
Deferred tax provision (benefit)	1,651	(3,362)
(Gain) Loss on asset disposal	(24)	8
Gain on sale of marketable securities	—	(211)
Changes in operating assets and liabilities:
Accounts receivable	11,540	4,218
Prepaid expenses and other current assets	(847)	(628)
Accounts payable, accrued expenses, and other liabilities	(8,839)	6,183
Deferred revenues	(314)	(8,072)
Deferred rent	25	520
Net cash provided by operating activities	33,128	18,759

Investing activities
Acquisitions, net of cash acquired	—	(4,687)
Sales and maturities of investments	—	2,591
Purchase of property and equipment	(4,960)	(5,899)
Net cash used in investing activities	(4,960)	(7,995)

Financing activities
Proceeds from the exercise of common stock options	222	343
Repurchase of common stock	(7,176)	(7,181)
Principal payments on capital lease obligations	(5,113)	(3,879)
Proceeds from financing arrangements	4,131	—
Debt issuance costs	—	(69)
Net cash used in financing activities	(7,936)	(10,786)
Effect of exchange rate changes on cash	844	(312)
Net increase in cash and cash equivalents	21,076	(334)
Cash and cash equivalents at beginning of period	38,071	33,736
Cash and cash equivalents at end of period	$59,147	$33,402

Supplemental cash flow disclosures
Interest paid	$576	$536
Income taxes paid	$554	$1,551
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$5,150	$4,218
Accrued capital expenditures	$1,892	$—
Leasehold improvements acquired through lease incentives	$—	$331
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides on-demand digital analytics that enable customers to make well-informed business decisions and implement more effective digital business strategies. More specifically, the Company is an Internet technology company that measures what people do as they navigate the digital world and analyzes that information to provide insights and recommended actions for the Company's customers to maximize the value of their digital investments. The Company’s products offer customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. The Company provides its products through a scalable, Software-as-a-Service, SaaS, delivery model, which eliminates the need for customers to install and maintain hardware and software in order to use the Company’s products.
The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity worldwide. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with census information obtained from the Company's tagged network of global websites, referred to as the comScore Census Network. This panel information is complemented by a Unified Digital Measurement approach to digital audience measurement. Unified Digital Measurement blends panel and census methodologies into a product that provides a direct linkage and reconciliation between census and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. In addition to the Company’s comScore Census Network products, the Company provides products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The Company also provides digital and monetization analytics and innovative video measurement products.

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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 22, 2012 with the SEC. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012 or thereafter. All references to September 30, 2012 and 2011 or to the three and nine months ended September 30, 2012 and 2011 in the notes to the consolidated interim financial statements are unaudited.
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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the second quarter of 2012, certain intangible assets were measured at fair value using significant unobservable inputs (Level 3) as described in Note 3. During the nine months ended September 30, 2012, the Company recorded an impairment charge of $3.3 million pertaining to these assets as follows:

Fair Value Measurements Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
		(Level 1)	(Level 2)	(Level 3)	(Losses)
Description	(In thousands)
Long-lived assets held and used	$2,500			$2,500	$(3,349)
During the three and nine months ended September 30, 2011, there were no impairments and as such, no fair value adjustments were recorded for assets and liabilities measured on a non-recurring basis.
Cash and Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
Interest income on investments and excess cash balances was a nominal amount for the three and nine months ended September 30, 2012 and a nominal amount and $0.1 million for the three and nine months ended September 30, 2011, respectively.
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
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. During the three and six months ended June 30, 2012, the Company recorded an impairment charge of $3.3 million related to certain intangible assets as described in Note 3. During the three months ended September 30, 2012 and the three and nine months ended September 30, 2011, there were no impairment charges recognized.
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
The Company incurred foreign currency transaction losses of $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, and foreign currency transaction losses of $0.3 million and $0.1 million for the three and nine months ended September 30, 2011, respectively. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound and various currencies in Latin America.
Revenue Recognition
The Company recognizes revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.
The Company generates revenues by providing access to the Company’s online database or delivering information obtained from the database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports is provided, which generally ranges from three to twenty-four months.
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
Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of either subscriptions to multiple online products or a subscription to the Company’s online database combined with customized services.
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
The Company accounts for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used. During the three and nine months ended September 30, 2012 the Company recognized $0.5 million and $1.0 million, respectively, in revenue related to nonmonetary transactions. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three and nine months ended September 30, 2012, the Company recognized $0.4 million and $0.8 million, respectively, in expense related to nonmonetary transactions.
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
Earnings Per Share
Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method.
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Net loss	$(3,118)	$(3,938)	$(10,176)	$(12,501)
Net loss per share - common stock:
Basic	$(0.09)	$(0.12)	$(0.31)	$(0.39)
Diluted	$(0.09)	$(0.12)	$(0.31)	$(0.39)
Weighted-average shares outstanding-common stock, basic and dilutive	33,470,628	32,492,939	33,120,233	31,996,867
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options and restricted stock	1,922,373	687,851	1,759,335	668,032
Common stock warrants	—	16,218	4,002	12,998

Recent Pronouncements
In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-5 became effective for comScore beginning on January 1, 2012. The adoption of ASU 2011-5 had no impact on the Company’s financial statements.
In May 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-4 became effective for comScore beginning on January 1, 2012. The adoption of ASU 2011-5 had no material impact on the Company’s financial statements.
In September 2011, the FASB issued ASU 2011-8, Intangibles – Goodwill and Other (Topic 350), which provides entities with an option to first assess certain qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less that it’s carrying amount. If, after performing a qualitative assessment, an entity determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then performing the two-step impairment test outlined in the guidance is unnecessary. However, if the entity concludes otherwise, then it must perform the first step of the two-step impairment test. ASU 2011-8 became effective for comScore beginning on January 1, 2012. The adoption of ASU 2011-8 had no impact on the Company’s financial statements.

3.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the nine months ended September 30, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$102,338
AdXpose, Inc. deferred tax adjustments	80
Translation adjustments	(82)
Balance as of September 30, 2012	$102,336
During the three months ended March 31, 2012, the Company recorded a reduction in its estimated amount of acquired deferred tax assets associated with the acquisition of AdXpose, Inc., that occurred in August 2011, with an offsetting adjustment to goodwill. During the third quarter of 2012, the Company finalized its purchase accounting for the acquisition of AdXpose, Inc., and no additional adjustments were recorded.
During the three months ended June 30, 2012, the Company noted a significant decline in revenues from ARSgroup (“ARS”), which the Company acquired in February 2010. As a result, the Company performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, the Company determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS was less than the carrying value of the ARS intangible assets. As such, the Company concluded that the ARS intangible assets were impaired as of June 30, 2012. To measure the amount of the impairment, the Company then estimated the fair value of the intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, the Company prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, the Company estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the three months ended June 30, 2012. The impairment charge had a negative impact on income from continuing operations and net income of $3.3 million and an impact on earnings per share of $0.10 per share during the three and six months ended June 30, 2012 as well as the nine months ended September 30, 2012. In addition, these intangible assets will be amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012. During the three months ended September 30, 2012 there were no events or circumstances to indicate that the carrying amount of goodwill or intangible assets, including those of ARS, were not recoverable.

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$8,360	$(3,804)	$4,556	$11,244	$(3,307)	$7,937
Customer relationships	35,347	(9,868)	25,479	38,157	(7,698)	30,459
Panel	1,639	(1,015)	624	1,615	(826)	789
Intellectual property	13,571	(2,074)	11,497	13,561	(918)	12,643
Trade names	4,112	(3,541)	571	4,107	(2,821)	1,286
	$63,029	$(20,302)	$42,727	$68,684	$(15,570)	$53,114
Amortization expense related to intangible assets was approximately $2.4 million and $7.0 million for the three and nine months ended September 30, 2012, respectively, and $2.5 million and $6.9 million for the three and nine months ended September 30, 2011, respectively.
The weighted average remaining amortization period by major asset class as of September 30, 2012, is as follows:

(In years)
Acquired methodologies/technology	2.5
Customer relationships	6.9
Panel	2.7
Intellectual property	8.5
Trade names	2.7
The estimated future amortization of acquired intangible assets as of September 30, 2012 is as follows:

(In thousands)
2012	$2,278
2013	8,984
2014	7,135
2015	6,133
2016	5,143
Thereafter	13,054
$42,727

4.	Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Payroll and related	$5,813	$5,734
Income, sales and other taxes	2,829	5,789
Cost of revenues	3,566	3,526
Other	5,011	2,685
Professional fees	1,194	3,128
Stock-based compensation	3,527	5,029
	$21,940	$25,891

5.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million, of which the Company can utilize approximately $9.0 million as of September 30, 2012, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to March 13, 2013. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2012	$2,038
2013	7,301
2014	3,160
2015	1,091
2016	66
Total minimum lease payments	13,656
Less amount representing interest	(684)
Present value of net minimum lease payments	12,972
Less current portion	7,452
Capital lease obligations, long-term	$5,520
During the nine months ended September 30, 2012 and 2011, the Company acquired $4.7 million and $3.9 million, respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
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
As of September 30, 2012, €3.3 million (or approximately $4.2 million) is outstanding under the terms of the Company’s Revolving Credit Facility.

The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. As of September 30, 2012, $3.9 million in letters of credit were outstanding, leaving $6.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

6.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2012	$1,867
2013	8,809
2014	9,540
2015	9,653
2016	9,741
Thereafter	46,389
Total minimum lease payments	$85,999
Total rent expense, under non-cancellable operating leases, was $2.3 million and $6.2 million for the three and nine months ended September 30, 2012, respectively, and $1.7 million and $5.0 million for the three and nine months ended September 30, 2011, respectively.
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
During the three and nine months ended September 30, 2012, the Company recorded income tax provisions of $1.4 million and $2.6 million resulting in effective tax rates of 81.8% and 35.0%, respectively. During the three and nine months ended September 30, 2011, the Company recorded an income tax benefit of $1.7 million and $1.8 million resulting in effective tax rates of 30.3% and 12.9%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year. As of September 30, 2012, the Company’s estimated annual effective tax rate was 30.6%, compared to 80.2% as of June 30, 2012. The change in the estimated annual effective tax rate is primarily due to a significant reduction in forecasted pre-tax book income in jurisdictions where the Company is able to recognize an income tax benefit.

During the three months ended June 30, 2012, the Company recorded deferred tax expense of $2.5 million associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting. The write-off of the deferred tax asset has been included as a discrete item in the tax provision for the nine months ended September 30, 2012.
The exercise of certain stock options and the vesting of certain restricted stock awards during the three and nine months ended September 30, 2012 and 2011, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
During the three and nine months ended September 30, 2012, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. The Company recognized certain windfall tax benefits in 2011 and recorded an increase to additional paid-in capital. As a result, $0.0 million and $0.1 million of the shortfalls reduced additional paid-in capital for the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.5 million of the shortfalls has been included in income tax expense for the three and nine months ended September 30, 2012, respectively. There was no comparative amount for the three and nine months ended September 30, 2011.
As of September 30, 2012 and December 31, 2011, the Company had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases and on the capital loss carryforwards for Federal tax purposes. During the nine months ended September 30, 2012, the Company recorded a valuation allowance related to certain state net operating loss carryforwards, primarily related to Indiana, where ARS is located, due to a current expectation that certain net operating loss carryforwards will not be realized. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2012 to determine the appropriate level of valuation allowance required against its deferred tax assets.
As of September 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2012 and December 31, 2011, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.7 million and $0.6 million, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. Federal examinations by tax authorities for years before 2009 or state and local examinations by tax authorities for years before 2008 although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

8.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of September 30, 2012 and December 31, 2011, the Plans provided for the issuance of a maximum of approximately 8.5 million shares and 7.2 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2012, the shares available for grant increased 1,360,617 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of September 30, 2012, a total of 2,837,496 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
During the three months ended March 31, 2012, the Company granted 210,000 time-based restricted stock awards to the Company’s Chief Executive Officer that vest ratably over three years and 380,000 time-based restricted stock awards to members of executive management that vest ratably over four years. In addition, the Company granted its Chief Executive Officer 580,000 shares of the Company’s common stock in the form of restricted stock and restricted stock units (the “Performance Award”). The Performance Award represents the maximum number of shares that can vest over a three year period. The Performance Awards will vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014, with the revenue and adjusted EBITDA milestones each carrying a 50% weight. Assuming achievement of 100% of the target performance metrics in each case over a three-year period, the Chief Executive Officer would be eligible to vest in 290,000 total shares, and in any given year 96,666 shares. Assuming achievement of 200% of the target performance metrics in each case over a three-year period, the maximum number permitted under the arrangement, the Chief Executive Officer would be eligible to vest in 580,000 total shares, and in any given year, 193,334 shares. During the three and nine months ended September 30, 2012, no stock options were granted.
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	1,507,519	$13.02
Options granted	—	—
Options exercised	(362,680)	0.61		$4,993
Options forfeited	(1,048,478)	18.12
Options expired	(255)	8.87
Options outstanding and exercisable at September 30, 2012	96,106	$4.31	3.16	$1,051
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at September 30, 2012. As of September 30, 2012, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three and nine months ended September 30, 2012, 81,755 and 204,495 forfeited shares of restricted stock have been repurchased by the Company at no cost.
A summary of the status for nonvested stock awards as of September 30, 2012 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,385,420	419,094	1,804,514	$19.75
Granted	1,649,814	417,377	2,067,191	21.17
Vested	(864,040)	(151,641)	(1,015,681)	18.91
Forfeited	(204,495)	(227,089)	(431,584)	21.58
Nonvested at September 30, 2012	1,966,699	457,741	2,424,440	$20.99
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of September 30, 2012 was $37.0 million.
As of September 30, 2012, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $29.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.39 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 258,952 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended September 30, 2012, the Company repurchased 81,364 shares at an aggregate purchase price of approximately $1.1 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Common Stock Warrant
As of December 31, 2011, a warrant to purchase 24,375 shares of common stock was outstanding. During the quarter ended June 30, 2012, this warrant was completely exercised on a net basis. As a result, the Company issued 19,895 shares of common stock and received no cash upon the exercise of the warrant.
Shares Reserved for Issuance
At September 30, 2012, the Company had reserved for future issuance the following shares of common stock upon the exercise of options:

Common stock available for future issuances under the Plans	2,837,496
Common stock reserved for outstanding options and restricted stock units	553,847
3,391,343

9.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2012 and 2011 is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
United States	$46,979	$42,954	$135,507	$126,861
Europe	10,361	9,727	31,273	25,169
Canada	2,922	2,607	8,429	7,221
Other	4,011	3,471	11,630	10,554
Total Revenues	$64,273	$58,759	$186,839	$169,805
The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30, 2012	December 31, 2011
	(In thousands)
United States	$23,557	$22,834
Europe	5,728	4,526
Canada	311	344
Other	831	568
Total	$30,427	$28,272

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We provide leading, on-demand digital analytics that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. More specifically, we are an Internet technology company that measures what people do as they navigate the digital world and we turn that information into insights and actions for our clients to maximize the value of their digital investments. One of the key elements of our products is our ability to effectively combine our proprietary comScore data (which we obtain via our global panel and census network) with our clients own data. Our products provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we provide mobile operator analytics products which provides comprehensive marketing and customer care insight to the various mobile carriers worldwide. During the three months ended September 30, 2012, we provided service to over 2,100 customers worldwide with our broad geographic base of employees located in 32 locations in 23 countries.
We deliver our products on-demand using our digital measurement and analytics platforms, which are comprised of proprietary databases, internally developed software, and a computational infrastructure that measures, analyzes and reports on digital activity. Our scalable, Software-as-a-Service, or SaaS, delivery model, eliminates the need for our customers to install and maintain hardware and software in order to use our products. Our products are hosted and maintained by us, which significantly reduces the cost and complexity for our customers relative to traditional software products and provides significant operating efficiencies. We can quickly deploy or update our products with minimal to no lead time, which significantly enhances our customers’ productivity. We offer our products as a subscription-based service for which our customers pay a recurring fee during the subscription term.
Our digital media measurement and analytics platforms are comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity worldwide. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. This panel information is complemented by our Unified Digital Measurement methodology which enables us to more accurately measure digital audiences. Our Unified Digital Measurement approach blends panel and census methodologies into products that provide a direct linkage and reconciliation between census and panel measurement. The combination of our panel data and our tagged network of global websites is referred to as the comScore Census Network™, which has been built with a world-class infrastructure and technology that processes over 1.3 trillion events per month worldwide. In addition to our comScore Census Network™ based platforms, we also provide products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. We also provide digital (web, apps, video, gaming, and other digital assets) and monetization analytics and innovative video measurement solutions.
We deliver our Analytics for a Digital World™ through a wide array of products organized around the following four major suites; audience analytics, advertising analytics, digital business analytics and mobile operator analytics. Our audience analytics products deliver digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Internet users on multiple devices, such as TVs, PCs, smartphones and tablets as well as insight into the effectiveness of online advertising. Our core product offerings are built around our Media Metrix ™ product, but also include Video Metrix ™, Mobile Metrix ™, Plan Metrix™ and Ad Metrix ™. As the Internet evolves, we are continually creating new solutions, such as Social Essentials, which provides insight into the audience size, composition, behavior and brand engagement of consumers reached by brands on Facebook. We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription based reports. Customers can access current and historical data and analyze this data anytime online.

Our advertising analytics products combine the proprietary information gathered from our comScore Census Network with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising analytics products include AdEffx ™, Media Planner 2.0 ™ and validated Campaign Essentials ™, which provide a solution for developing, executing and evaluating online advertising campaigns across multiple platforms, including TV, Web (Display and Video) and Mobile (Smartphones and Tablets). In August 2011, we acquired AdXpose, which provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The combination of AdXpose with our Campaign Essentials product has enabled us to develop a new product we refer to as validated Campaign Essentials, or vCE, which provides intelligence regarding validated impressions, ads that are actually seen, shown in safe content and delivered to the right target audience. Our advertising analytics products are typically delivered on a monthly, quarterly or ad hoc basis.
Our digital business analytics products help organizations optimize the customer experience on their digital assets (websites, apps, video, etc.) and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our digital business analytics platform is designed to integrate data from multiple sources including web, mobile, video and social media interactions. Our digital business analytics services are provided primarily through Digital Analytix ™ (“Dax”) our SaaS based product that enables our customers to have access to all of their proprietary click stream data. Our digital business analytics platform is further enhanced by data obtained as part of our audience measurement efforts, and viewable on a quick turnaround basis. Customers can access our digital business analytics data sets and reports anytime online.
Our mobile operator analytics products suite connects mobile consumer behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to the various mobile carriers worldwide. Our core software product, Subscriber Analytix ("SAx"), powered by XPLORE ™, provides mobile carriers with information on network optimization & capacity planning, customer experience, and market intelligence. Our mobile operator analytics platform is designed to integrate data from multiple sources including web and mobile interactions as well as customer relationship management, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online.
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
Brief Company History
Our company was founded in August 1999. In 2007, we completed our initial public offering. We have complemented our internal development initiatives with targeted acquisitions. In February 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our customers with actionable information to improve their creative and strategic messaging targeted against specific audiences. In July 2010, we acquired the outstanding stock of Nexius, Inc., a provider of products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. In August 2010, we acquired the outstanding stock of Nedstat B.V., a provider of web analytics and innovative video measurement products based out of Amsterdam, Netherlands. In August 2011, we acquired all of the outstanding equity of AdXpose, Inc., a provider of digital advertising analytics products based out of Seattle, Washington.
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
As a result of economic events such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector, political uncertainty in the Middle East, and concerns regarding the eurozone, the direction and relative strength of the U.S. and global economies have become somewhat uncertain in recent periods. During 2010 and the first half of 2012, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Since these negative economic events began in 2008, we continued to annually add net new customers and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed each year. Notwithstanding our performance during these macroeconomic trends, if economic recovery slows or economic conditions deteriorate, our operating results could be adversely affected in coming periods.
Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 84% and 85% of total revenues in the nine months ended September 30, 2012 and the full year 2011, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2011, our international revenues were $60.0 million, an increase of $27.3 million, or 84% over international revenues of $32.7 million for the year ended December 31, 2010. For the nine months ended September 30, 2012, our international revenues were $51.3 million, an increase of $8.4 million, or 20% over international revenues of $42.9 million for the nine months ended September 30, 2011. International revenues comprised approximately 27%, 26% and 19% of our total revenues for the nine months ended September 30, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.1	33.3	33.6	33.0
Selling and marketing	35.7	34.6	35.6	34.3
Research and development	13.9	15.7	13.5	15.3
General and administrative	14.6	21.4	15.1	21.7
Amortization of intangible assets	3.7	4.2	3.8	4.1
Impairment of intangible assets	—	—	1.8	—
Total expenses from operations	102.0	109.2	103.4	108.4
Loss from operations	(2.0)	(9.2)	(3.4)	(8.4)
Interest and other (expense), net	(.3)	(.2)	(.3)	(.2)
Loss from foreign currency	(.3)	(.6)	(.4)	(.1)
Gain on sale of marketable securities	—	.4	—	.1
Loss before income tax (provision) benefit	(2.6)	(9.6)	(4.1)	(8.6)
Income tax (provision) benefit	(2.2)	2.9	(1.4)	1.1
Net loss attributable to common stockholders	(4.8)%	(6.7)%	(5.5)%	(7.5)%
Three and Nine Month period ended September 30, 2012 Compared to the Three and Nine Month period ended September 30, 2011
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Revenues	$64,273	$58,759	$5,514	9.4%	$186,839	$169,805	$17,034	10.0%
Total revenues increased by approximately $5.5 million, or approximately 9%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. We attribute the revenue growth to increased sales to our existing customer base coupled with a slight increase in revenue from new customers. Revenue from existing customers increased $5.1 million from $52.6 million for the three months ended September 30, 2011 to $57.7 million for the three months ended September 30, 2012, while revenue from new customers increased $0.4 million from $6.2 million for the three months ended September 30, 2011 to $6.6 million for the three months ended September 30, 2012. In addition, revenue associated with the ARS copy testing products decreased $1.5 million to $2.4 million during the three months ended September 30, 2012 from $3.9 million during the three months ended September 30, 2011.
We experienced continued revenue growth in subscription revenues, which increased by approximately $3.2 million during the three months ended September 30, 2012, from $50.3 million in the prior year period. We also experienced continued revenue growth from our project-based revenues, which increased by approximately $2.3 million during the three months ended September 30, 2012, from $8.5 million in the prior year period.
Revenues from U.S customers was $47.0 million for the three months ended September 30, 2012, or approximately 73% of total revenues, while revenues from customers outside of the U.S. was $17.3 million for the three months ended September 30, 2012, or approximately 27% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $1.5 million, comprised primarily of increases of $0.6 million in Europe, $0.4 million in Asia and $0.4 million in Latin America during the three months ended September 30, 2012 as compared to the prior year period.

Total revenues increased by approximately $17.0 million, or approximately 10%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. We attribute the revenue growth to increased sales to our existing customer base offset by a reduction in revenue from new customers. Revenue from new customers decreased from the year ago quarter due to a significant focus on the selling of new products, especially vCE, to our current customer base. Revenue from existing customers increased $20.9 million from $146.7 million for the nine months ended September 30, 2011 to $167.6 million for the nine months ended September 30, 2012, while revenue from new customers decreased $3.9 million from $23.1 million for the nine months ended September 30, 2011 to $19.2 million for the nine months ended September 30, 2012. In addition, revenue associated with the ARS copy testing products decreased $5.0 million to $7.1 million during the nine months ended September 30, 2012 from $12.1 million during the nine months ended September 30, 2011.
We experienced continued revenue growth in subscription revenues, which increased by approximately $13.0 million during the nine months ended September 30, 2012, from $144.6 million in the prior year period. In addition, our project-based revenues increased by approximately $4.0 million during the nine months ended September 30, 2012, from $25.2 million in the prior year period.
Revenues from U.S customers increased to $135.5 million for the nine months ended September 30, 2012, or approximately 73% of total revenues, while revenues from customers outside of the U.S. increased to $51.3 million for the nine months ended September 30, 2012, or approximately 27% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $8.4 million, comprised primarily of increases of $6.1 million in Europe, $1.2 million in Canada, $1.1 million in Latin America and $1.0 million in Asia, partially offset by a reduction of $1.0 million in the Middle East during the nine months ended September 30, 2012 as compared to the prior year period.
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
Our total operating expenses increased by approximately $1.5 million, or approximately 2%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $2.7 million associated with our increased headcount, increased use of stock-based compensation of $0.8 million, increased royalties and reseller fees of $0.8 million associated with an increase in the usage of third-parties to sell our products, and rent and other facilities related costs and depreciation expense of $0.7 million. The increases were partially offset by a decrease in professional fees of $3.4 million associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011.
Our total operating expenses increased by approximately $9.2 million, or approximately 5%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $7.4 million associated with our increased headcount, an impairment charge of $3.3 million related to a decline in value of intangible assets acquired as part of the ARS acquisition, increased royalties and reseller fees of $2.0 million associated with an increase in the usage of third-parties to sell our products, increased rent and other facilities related costs and depreciation expense of $1.7 million, increased use of stock-based compensation of $1.2 million, increased travel and airfare of $1.1 million associated with our sales efforts, and increased bad debt expense of $1.0 million associated with the write-off of accounts receivable deemed uncollectible. The increases were partially offset by a decrease in professional fees of $9.7 million associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Cost of revenues	$21,933	$19,560	$2,373	12.1%	$62,705	$56,000	$6,705	12.0%
As a percentage of revenues	34.1%	33.3%			33.6%	33.0%
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
Cost of revenues increased by approximately $2.4 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $1.4 million associated with our increased headcount, increased royalties and reseller fees of $0.8 million associated with an increase in the usage of third-parties to sell our products, increased panel recruitment costs of $0.5 million associated with new panels in the UK and Spain, increased incentives costs of $0.4 million associated with compensating members of our panels and increased third-party sample costs of $0.4 million associated with specific projects, such as the 2012 NBC summer Olympics coverage. These costs were partially offset by a decrease of $1.0 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts.
Cost of revenues increased by approximately $6.7 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $3.9 million associated with our increased headcount, increased royalties and reseller fees of $2.0 million associated with an increase in the usage of third-parties to sell our products, increased technology related costs of $0.7 million, increased panel recruitment costs of $0.7 million associated with new panels in the UK and Spain, increased incentives costs of $0.7 million associated with compensating members of our panels and increased third-party sample costs of $0.4 million associated with specific projects, such as the 2012 NBC summer Olympics coverage. These costs were partially offset by a decrease of $2.3 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts.
Cost of revenues increased slightly as a percentage of revenues during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to increased costs associated with our expanding panel.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Selling and marketing	$22,928	$20,330	$2,598	12.8%	$66,508	$58,216	$8,292	14.2%
As a percentage of revenues	35.7%	34.6%			35.6%	34.3%
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
Selling and marketing expenses increased by $2.6 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.2 million, increased stock-based compensation of $0.8 million associated with our increased headcount as well as a decision to pay certain sales related bonuses with our common stock, and increased rent and other facility related costs and depreciation expense allocations of $0.5 million. These costs were partially offset by a reduction in severance costs of $0.5 million that occurred in the third quarter of 2011.
Selling and marketing expenses increased by $8.3 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is primarily attributable to increased employee salaries, benefits and related costs of $3.6 million and increased stock-based compensation of $2.0 million associated with our increased headcount as well as a decision to pay certain sales related bonuses with our common stock, increased travel costs of $1.1 million incurred to support our sales growth, and increased rent and other facility related costs and depreciation expense allocations of $1.1 million.
Selling and marketing expenses increased as a percentage of revenues during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to slower than expected revenue growth.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Research and development	$8,963	$9,219	$(256)	(2.8)%	$25,266	$25,951	$(685)	(2.6)%
As a percentage of revenues	13.9%	15.7%			13.5%	15.3%
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
Research and development expenses decreased $0.3 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease is primarily attributable to decreased employee salaries, benefits and related costs of $0.3 million associated with a reallocation of resources away from research and development activities.
Research and development expenses decreased $0.7 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease is primarily attributable to decreased employee salaries, benefits and related costs of $1.3 million associated with a reallocation of resources away from research and development activities, offset by higher costs of $0.8 million related to certain data licensing contracts that began in the three months ended March 31, 2011.
Research and development expenses declined slightly as a percentage of revenues for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, due to the increase in revenues and the decrease in the allocation of resources to research and development activities.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
General and administrative	$9,400	$12,568	$(3,168)	(25.2)%	$28,231	$36,863	$(8,632)	(23.4)%
As a percentage of revenues	14.6%	21.4%			15.1%	21.7%
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

General and administrative expenses decreased by $3.2 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decrease is primarily attributable to a decrease in professional fees of $3.4 million associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011, partially offset by increased employee salaries, benefits and related costs of $0.5 million associated with our increased headcount.
General and administrative expenses decreased by $8.6 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease is primarily attributable to a decrease in professional fees of $9.7 million associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011 and a reduction in stock-based compensation expense of $0.9 million. These decreases were partially offset by increased employee salaries, benefits and related costs of $1.1 million associated with our increased headcount and increased bad debt expense of $1.0 million associated with the write-off of accounts receivable deemed uncollectible.
General and administrative expenses decreased as a percentage of revenues during the three and nine months ended September 30, 2012 as compared to the same periods in 2011, due to the overall reduction in costs coupled with the increase in revenues.
Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Amortization expense	$2,385	$2,458	$(73)	(3.0)%	$7,007	$6,886	$121	1.8%
As a percentage of revenues	3.7%	4.2%			3.8%	4.1%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.1 million and increased $0.1 million during the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011 due principally to certain intangible assets whose useful life ended as of December 31, 2011, offset by increased amortization of intangible assets that were acquired as part of the AdXpose acquisition in the third quarter of 2011, the acquisition of certain patent intangible assets acquired in the fourth quarter of 2011, and the shortening of the useful life of the ARS intangible assets.
Impairment of Intangible Assets
During the three months ended June 30, 2012, we noted a significant decline in revenues from ARS, which we acquired in February 2010. As a result, we performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, we determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS was less than the carrying value of the ARS intangible assets. As such, we concluded that the intangible assets of ARS were impaired. To measure the amount of the impairment, we then estimated the fair value of the ARS intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, we prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, we used a combination of income approaches, including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, we have estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the three months ended June 30, 2012. In addition, these intangible assets will be amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012.
Interest and Other Income (Expense), Net
Interest and other income/expense, net, consists of interest income, interest expense and gains or losses on disposals of fixed assets.

Interest income consists of interest earned from our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements to finance the lease of various hardware and other equipment purchases and our revolving credit facility. Our capital lease obligations are secured by a senior security interest in eligible equipment.
Interest and other income (expense), net for the three and nine months ended September 30, 2012 resulted in net expense of $0.2 million and $0.5 million, respectively, as compared to $0.1 million and $0.4 million of net interest expense for the three and nine months ended September 30, 2011, respectively. The increase in interest expense was due to our increased use of capital leases to finance the expansion of our technology infrastructure along with fees associated with our revolving credit facility coupled with a reduction in interest income associated with the sale of our auction rate securities in 2011.
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
We recorded a transaction loss of $0.2 million and $0.8 million during the three and nine months ended September 30, 2012, respectively, as compared to a transaction loss of $0.3 million and $0.1 million during the three and nine months ended September 30, 2011, respectively, due to our increased international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three and nine months ended September 30, 2012, we recorded income tax provisions of $1.4 million and $2.6 million, respectively, as compared to an income tax benefits of $1.7 million and $1.8 million during the comparable periods of 2011, respectively. The tax provisions for the three and nine months ended September 30, 2012 were attributable to current tax expense of $8.0 million and $1.0 million, respectively, and deferred tax benefits of $6.6 million and deferred tax expense of $1.6 million, respectively. These amounts include $0.3 million and $3.2 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2012, respectively. Included within the amounts for the nine months ended September 30, 2012 is deferred tax expense of $2.5 million associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting.
The tax benefits for the three and nine months ended September 30, 2011 were attributable to current tax expense of $0.2 million and $1.5 million, respectively, and deferred tax benefits of $1.9 million and $3.3 million, respectively. These amounts include $0.1 million and $0.2 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes, return to provision adjustments and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2011, respectively.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$33,128	$18,759
Net cash used in investing activities	(4,960)	(7,995)
Net cash used in financing activities	(7,936)	(10,786)
Effect of exchange rate changes on cash	844	(312)
Net increase (decrease) in cash and cash equivalents	$21,076	$(334)
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of September 30, 2012, our principal sources of liquidity consisted of $59.1 million in cash, the majority of which represents cash generated from operating activities. During the three months ended September 30, 2012, we also borrowed $4.1 million under our revolving credit facility. As of September 30, 2012, $11.2 million of the $59.1 million in cash on hand is held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if management were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
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
As of September 30, 2012 €3.3 million (or approximately $4.2 million) is outstanding under the terms of our Revolving Credit Facility.
We maintain letters of credit in lieu of security deposits with respect to certain office leases. As of September 30, 2012, $3.9 million in letters of credit were outstanding, leaving $6.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $33.1 million of net cash from operating activities during the nine months ended September 30, 2012. Our cash flows from operations were driven by our net loss of $10.2 million, offset by $41.7 million in non-cash items such as depreciation, impairment of intangible assets, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $11.5 million decrease in accounts receivable associated with enhanced collection activities. Cash flows from operations were negatively impacted by a $8.8 million decrease in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses paid in the first quarter of the year and professional fees accrued as of December 31, 2011, and a $0.8 million increase in prepaid expenses and other current assets.
We generated approximately $18.8 million of net cash from operating activities during the nine months ended September 30, 2011. Our cash flows from operations were driven by our net loss of $12.5 million, offset by $29.0 million in non-cash charges such as depreciation, amortization, provision for bad debts, stock-based compensation, a non-cash deferred tax benefit, and a gain on sale of marketable securities. In addition, we experienced a $4.2 million decrease in accounts receivable due to continued strong collections activities during the first nine months of 2011 in light of the increase in revenues. In addition, our operating cash flows were positively impacted by a $6.2 million net increase in accounts payable and accrued expenses due to the timing of payments issued to our vendors and $0.5 million increase in deferred rent due to tenant allowances related to our leases. Cash flows from operations were negatively impacted by a $8.1 million decrease in amounts collected from customers in advance of when we recognize revenue and a $0.6 million increase in prepaid expenses and other current assets.
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
We used $5.0 million of net cash in investing activities during the nine months ended September 30, 2012, associated with the purchase of property and equipment to maintain and expand our technology infrastructure.
We used $8.0 million of net cash in investing activities during the nine months ended September 30, 2011. Approximately $5.9 million was associated with the purchase of property and equipment to maintain and expand our technology infrastructure, approximately $3.9 million, net of cash acquired, was used for the acquisition of AdXpose, approximately $0.4 million was related to cash payments associated with the acquisition of Nexius, and approximately $0.4 million was associated with the acquisition of certain intellectual property intangible assets. In addition, we sold certain marketable securities for $2.6 million.
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
Financing Activities
We used $7.9 million of cash during the nine months ended September 30, 2012 for financing activities. This included $7.2 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $5.1 million to make payments on our capital lease obligations offset by $0.2 million in proceeds from the exercise of our common stock options. During the nine months ended September 30, 2012, we received $4.1 million in financing activities related to borrowings under our revolving credit facility.
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
We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the nine months ended September 30, 2012 we incurred $3.8 million of additional borrowings under this financing arrangement. As of September 30,

2012, we have total borrowings under this arrangement of approximately $10.3 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $6.4 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of September 30, 2012, we have total borrowings under these arrangements of $2.7 million
As of September 30, 2012, $3.9 million in letters of credit were outstanding, leaving $6.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A. As of September 30, 2012 €3.3 million (or approximately $4.2 million) is outstanding under the terms of our revolving credit facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of September 30, 2012, our cash reserves were maintained in bank deposit accounts totaling $59.1 million.
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
Interest Rate Sensitivity
As of September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $59.1 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the nine months ended September 30, 2012, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.
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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 84% and 85% of our revenues during the nine months ended September 30, 2012 and the full year 2011, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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

Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may make our data collection and analysis systems more susceptible to defects or errors. The companies that we have acquired also rely on data collection and analysis software and systems to service enterprise customers. Any defect in our panelist data collection software, our census collection systems, our enterprise focused software and systems, network systems, statistical projections or other methodologies could lead to consequences that could adversely impact operating results, including:

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
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans, changes in technology used by websites, browsers, applications, servers, or media we measure, integration of acquired companies or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. For example, in 2009, we adopted new methodology that would integrate server-based web beacon information with our existing panel-based data. In 2009, we also acquired and entered into a strategic alliance with web analytics companies in order to enhance the scope of our server-based web beacon information. As a result of future methodology changes, some of our existing customers or customers of acquired entities may refuse to participate, or participate only in a limited fashion, and other customers may become dissatisfied as a result of changes in our methodology and decide not to continue purchasing their subscriptions or may decide to discontinue providing us with their web beacon or other server-side information. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, thereby damaging our brand and harming our reputation. Additionally, we expect that we will need to further integrate new capabilities with our existing methodologies if we develop or acquire additional products or lines of business in the future. The resulting future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause additional customer dissatisfaction and result in loss of customers.
If we are not able to maintain panels of sufficient size and scope, or if the costs of maintaining our panels materially increase, our business could be harmed.
We believe that the quality, size and scope of our Internet, mobile and cross-media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. If we fail to maintain a panel of sufficient size and scope, including coverage of international markets, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. Finally, we are currently subject to privacy and data security related claims by certain panel members in a pending class action lawsuit, and we may be so again in the future. The outcome of this litigation or the negative public reaction to the details of the litigation may make it difficult for us to attract and retain panel members.
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
In recent years, we acquired M:Metrics, the Certifica group of companies located in Latin America, ARSgroup, Nexius, Nedstat and AdXpose. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, discount pricing or investments in other businesses, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations. Although these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. Consequently, we can make no assurances that any such transactions, if undertaken and announced, would be completed.
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
Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, regulatory scrutiny, and potential class action lawsuits. Media coverage and public discourse initiated by lawmakers and regulators have increased the sensitivity of consumers to the collection or use of personal information and online usage information, especially through the use of third party cookies, and the possibility of an unauthorized use or disclosure of this information may create negative public reaction related to our business practices. A shift in public acceptance of measurement technologies such as third party cookies may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware, a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, may uninstall our software or pursue actions against us for damages. For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example, by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, restricting the use of cookies without opt-in consent by the user. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information, which started as part of a larger initiative to regulate online behavioral advertising, but which has expanded in scope to a general concern over online tracking. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union, which will likely lead to the introduction of additional regulations that may vary from country to country. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
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
In recent years, we acquired various businesses with substantial presence or clientele in multiple Latin American, European and Middle Eastern countries. Prior to these acquisitions, we otherwise had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts in which we are engaged will not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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
The adoption of Internet advertising, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business and a willingness to invest in such new approaches in light of a difficult economic environment. Advertisers may perceive Internet advertising to be less effective than traditional advertising for marketing their products. They may also be unwilling to pay premium rates for online advertising that is targeted at specific segments of users based on their demographic profile or Internet behavior. The online advertising and eCommerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including that which makes use of personalized information, or online behavioral information. Furthermore, online merchants may not be able to establish online commerce models that are cost effective and may not learn how to effectively compete with other Web sites or offline merchants. In addition, consumers may not continue to shift their spending on goods and services from offline outlets to the Internet. As a result, growth in the use of the Internet for eCommerce may not continue at a rapid rate, or the Internet may not be adopted as a medium of commerce by a broad base of customers or companies worldwide. Moreover, the adoption of advertising through mobile media may slow as a result of uncertain economic conditions or other factors. Because of the foregoing factors, among others, the market for Internet advertising and eCommerce, including commerce through mobile media, may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop more slowly than expected, our business may suffer.
Our growth depends upon our ability to retain existing large customers and add new large customers; however, to the extent we are not successful in doing so, our ability to maintain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, we derived approximately 23%, 26% and 29%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, we derived approximately 9%, 10% and 11%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. During the nine months ended September 30, 2012, the average U.S. Dollar to euro exchange rate was approximately $1.0 to €0.78. There can be no guarantee that exchange rates will remain constant over the long-term.
Conditions and changes in the national and global economic environment may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth slowed in the middle of 2012 and may continue to stagnate during the remainder of 2012 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs, Federal government budget uncertainties in the United States anticipated at the end of 2012 and increased concerns about economic slowdown in Asia, particularly in China. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,112 employees as of September 30, 2012 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.
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
We believe that building and maintaining awareness of comScore and our portfolio of products in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and is an important element in attracting new customers. We will also need to carefully manage the brands used by recently acquired businesses as we integrate such businesses into our own. We rely on our relationships with the media and the exposure we receive from numerous citations of our data by media outlets to build brand awareness and credibility among our customers and the marketplace. Furthermore, we believe that brand recognition will become more important for us as competition in our market increases. Our brand’s success will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and valuable products to our customers at competitive prices. Our brand marketing activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in attempting to build our brand. If we fail to successfully market our brand, we may fail to attract new customers, retain existing customers or attract media coverage to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.
We have a history of significant net losses, may incur significant net losses in the future and may not maintain profitability.
Although we have generated profits in prior periods, we incurred a net loss of $15.8 million for the year ended December 31, 2011. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. For the nine months ended September 30, 2012, we incurred a net loss of $10.2 million. As of September 30, 2012, we had an accumulated deficit of $79.2 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of September 30, 2012, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $64.1 million and $45.5 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
We have limited experience with respect to our pricing model, and if the fees we charge for our products are unacceptable to our customers, our revenues and operating results will be harmed.
We have limited experience in determining the fees that our existing and potential customers will find acceptable for our products, the products of companies that we recently acquired, and any potential products that are developed as a result of the integration of our company with acquired companies. The majority of our customers purchase specifically tailored subscription packages that are priced in the aggregate. Due to the level of customization of such subscription packages, the pricing of contracts or individual product components of such packages may not be readily comparable across customers or periods. Existing and potential customers may have difficulty assessing the value of our products and services when comparing it to competing products and services. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers with the fees we have historically charged. As a result, it is possible that future competitive dynamics in our market as well as global economic pressures may require us to reduce our fees, which could have an adverse effect on our revenues, profitability and operating results.
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
We currently leverage a large content delivery network, or CDN, to provide services that allow us to offer a more efficient tagging methodology for our Media Metrix 360 product offerings. If that service faced unplanned outage or the service became immediately unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise the costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix 360 data products.
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
Investors could lose confidence in our financial reports, and our business and stock price may be adversely affected, if our internal control over financial reporting is found by management or by our independent registered public accounting firm not to be adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls.
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
As of September 30, 2012, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $64.1 million and $45.5 million, respectively. However, we anticipate that approximately $15.3 million of the federal net operating loss carryforwards will expire unutilized due to limitations under Section 382. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2013 for state income tax reporting purposes.
In addition, as of September 30, 2012 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $31.9 million, which will begin to expire in 2013.
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
As of September 30, 2012, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, India, the Czech Republic and the Netherlands. In addition, as of September 30, 2012, we had a valuation allowance related to the deferred tax assets associated with certain state net operating loss carryforwards, primarily related to Indiana, where ARS is located, due to a current expectation that certain net operating loss carryforwards will not be realized. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $50.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of September 30, 2012 €3.3 million (or approximately $4.2 million) is outstanding under the terms of the Company’s Revolving Credit Facility. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2012
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2012, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2012	34,913	$3.85	—	—
August 1 — August 31, 2012	116,216	$7.16	—	—
September 1 — September 30, 2012	11,990	$14.96	—	—
Total	163,119		—	—

(1)
The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended September 30, 2012, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 — July 31, 2012	26,676	$—
August 1 — August 31, 2012	54,987	$—
September 1 — September 30, 2012	92	$—
Total	81,755
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2012, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 — July 31, 2012	8,237	$16.34
August 1 — August 31, 2012	61,229	$13.59
September 1 — September 30, 2012	11,898	$15.08
Total	81,364
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
Date: November 1, 2012

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

101 (2)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

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