Form 10-K
period 2012-12-31
COMSCORE, INC.
filed 2013-02-20
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33520
________________________________________
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
None
________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $545.1 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 19, 2013, there were 35,727,018 shares of the registrant’s common stock outstanding.
________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2012 annual meeting of stockholders, anticipated to be filed with the Securities and Exchange Commission no later than 120 days following the registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2012

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
Overview
We provide leading, on-demand digital analytics that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. More specifically, we are an Internet technology company that measures what people do as they navigate the digital world and we turn that information into insights and actions for our clients to maximize the value of their digital investments. One of the key elements of our products is our ability to effectively combine our proprietary comScore data, which we obtain via our global panel and census network, with our clients own data. Our products provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we offer mobile operator analytics products that provide comprehensive marketing and customer care insight to mobile carriers worldwide. During the year ended December 31, 2012, we provided service to over 2,150 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.
We deliver our products on-demand using our digital measurement and analytics platforms, which are comprised of proprietary databases, internally developed software, and a computational infrastructure that measures, analyzes and reports on digital activity. Our scalable, Software-as-a-Service, or SaaS, delivery model, eliminates the need for our customers to install and maintain hardware and software in order to use our products. Our products are hosted and maintained by us, which significantly reduces the cost and complexity for our customers relative to traditional software products and provides significant operating efficiencies. We can quickly deploy or update our products with minimal to no lead time, which significantly enhances our customers’ productivity. We offer our products as a subscription-based service for which our customers pay a recurring fee during the subscription term or on a usage-based model for which customers pay based on their level of usage.
Our digital media measurement and analytics platforms are comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity worldwide. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. This panel information is complemented by our Unified Digital MeasurementTM methodology which enables us to more accurately measure digital audiences. Our Unified Digital Measurement approach blends panel and census methodologies into products that provide a direct linkage and reconciliation between census and panel measurement. Our tagged network of global websites and apps is referred to as the comScore Census Network™ , which has been built with a substantial infrastructure and technology that processes over 1.4 trillion events per month worldwide. We also provide products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. We also provide digital (web, apps, video, gaming, and other digital assets) and monetization analytics and innovative video measurement products.
Our strategy is to deliver our Analytics for a Digital World™ through the widest array of digital analytic products to customers. For example, our digital analytics products are aimed at content publishers, advertisers, advertising agencies and network operators (mobile and wireline) and they have significant overlap in the sense that the same product can be applicable to multiple types of customers. Although, we operate our business within one operating segment, we leverage our platforms to provide products organized around the following four major suites:

•	Audience Analytics: tools that measure the size, behavior and characteristics of online audiences across multiple platforms;

•	Advertising Analytics: tools that provide end-to-end solutions for planning, optimization and evaluation of the effectiveness of online advertising;

•	Digital Business Analytics: tools that enable customers to optimize the user experience on their digital assets (websites, apps, social); and

•	Mobile Operator Analytics: tools that provide comprehensive mobile market intelligence and network solutions for mobile operators.

Our opportunity
We believe that digital media and platforms are enabling the evolution and innovation of business models in commerce, content, advertising and communications. We believe our opportunity lies in providing customers across multiple industries worldwide with the digital analytics products they need to navigate the ever-changing business environment.
Continued growth of Digital Commerce, Content, Advertising and Communications
The United Nations estimates that there are more than two billion people with access to the Internet. As that number continues to grow, the Internet has risen in importance as a platform for research, commerce, advertising and media distribution and consumption. In the last ten years, digital platforms have enabled the rapid growth of leading Internet businesses, of which the three largest online companies generated in excess of $100 billion in revenue in 2012 alone.
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
Challenges in Providing Digital Media Measurement
While the interactive and dynamic nature of digital markets creates the opportunity for businesses to gain deep insights into user behavior and competitive standing, there are a number of issues unique to the Internet that make it challenging for companies to provide digital marketing intelligence. Compared to offline media such as television or radio, the markets for digital media are significantly more fragmented, complex and dynamic. We believe that there are over 35,000 Web sites worldwide that each receive at least 500,000 monthly unique visitors, as compared to at most a few hundred channels typically available with standard digital cable or satellite television and broadcast or satellite radio. The complexities of online user activity and the breadth of digital content and advertising make providing digital marketing intelligence a technically challenging and highly data-intensive process.
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
The comScore Digital Media Measurement Platforms
We provide leading digital media measurement and analytics platforms that enable our customers to devise and implement more effective digital business strategies. Our platforms are comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports digital activity worldwide from our global panel of approximately two million Internet users. This panel information is complemented by a Unified Digital Measurement solution, which blends panel and server methodologies into a solution that provides a direct linkage and reconciliation between server and panel measurement. Through our platforms, we are able to offer our customers deep insights into consumer behavior on their own online properties and those of their competitors, including objective, detailed information on users’ demographic characteristics, attitudes, lifestyles and multi-channel buying activity.
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

•
Census data collection and measurement. Our Unified Digital Measurement solution combines panel measurement of people and audience demographics with a comprehensive and accurate representation of the consumption of a Website’s media, which is accomplished by site owners including comScore “beacons” or reporting pixels on all of their Website content. Census measurement using web beacons to report every server call that the Website owner would register from all locations and devices, allows for full representation of all Website activity across devices, and fully reconciles our panel audience measurement with publisher’s internal server logs or web analytics metrics.

•
Scalable technology infrastructure. We deliver a majority of our products via a SaaS model and host all of our platforms and the majority of our customer data in a cloud-based environment which enables us to securely and seamlessly update our platforms at any time, allowing our customers to immediately benefit from these updates. Since our platforms are cloud-based, we are in a position to quickly deploy our products and add customers of any size with little to no lead time and at minimal additional cost. In addition, our hosted platforms allow our customers anytime access to the products needed to effectively manage their business. The design of our scalable technology infrastructure is based on distributed processing and data capture environments that allow for the collection and organization of vast amounts of data and enables us to cost-effectively operate and expand our platforms.

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

•
Ease of use and functionality. The comScore digital marketing intelligence platform is designed to be easy for our customers to use. A majority of our products are delivered on a SaaS basis. Customers can also run customized reports and refine their analyses using an intuitive interface available on our Web site. Our solutions are available either through the Internet or by using standard software applications such as Microsoft Excel, Microsoft PowerPoint or SPSS analytical software. Our customers do not need to install additional hardware or complex software to access and use most of our products.

Our offerings
We leverage our platforms to deliver our Analytics for a Digital World™ through a wide array of digital analytical products organized around four major suites: audience analytics, advertising analytics, digital business analytics, and mobile operator analytics. We typically deliver these products via a SaaS operating model.
Audience Analytics
Our audience analytics products deliver digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Internet users on multiple devices such as TVs, PCs, smartphones and tablets as well as insight into the effectiveness of online advertising. Our core product offerings are built around our Media Metrix ® product, but also include Video Metrix ™, Mobile Metrix ™, Plan Metrix ™ and Ad Metrix ™. As the Internet evolves, we are continually creating new solutions, such as Social Essentials ™, which provides insight into the audience size, composition, behavior and brand engagement of consumers reached by brands on Facebook, and Media Metrix ® Multi-Platform, which provides a comprehensive view of digital consumer behavior across desktop computers, smartphones and tablets. We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription-based reports. Customers can access current and historical data and analyze this data anytime online.

Advertising Analytics
Our advertising analytics products combine the proprietary information gathered from our comScore Census Network with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising analytics products include the AdEffx ™ suite Media Planner 2.0 ™ and validated Campaign Essentials ™, which provide a solution for developing, executing and evaluating online advertising campaigns across multiple platforms, including TV, Web (Display and Video) and Mobile (Smartphones and Tablets). In August 2011, we acquired AdXpose, which provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The combination of AdXpose with our Campaign Essentials product has enabled us to develop a new product we refer to as validated Campaign Essentials, or vCE, which provides intelligence regarding validated impressions, ads that are actually seen, shown in safe content and delivered to the right target audience. Our advertising analytics products are typically delivered on a monthly, quarterly or ad hoc basis.
Digital Business Analytics
Our digital business analytics products help organizations optimize the customer experience on their digital assets (websites, apps, video, etc.) and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our digital business analytics platform is designed to integrate data from multiple sources including web, mobile, video and social media interactions. Our digital business analytics services are provided primarily through Digital Analytix™, our SaaS-based product that enables our customers to have access to all of their proprietary click stream data. Our digital business analytics platform is further enhanced by data obtained as part of our audience measurement efforts, and viewable on a quick turnaround basis. Customers can access our digital business analytics data sets and reports anytime online.
Mobile Operator Analytics
Our mobile operator analytics products suite connects mobile behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to mobile carriers worldwide. Our core software product, Subscriber Analytix™, powered by XPLORE ™, provides mobile carriers with information on network optimization and capacity planning, customer experience, and market intelligence. Our mobile operator analytics platform is designed to integrate data from multiple sources including web and mobile interactions as well as customer relationship management, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online via our software-based delivery platform.
Within each of the foregoing key product suites we also provide custom research that uses and leverages comScore’s panel, methodologies and expert analysts to deliver industry-leading marketing insights tailored for specific customer needs. Examples of the types of custom research we provide include:

•	benchmarking studies;

•	customer satisfaction studies;

•	e-commerce measurement, which provides a view of consumers’ online shopping and spending behaviors;

•	persuasion research, which provides an analysis on the effectiveness of site design and communication tactics; and

•	other analysis, which incorporate specific targeted or segmented audiences.
Our strategy
Our objective is to be a leading provider of global digital marketing intelligence products. We plan to pursue our objective through internal initiatives and, potentially, through acquisitions and other investments. The key elements we will be focusing on to achieve our objective are:

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

•
Grow our customer base. As the digital media, commerce, marketing and communications sectors continue to grow, we believe the demand for digital marketing intelligence products will increase. To meet this increase in market demand, we intend to further invest in sales, marketing and account management initiatives in an effort to expand our customer base, both in the U.S. and internationally. We intend to offer both general and industry-specific digital marketing products that deliver value to a wide range of potential customers in current and new industry verticals.

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

•
Address emerging digital media. The extension of digital media and communications to include new formats such as content for smartphones, VoIP, IPTV, and next generation gaming consoles creates new opportunities to measure and analyze emerging digital media. We intend to extend our digital marketing platform to capture, measure and analyze user activity in these emerging digital media and communications formats both through technology developed organically as well as through strategic acquisitions and partnerships.

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

•
Integrate and use our acquired resources. Our recent acquisitions have not only helped us to expand our product suites, but they have enabled us to combine existing comScore products, technologies, and other core assets with those from the acquired companies to create new and unique value that we can offer to the marketplace. In the case of our acquisition of Nedstat, we combined core comScore assets such as audience data and segmentation to provide new insights on site visitors. In the case of our acquisition of Nexius, we combined comScore’s site dictionary (a uniform resource locator, or URL) level taxonomy of Internet sites with internal data from wireless carriers to provide wireless operators with intelligence about how their customers are using the Internet. In the case of our acquisition of AdXpose, we combined their real-time advertising verification technology with our Campaign Essentials product to offer a unique end-to-end, holistic, single-tag solution for audience verification.

Customers
As of December 31, 2012, we had over 2,150 customers, including approximately 90 Fortune 500 companies. Our customers include Internet-based companies such as Microsoft, AOL and Yahoo!, as well as market leading companies in a variety of industries, including Internet service providers, investment banks, creative media agencies, consumer banks, wireless carriers, pharmaceutical makers, credit card issuers and consumer packaged goods companies.
One of our customers, Microsoft Corporation, accounted for approximately 8%, 10% and 11% of our revenues in the years ended December 31, 2012, 2011 and 2010, respectively. No other customer accounted for more than 10% of our revenues during each of those periods.

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
We recruit our panel through a variety of online recruitment programs that have been tested and refined since our inception to ensure a diverse sample that sufficiently represents the broader global Internet population. In addition, in the United States we enlist a sub-sample of panelists through various offline recruiting methods. Participants in the comScore research panel receive a package of benefits that is designed to appeal to a broad variety of user categories. Examples of such benefits in 2012 and prior periods included free security applications such as encrypted file protection; free general purpose applications such as screensavers and games; sweepstakes; cash payments; points that may be redeemed for prizes; and planting a tree in the name of all new panelists through our “Trees for Knowledge” program. Participants’ data and privacy are protected by defined privacy policies that safeguard personally-identifiable information. This combination of recruiting methods allows us to maintain a panel large enough to provide statistically representative samples in most demographic segments.
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
Technology and Infrastructure
We have developed a proprietary system for the measurement of the activity of our global online panel. This system is continuously refined and developed to address the changing digital media landscape and to meet new customer business needs. The system is comprised of hundreds of servers that operate using internally-developed software built on Microsoft and other technologies. Our technology infrastructure is operated in multiple, third-party Tier-1 co-location facilities (located in the United States and Europe). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2012, our technology team (excluding employees devoted to research and development) was comprised of approximately 320 full-time employees (or full-time equivalents) working in different geographic locations, who design, develop, maintain and operate our entire technology infrastructure. In addition, we have established a relationship with a third party firm for software development outside the United States as a means to augment our technology efforts for discrete projects.
Our development efforts have spanned all aspects of our business. We have developed a data capture system that operates across our panelists’ computers in almost 200 countries and is used for the real-time capture of consumer Internet behavior. We have built a large scale, efficient and proprietary system for processing massive amounts of data. Typically our systems handle and process data of approximately 1.5 trillion input records per month. Despite the scale of processing required, these data are generally available on a daily basis for our business use. We have also developed a highly efficient and scalable system for the extraction and tabulation of all online activities of our panelists. Likewise, we have created an award-winning, highly scalable data warehousing environment that allows ready access and analysis of the data we collect. We believe our scalable and highly cost-effective systems and processing methods provide us with a significant competitive advantage.
Our customers access our digital marketing intelligence product offerings through a variety of methods including MyMetrix, our proprietary, Web-based analysis and reporting system, which is used by thousands of active, unique users to produce more than several million reports each year.
Research and Development
Our research and development efforts focus on the enhancement of our existing products and the development of new products to meet our customers’ digital marketing intelligence needs across a broad range of industries and applications. Because of the rapidly growing and evolving use of the Internet and other digital media for commerce, content, advertising and communications, these efforts are critical to satisfying our customers’ demand for relevant digital marketing intelligence. As of December 31, 2012, we had approximately 250 full-time employees (or full-time equivalents) working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” above). In addition, we involve management and operations personnel in our research and development efforts. In 2012, 2011 and 2010, we spent $34.0 million, $34.1 million and $26.4 million, respectively, on research and development.
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
As a result of this growth, our intellectual property portfolio currently includes approximately 32 U.S. patents and 29 international patents. In addition, we also currently have approximately 70 U.S. and international patent applications pending. However, patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may be declared invalid or may not be sufficiently broad to protect our technologies. Any issued patents owned by or licensed to us now or in the future may be challenged, invalidated, held unenforceable or circumvented, and the rights under such patents may not provide us with the expected benefits. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture or increase their market share with respect to related technologies. We are currently involved as plaintiff in three related patent proceedings, and in one of the proceedings we are defending against counterclaims of patent infringement.  We could incur substantial costs in asserting our patents rights against others or defending ourselves against infringement claims brought against us. An unfavorable outcome in any litigation, whether we are the plaintiff or the defendant, could have a material adverse effect on our business and results of operations.
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
Competition
The market for digital marketing products is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•
analytical services companies that provide customers with detailed information of behavior on their own data, content, or web traffic, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends; and systems providers including Accenture, EMC, and Terradata

•
online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, DoubleClick (owned by Google), Atlas (owned by Microsoft), and Kantar (owned by WPP);

•
large and small companies that create proprietary data and analysis of consumers' online behavior, including Nielsen, Effective Measures, Gemius, Compete Inc. (owned by WPP), Google, Inc., Hitwise (owned by Experian), Quantcast, and Visible Measures;

•
companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen, Arbitron, Kantar, and Taylor Nelson Sofres (owned by WPP);

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive, Ipsos, Synnovate, GFK, Kantar (owned by WPP) and Nielsen;

•
companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Toluna/Nurago, Double Verify, MOAT, DataLogix, Context Web's Aperture, Ipsos OTX, Dynamic Logic, Insight Express and Marketing Evolution; and

•	specialty information providers for certain industries that we serve, including Manhattan Research (healthcare) and The Now Factory (telecommunications).
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
Executive Officers of the Registrant
The following table sets forth the names and ages of our current executive officers:

Name	Age	Position
Magid M. Abraham, Ph.D.	54	President, Chief Executive Officer and Director
Gian M. Fulgoni	65	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	60	Chief Financial Officer
Christiana L. Lin	43	EVP, General Counsel and Chief Privacy Officer
Serge Matta	38	President, Mobile and Operator Solutions
Cameron Meierhoefer	41	Chief Operating Officer
Magid M. Abraham, Ph.D. one of our co-founders, has served as our President, Chief Executive Officer and as a Director since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Dr. Abraham received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France.
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

Serge Matta has served as our President, Commercial Solutions since May 2012. Prior to his appointment, Mr. Matta served in various senior positions at comScore, including most recently, as President, Mobile and Operator Solutions, and as Executive Vice President, overseeing the Company's worldwide Telecommunications and Mobile practice. Prior to joining the Company in 2000, Mr. Matta held positions at MicroStrategy within the consulting group. Mr. Matta holds a B.S. degree in Finance from George Mason University and an M.B.A. from American University.
Cameron Meierhoefer has served as our Chief Operating Officer since March 5, 2012. Prior to that, he has held various senior positions at comScore, most recently he served as Executive Vice President of Custom Analytics from January 2009 to March 2012 and as Senior Vice President of Custom Analytics from January 2006 to January 2009. Prior to joining comScore in 2001, he helped build PC Data Online, a division of the market research firm PC Data Inc. Mr. Meierhoefer holds a B.S. from Columbia University and a M.S. from the Georgia Institute of Technology.
Employees
As of December 31, 2012, we had 1,137 employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 85% of our revenues during each of the years ended December 31, 2012 and 2011. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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

If we are unable to provide cross-media analytics, or if our cross-media analytics are incomplete or inaccurate, our ability to grow or maintain our business may be harmed.

As the media and advertising industry looks to evaluate advertising campaigns across various forms of media, such as television, radio, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and demanded.  Companies who have historically held a dominant market position within individual media types, such as Nielsen in TV, Arbitron in Radio, MRI in magazine, are frequently relying on collaboration with partners in other media to measure multiple media platforms.  For example, Nielsen and MRI have collaborated to create a combined TV viewing and magazine readership measurement service, Nielsen and Arbitron have collaborated to create a combined in-home and out-of-home TV viewing measurement services, and we and Arbitron have collaborated to create a combined TV/Radio and mobile/PC usage measurement service. Additionally, Nielsen has entered into an agreement to acquire Arbitron, subject to certain closing conditions and regulatory review.

If we are unable to accurately measure or gain access to information or technology measuring a media component or type at all or on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to cross-media data, if we have insufficient technology, methodology or source materials to parse the information across such media components to avoid duplications at all or in a cost-effective manner, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In which case, our business and financial performance may be harmed.
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
Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, acquisitions will generally result in us recognizing significant amounts of intangible assets. If we experience significant declines in operating results associated with past, of future, acquisitions, and the anticipated benefits of an acquisition is not expected to materialize, we may be required to perform impairment testing of our long-lived assets, and ultimately may be required to record an impairment charge.
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
Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, regulatory scrutiny, and potential class action lawsuits. Media coverage and public discourse initiated by lawmakers and regulators have increased the sensitivity of consumers to the collection or use of personal information and online usage information, especially through the use of third party cookies, and the possibility of an unauthorized use or disclosure of this information may create negative public reaction related to our business practices. A shift in public acceptance of measurement technologies such as third party cookies may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware, a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, may uninstall our software or pursue actions against us for damages. For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. In October 2012, the plaintiffs filed an amended complaint, which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. The court is expected to rule on certification of the class in the first half of 2013. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.

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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, where we determine necessary, we pursue enforcement of our intellectual property rights. Such enforcement action may cause us to incur costs, distract the attention of management, and result in unfavorable public opinion or outcomes that are not in our favor, each of which could adversely affect our brand, business and results of operations. While we have filed a number of patent applications and own approximately 60 issued patents worldwide, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2012, 2011 and 2010, we derived approximately 22%, 26% and 29%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For example, during the years ended December 31, 2012, 2011 and 2010, we derived approximately 8%, 10% and 11%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2012, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.77. However, during 2012, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.74 and rose as high as $1.00 to €0.83. During the year ended December 31, 2012, the average U.S. Dollar to euro exchange rate was approximately $1.0 to €0.78. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling.
Conditions and changes in the national and global economic environment may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth slowed in the second half of 2012 and may continue to stagnate into 2013 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs, Federal government budget uncertainties in the United States and increased concerns about economic slowdown in Asia, particularly in China. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
The market for digital marketing products is highly competitive, and if we cannot compete effectively, our revenues will decline and our business will be harmed.
The market for digital marketing products is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•
analytical services companies that provide customers with detailed information of behavior on their own data, content, or web traffic, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends; and systems providers including Accenture, EMC, and Terradata

•
online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, DoubleClick (owned by Google), Atlas (owned by Microsoft), and Kantar (owned by WPP);

•
large and small companies that create proprietary data and analysis of consumers' online behavior, including Nielsen, Effective Measures, Gemius, Compete Inc. (owned by WPP), Google, Inc., Hitwise (owned by Experian), Quantcast, and Visible Measures;

•
companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen, Arbitron, Kantar, Rentrack and Taylor Nelson Sofres (owned by WPP);

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive, Ipsos, Synnovate, GFK, Kantar (owned by WPP) and Nielsen;

•
companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Toluna/Nurago, Double Verify, MOAT, DataLogix, Context Web's Aperture, Ipsos OTX, Dynamic Logic, Insight Express and Marketing Evolution; and

•	specialty information providers for certain industries that we serve, including Manhattan Research (healthcare) and The Now Factory (telecommunications).
Some of our current competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development or development of systems and technologies than we can. In addition, some of our competitors may adopt more aggressive pricing policies or have started to provide some services at no cost. Furthermore, large software companies, Internet portals and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers. Finally, consolidation of our competitors could make it difficult for us to compete effectively. For example, Nielsen has entered into an agreement to acquire Arbitron, subject to certain closing conditions and regulatory review.
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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,137 employees as of December 31, 2012 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.
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
We have a history of significant net losses, may incur significant net losses in the future and may not achieve profitability.
Although we have generated profits in prior periods, we incurred net losses of $11.8 million, $15.8 million, and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. As of December 31, 2012, we had an accumulated deficit of $80.8 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of December 31, 2012, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $46.8 million and $43.1 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
We host our products and serve all of our customers from data center facilities located throughout the United States and Europe. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreements for our various data center facilities expire at various dates through December 2017. We believe that we have good relationships with our data center facility vendors and believe that we will be able to renew, or find alternative data center facilities, at commercially reasonable terms. Although we are not substantially dependent on our data center facilities because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
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
As of December 31, 2012, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $46.8 million and $43.1 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2013 for state income tax reporting purposes.
In addition, at December 31, 2012 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $30.7 million, which will begin to expire in 2013.

We apply a valuation allowance to certain deferred tax assets when management does not believe that it is more-likely-than-not that they will be realized. In assessing the need for any valuation allowances, we consider the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is more likely than not that the deferred tax asset will be realized. For example, we have had several recent years of pre-tax losses, and further losses may present evidence that our net operating loss carryforwards may not be realized in future periods.
As of December 31, 2012, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, the Czech Republic, the Netherlands and China, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $50.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of December 31, 2012, no amounts are outstanding under the terms of our revolving credit facility. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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
Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 96,000 square feet of office space under a lease that initially expires in 2022, although we have an option to extend until up to 2032, subject to certain conditions. We also lease space in various locations throughout the United States, North America, South America, Europe, and Asia for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

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
Privacy Class Action Litigation
On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that they are without merit, and we intend to vigorously protect and defend ourselves. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act.  The court is expected to rule on certification of the class in the first half of 2013.

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

	2012		2011
Fiscal Period	High	Low	High	Low
First Quarter	$23.68	$20.61	$29.62	$21.13
Second Quarter	$21.48	$15.86	$31.28	$23.30
Third Quarter	$17.15	$12.21	$28.22	$12.50
Fourth Quarter	$16.26	$12.41	$22.86	$15.35
HOLDERS
As of February 19, 2013 there were 116 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of February 19, 2013.
STOCK PERFORMANCE GRAPH
The following graph set forth compares the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2012 to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The NASDAQ Composite Index
and The NASDAQ Computer Index

 _________________

*	$100 invested upon market close of the NASDAQ Global Market on December 31, 2007, including reinvestment of dividends.
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
Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2012
None.
Use of Proceeds from Sale of Registered Equity Securities
Not applicable.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
During the three months ended December 31, 2012, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased(1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2012	17,357	$1.02	—	—
November 1 — November 30, 2012	16,470	$10.24	—	—
December 1 — December 31, 2012	2,000	$—	—	—
Total	35,827		—	—

(1) The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.
(i) For the three months ended December 31, 2012, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
October 1 — October 31, 2012	16,148	$—
November 1 — November 30, 2012	3,260	$—
December 1 — December 31, 2012	2,000	$—
Total	21,408
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2012, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
October 1 — October 31, 2012	1,209	$14.59
November 1 — November 30, 2012	13,210	$12.77
December 1 — December 31, 2012	—	$—
Total	14,419

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.
The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2012, 2011 and 2010 as well as the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2009 and 2008 as well as the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$255,193	$232,392	$174,999	$127,740	$117,371
Cost of revenues (1)	86,379	75,103	51,953	38,730	34,562
Selling and marketing (1)	91,849	78,289	59,641	41,954	39,400
Research and development (1)	33,994	34,050	26,377	17,827	14,832
General and administrative (1)	38,134	48,514	33,953	18,232	16,785
Amortization of intangible assets	9,289	9,301	4,534	1,457	804
Impairment of intangible assets	3,349	—	—	—	—
Settlement of litigation	—	5,175	—	—	—
Total expenses from operations	262,994	250,432	176,458	118,200	106,383
(Loss) income from operations	(7,801)	(18,040)	(1,459)	9,540	10,988
Interest and other (expense) income, net	(870)	(525)	53	410	1,863
Loss from foreign currency transactions	(744)	(410)	(347)	(132)	(321)
Gain on sale (impairment) of marketable securities	—	211	—	89	(2,239)
(Loss) income before income taxes	(9,415)	(18,764)	(1,753)	9,907	10,291
Benefit (provision) for income taxes	(2,374)	2,974	177	(5,938)	14,895
Net (loss) income	$(11,789)	$(15,790)	$(1,576)	$3,969	$25,186
Net (loss) income per common share:
Basic	$(0.35)	$(0.49)	$(0.05)	$0.13	$0.88
Diluted	$(0.35)	$(0.49)	$(0.05)	$0.13	$0.83
Weighted-average number of shares used in per share calculations:
Basic	33,244,798	32,289,877	31,070,018	30,014,085	28,691,216
Diluted	33,244,798	32,289,877	31,070,018	30,970,642	30,232,714
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$2,481	$1,976	$1,494	$1,186	$861
Selling and marketing	$12,283	$8,512	$6,217	$4,617	$2,611
Research and development	$1,919	$1,988	$1,868	$1,111	$706
General and administrative	$8,213	$8,784	$8,195	$2,942	$2,296

	December 31,
	2012	2011	2010	2009	2008
			(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,764	$38,071	$33,736	$88,117	$71,461
Total current assets	$148,929	$126,509	$103,097	$136,419	$116,583
Total assets	$336,485	$320,057	$283,079	$217,539	$199,563
Total current liabilities	$121,306	$112,390	$97,228	$59,409	$55,992
Equipment loan and capital lease obligations, long-term	$6,478	$6,676	$7,959	$674	$—
Stockholders’ equity	$195,643	$190,567	$165,832	$147,939	$134,880

	Year Ended December 31,
	2012	2011	2010	2009	2008
			(In thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$44,872	$26,750	$25,410	$25,031	$32,989
Depreciation and amortization	$23,448	$22,653	$12,956	$8,001	$5,775
Capital expenditures	$7,590	$7,235	$5,119	$6,472	$14,252
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
Overview
We provide leading, on-demand digital analytics that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. More specifically, we are an Internet technology company that measures what people do as they navigate the digital world and we turn that information into insights and actions for our clients to maximize the value of their digital investments. One of the key elements of our products is our ability to effectively combine our proprietary comScore data, which we obtain via our global panel and census network, with our clients own data. Our products provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we offer mobile operator analytics products that provide comprehensive marketing and customer care insight to mobile carriers worldwide. During the year ended December 31, 2012, we provided service to over 2,150 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.
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
Our digital media measurement and analytics platforms are comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity worldwide. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. This panel information is complemented by our Unified Digital Measurement™ methodology which enables us to more accurately measure digital audiences. Our Unified Digital Measurement approach blends panel and census methodologies into products that provide a direct linkage and reconciliation between census and panel measurement. Our tagged network of global websites and apps is referred to as the comScore Census Network™, which has been built with a substantial infrastructure and technology that processes over 1.4 trillion events per month worldwide. We also provide products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. We also provide digital (web, apps, video, gaming, and other digital assets) and monetization analytics and innovative video measurement products.
We deliver our Analytics for a Digital World™ through a wide array of products organized around the following four major suites; audience analytics, advertising analytics, digital business analytics and mobile operator analytics. Our audience analytics products deliver digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Internet users on multiple devices, such as TVs, PCs, smartphones and tablets as well as insight into the effectiveness of online advertising. Our core product offerings are built around our Media Metrix™, product, but also include Video Metrix ™, Mobile Metrix ™, Plan Metrix™ and Ad Metrix ™. As the Internet evolves, we are continually creating new solutions, such as Social Essentials, which provides insight into the audience size, composition, behavior and brand engagement of consumers reached by brands on Facebook. We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription based reports. Customers can access current and historical data and analyze this data anytime online.
Our advertising analytics products combine the proprietary information gathered from our comScore Census Network with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising analytics products include the AdEffx ™ suite Media Planner 2.0 ™ and validated Campaign Essentials ™, which provide a solution for developing, executing and evaluating online advertising campaigns across multiple platforms, including TV, Web (Display and Video) and Mobile (Smartphones and Tablets). In August 2011, we acquired AdXpose, which provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The combination of AdXpose with our Campaign Essentials product has enabled us to develop a new product we refer to as validated Campaign Essentials, or vCE, which provides intelligence regarding validated impressions, ads that are actually seen, shown in safe content and delivered to the right target audience. Our advertising analytics products are typically delivered on a monthly, quarterly or ad hoc basis.
Our digital business analytics products help organizations optimize the customer experience on their digital assets (websites, apps, video, etc.) and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our digital business analytics platform is designed to integrate data from multiple sources including web, mobile, video and social media interactions. Our digital business analytics services are provided primarily through Digital Analytix™, our SaaS based product that enables our customers to have access to all of their proprietary click stream data. Our digital business analytics platform is further enhanced by data obtained as part of our audience measurement efforts, and viewable on a quick turnaround basis. Customers can access our digital business analytics data sets and reports anytime online.
Our mobile operator analytics products suite connects mobile behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to mobile carriers worldwide. Our core software product, Subscriber AnalytixTM, powered by XPLORE™, provides mobile carriers with information on network optimization and capacity planning, customer experience, and market intelligence. Our mobile operator analytics platform is designed to integrate data from multiple sources including web and mobile interactions as well as customer relationship management, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online via our software-based delivery platform.

During the second quarter of 2012, we noted a significant decline in revenues from ARSgroup, or ARS, which we acquired in February 2010. As a result, we performed an impairment test of the long-lived assets of ARS and ultimately recorded an impairment charge of $3.3 million during the year ended December 31, 2012. As a result of the significant decline in revenue from ARS and the resulting impairment charge of $3.3 million, we began exploring all strategic options with respect to maximizing the value of ARS, including a potential sale of some or all of ARS. Currently, we expect to dispose of the non-health portions of ARS. We do not expect this transaction to have a material impact on our financial statements.
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
As a result of economic events such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector, political uncertainty in the Middle East, and concerns regarding the eurozone, the direction and relative strength of the U.S. and global economies have become somewhat uncertain in recent periods. During 2011 and 2012, we experienced a limited number of our current and potential customers ceasing, delaying or reducing renewals of existing subscriptions and purchases of new or additional services and products presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Since these negative economic events began in 2008, we continued to annually add net new customers and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed each year. Notwithstanding our performance during these macroeconomic trends, if economic recovery slows or economic conditions deteriorate, our operating results could be adversely affected in coming periods.
Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 85% of total revenues in each of the years ended December 31, 2012 and 2011. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2012, our international revenues were $71.8 million, an increase of $11.8 million, or 20% over international revenues of $60.0 million for the year ended December 31, 2011. International revenues comprised approximately 28%, 26% and 19% of our total revenues for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.
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
Our acquisition of Nedstat, resulted in additional revenue sources, including software subscriptions, server calls, and professional services (including training and consulting). Our arrangements generally contain multiple elements, consisting of the various service offerings. Our acquisition of AdXpose, resulted in additional revenue sources, including fees for the use of the AdXpose platform. Fees for the use of the AdXpose platform are generally a fixed fee for each impression that is generated using the AdXpose technology. Revenue is recognized on a usage basis when the impression is delivered and reported via the AdXpose service portal.
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
We generate revenues by providing access to our online database or delivering information obtained from our database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports is provided, which generally ranges from three to twenty four months. Sales taxes remitted to government authorities are recorded on a net basis.
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
We account for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used. During the year ended December 31, 2012 we recognized $1.4 million in revenue related to nonmonetary transactions. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the year ended December 31, 2012, we recognized $1.1 million in expense related to nonmonetary transactions.
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
Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges to Goodwill recognized during the years ended December 31, 2012, 2011 or 2010.
During the three months ended June 30, 2012, we noted a significant decline in revenues from ARS, which we acquired in February 2010. As a result, we performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, we determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS was less than the carrying value of the ARS intangible assets. As such, we concluded that the ARS intangible assets were impaired as of June 30, 2012. To measure the amount of the impairment, we then estimated the fair value of the intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, we prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, we used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on our most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, we estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the year ended December 31, 2012. The impairment charge had a negative impact on net loss of $3.3 million and an impact on earnings per share of $0.10 per share during the year ended December 31, 2012. In addition, these intangible assets will be amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012. There were no impairment charges to Intangible Assets recognized during the years ended 2011 or 2010.
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
Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. Other than the impairment charge for ARS discussed above, there were no impairment charges recognized during the years ended December 31, 2012, 2011 or 2010.
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
As of December 31, 2012 and 2011, we recorded valuation allowances against certain deferred tax assets of $4.0 million and $2.7 million, respectively. At December 31, 2012, the valuation allowance was related to the deferred tax assets (primarily net operating loss carryforwards) of the foreign subsidiaries that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, Czech Republic, Netherlands and China, the deferred tax asset related to the U.S. capital loss carryforwards, and the deferred tax asset related to certain state net operating loss carryforwards. At December 31, 2011, the valuation allowance was primarily related to the deferred tax assets of the foreign subsidiaries that are in their start-up phases, including China, Spain, Singapore, and certain Certifica and Nedstat subsidiaries, and the deferred tax asset related to the value of our auction rate securities.
As of December 31, 2012, we concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets related to certain state net operating losses would be realized and determined that it was appropriate to establish a valuation allowance of $0.3 million against our state deferred tax assets. We also concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions, primarily the Netherlands, would be realized and that an increase to the valuation allowance of $1.2 million was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2012, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations currently in start-up phase. In addition, during 2012, we wrote-off certain deferred tax assets related to net operating losses that will never be realized. As these deferred tax assets had a full valuation allowance recorded against them, the associated valuation allowance of $0.2 million was released.
As a result of the losses incurred in 2012, our U.S. entities are in a three year cumulative pretax loss position at December 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets, which includes deferred tax assets of $8.2 million related to net operating loss and tax credit carryforwards in the U.S.   We have concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes the fact that (i) our three year cumulative pretax loss position includes $16.6 million of litigation and settlement charges that are not expected to recur in the future and (ii) our profitable U.S. operating forecasts, exclusive of tax planning strategies,  result in full utilization of our net deferred tax assets by the end of 2017 based on the current projections. However, our ability to realize our net U.S. deferred tax assets of $19.3 million at December 31, 2012 is primarily dependent upon generating sufficient taxable income in future years.  We believe that there is sufficient objective and reliable evidence to support the realization of the recorded U.S. deferred tax assets as of December 31, 2012 based on our current projections of future pre-tax income.  If our actual results do not validate our current projections of pre-tax income, we may be required to record a valuation allowance that could have a material impact on our consolidated financial statements in future periods.
As of December 31, 2011, we concluded that it was not more-likely-than-not that a substantial portion of our Netherlands deferred tax assets will be realized and determined that it was appropriate to establish a valuation allowance of $1.3 million against our Netherlands deferred tax assets. In making that determination, we considered the losses incurred in the Netherlands during 2011 and in prior years and the uncertainty regarding the future profitability of the Netherlands operations. We also concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions would be realized and that an increase to the valuation allowance was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2011, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations. As a result, in the fourth quarter of 2011 we recorded an increase in the deferred tax asset valuation allowance of approximately $0.4 million.

As of December 31, 2012, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $46.8 million and $43.1 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax purposes and in 2013 for state income tax purposes. In addition, at December 31, 2012, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries is $30.7 million, which begins to expire in 2013.The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2012 and 2011 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2012 and December 31, 2011, the cumulative amount of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above is $28.9 million and $26.4 million, respectively. During the years ended December 31, 2012 and 2011, we recognized windfall tax benefits of approximately $0.1 million and $0.2 million, respectively, related to certain state and foreign tax jurisdictions, which were recorded as an increase to additional paid-in capital.
During the years ended December 31, 2012 and 2011, certain stock options were exercised and certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent relevant windfall tax benefits have been previously recognized. As described above, we recognized a portion of the windfall tax benefits in 2012 and recorded an increase to additional paid-in capital. Therefore, $0.2 million of shortfalls has not been included in income tax expense but has reduced additional paid-in capital for the year ended December 31, 2012. The remaining impact of the shortfalls totaling $0.4 million has been included in income tax expense. As of December 31, 2011, we recognized a portion of the windfall tax benefits and recorded an increase to additional paid-in capital. Therefore, the impact of the shortfalls totaling $0.1 million was not included in income tax expense but reduced additional paid-in capital for the year ended December 31, 2011. Looking forward we cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock. For uncertain tax positions, we use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As of December 31, 2012, 2011 and 2010, we had unrecognized tax benefits of $1.4 million, $1.4 million and $2.4 million, respectively, on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012, the amount of accrued interest and penalties on unrecognized tax benefits was $0.7 million. As of December 31, 2011, the amount of accrued interest and penalties on unrecognized tax benefits was $0.6 million. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2009 or state and local tax examinations by tax authorities for years before 2008, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
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

At December 31, 2012, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $25.7 million, which is expected to be recognized over a weighted-average period of 1.24 years.
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

	Year Ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of Revenues	33.9	32.3	29.7
Selling and marketing expenses	36.0	33.7	34.1
Research and development	13.3	14.7	15.0
General and administrative	14.9	20.9	19.4
Amortization of intangible assets	3.7	4.0	2.6
Impairment of intangible assets	1.3	—	—
Settlement of litigation	—	2.2	—
Total expenses from operations	103.1	107.8	100.8
Loss from operations	(3.1)	(7.8)	(0.8)
Interest and other (expense) income, net	(0.3)	(0.2)	—
Loss from foreign currency transactions	(0.3)	(0.2)	(0.2)
Gain on sale (impairment) of marketable securities	—	0.1	—
Loss before income tax (benefit) provision	(3.7)	(8.1)	(1.0)
Income tax (benefit) provision	(0.9)	1.3	0.1
Net (loss) income attributable to common stockholders	(4.6)%	(6.8)%	(0.9)%
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(In thousands)
Revenues	$255,193	$232,392	$22,801	9.8%
Total revenues increased by approximately $22.8 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. We attribute the revenue growth to increased sales to our existing customer base and continued growth of our customer base during the period. Revenue from existing customers increased $25.4 million from $202.6 million for the year ended December 31, 2011 to $228.0 million for the year ended December 31, 2012, while revenue from new customers decreased $2.6 million from $29.8 million for the year ended December 31, 2011 to $27.2 million for the year ended December 31, 2012. Revenue from new customers decreased due to a significant focus on the selling of new products, especially vCE, to our current customer base. In addition, revenue associated with the ARS copy testing products decreased

$6.3 million to $9.4 million during the year ended December 31, 2012 from $15.7 million during the year ended December 31, 2011.
We experienced continued revenue growth in subscription revenues, which increased by approximately $19.2 million during the year ended December 31, 2012, from $196.8 million in the prior year period. We also experienced continued revenue growth from our project-based revenues which increased by approximately $3.6 million during the year ended December 31, 2012, from $35.6 million in the prior year period.
Revenues from U.S customers were $183.4 million for the year ended December 31, 2012, or approximately 72% of total revenues, while revenues from customers outside of the U.S. were $71.8 million for the year ended December 31, 2012, or approximately 28% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $11.8 million, comprised of increases of $7.7 million in Europe, $1.8 million in Canada, $1.8 million in Asia and $1.7 million in Latin America, offset by a decrease of $1.2 million in the Middle East and Africa during the year ended December 31, 2012 as compared to the prior year period.
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
Our total operating expenses increased by approximately $12.6 million, or approximately 5%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $11.5 million associated with our increased headcount, increased use of stock based compensation of $3.6 million, an impairment charge of $3.3 million related to a decline in value of intangible assets acquired as part of the ARS acquisition, increased royalties and reseller fees of $2.4 million associated with an increase in the usage of third parties to sell our products, increased rent and other facilities related costs and depreciation expense of $2.4 million, increased travel and airfare of $1.6 million associated with our sales efforts, and increased bad debt expense of $1.2 million associated with the write-off of accounts receivable deemed uncollectible. The increases were partially offset by a decrease in professional fees of $11.3 million associated with patent infringement litigation that occurred in 2011 and the related settlement expense of $5.2 million.
Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(In thousands)
Cost of revenues	$86,379	$75,103	$11,276	15.0%
As a percentage of revenues	33.9%	32.3%
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panel and systems, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software.
Cost of revenues increased by approximately $11.3 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $5.6 million associated with our increased headcount, increased royalties and reseller fees of $2.4 million associated with an increase in the usage of third-parties to sell our products, increased panel recruitment costs of $1.3 million associated with new panels in the UK and Spain, increased third-party sample costs of $1.1 million associated with specific projects, such as the 2012 NBC summer Olympics coverage, and increased incentive costs of $0.5 million associated with compensating members of our panels. These costs were partially offset by a decrease of $1.9 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts

Cost of revenues increased as a percentage of revenues during the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflecting our increased expenses for additional employees and infrastructure in anticipation of increased growth in 2013 and beyond coupled with costs associated with our expanding panel.
Selling and Marketing Expenses

	Year Ended December 31,		Change
	2012	2011	$	%
	(In thousands)
Selling and marketing	$91,849	$78,289	$13,560	17.3%
As a percentage of revenues	36.0%	33.7%
Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual's role. Commissions are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. Selling and marketing expenses have increased because we have been recruiting additional salespeople in order to support international growth, especially in our Digital Analytix and vCE product offerings.
Selling and marketing expenses increased by $13.6 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase is primarily attributable to increased employee salaries, benefits and related costs of $5.5 million and increased stock-based compensation of $3.8 million associated with our increased headcount as well as a decision to pay certain sales related bonuses with our common stock, increased travel and airfare of $1.6 million associated with our sales efforts, increased rent and other facility related costs and depreciation expense allocations of $1.6 million, and increased sales commissions of $0.5 million associated with our increased sales level. These costs were partially offset by severance costs of $0.4 million that occurred in 2011 but not in 2012.
Selling and marketing expenses increased as a percentage of revenues during the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to slower than expected revenue growth.
Research and Development Expenses

	Year Ended December 31,		Change
	2012	2011	$	%
		(In thousands)
Research and development	$33,994	$34,050	$(56)	(0.2)%
As a percentage of revenues	13.3%	14.7%
Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software.
Research and development expenses decreased by $0.1 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease is primarily attributable to decreased employee salaries, benefits and related costs of $0.8 million associated with a reallocation of resources away from research and development activities offset by higher costs of $0.8 million related to certain data licensing contracts associated with new products in development.
Research and development expenses decreased as a percentage of revenues for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the fact that overall research and development costs remained relatively constant coupled with the increase in revenues.

General and Administrative Expenses

	Year Ended December 31,		Change
	2012	2011	$	%
		(In thousands)
General and administrative	$38,134	$48,514	$(10,380)	(21.4)%
As a percentage of revenues	14.9%	20.9%
General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.
General and administrative expenses decreased by $10.4 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease is primarily attributable to a decrease in professional fees of $11.3 million associated with patent infringement litigation that occurred in 2011 and was settled in the fourth quarter of 2011, partially offset by increased employee salaries, benefits and related costs of $1.2 million associated with our increased headcount and increased bad debt expense of $1.2 million associated with the write-off of accounts receivable deemed uncollectible and an increase in our allowance for doubtful accounts due to our continued international expansion. In particular, during the year we wrote-off approximately $0.3 million in accounts receivable from two customers located in the Middle East. As a result, we have modified our sales practices in certain countries by going to a reseller type model whereby we contract with one customer in the region as opposed to contracting directly with multiple customers. In addition, based on our recent historical experience we have increased our allowance for doubtful accounts.
General and administrative expenses decreased as a percentage of revenues during the year ended December 31, 2012 as compared to the year ended December 31, 2011, due to the overall reduction in costs coupled with the increase in revenues.
Amortization Expense

	Year Ended December 31,		Change
	2012	2011	$	%
		(In thousands)
Amortization expense	$9,289	$9,301	$(12)	(0.1)%
As a percentage of revenues	3.7%	4.0%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense remained constant at $9.3 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011 due principally to certain intangible assets whose useful life ended as of December 31, 2011, offset by increased amortization of intangible assets that were acquired as part of the AdXpose acquisition in the third quarter of 2011, the acquisition of certain patent intangible assets acquired in the fourth quarter of 2011, and the shortening of the useful life of the ARS intangible assets.
Impairment of Intangible Assets
During the three months ended June 30, 2012, we noted a significant decline in revenues from ARS, which we acquired in February 2010. As a result, we performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS's long-lived assets. Based on this analysis, we determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS was less than the carrying value of the ARS intangible assets. As such, we concluded that the intangible assets of ARS were impaired. To measure the amount of the impairment, we then estimated the fair value of the ARS intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, we prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, we used a combination of income approaches, including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, we have estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the year ended December 31, 2012. In addition, these intangible assets will be amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012.
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
Interest and other income (expense), net for the year ended December 31, 2012 resulted in net expense of $0.9 million as compared to net expense of $0.5 million for the year ended December 31, 2011. The increase in interest expense was due to our increased use of capital leases to finance the expansion of our technology infrastructure along with fees associated with our revolving credit facility coupled with a reduction in interest income associated with the sale of our auction rate securities in 2011.
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
We recorded a transaction loss of $0.7 million for the year ended December 31, 2012 as compared to a transaction loss of $0.4 million during the year ended December 31, 2011, respectively, due to our increased international presence in Europe and Latin America.
Provision for Income Taxes
As of December 31, 2012, we had federal and state net operating loss carryforwards for tax purposes of approximately $46.8 million and $43.1 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2013 for state income tax purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. We recognized income tax expense of approximately $2.4 million during the year ended December 31, 2012, which is comprised of current tax expense of $0.1 million related to federal alternative minimum tax and state income tax liabilities, $1.4 million of foreign income tax expense, and deferred tax expense of approximately $0.9 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total deferred tax expense of $0.9 million is $2.6 million of deferred tax expense associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards.
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
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panel and systems, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software.
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
Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual's role. Commissions are paid to a salesperson and are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. In the case of multi-year agreements, one year of commissions is paid initially, with the remaining amounts paid at the beginning of the succeeding years.
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
Research and development expenses include new product development costs, consisting primarily of salaries, benefits, stock-based compensation and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software.
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
General and administrative expenses consist primarily of salaries, benefits, stock-based compensation, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.
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
Interest and Other Income, Net
Interest income (expense), net for the year ended December 31, 2011 resulted in net interest expense of $0.6 million compared to less than $0.1 million of net income for the year ended December 31, 2010. The increase in interest was due to our increased use of capital leases to finance the expansion of our technology infrastructure along with fees associated with our revolving credit facility coupled with a reduction in interest income.
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
In evaluating the results of operations for the years ended December 31, 2011 and 2010, it is important to note that the period of time that each acquired entity is included in our results of operations is different. The following table illustrates the number of months that each of these acquired entities has been included in our results of operations discussed above:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
ARS	12	11
Nexius	12	6
Nedstat	12	4
AdXpose	5	—

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$44,872	$26,750	$25,410
Net cash used in investing activities	(7,590)	(9,806)	(44,023)
Net cash used in financing activities	(14,285)	(12,303)	(6,083)
Effect of exchange rate changes on cash	696	(306)	148
Net increase (decrease) in cash and equivalents	23,693	4,335	(24,548)
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of December 31, 2012, our principal sources of liquidity consisted of $61.8 million in cash, the majority of which represents cash generated from operating activities. As of December 31, 2012, $10.1 million of the $61.8 million in cash on hand was held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if management were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
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
During the third quarter of 2012, we borrowed €3.3 million under the Revolving Credit Facility. This amount was subsequently repaid in the fourth quarter of 2012 and as of December 31, 2012 and February 19, 2013, no amounts are outstanding under the terms of our Revolving Credit Facility.
We maintain letters of credit in lieu of security deposits with respect to certain office leases. As of December 31, 2012, $3.9 million in letters of credit were outstanding, leaving $6.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $44.9 million of net cash from operating activities during the year ended December 31, 2012. Our cash flows from operations were driven by our net loss of $11.8 million, offset by $55.1 million in non-cash items such as depreciation, impairment of intangible assets, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax provision. In addition, our operating cash flows were positively impacted by a $11.6 million increase in deferred revenue and amounts collected from customers in advance of when we recognize revenue, a $1.3 million increase in deferred rent due to tenant allowances related to our leases and a $1.5 million decrease in prepaid expenses and other current assets. Cash flows from operations were negatively impacted by a $7.8 million decrease in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses paid in the first quarter of the year and professional fees accrued as of December 31, 2011, and a $4.9 million increase in accounts receivable associated with our increased revenues.
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
We used $7.6 million of net cash in investing activities during the year ended December 31, 2012, associated with the purchase of property and equipment to maintain and expand our technology infrastructure.
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
Financing Activities
We used $14.3 million of cash during the year ended December 31, 2012 for financing activities. This included $7.4 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $7.0 million to make payments on our capital lease obligations offset by $0.2 million in proceeds from the exercise of our common stock options. Also, during the year ended December 31, 2012, we received $4.1 million related to borrowings under our revolving credit facility. The total amount borrowed, which was denominated in euros, was repaid prior to December 31, 2012 and translated to $4.3 million.

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
Contractual Obligations and Known Future Cash Requirements
Set forth below is information concerning our known contractual obligations as of December 31, 2012 that are fixed and determinable.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Capital lease obligations	$15,248	$8,514	$6,621	$113	$—
Operating lease obligations	83,790	8,560	19,115	19,249	36,866
Total	$99,038	$17,074	$25,736	$19,362	$36,866
Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In prior and current years, we financed the purchase of some of our computer equipment under capital lease arrangements over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer equipment, are typically small and they do not materially impact our overall liquidity.
We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the year ended December 31, 2012 we incurred $5.7 million of additional borrowings under this financing arrangement. As of December 31, 2012, we have total borrowings under this arrangement of approximately $10.7 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $6.5 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of December 31, 2012, we have total borrowings under these arrangements of $3.8 million.
As of December 31, 2012, $3.9 million in letters of credit were outstanding, leaving $6.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A. During the third quarter of 2012, we borrowed €3.3 million (or approximately $4.1 million) under the Revolving Credit Facility. This amount was subsequently repaid in the fourth quarter of 2012 and as of December 31, 2012 and February 19, 2013, no amounts are outstanding under the terms of our Revolving Credit Facility.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2012, our cash reserves were maintained in bank deposit accounts totaling $61.8 million.
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
Interest Rate Sensitivity
As of December 31, 2012, our principal sources of liquidity consisted of $61.8 million of cash. The cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the year ended December 31, 2011, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.
Liquidity Risk
As of December 31, 2012, our principal sources of liquidity consisted of $61.8 million in cash, the majority of which represents cash generated from operations. As of December 31, 2012, $10.1 million of the $61.8 million in cash on hand was held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if management were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of comScore, Inc.
We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), comScore, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2013

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$61,764	$38,071
Accounts receivable, net of allowances of $1,117 and $903, respectively	68,348	64,429
Prepaid expenses and other current assets	8,877	10,379
Deferred tax assets	9,940	13,630
Total current assets	148,929	126,509
Property and equipment, net	31,418	28,272
Other non-current assets	414	347
Long-term deferred tax assets	12,065	9,477
Intangible assets, net	40,759	53,114
Goodwill	102,900	102,338
Total assets	$336,485	$320,057
Liabilities and Equity
Current liabilities:
Accounts payable	$7,229	$10,300
Accrued expenses	24,409	25,891
Deferred revenues	80,824	68,726
Deferred rent	807	1,013
Deferred tax liabilities	17	155
Capital lease obligations	8,020	6,305
Total current liabilities	121,306	112,390
Deferred rent, long-term	10,096	7,634
Deferred revenue, long-term	1,715	1,709
Deferred tax liabilities, long-term	130	183
Capital lease obligations, long-term	6,478	6,676
Other long-term liabilities	1,117	898
Total liabilities	140,842	129,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2012 and December 31, 2011; no shares issued or outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at December 31, 2012 and December 31, 2011; 35,679,430 and 34,015,434 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	36	34
Additional paid-in capital	274,622	258,967
Accumulated other comprehensive income	1,825	617
Accumulated deficit	(80,840)	(69,051)
Total stockholders’ equity	195,643	190,567
Total liabilities and stockholders’ equity	$336,485	$320,057
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Revenues	$255,193	$232,392	$174,999
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	86,379	75,103	51,953
Selling and marketing (1)	91,849	78,289	59,641
Research and development (1)	33,994	34,050	26,377
General and administrative (1)	38,134	48,514	33,953
Amortization of intangible assets	9,289	9,301	4,534
Impairment of intangible assets	3,349	—	—
Settlement of litigation	—	5,175	—
Total expenses from operations	262,994	250,432	176,458
Loss from operations	(7,801)	(18,040)	(1,459)
Interest and other (expense) income, net	(870)	(525)	53
Loss from foreign currency transactions	(744)	(410)	(347)
Gain from sale of marketable securities	—	211	—
Loss before income tax benefit (provision)	(9,415)	(18,764)	(1,753)
Income tax benefit (provision)	(2,374)	2,974	177
Net loss	$(11,789)	$(15,790)	$(1,576)
Net loss per common share:
Basic	$(0.35)	$(0.49)	$(0.05)
Diluted	$(0.35)	$(0.49)	$(0.05)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,244,798	32,289,877	31,070,018
Diluted	33,244,798	32,289,877	31,070,018
Comprehensive (loss) income:
Net loss	$(11,789)	$(15,790)	$(1,576)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	1,208	(1,110)	1,847
Unrealized loss on marketable securities, net	—	(228)	(5)
Realized gain on the sale of marketable securities, net	—	(211)	—
Total comprehensive (loss) income	$(10,581)	$(17,339)	$266
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$2,481	$1,976	$1,494
Selling and marketing	12,283	8,512	6,217
Research and development	1,919	1,988	1,868
General and administrative	8,213	8,784	8,195

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Stockholders’ Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2009	30,385,590	$30	$199,270	$324	$(51,685)	$147,939
Net loss	—	—	—	—	(1,576)	(1,576)
Foreign currency translation adjustment	—	—	—	1,847	—	1,847
Unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Common stock issued in conjunction with acquisitions	216,115	—	3,651	—	—	3,651
Exercise of common stock options	308,118	1	988			989
Issuance of restricted stock	992,879	1	(1)			—
Restricted stock cancelled	(142,176)	—	—	—	—	—
Restricted stock units vested	88,559	—	—	—	—	—
Common stock received for tax withholding	(325,526)	—	(5,473)	—	—	(5,473)
Excess tax benefits from stock based compensation, net	—	—	128	—	—	128
Amortization of stock based compensation	—	$—	$18,332	$—	$—	$18,332
Balance at December 31, 2010	31,523,559	32	216,895	2,166	(53,261)	165,832
Net loss	—	—	—	—	(15,790)	(15,790)
Foreign currency translation adjustment	—	—	—	(1,110)	—	(1,110)
Unrealized/realized gain on marketable securities	—	—	—	(439)	—	(439)
Common stock issued in conjunction with acquisitions	982,285	1	15,057	—	—	15,058
Common stock issued in conjunction with litigation settlement	974,358	1	16,174	—	—	16,175
Exercise of common stock options	203,894	—	371	—	—	371
Issuance of restricted stock	641,052	—	(1)	—	—	(1)
Restricted stock cancelled	(135,903)	—	—	—	—	—
Restricted stock units vested	116,863	—	—	—	—	—
Common stock received for tax withholding	(290,674)	—	(7,392)	—	—	(7,392)
Excess tax benefits from stock based compensation, net	—	—	103	—	—	103
Amortization of stock based compensation	—	—	17,760	—	—	17,760
Balance at December 31, 2011	34,015,434	$34	$258,967	$617	$(69,051)	$190,567
Net loss	—	—	—	—	(11,789)	(11,789)
Foreign currency translation adjustment	—	—	—	1,208	—	1,208
Exercise of common stock options	367,234	—	238	—	—	238
Exercise of common stock warrants	19,895	—	—	—	—	—
Issuance of restricted stock	1,706,900	2	(2)	—	—	—
Restricted stock cancelled	(233,903)	—	—	—	—	—
Restricted stock units vested	168,215	—	—	—	—	—
Common stock received for tax withholding	(364,345)	—	(7,362)	—	—	(7,362)
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	(51)
Amortization of stock based compensation	—	—	22,832	—	—	22,832
Balance at December 31, 2012	35,679,430	$36	$274,622	$1,825	$(80,840)	$195,643
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net loss	$(11,789)	$(15,790)	$(1,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,159	13,352	8,422
Amortization of intangible assets resulting from acquisitions	9,289	9,301	4,534
Impairment of intangible assets	3,349	—	—
Provision for bad debts	1,429	220	167
Stock-based compensation	24,896	21,260	17,773
Amortization of deferred rent	934	(822)	(906)
Amortization of bond premium	—	—	188
Deferred tax (benefit) provision	896	(4,356)	(1,938)
Loss on asset disposal	140	25	13
Gain on sale of marketable securities	—	(211)	—
Settlement of litigation	—	5,175	—
Changes in operating assets and liabilities:
Accounts receivable	(4,936)	(10,184)	(15,101)
Prepaid expenses and other current assets	1,465	(1,520)	(4,492)
Accounts payable, accrued expenses, and other liabilities	(7,840)	11,390	2,854
Deferred revenues	11,568	(1,610)	15,064
Deferred rent	1,312	520	408
Net cash provided by operating activities	44,872	26,750	25,410
Investing activities
Acquisitions, net of cash acquired	—	(5,162)	(68,880)
Sales and maturities of investments	—	2,591	29,976
Purchase of property and equipment	(7,590)	(7,235)	(5,119)
Net cash used in investing activities	(7,590)	(9,806)	(44,023)
Financing activities
Proceeds from the exercise of common stock options	238	371	988
Repurchase of common stock	(7,362)	(7,392)	(5,472)
Excess tax benefits from stock based compensation	—	177	128
Principal payments on capital lease obligations	(7,012)	(5,390)	(1,727)
Proceeds from financing arrangements	4,131	—	—
Principal payments on financing arrangements	(4,280)	—	—
Debt issuance costs	—	(69)	—
Net cash used in financing activities	(14,285)	(12,303)	(6,083)
Effect of exchange rate changes on cash	696	(306)	148
Net increase (decrease) in cash and cash equivalents	23,693	4,335	(24,548)
Cash and cash equivalents at beginning of year	38,071	33,736	58,284
Cash and cash equivalents at end of year	$61,764	$38,071	$33,736
Supplemental cash flow disclosures
Interest paid	$775	$701	$296
Net income tax paid	$997	$2,027	$1,340
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$8,544	$5,411	$12,309
Leasehold improvements acquired through lease incentives	$1,282	$331	$424
Accrued capital expenditures	$930	$—	$—
Patents acquired through issuance of common stock	$—	$11,000	$—
Stock issued in connection with business combination	$—	$15,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides on-demand digital analytics that enable customers to make well-informed business decisions and implement more effective digital business strategies. More specifically, the Company is an Internet technology company that measures what people do as they navigate the digital world and analyzes that information to provide insights and recommended actions for the Company's customers to maximize the value of their digital investments. The Company's products offer customers deep insights into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. The Company provides its products through a scalable, Software-as-a-Service, SaaS, delivery model, which eliminates the need for customers to install and maintain hardware and software in order to use the Company's products.
The Company's digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity worldwide. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with census information obtained from the Company's tagged network of global websites, referred to as the comScore Census Network. This panel information is complemented by a Unified Digital Measurement approach to digital audience measurement. Unified Digital Measurement blends panel and census methodologies into a product that provides a direct linkage and reconciliation between census and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers' online behavior for the total online population and a wide variety of user categories. In addition to the Company's comScore Census Network products, the Company provides products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The Company also provides digital and monetization analytics and innovative video measurement products.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, valuation of marketable securities, recoverability of intangible assets, other long-lived assets and goodwill, accruals related to outstanding litigation, the collectability of accounts receivable and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the second quarter of 2012, certain intangible assets were measured at fair value using significant unobservable inputs (Level 3) as described in Note 5. During the year ended December 31, 2012, the Company recorded an impairment charge of $3.3 million pertaining to these assets as follows:

Fair Value Measurements Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
		(Level 1)	(Level 2)	(Level 3)	(Losses)
Description	(In thousands)
Long-lived assets held and used	$2,500			$2,500	$(3,349)
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
Interest income on investments was $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts where collectability may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. Included within accounts receivables are unbilled accounts receivable, which relate to situations in which the Company has recognized revenue prior to invoicing a customer, but for which we have the legal right to invoice the customer. Unbilled accounts receivables are invoiced in the following period.

The following is a summary of activities in the allowance for doubtful accounts for the fiscal years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Allowance for Doubtful Accounts
Beginning Balance	$(903)	$(725)	$(510)
Additions	(1,429)	(220)	(167)
Reductions, (recoveries) and write-offs	1,215	42	(48)
Ending Balance	$(1,117)	$(903)	$(725)

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
Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. The Company has one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for each of 2012, 2011 and 2010 and determined that there was no impairment of goodwill.
Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 10
Customer relationships	3 to 12
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. During the year ended December 31, 2012, the Company recorded an impairment charge of $3.3 million related to certain intangible assets as described in Note 5. There were no impairment charges recognized during the years ended December 31, 2011 and 2010.
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
The Company incurred foreign currency transaction losses of $0.7 million, $0.4 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.

Accumulated Other Comprehensive Income
The following summary sets forth the components of accumulated other comprehensive income, net of tax, in stockholders’ equity:

	December 31,
	2012	2011
	(In thousands)
Foreign currency cumulative translation adjustment	$1,825	$617
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
The Company generates revenues by providing access to the Company’s online database or delivering information obtained from the database, usually in the form of periodic reports. Revenues are typically recognized on a straight-line basis over the period in which access to data or reports is provided, which generally ranges from three to twenty-four months. Sales taxes remitted to government authorities are recorded on a net basis.
Revenues are also generated through survey services under contracts ranging in term from two months to 1 year. Survey services consist of survey and questionnaire design with subsequent data collection, analysis and reporting. At the outset of an arrangement, total arrangement consideration is allocated between the development of the survey questionnaire and subsequent data collection, analysis and reporting services based on relative selling price. Revenue allocated to the survey questionnaire is recognized when it is delivered and revenue allocated to the data collection, analysis and reporting services is recognized on a straight-line basis over the estimated data collection period once the survey or questionnaire design has been delivered. Any change in the estimated data collection period results in an adjustment to revenues recognized in future periods.
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
The impact of adopting this new revenue recognition guidance in 2011, including arrangements that were materially modified, during the year ended December 31, 2011 is that the Company recognized approximately $6.2 million and $1.4 million in revenue and expenses, respectively, that otherwise would have been recognized in future periods under the previous revenue recognition guidance.
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
On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, typically using the completed-contract method. The Company considers a contract to be completed when all performance obligations have been delivered and the customer provides formal acceptance in the form of a "User Acceptance Testing" certificate and the Company applies this policy on a consistent basis. Prior to March 31, 2011, the Company had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the period of performance, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. During the quarter ended June 30, 2011 the Company established VSOE of fair value for post contract support (“PCS”) services for a group of certain Nexius customers. The establishment of VSOE of fair value followed an alignment of the Company’s pricing practices for these services. As a result of establishing VSOE, the Company, for the year ended December 31, 2011, recorded revenue and related costs of revenue of $2.4 million and $1.4 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred.
The Company accounts for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used. During the year ended December 31, 2012 the Company recognized $1.4 million in revenue related to nonmonetary transactions. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the year ended December 31, 2012, the Company recognized $1.1 million in expense related to nonmonetary transactions.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains cash deposits with financial institutions that at times exceed applicable insurance limits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition.
For the years ended December 31, 2012, 2011 and 2010, one customer, Microsoft Corporation, accounted for approximately 8%, 10% and 11%, respectively, of total revenues. As of December 31, 2012 and 2011, no one customer accounted for more than 10% of accounts receivable.
Advertising Costs
All advertising costs are expensed as incurred. Advertising expense includes costs associated with direct marketing but does not include the cost of attendance at events or trade shows. Advertising expense, which is included in sales and marketing expense, totaled $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share data)
Calculation of basic and diluted net income per share:
Net (loss) income	$(11,789)	$(15,790)	$(1,576)
Net (loss) income per common share:
Basic	(0.35)	(0.49)	(0.05)
Diluted	(0.35)	(0.49)	(0.05)
Weighted-average shares outstanding-common stock, basic	33,244,798	32,289,877	31,070,018
Dilutive effect of
Options to purchase common stock	—	—	—
Unvested restricted stock units	—	—	—
Warrants to purchase common stock	—	—	—
Weighted-average shares outstanding-common stock, diluted	33,244,798	32,289,877	31,070,018
The dilutive effect of stock options and restricted stock of 1,547,077, 627,147 and 802,665 were not included in the computation of diluted net (loss) income per common share for the years ended December 31, 2012, 2011 and 2010, respectively, as their effect would be anti-dilutive.
Reclassifications

During the year ended December 31, 2012, the Company corrected the balance sheet classification of $7.1 million in deferred tax assets as of December 31, 2011 from long-term deferred tax assets to current deferred tax assets. Under Staff Accounting Bulletin SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Company's net assets, results of operations or cash flow statements for the fiscal year ended December 31, 2011. The following summarizes the reclassification adjustments made to the balance sheet as of December 31, 2011:

	As of December 31, 2011
	As Previously Presented	Reclassification Adjustments	As Currently Presented
	(in thousands)
Deferred tax assets, current	$6,494	$7,136	$13,630
Total current assets	$119,373	$7,136	$126,509
Long-term deferred tax assets	$16,613	$(7,136)	$9,477
Total assets	$320,057	$—	$320,057

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
In May 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-4 became effective for comScore beginning on January 1, 2012. The adoption of ASU 2011-4 had no material impact on the Company’s financial statements.
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
For the year ended December 31, 2012 there were no transaction related costs. For the year ended December 31, 2011, there were $0.7 million of transaction related costs included in general and administrative expenses.
2010 Acquisitions
ARSgroup
On February 19, 2010, the Company completed its acquisition of ARSgroup (“ARS”), a leading technology-driven market research firm that measures the persuasion of advertising on TV and multi-media platforms (the “ARS Acquisition”). The Company acquired all of the outstanding common stock of ARS in a cash transaction.
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
The Nexius Acquisition resulted in a preliminary estimate of goodwill of approximately $14.0 million, which is not deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nexius. The Company finalized the accounting for the Nexius Acquisition in the second quarter of 2011. An additional $0.7 million was recorded to goodwill related to the final calculation of opening working capital and tax adjustments of Nexius, Inc. The Company acquired Nexius to solidify it as a leader in the mobile category. The Company has included the financial results of Nexius in its consolidated financial statements beginning July 1, 2010. Included in revenue for the period from July 1, 2010 to December 31, 2010 was $3.4 million related to Nexius.
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
The Nedstat Acquisition resulted in a preliminary estimate of goodwill of approximately $21.0 million, which is not deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Nedstat. During the second quarter of 2011 the Company recorded an additional $0.1 million in goodwill associated with an adjustment to the fair value of acquired deferred revenue related to the acquisition of Nedstat B.V. During the third quarter of 2011, the Company finalized its purchase accounting for the acquisition of Nedstat B.V., and no additional adjustments were recorded.

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
2011 Acquisition
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
The acquisition of AdXpose resulted in goodwill of approximately $16.0 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after allocation to net assets and identifiable intangible assets acquired. The amount recorded as goodwill is consistent with the Company’s intentions for the acquisition of AdXpose. The Company acquired AdXpose to enhance its capabilities in the marketplace for highly effective advertising campaign measurement.
Definite-lived intangible assets of $0.9 million consist of the value assigned to AdXpose’s developed technology, customer relationships, and trade name of $0.7 million, $0.1 million and $0.1 million, respectively. These intangible assets have been assigned useful lives of five, three and 1.5 years, respectively.
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

Year Ended December 31,
2011
(Unaudited) (In thousands, except per share data)
Revenues	$234,095
Net loss	$(17,468)
Basic loss per share to common stockholders	$(0.53)
Diluted loss per share to common stockholders	$(0.53)

4.	Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31,
	2012	2011
	(In thousands)
Computer equipment	$39,570	$31,058
Computer software	10,773	9,547
Office equipment and furniture	4,570	3,710
Automobiles	1,329	1,451
Leasehold improvements	14,119	10,619
	70,361	56,385
Less: accumulated depreciation and amortization	(38,943)	(28,113)
	$31,418	$28,272
During the years ended December 31, 2012 and 2011, the Company capitalized $1.3 million and $0.3 million, respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Reston, New York and London office leases (see Note 8).
For the years ended December 31, 2012, 2011 and 2010, total depreciation expense was $14.2 million, $13.4 million and $8.4 million, respectively.

5.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the year ended December 31, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$102,338
AdXpose, Inc. deferred tax adjustments	80
Translation adjustments	482
Balance as of December 31, 2012	$102,900
During the year ended December 31, 2012, the Company recorded a reduction in its estimated amount of acquired deferred tax assets associated with the acquisition of AdXpose, Inc., that occurred in August 2011, with an offsetting adjustment to goodwill. During the third quarter of 2012, the Company finalized its purchase accounting for the acquisition of AdXpose, Inc., and no additional adjustments were recorded.
During the three months ended June 30, 2012, the Company noted a significant decline in revenues from ARSgroup (“ARS”), which the Company acquired in February 2010. As a result, the Company performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, the Company determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS was less than the carrying value of the ARS intangible assets. As such, the Company concluded that the ARS intangible assets were impaired as of June 30, 2012. To measure the amount of the impairment, the Company then estimated the fair value of the intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, the Company prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, the Company estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the year ended December 31, 2012. The impairment charge had a negative impact on net loss of $3.3 million and an impact on earnings per share of $0.10 per share during the year ended December 31, 2012. In addition, these intangible assets are being amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012. Other than the ARS impairment, there were no events or circumstances to indicate that the carrying amount of goodwill or intangible assets were not recoverable. Accordingly, no additional impairment charges have been recorded.
In connection with the impairment charge associated with ARS discussed above, the Company began to explore various strategic alternatives with ARS, including a potential sale of some or all of ARS. As of December 31, 2012 the Company continues to explore various strategic alternatives and has concluded that the ARSgroup does not meet the criteria for presentation as assets held for sale. If the Company does complete a sale of the ARSgroup, the Company may present historical revenues and expenses associated with the ARSgroup as discontinued operations. Revenues from the ARSgroup for the years ended December 31, 2012, 2011 and 2010 were $9.4 million, $15.7 million and $18.4 million, respectively.
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

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$8,412	$(4,372)	$4,040	$11,244	$(3,307)	$7,937
Customer relationships	35,766	(11,230)	24,536	38,157	(7,698)	30,459
Panel	1,639	(1,073)	566	1,615	(826)	789
Intellectual property	13,571	(2,459)	11,112	13,561	(918)	12,643
Trade names	4,153	(3,648)	505	4,107	(2,821)	1,286
	$63,541	$(22,782)	$40,759	$68,684	$(15,570)	$53,114
Amortization expense related to intangible assets was approximately $9.3 million, $9.3 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The weighted average remaining amortization period by major asset class as of December 31, 2012, is as follows:

(In years)
Acquired methodologies/technology	2.3
Customer relationships	6.7
Panel	2.4
Intellectual property	8.3
Trade names	2.5

The estimated future amortization of acquired intangible assets as of December 31, 2012 is as follows:

(In thousands)
2013	$9,054
2014	7,206
2015	6,200
2016	5,203
2017	4,252
Thereafter	8,844
$40,759

6.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2012	2011
	(In thousands)

Stock-based compensation	$6,652	$5,029
Payroll and related	5,556	5,734
Cost of revenues	4,892	3,526
Income, sales and other taxes	2,733	5,789
Professional fees	1,333	3,128
Other	3,243	2,685
	$24,409	$25,891

7.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $22.9 million, of which the Company can utilize approximately $7.2 million as of December 31, 2012, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to March 13, 2013. The Company is currently in discussions with Banc of America Leasing & Capital, LLC regarding an extension of this arrangement. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2013	$8,514
2014	4,347
2015	2,274
2016	113
2017	—
Total minimum lease payments	15,248
Less amount representing interest	(750)
Present value of net minimum lease payments	14,498
Less current portion	8,020
Capital lease obligations, long-term	$6,478

During the years ended December 31, 2012 and 2011, the Company acquired $7.8 million and $5.4 million, respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
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
In the third quarter of 2012 the Company borrowed €3.3 million (or approximately $4.1 million) under the Revolving Credit Facility. This amount was subsequently repaid in the fourth quarter of 2012. As of December 31, 2012 and February 19, 2013, no amounts are outstanding under the terms of the Company's Revolving Credit Facility.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases. As of December 31, 2012, $3.9 million in letters of credit were outstanding, leaving $6.1 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

8.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2013	$8,560
2014	9,489
2015	9,626
2016	9,713
2017	9,536
Thereafter	36,866
Total minimum lease payments	$83,790
Total rent expense, under non-cancellable operating leases, was $8.4 million, $6.7 million and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
During the years ended December 31, 2012 and 2011, the Company recorded $1.3 million and $0.3 million, respectively, of deferred rent and capitalized assets as a result of landlord allowances in connection with its Reston, New York and London office leases. The deferred rent will be applied to rent expense recognized by the Company over the lease terms.
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
On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys' fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act.  The court is expected to rule on certification of the class in the first half of 2013. Based on review of these claims, the Company believes that they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.
From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

9.	Income Taxes
The components of (loss) income before income tax for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(In thousands)
Domestic	$(6,350)	$(10,106)	$3,675
Foreign	(3,065)	(8,658)	(5,428)
	$(9,415)	$(18,764)	$(1,753)
Income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$(70)	$140	$341
State	114	182	261
Foreign	1,434	1,060	1,159
Total	1,478	1,382	1,761
Deferred:
Federal	1,278	(3,492)	656
State	(635)	(832)	141
Foreign	253	(32)	(2,735)
Total	896	(4,356)	(1,938)
Income tax (benefit) provision	$2,374	$(2,974)	$(177)
A reconciliation of the statutory United States income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6	2.3	(15.0)
Nondeductible items	(15.5)	(5.7)	(35.2)
Foreign rate differences	(2.9)	(5.4)	(40.7)
Change in statutory tax rates	(0.9)	(0.6)	—
Change in valuation allowance	(10.6)	(8.9)	139.0
Stock compensation shortfalls	(4.3)	—	(18.9)
True-ups and other adjustments	(0.4)	0.1	(31.6)
Market-based stock awards	(27.8)	—	—
Foreign tax withholding	(0.8)	(0.6)	(11.0)
Uncertain tax positions	(0.6)	(0.3)	(11.5)
Effective tax rate	(25.2)%	15.9%	10.1%
The Company recognized income tax expense of approximately $2.4 million during the year ended December 31, 2012, which is comprised of current tax expense of $0.1 million related to federal alternative minimum tax and state income tax liabilities, $1.4 million of foreign income tax expense, and deferred tax expense of approximately $0.9 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total deferred tax expense of $0.9 million is $2.6 million of deferred tax expense associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting.
The Company recognized income tax benefit of approximately $3.0 million during the year ended December 31, 2011, which is comprised of current tax expense of $0.3 million related to federal alternative minimum tax and state income tax liabilities, $1.1 million of foreign income tax expense, and a deferred tax benefit of approximately $4.4 million related to temporary differences between the tax treatment and financial reporting treatment for certain items, most notably the Nielsen transaction.
The Company recognized income tax benefit of approximately $0.2 million during the year ended December 31, 2010, which is comprised of current tax expense of $0.6 million related to federal alternative minimum tax and state income tax liabilities, $1.2 million of foreign income tax expense, and deferred tax benefit of approximately $1.9 million related primarily to the reduction in the deferred tax asset valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,352	$15,822
Capital loss carryforwards	769	747
Tax credits	1,671	1,817
Allowance for doubtful accounts	722	600
Accrued salaries and benefits	256	500
Deferred revenues	717	809
Capital leases	4,853	4,202
Deferred compensation	6,082	7,167
Deferred rent	4,210	3,275
Other	707	654
Gross deferred tax assets	33,339	35,593
Valuation allowance	(4,045)	(2,741)
Net deferred tax assets	29,294	32,852
Deferred tax liabilities:
Intangible assets	(1,535)	(4,774)
Property and equipment	(5,577)	(4,907)
Prepaid maintenance	(156)	(171)
Other	(168)	(231)
Total deferred tax liabilities	(7,436)	(10,083)
Net deferred tax asset	$21,858	$22,769

As of December 31, 2012 and 2011, the Company had valuation allowances of $4.0 million and $2.7 million, respectively, against certain deferred tax assets. The valuation allowance as of December 31, 2012 relates to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.
As of December 31, 2012, the Company concluded that it was not more-likely-than-not that a substantial portion of its deferred tax assets related to certain state net operating losses would be realized and determined that it was appropriate to establish a valuation allowance of $0.3 million against its state deferred tax assets. The Company also concluded that it was not more-likely-than-not that a substantial portion of its deferred tax assets in certain other foreign jurisdictions, primarily the Netherlands, would be realized and that an increase to the valuation allowance of $1.2 million was necessary. In making that determination, the Company considered the losses incurred in these foreign jurisdictions during 2012, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations currently in start-up phase. In addition, during 2012, the Company wrote-off certain deferred tax assets related to net operating losses that will never be realized. As these deferred tax assets had a full valuation allowance recorded against them, the associated valuation allowance of $0.2 million was released.
As a result of the losses incurred in 2012, the Company's U.S. entities are in a three year cumulative pretax loss position at December 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of the Company's deferred tax assets, which includes deferred tax assets of $8.2 million related to net operating loss and tax credit

carryforwards in the U.S.   The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes the fact that (i) the Company's three year cumulative pretax loss position includes $16.6 million of litigation and settlement charges that are not expected to recur in the future and (ii) profitable U.S. operating forecasts, exclusive of tax planning strategies,  that result in full utilization of the Company's net deferred tax assets by the end of 2017 based on the current projections. However, the Company's ability to realize these net U.S. deferred tax assets of $19.3 million at December 31, 2012 is primarily dependent upon generating sufficient taxable income in future years. Management believes that there is sufficient objective and reliable evidence to support the realization of the recorded U.S. deferred tax assets as of December 31, 2012 based on the current projections of future pre-tax income.  If actual results do not validate management's current projections of pre-tax income, management may be required to record a valuation allowance that could have a material impact on the Company's consolidated financial statements in future periods.
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
The following is a summary of activities in the deferred tax asset valuation allowance for the fiscal years indicated:

	December 31,
	2012	2011
	(In thousands)
Deferred Tax Valuation Allowance
Beginning Balance	$(2,741)	$(1,027)
Additions	(1,511)	(1,763)
Reductions	207	49
Ending Balance	$(4,045)	$(2,741)
As of December 31, 2012, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $46.8 million and $43.1 million, respectively. As of December 31, 2011, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $50.8 million and $36.9 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2013 for state income tax purposes. At December 31, 2012, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $30.7 million, which begins to expire in 2013. In addition, at December 31, 2012, the Company had alternative minimum tax credit carryforwards of $1.3 million which can be carried forward indefinitely and research & development credit carryforwards of $0.7 million which begin to expire in 2025.
The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2012 and 2011 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2012 and December 31, 2011, the cumulative amounts of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above are $28.9 million and $26.4 million, respectively. During the years ended December 31, 2012 and 2011, the Company recognized windfall tax benefits of approximately $0.1 million and $0.2 million, respectively, related to certain state and foreign tax jurisdictions, which were recorded as an increase to additional paid-in capital.
During the years ended December 31, 2012 and 2011, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent relevant windfall tax benefits have been previously recognized. As described above, the Company recognized a portion of the windfall tax benefits in 2012 and recorded an increase to additional paid-in capital. Therefore, $0.2 million of shortfalls has not been included in income tax expense but has reduced additional paid-in capital for the year ended December 31, 2012. The remaining impact of the shortfalls totaling $0.4 million has been included in income tax expense. As of December 31, 2011, the Company recognized a portion of the windfall tax benefits and recorded an increase to additional paid-in capital. Therefore, the impact of the shortfalls totaling $0.1 million was not included in income tax expense but reduced additional paid-in capital for the year ended December 31, 2011. Looking forward the Company cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
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
The Company intends to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2012, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $4.3 million.
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As a result, the Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. As of December 31, 2012, 2011 and 2010, the Company had unrecognized tax benefits of $1.4 million, $1.4 million and $2.4 million, respectively, all of which would affect the Company’s tax rate if recognized. The Company anticipates that approximately $0.1 million of unrecognized tax benefits will reverse during the next year due to the filing of related tax returns and the expiration of statutes of limitation. The net decrease in the liability for unrecognized income tax benefits since the date of adoption resulted from the following:

	December 31,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefits beginning balance	$1,386	$2,376	$1,198
Increase related to tax positions of prior years	69	1	121
Increase related to acquired tax positions recorded through purchase accounting	—	1	997
Increase related to tax positions of the current year	4	17	60
Decrease related to tax positions of prior years	(27)	(959)	—
Decrease due to settlements	—	(42)	—
Decrease due to lapse in statutes of limitations	(14)	(8)	—
Unrecognized tax benefits ending balance	$1,418	$1,386	$2,376
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2012, the amount of accrued interest and penalties on unrecognized tax benefits was $0.7 million. As of December 31, 2011, the amount of accrued interest and penalties on unrecognized tax benefits was $0.6 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2009 or state and local tax examinations by tax authorities for years before 2008, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

10.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2012 and December 31, 2011, the Plans provided for the issuance of a maximum of approximately 8.5 million shares and 7.2 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2012, the shares available for grant increased 1,360,617 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of December 31, 2012, a total of 2,785,161 shares were available for future grant under the 2007 Plan.
The Company determines the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The fair value of market-based stock options and restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
During the three months ended March 31, 2012, the Company granted 210,000 time-based restricted stock awards to the Company's Chief Executive Officer that vest ratably over three years and 380,000 time-based restricted stock awards to members of executive management that vest ratably over four years. In addition, the Company granted its Chief Executive Officer 580,000 shares of the Company's common stock in the form of restricted stock and restricted stock units (the “Performance Award”). The Performance Award represents the maximum number of shares that can vest over a three year period. The Performance Awards will vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014, with the revenue and adjusted EBITDA milestones each carrying a 50% weight. Assuming achievement of 100% of the target performance metrics in each case over a three-year period, the Chief Executive Officer would be eligible to vest in 290,000 total shares, and in any given year 96,666 shares. Assuming achievement of 200% of the target performance metrics in each case over a three-year period, the maximum number permitted under the arrangement, the Chief Executive Officer would be eligible to vest in 580,000 total shares, and in any given year, 193,334 shares. During the year ended December 31, 2012, no stock options were granted.
The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2010 and a discussion of the Company’s assumptions. No stock options were issued during the years ended December 31, 2012 or December 31, 2011.

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
The weighted average grant date fair value of options granted during 2010 was $18.21. No options were granted during 2011 or 2012. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 were less than $0.1 million, $0.1 million and $0.1 million, respectively.
A summary of the Plans is presented below:

	Number of shares	Weighted- Average Exercise Price
Options outstanding December 31, 2009	993,279	$2.11
Options granted	1,043,045	18.21
Options exercised	(308,084)	3.22
Options forfeited	(5,628)	9.65
Options expired	(9,447)	4.72
Options outstanding December 31, 2010	1,713,165	11.68
Options granted	—	—
Options exercised	(203,894)	1.82
Options forfeited	(82)	9.29
Options expired	(1,670)	5.91
Options outstanding December 31, 2011	1,507,519	13.02
Options granted	—	—
Options exercised	(367,234)	0.65
Options forfeited	(1,048,478)	18.12
Options expired	(1,255)	2.79
Options outstanding and exercisable at December 31, 2012	90,552	$4.38
The following table summarizes information about options outstanding at December 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.25 - $4.25	35,975	$2.52	2.33
$4.26 - $7.50	44,445	$4.80	3.16
$7.51 - $13.66	10,132	$9.14	4.59
	90,552	$4.38	2.99
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $5.0 million, $3.6 million and $4.7 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable under the Company’s stock plans as of December 31, 2012 was $0.9 million. The weighted average remaining contractual life for all options outstanding and exercisable under the Company’s stock plans as of December 31, 2012 was 2.99 years. As of December 31, 2012, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date.

Our nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. During the year ended December 31, 2012, 233,903 forfeited shares of restricted stock have been repurchased by the Company at no cost and subsequently retired. A summary of the status for nonvested stock awards as of December 31, 2012 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2009	1,599,283	186,819	1,786,102	$13.11
Granted	991,379	333,153	1,324,532	17.13
Vested	(856,964)	(88,559)	(945,523)	13.75
Forfeited	(142,176)	(26,342)	(168,518)	13.67
Nonvested at December 31, 2010	1,591,522	405,071	1,996,593	$15.43
Granted	681,674	243,983	925,657	25.39
Vested	(751,873)	(116,863)	(868,736)	16.01
Forfeited	(135,903)	(113,097)	(249,000)	19.02
Nonvested at December 31, 2011	1,385,420	419,094	1,804,514	$19.75
Granted	1,706,900	445,368	2,152,268	20.84
Vested	(888,707)	(168,215)	(1,056,922)	18.81
Forfeited	(233,903)	(229,423)	(463,326)	21.34
Nonvested at December 31, 2012	1,969,710	466,824	2,436,534	$20.82
The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2012 was $33.6 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2012 was 1.18 years.
We granted nonvested stock awards at no cost to recipients during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $25.7 million, which the Company expects to recognize over a weighted average period of approximately 1.24 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 1,056,922 shares of the Company’s restricted stock and restricted stock units vesting during the year ended December 31, 2012, the Company repurchased 364,345 shares at an aggregate purchase price of approximately $7.4 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.
Common Stock Warrants
As of December 31, 2011, a warrant to purchase 24,375 shares of common stock was outstanding. During the quarter ended June 30, 2012, this warrant was completely exercised on a net basis. As a result, the Company issued 19,895 shares of common stock and received no cash upon the exercise of the warrant.
Shares Reserved for Issuance
At December 31, 2012, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	2,785,161
Common stock reserved for outstanding options and restricted stock units	557,376
3,342,537

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
The Company has a 401(k) Plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company made approximately $0.5 million, $0.4 million and $0.3 million in contributions to the 401(k) Plan for the years ended December 31, 2012, 2011 and 2010, respectively.

12.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$183,380	$172,311	$142,312
Europe	43,456	35,797	15,813
Canada	11,625	9,859	7,968
Other	16,732	14,425	8,906
Total Revenues	$255,193	$232,392	$174,999
The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2012	2011
	(In thousands)
United States	$24,810	$22,834
Europe	5,477	4,526
Canada	291	344
Other	840	568
Total	$31,418	$28,272

13.	Quarterly Financial Information (Unaudited)

	2012
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Revenues	$62,275	$60,291	$64,273	$68,354
Cost of revenues (1)	20,401	20,371	21,933	23,674
Selling and marketing (1)	21,345	22,235	22,928	25,341
Research and development (1)	8,036	8,267	8,963	8,728
General and administrative (1)	9,106	9,725	9,400	9,903
Amortization of intangible assets	2,320	2,302	2,385	2,282
Impairment of intangible assets	—	3,349	—	—
Total expenses from operations	61,208	66,249	65,609	69,928
Income (loss) from operations	1,067	(5,958)	(1,336)	(1,574)
Interest and other (expense) income, net	(198)	(169)	(174)	(329)
Gain (loss) from foreign currency transactions	(263)	(304)	(205)	28
Income (loss) before income taxes	606	(6,431)	(1,715)	(1,875)
Benefit (provision) for income taxes	(1,077)	(156)	(1,403)	262
Net loss	$(471)	$(6,587)	$(3,118)	$(1,613)
Net loss available to common stockholders per common share:
Basic	$(0.01)	$(0.20)	$(0.09)	$(0.05)
Diluted	$(0.01)	$(0.20)	$(0.09)	$(0.05)
Weighted-average number of shares used in per share calculations:
Basic	32,889,119	33,189,994	33,470,628	33,705,129
Diluted	32,889,119	33,189,994	33,470,628	33,705,129
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$551	$653	$636	$641
Selling and marketing	2,183	3,001	3,113	3,986
Research and development	405	485	504	525
General and administrative	1,951	2,200	1,911	2,151

	2011
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Revenues	$52,952	$58,095	$58,759	$62,586
Cost of revenues (1)	17,139	19,302	19,560	19,102
Selling and marketing (1)	18,169	19,717	20,330	20,073
Research and development (1)	7,899	8,833	9,219	8,099
General and administrative (1)	10,318	13,977	12,568	11,651
Amortization of intangible assets	1,994	2,434	2,458	2,415
Settlement of litigation	—	—	—	5,175
Total expenses from operations	55,519	64,263	64,135	66,515
Loss from operations	(2,567)	(6,168)	(5,376)	(3,929)
Interest and other (expense) income, net	(89)	(124)	(143)	(169)
Gain (loss) from foreign currency transactions	150	102	(342)	(320)
Gain on sale of marketable securities	—	—	211	—
Loss before income taxes	(2,506)	(6,190)	(5,650)	(4,418)
Benefit (provision) for income taxes	2,172	(2,039)	1,712	1,129
Net loss	$(334)	$(8,229)	$(3,938)	$(3,289)
Net loss available to common stockholders per common share:
Basic	$(0.01)	$(0.26)	$(0.12)	$(0.10)
Diluted	$(0.01)	$(0.26)	$(0.12)	$(0.10)
Weighted-average number of shares used in per share calculations:
Basic	31,656,904	31,832,105	32,492,939	33,159,350
Diluted	31,656,904	31,832,105	32,492,939	33,159,350
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$462	$605	$514	$395
Selling and marketing	1,953	2,066	2,291	2,202
Research and development	431	627	536	394
General and administrative	2,678	2,208	2,069	1,829

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective at December 31, 2012.
Ernst & Young LLP, an independent registered public accounting firm, which audits our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012 included at the end of this section.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of comScore, Inc.
We have audited comScore, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). comScore, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, comScore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of comScore, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of comScore, Inc. and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2013

ITEM 9B.	OTHER INFORMATION
None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	557,376	$4.38	2,785,161	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	557,376	$4.38	2,785,161

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
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.
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
(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3 .1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3 .2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4 .1(1)	Specimen Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)

10 .1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10 .2(2)	1999 Stock Plan (Exhibit 4.2)

10 .3(1)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)

10 .4(1)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)

10 .5(1)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)

10 .6(3)	2007 Equity Incentive Plan, as amended and restated June 8, 2011 (Exhibit 10.1)

10 .7(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10 .8(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10 .9(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10 .10(1)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)

10 .11(1)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)

10 .12(4)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10 .14(5)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)

10 .15(6)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

10 .16(3)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)

10 .17(7)	Summary of 2011 Executive Compensation Bonus Policy (Exhibit 10.1)

10 .18(8)	Credit and Security Agreement by and between comScore, Inc. and Bank of America, N.A. dated June 30, 2011 (Exhibit 10.2)

Exhibit No.	Exhibit Document

10 .19(9)	Patent Purchase, License and Settlement Agreement by and among the Company, Nielsen and NetRatings dated December 20, 2011 (Exhibit 10.1)

10 .20(9)	Purchase Agreement by and among the Company and Nielsen dated December 20, 2011(Exhibit 10.2)

10 .21(9)	Voting Agreement by and among the Company and Nielsen dated December 20, 2011 (Exhibit 10.3)

10.22 (10)	Summary of 2012 Executive Compensation Bonus Policy

21 .1	List of Subsidiaries

23 .1	Consent of Ernst & Young

24 .1	Power of Attorney (see signature page)

31 .1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document+

101.2	XBRL Taxonomy Extension Schema Document+

101.3	XBRL Taxonomy Extension Calculation Linkbase Document+

101.4	XBRL Taxonomy Extension Definition Linkbase Document+

101.5	XBRL Taxonomy Extension Label Linkbase Document+

101.6	XBRL Taxonomy Extension Presentation Linkbase Document+

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

(6)
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

(8)
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

(10)
Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, filed April 4, 2012 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ MAGID M. ABRAHAM, PH.D.
Magid M. Abraham, Ph.D.
President, Chief Executive Officer and Director
February 20, 2013
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

Signature	Title	Date

/S/ MAGID M. ABRAHAM, PH.D.	President, Chief Executive Officer and Director	February 20, 2013
Magid M. Abraham, Ph.D.	(Principal Executive Officer)

/S/ KENNETH J. TARPEY	Chief Financial Officer	February 20, 2013
Kenneth J. Tarpey	(Principal Financial and Accounting Officer)

/S/ GIAN M. FULGONI	Executive Chairman of the Board of Directors	February 20, 2013
Gian M. Fulgoni

/S/ GARETH CHANG	Director	February 20, 2013
Gareth Chang

/S/ JEFFREY GANEK	Director	February 20, 2013
Jeffrey Ganek

/S/ WILLIAM J. HENDERSON	Director	February 20, 2013
William J. Henderson

/S/ WILLIAM KATZ	Director	February 20, 2013
William Katz

/s/ RONALD J. KORN	Director	February 20, 2013
Ronald J. Korn

/S/ JARL MOHN	Director	February 20, 2013
Jarl Mohn