Form 10-K/A
period 2012-12-31
COMSCORE, INC.
filed 2013-04-29
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
____________________
FORM 10‑K/A Amendment No. 1
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April, 25, 2013, there were 35,698,162 shares of the registrant’s common stock outstanding.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission, or SEC, on February 20, 2013 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2012, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
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

(104107)

COMSCORE, INC.
AMENDMENT NO. 1
to
ANNUAL REPORT ON FORM 10-K/A
FOR THE PERIOD ENDED DECEMBER 31, 2012

(104107)

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth the names and ages of our executive officers and directors as of March 31, 2013:

Name	Age	Position
Magid M. Abraham, Ph.D.	54	President, Chief Executive Officer and Director
Gian M. Fulgoni	65	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	60	Chief Financial Officer
Christiana L. Lin	43	Executive Vice President, General Counsel and Chief Privacy Officer
Serge Matta	39	President, Commercial Solutions
Cameron Meierhoefer	41	Chief Operating Officer
Gareth Chang(1)	70	Director
Jeffrey Ganek(2)	60	Director
William J. Henderson(2)(3)	65	Director
William Katz(1)(3)	58	Director
Ronald J. Korn(2)	72	Director
Jarl Mohn(1)(3)	61	Director

(1)	Member of nominating and governance committee

(2)	Member of audit committee

(3)	Member of compensation committee
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
Gian M. Fulgoni, one of our co-founders, has served as our Executive Chairman of the Board of Directors since September 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of the Advertising Research Foundation, an industry research organization, since 2008. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. In 1991 and again in 2004, Mr. Fulgoni was named an Illinois

1

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
Kenneth J. Tarpey has served as our Chief Financial Officer since April 20, 2009. Prior to joining comScore, Mr. Tarpey was Executive Vice President, Chief Financial Officer and Chief Operating Officer of Objectvideo, Inc., a Reston, Virginia-based provider of video surveillance software, from 2003 until April 2009. From 2002 until 2003, Mr. Tarpey was Senior Vice President, Chief Financial Officer and Treasurer of Ai Metrix, Inc., a Herndon, Virginia-based provider of network optimization software. From 1997 until 2001, Mr. Tarpey was Executive Vice President and Chief Financial Officer of Proxicom, Inc., a NASDAQ-listed Internet business consulting and development company. Mr. Tarpey holds an M.B.A. from Babson College and a B.A. from College of the Holy Cross.
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
Serge Matta has served as our President, Commercial Solutions since March 2012. Prior to his appointment, Mr. Matta served in various senior positions at comScore, including most recently, as Executive Vice President, overseeing the Company’s worldwide Telecommunications and Mobile practice. Prior to joining the Company in 2000, Mr. Matta held positions at MicroStrategy within the consulting group. Mr. Matta holds a B.S. degree in Finance from George Mason University and an M.B.A. from American University.
Cameron Meierhoefer has served as our Chief Operating Officer since March 2012. Prior to that, he held various senior positions at comScore, most recently he served as Executive Vice President of Custom Analytics from January 2009 to March 2012 and as Senior Vice President of Custom Analytics from January 2006 to January 2009. Prior to joining comScore in 2001, he helped build PC Data Online, a division of the market research firm PC Data Inc. Mr. Meierhoefer holds a B.S. from Columbia University and a M.S. from the Georgia Institute of Technology.
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
Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2012, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met, except for the following reports:

Date Filed	Form	Name(s) of Filer(s)	Description
April 3, 2012	4	Magid M. Abraham	Filing related to transaction originally occurring on March 29, 2012.
February 20, 2013	4/A	Magid M. Abraham Gian M. Fulgoni	Amended Form 4 related to transaction originally occurring on March 16, 2012 and filed March 19, 2012.
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
DIRECTOR NOMINATIONS
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2012 annual meeting of stockholders.
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
ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Amendment

No. 1 to Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2012 were Magid M. Abraham, Kenneth J. Tarpey, Gian M. Fulgoni, Serge Matta and Cameron Meierhoefer. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Executive Summary of Chief Executive Officer Compensation
The compensation of Dr. Abraham, our chief executive officer, was comprised of the following elements for the year ended December 31, 2012:

•	Base salary, which was paid in restricted stock in lieu of cash;

•	Short- and long-term performance-based awards, which were paid in the form of restricted stock and restricted stock units;

•	A retention award, which was paid in the form of restricted stock; and

•	Certain perquisites and benefits, including health and dental insurance, life insurance, short- and long-term disability, and a 401(k) plan.
Our Philosophy
The objective of our compensation programs for our employees is to attract and retain top talent. Our compensation plans are designed to motivate and reward employees for achievement of positive business results and also to promote and enforce accountability.
In determining the compensation arrangements of our named executive officers, we are guided by the following key principles:

•
Attract and Retain Top Talent. Our compensation arrangements should be sufficient to allow us to attract, retain and motivate named executive officers with the necessary skills and talent to successfully manage our business, taking into consideration a number of factors such as market studies, experience, alternative market opportunities, and consistency with the compensation paid to other professionals within our organization.

•
Promote Business Performance Accountability. Compensation should be tied, in part, to the performance of the portion of the business for which a named executive officer is responsible and how that named executive officer’s business unit or area performs and contributes to our overall financial performance.

•
Promote Individual Performance Accountability. Compensation should be tied, in part, to the individual named executive officer’s performance to encourage and reflect individual contributions to our performance.

•
Align Stockholder Interests. Compensation should be tied to our financial performance, in part, through equity awards, which help to align our named executive officers’ interests with those of our stockholders.

Application of our Philosophy
We believe that our executive compensation and benefit program balances short-term and long-term components, cash and equity elements, and fixed and contingent payments. We apply our compensation philosophy using both quantitative and qualitative standards to motivate our named executive officers and reward them for achieving the following goals:

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
Our executive compensation program aims not only to compensate top talent at levels that we believe are generally at or near the median of our identified compensation peer group, but also to be proportionate relative to compensation paid to other professionals within our organization, and to be appropriately linked to our short- and long-term performance results and to the value we deliver to our stockholders. In some instances, we may seek to adjust our compensation levels in the event that our compensation committee believes such compensation would be in our best interest to attract or retain. We seek to maintain a performance-oriented culture with a compensation approach that rewards our named executive officers when we achieve and exceed our goals and objectives, while putting at risk a significant portion of their compensation against the possibility that our goals and objectives may not be achieved. Our compensation committee considers both qualitative and quantitative factors as measures of individual performance and weights these factors in assessing a particular individual’s performance.
Overall, our approach is designed to relate the compensation of our named executive officers to the following: the achievement of short- and long-term goals and objectives; their willingness to challenge and improve existing policies and structures; and their capability to take advantage of unique opportunities and overcome difficult challenges within our business.
Role of Our Compensation Committee
Our compensation committee approves, administers and interprets our executive compensation and benefit policies, including our 1999 Stock Plan, our 2007 Equity Incentive Plan and our compensation, incentives and benefits programs. Our compensation committee is appointed by our board of directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Exchange Act Rule 16b-3, and “independent directors” under the listing standards of the NASDAQ Stock Market.
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

•
examined on an annual basis the performance of our other named executive officers with assistance from our Chief Executive Officer and Executive Chairman and approved compensation packages that are believed to be consistent with or more attractive than those generally found in the marketplace for executives in comparable positions;

•	regularly held executive sessions of compensation committee meetings without management present; and

•
engaged an outside compensation consultant to review our executive compensation policies and practices and provide comparison to other opportunities in the marketplaces for our named executive officers in connection with setting their 2012 target bonus levels and 2012 fiscal year base salaries and equity-award levels.

As part of its decision-making process, our compensation committee evaluates comparative compensation data, which includes salary, equity and other compensation components from similarly situated companies. Our compensation committee determines the estimated amount of compensation for each named executive officer based on the following key factors:

(i)	how much we would be willing to pay to retain that named executive officer;

(ii)	how much we would expect to pay in the marketplace to replace that named executive officer; and

(iii)	how much that named executive officer could otherwise command in the employment marketplace.
Furthermore, our compensation committee considers recommendations from our CEO who annually reviews market data, performance and changes in roles or responsibilities of non-CEO executive officers, and proposes adjustments to the named executive officer's compensation based on this review. By evaluating the comparative compensation data in light of the foregoing factors, we believe that the compensation committee is better able to tailor its compensation determinations with the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual named executive officer.
Role of Outside Compensation Consultant
Our compensation committee is authorized to retain the services of one or more executive compensation advisors from time to time, as it determines in its discretion, in connection with the discharge of its responsibilities. During 2012, our compensation committee retained the services of Compensia, Inc., a national compensation consulting firm, as its compensation consultant. Compensia serves at the discretion of our compensation committee. Compensia was engaged to provide advice and information relating to executive officer and director compensation. In 2012, Compensia also assisted our compensation committee in (i) reviewing our executive compensation peer group, (ii) analyzing executive officer compensation, (iii) reviewing and analyzing market data related to our executive officers’ base salaries, short-term cash incentives, and long-term incentive compensation levels, (iv) evaluating equity plan design and structures, and (v) evaluating non-employee director compensation.
Compensia reports directly to our compensation committee and did not provide any services to us or our management in 2012 other than those provided to our compensation committee described above. Our compensation committee has considered the independence of Compensia in light of the recently approved revisions to the NASDAQ Marketplace Rules on compensation committee advisor independence to be effective later in 2013 and the rules of the Securities and Exchange Commission and has concluded that the work performed by Compensia did not raise any conflict of interest.
2012 “Say-On-Pay” Advisory Vote
We conducted a stockholder advisory (non-binding) vote on the compensation of our named executive officers (a so-called “say-on-pay” vote) for the year ended December 31, 2011 at our 2012 Annual Meeting of Stockholders pursuant to rules promulgated under Section 14A of the Securities Exchange Act of 1934, as amended. Our stockholders expressed substantial support for the compensation of our named executive officers for the year ended December 31, 2011, with more than 80% of the votes cast for approval of their compensation. Our compensation committee carefully evaluated the results of this advisory vote and the feedback we received from several of our major shareholders in connection with its evaluation of our executive compensation programs more generally. Taking into account the results of the say-on-pay vote, along with other factors such as our corporate business objectives and our compensation committee’s review of compensation peer group data (as discussed in more detail below), our compensation committee did not make changes to our executive compensation program and policies as a result of the 2012 “say-on-pay” vote.
Review of Compensation Policies for 2012 Fiscal Year
In the fourth quarter of 2011, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our compensation committee requested that Compensia review our direct compensation levels, including base salary, total cash compensation and total direct compensation. Also in 2011, our compensation committee requested that Compensia review our identified compensation peer group and recommend any appropriate updates.
Compensia provided a report to our compensation committee in December 2011 with observations and analyses regarding the direct compensation levels of our named executive officers. The 2011 study referenced both published compensation survey data of comparably-sized companies targeting a range of companies with revenues or market capitalization from half to twice of our revenues or market capitalization. In addition, Compensia updated the compensation peer group on inputs from investment banks as well as management input as to companies with whom we may compete with for executive talent. All of the companies included in the compensation peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Upon consultation with our compensation committee and management, as well as upon conducting independent research, Compensia recommended and our compensation committee used the following peer group throughout 2012:

Arbitron Inc. Constant Contact Costar Group Dice Holdings Forrester Research, Inc.	Kenexa Liquidity Services LogMeIn QuinStreet Rightnow Technologies	SuccessFactors Synchronoss Technologies Taleo ValueClick Vocus
This compensation peer group differed in some respects from the peer group previously identified and used in our executive compensation review during the fourth quarter of 2010. These changes were due to several factors, including Compensia’s recommendation that, to better align our compensation peer group with similarly-sized companies in the technology sector, we should seek to add companies with similar growth characteristics as our own business. Based on these criteria, we added Synchronoss and Vocus. We also eliminated certain companies from our prior compensation peer group due to the impact of the changing economy on identified firms as well as certain firms leaving the market altogether, including Internet Brands, LoopNet, TechTarget and XO Group, Inc.
Our compensation committee chose to reference the 50th percentile of the compensation peer group for its decisions with respect to individual compensation components as it believed that such positioning would be at a competitive level for our named executive officers and to the company as well as consistent with industry practices in the technology sector. In making this determination, our compensation committee considered such factors as our stage of development, the size and characteristics of our Company, based on both headcount and operations and balance sheet characteristics, as well as the expected future characteristics of our business relative to our identified compensation peer group.
Review of Compensation .for our Chief Executive Officer
Based on input from Compensia and as well as its own review, our compensation committee determined that the base salary and actual direct compensation of our CEO during 2011 was in the 25th percentile range of the identified compensation peer group for executive compensation, which was due, in part, to our increased market capitalization.

In the first quarter of 2012, our compensation committee requested that Compensia further review our chief executive officer’s total direct compensation, given that in successive past years, Dr. Abraham’s actual compensation was below the median of our compensation peer group. Our compensation committee requested that Compensia not only review our CEO's compensation in comparison to our compensation peer group, but also to newly hired chief executive officers in our industry.
Our compensation committee determined that Dr. Abraham’s base salary should be adjusted to the 75th percentile range; however, that such salary was to be paid in equity to align Dr. Abraham’s interests with those of shareholders. Our compensation committee further allocated stock awards, which offered a higher payout than our compensation peer group, but which are primarily tied to performance measures consistent with expectations publicly set for stockholders. The details of this stock award are further described below. Our compensation committee believed that the heavier weighting towards performance and equity compensation would better align Dr. Abraham’s interests with the long-term interests of our stockholders.
Review of Compensation For Our Other Named Executive Officers
Based on input from Compensia and recommendations by our CEO, as well as its own review, our compensation committee determined that the base salaries of our named executive officers fell within the 50th percentile range of the identified compensation peer group. Our compensation committee also considered increases in responsibilities, and performance throughout 2011 to determine annual merit and equity grants for named executive officers. In March 2012, Mr. Matta assumed the position of President of Commercial Solutions, and in November 2012, Mr. Meierhoefer assumed the position of Chief Operating Officer. Messrs. Matta and Meierhoefer were granted equity awards in connection with these promotions using the results of the Compensia study performed in the fourth quarter of 2011 for guidance. Our compensation committee believes that our current compensation format and the target levels are consistent with our targeted range of our identified compensation peer group.
Components of our Executive Compensation Program
Our executive compensation program consists of three components: base salary, short- and long-term equity-based incentives (including equity awards in the form of restricted stock units, restricted stock awards, and, less frequently, stock options) and benefits. The short- and long- term incentives are made in equity to further align executive interests with shareholder interests.
Our compensation committee evaluates executive compensation and strives to apply the mix of these components in a manner that implements our philosophy while meeting our objectives to attract and retain top talent using compensation that is consistent with or more attractive than other opportunities while also adjusting for individual relative performance and responsibilities as well as our business goals. Our compensation committee has no formal policy for allocating compensation among the compensation components described above.
Base Salary
Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, as well as to reflect market conditions as indicated by reference to our compensation peer group. As we initially considered our named executive officers’ compensation for 2012, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. In establishing the 2012 base salaries of our named executive officers, our compensation committee and management took into account a number of factors, including the individual’s seniority, position and functional role, level of responsibility and his accomplishments against personal and group objectives. In addition, we considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows. In initially setting 2012 base salaries, our compensation committee and management also compared their assessments to input provided by Compensia.
The base salaries of each of our named executive officers are reviewed on an annual basis and, if determined appropriate, adjustments are made following each fiscal year, within the context of our overall annual merit increase structure, and at other times as appropriate, in each case to reflect performance-based factors, marketplace conditions and the overall performance of our business. We do not apply specific formulas to determine increases. We considered the following when evaluating named executive officers’ salaries:

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
In late 2011, in connection with input provided by Compensia, our compensation committee evaluated the base salaries of our named executive officers for 2012. With the exception of Dr. Abraham, our compensation committee determined to set base salaries of our named executive officers for 2012 in amounts that were consistent with the Company’s overall annual merit guidelines. Our compensation committee believed that such levels were appropriate for the work performed and in 2011. As previously described, based on the input from Compensia and our management as well as their own review, our compensation committee determined that the base salary for our CEO in years past was below median and specifically, in 2011, within the 25th percentile range of the identified peer group for executive compensation. Given the historical suppression of Dr. Abraham’s salary, and in light of the strong performance-based nature of the remainder of his compensation package, our compensation committee determined to raise our CEO’s salary to levels that are closer to median; however, in order to preserve alignment with shareholder interests, our compensation committee determined that such salary would continue to be made in equity.
On March 29, 2012, our compensation committee approved the payment of stock to Dr. Abraham and Mr. Fulgoni in lieu of cash salary for the period from January 1, 2012 through December 31, 2012. The stock was to be issued as soon as practicable at the end of 2012 and would be fully vested at the time it was issued, but was subject to each remaining employed through January 1, 2013. The 2012 annual salary for Dr. Abraham and Mr. Fulgoni established by our compensation committee was $500,000 and $375,000, respectively. This payment arrangement was made in an effort to increase Dr. Abraham and Mr. Fulgoni’s stockholdings, and through possession of shares of our stock, and to further tie their compensation to the long-term results of their efforts, whether by appreciation of our company’s value or the impact of business setbacks, either company-specific or industry-based.
The annualized base salaries for 2011 and 2012 for each named executive officer are set forth below:

Name and Principal Position	2011(1)		2012(2)		Percentage Change
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	$393,100	(3)	$500,000	(4)	27.2%
Kenneth J. Tarpey Chief Financial Officer	315,000		350,000		10.9%
Gian M. Fulgoni Executive Chairman of the Board of Directors	346,000	(3)	375,000(4)		8.4%
Serge Matta(5) President, Commercial Solutions	(5)		335000		(5)
Cameron Meierhoefer(6) Chief Operating Officer	(6)		300,000		(6)

(1)	All amounts effective beginning March 1, 2011.

(2)	All amounts effective beginning April 1, 2012.

(3)
For the period from March 1, 2011 through December 31, 2011, Messrs. Abraham and Fulgoni received shares of common stock in lieu of cash salary. with a value equal to the amount of salary foregone by each, less amounts paid to them in cash during 2011 to cover health benefits, based on the closing price of our common stock as reported on the NASDAQ Global Market at the close of trading on December 31, 2012. The amount of shares to be delivered will be reduced by the number of shares necessary to satisfy applicable tax withholding.

(4)
For the period from January 1, 2012 through December 31, 2012, in lieu of receiving a cash salary, each of Dr. Abraham and Mr. Fulgoni will receive an award of common stock with a value equal to the amount of salary foregone by each, less amounts paid to them in cash during 2012 to cover health benefits, based on the closing price of our common stock as reported on the NASDAQ Global Market at the close of trading on December 31, 2012. The amount of shares to be delivered will be reduced by the number of shares necessary to satisfy applicable tax withholding.

(5)	Mr. Meierhoefer was appointed Chief Operating Officer on March 5, 2012 and designated an executive officer in November 2012. Mr. Meierhoefer was not a named executive officer in 2011.
Equity-Based Incentive Compensation
Our equity-based incentive compensation practices are primarily guided by our objective of aligning the interests of our named executive officers with the interests of our stockholders. Through possession of stock options, restricted stock units and shares of restricted stock, our named executive officers participate in the long-term results of their efforts, whether by appreciation of our company’s value or the impact of business setbacks, either company-specific or industry-based. Additionally, stock options, restricted stock units and shares of restricted stock provide a means of ensuring the retention of our named executive officers, in that they are in almost all cases subject to vesting over an extended period of time, often multiple years.
Restricted stock units and shares of restricted stock are granted periodically, and are typically subject to vesting based on the named executive officer’s continued employment. Historically, most of these awards have been designed to vest evenly over four years, beginning on the date of the grant. We have also less frequently used stock options in prior periods.
We typically use shares of restricted stock as a form of both short- and long-term compensation. Our compensation committee has preferred the use of restricted stock in favor of stock options ever since our common stock has become publicly traded because it results in less dilution of our existing stockholders, provides some immediate, tangible value to our employees, and does not require cash outlay by our employees. At the same time, restricted stock with multi-year vesting promotes employee retention while motivating our employees to pursue long-term growth initiatives. We expect to continue to predominantly use restricted stock awards rather than stock options as a form of short-term and long-term, stock-based compensation for the foreseeable future. We have also increasingly tied performance conditions to large awards of restricted stock.
However, we have also used restricted stock units as a means to maximize our ability to deduct compensation expense for income tax purposes. For example, Dr. Abraham’s and Mr. Fulgoni’s equity-based incentive compensation was granted in the form of restricted stock units in 2011 to maximize our ability to deduct such amount for income tax purposes
Typically, upon joining us, each named executive officer has been granted an initial restricted stock award, the value of which has been determined primarily based on competitive conditions applicable to the individual’s specific position. In addition, our compensation committee considers the number of shares subject to equity awards owned by other executives in comparable positions within our company when determining the number of shares to grant to each named executive officer, as well as the number and value of shares from previously-granted awards that remain unvested. Based upon input provided by Compensia and approved by our compensation committee, we believe this strategy is consistent with the approach of our compensation peer group and, in our compensation committee’s view, is appropriate for aligning the interests of our named executive officers with those of our stockholders over the long term.
Periodic equity incentive awards are granted to our named executive officers based on an assessment of their sustained performance over time, their ability to effect results that drive value to our stockholders and their level of responsibility within our organization. Dr. Abraham, our Chief Executive Officer, periodically reviews the performance of our other named executive officers on this basis and recommends any equity awards to our compensation committee. Our compensation committee reviews and approves any such recommendations as appropriate.
2012 Named Executive Officer Retention Awards and Executive Incentive Compensation Policy

In March 2012, after a review of their compensation relative to their counterparts in the compensation peer group and with input from Compensia, our compensation committee approved the following awards for our named executive officers, with the exception of our CEO: (i) equity-based awards to supplement salary and as a retention tool; (ii) short-term equity-based performance awards based on 2012 annual performance; and (iii) long-term equity-based performance awards based on 2012 annual performance.

	Value of Short-Term Performance-Based Stock Bonus Level for Annual Performance at Time of Grant			Value of Long-Term Performance-Based Stock Bonus Level for Annual Performance at Time of Grant				Share Awards to Supplement Salary and Retain Executives
Name and Principal Position	Target	Maximum	Actual	Target	Maximum	Actual
Kenneth J. Tarpey Chief Financial Officer	$109,375	$218,750	21,875	$328,125	$656,250	65,625	(1)	35,000(2)
Gian M. Fulgoni Executive Chairman of the Board of Directors	300,000	600,000	60,005	900,000	1,800,000	180,015(1)		35,000(2)
Serge Matta(2) President, Commercial Solutions	83,750	167,500	84,229	251,250	502,500	252,687(1)		35,000(2)
Cameron Meierhoefer(3) Chief Operating Officer	75,000	150,000	66,000	225,000	450,000	198,000	(1)	35,000(2)

(1)	Represents performance-based long-term incentive awards made on March 15, 2013, with annual vesting in March 2014 and 2015.

(2)
Represents grant to key senior employees awarded on March 29, 2012, made for retention purposes with vesting over a 4-year period in March 2013, 2014, 2015, and 2016 respectively. No income from this grant was realized in 2012.

(3)	Mr. Matta was appointed President, Commercial Solutions and designated an executive officer on March 5, 2012.

(4)	Mr. Meierhoefer was appointed Chief Operating Officer on March 5, 2012 and designated an executive officer in November 2012.
Our compensation committee believes that this award mix and the respective target levels for the incentive awards are consistent with other opportunities in those named executive officers’ respective marketplaces based on their experience in the marketplace as well as information provided by Compensia. However, as previously issued retention-based equity grants continue to expire, there may be a need to increase retention related incentives for non-CEO executives.
Performance-Based Awards
Unlike standard bonus programs, the focus of our short- and long-term incentives are performance- based and paid only in equity. With more than 30% of the executive’s 2012 realizable income subject to for 2012 at risk and subject to performance goals, and with 60% of an executive's 2012 realizable income paid in equity, the compensation program further enhances alignment with shareholder interests.
Our compensation committee has established equity-based performance awards to be earned based on our company’s and individual performance as described below in “Determination of 2012 Executive Incentive Compensation Policy Awards.” Once our compensation committee determines the value of that award has been achieved, the named executive officer earns by dividing the applicable value by the closing price of our common stock as reported on the NASDAQ Global Select Market on the date of determination. The named executive officers must remain employed through the date that our compensation committee makes its determinations to earn the awards.
Shares to be issued with respect to the short-term performance awards are vested on the date of issuance. One-third of the number of shares our compensation committee deems eligible to be earned with respect to the long-term performance awards vest immediately upon the date of determination, and the remaining two-thirds of the shares subject to the award vest in two equal parts on the date our compensation committee makes its annual equity incentive plan determinations in the first and second year following the date of grant until the full amount of the award is vested, subject to continued employment through each of the vesting dates.

Stock Awards to Supplement Salary and Retain Executives
The above-referenced stock awards were granted on March 29, 2012. Twenty-five percent of the number of shares subject to these stock awards will vest on March 15, 2013, and twenty-five percent of the shares subject to the awards will vest annually thereafter on the same calendar day of each year until the full amount of the award is vested, subject to continued employment through each of the vesting dates. The purpose of these awards was to improve the competitiveness of the total direct compensation and retention incentives for Messrs. Tarpey and Fulgoni.
Additional Arrangements for Chief Executive Officer
In 2010, our compensation committee established an aggressive performance-based program for our CEO through the issuance of performance based stock options. Such options expired in May 2010 without any amounts vesting. On March 29, 2012, in light of the expiration of these performance based options, our compensation committee established a three-year arrangement whereby Dr. Abraham was granted restricted stock and restricted stock units which would vest when he achieved and when he exceeded annual revenue and EBITDA-based performance goals. In addition to the performance-based shares, our compensation committee also granted Dr. Abraham a three-year retention based stock grant, to vest in three annual tranches starting in March 2013. Our compensation committee made such retention awards recognizing the growing competition in the digital research and analytics industries, with the understanding that retention of Dr. Abraham was essential, during these few years, in light of Dr. Abraham’s unique ability to conceive of, and lead the development of visionary products integral to the digital marketplace at a time of increased competition and commoditization of digital research.
Despite the size of the grants, in 2012, 68% of Dr. Abraham’s annual realizable compensation was at risk. The below table illustrates Dr. Abraham's 2012 target compensation to the extent performance and non-performance based.

Base salary 8%
Retention 24%
Bonus Achievement (Performance Based) 34%
Bonus Overachievement (Performance Based) 34%

Comparing our overall 2012 performance and our CEO’s 2012 realizable pay illustrates the strong link between our pay and our performance, as well as the challenging nature of our performance goals. Although challenging from the perspective of our financial results, we nonetheless believe that 2012 was a year of many accomplishments for us in terms of long-term strategy and positioning of our business to take advantage of key innovations driven by Dr. Abraham. We executed on and achieved many of the digital business analytics strategy elements outlined to our stockholders in 2011. Highlights of our 2012 achievements included:

•
Introducing multi-platform services, to enable companies to understand and plan their advertising strategy across their businesses, from traditional platforms to the newer as mobile and tablets platforms;

•	Selection as preferred provider of digital measurement services in the UK and Spain;

•	Launching the vCE , which the first operational technology with the capability to viewability of more than 80% of the types of display advertising;

•	Achieving significant sales momentum in vCE and Digital Analytix product suites;

•	Significantly increasing our market penetration and momentum in the U.S. market for our Digital Analytix product, with such key wins as Microsoft and Activision ;

•	Improving our position in “The Big Data” marketplace;

•	Achieving market attention with our publisher monetization module, and other unique features that are resonating in the marketplace throughout the world; and

•	Achieving a 19% growth in bookings from continuing operations, allowing us to increase our overall growth rate and margins in 2013 and beyond.
In addition, to maintain our focus on our key mission and the execution of the digital business analytics strategy, our management also reviewed the performance of business lines acquired in recent periods and ultimately acted to divest certain, non-strategic business lines that had low growth prospects and profitability characteristics.
Overall, our execution of the digital business analytics strategy has yielded significant results. New product areas account for approximately 20% of bookings during calendar year 2012 and are poised for substantial growth in the near and medium terms.
Despite these strong operating results in a challenging environment, our stock price declined during 2012. In addition, our financial performance was below our original revenue and EBITDA forecast previously disclosed by the Company on February 14, 2012. None of the fiscal 2012 performance-based equity awards granted to our CEO were earned as the pre-determined performance conditions were not met. Given the significant emphasis our program places on “at risk” pay and in light of the rigorous goals established under our executive short- and long-term incentive programs, the realizable pay of our CEO as of the end of fiscal 2012 was only 32% of the target amount.
The below table illustrates Dr. Abraham's annual target compensation, broken out by performance- and non-performance based components, as compared to Dr. Abraham's actual annual realizable compensation.

The specific components of the performance- versus the non-performance-based equity awards are described below.
CEO Performance Grant
On March 29, 2012, Dr. Abraham became eligible to earn up to 96,666 shares annually in 2012, 2013, and 2014 for achieving revenue and EBITDA targets, and an additional 96,666 shares annually in 2012, 2013, and 2014 for overachieving revenue and EBITDA targets. In March, our compensation committee established 2012 targets as follows: $279 million in revenue for the initial tranche of shares, and $293 million in revenue for the overachievement tranche of shares, $58 million in EBITDA for the initial tranche of shares and $64 million for the overachievement tranche of shares, which amounts were consistent with our company’s February 2012 earnings release. During 2012, Dr. Abraham did not achieve pre-established revenue and EBITDA targets, therefore all performance-based shares granted to Dr. Abraham for 2012 were canceled.
Future revenue and EBITDA targets are to be established by our compensation committee in the beginning of 2013 and 2014, applying the same approach to assigning the targets as were applied in 2012. The maximum number of performance shares permitted under the arrangement, Dr. Abraham is eligible to vest in 580,000 total shares over three years, and in any given year, 193,334 shares.
CEO Retention Grant
On March 29, 2012, Dr. Abraham received a restricted stock award covering 210,000 shares of our common stock. The award vests as to 70,000 shares on each of March 30, 2013, 2014 and 2015, subject to Dr. Abraham’s continued employment on each of the respective vesting dates.
While our CEO’s realizable pay as of fiscal year-end was far below the targeted amount, due in large part to the grants of performance-based equity awards, for which performance goals were not achieved, total compensation reported in the 2012 Summary Compensation Table was above the amount reported in 2011. We believe this dichotomy highlights the limitations in focusing solely on compensation reported in the Summary Compensation Table. Although that table is useful for comparing pay across companies, we do not believe it conveys a complete picture of our pay-for-performance approach to compensation, or the actual impact of that approach on pay realized or realizable by our CEO and other named executive officers.
We believe that our executive compensation program appropriately motivates and rewards our CEO in light of the performance of the company, and that our executive pay aligns well with our overall compensation philosophy of paying for performance.
Determination of 2012 Executive Incentive Compensation Policy Awards
Under the 2012 Executive Incentive Compensation Policy, the 2012 award levels established for our named executive officers were based on a weighted mix of quantitative and qualitative factors, including the satisfactory completion of specific projects or initiatives. The quantitative milestones were based on the expected financial performance of the Company in 2012. Our compensation committee selected the target levels and the weighting of the target levels based on its experience as well as Compensia’s input. Profitability measures are more heavily weighted in the interest of motivating Dr. Abraham and Messrs. Tarpey and Fulgoni to achieve increased profitable growth for our business as a whole. The 2012 ranges, target levels and weighting for our named executive officers were calculated based on the following component factors:

Achievement of	Min.	Target	Max.	Weight of Component
				Abraham	Tarpey	Fulgoni	Matta	Meierhoefer
	(dollars in millions)
Milestones for 2012 earnings before interest taxes, depreciation and amortization, or EBITDA	$55.62	$58.55	$64.41	50%	50%	50%	10*%	0%
Milestones for 2012 revenue	$273.7	$279.3	$293.3	50%	30%	30%	15*%	0%
Individual qualitative factors such as client retention, personnel retention, strategic milestones	N/A	N/A	N/A	0%	20%	20%	75*%	100%

* Reflects the full-year blended weight of the revenue and EBITDA targets for Mr. Matta, which was established effective July 1, 2012.
In March 2013, our compensation committee reviewed our results of operations for 2012 and assessed each of our named executive officers’ respective performances. The quickly changing market to which our company belongs has made establishment of long-term financial goals challenging for companies like ours. As such, for the determination of short- and long-term incentives for our named executive officers, we focused on metrics that the we have found to be best in assessing and enhancing the value created for shareholders – that of current year revenue and EBITDA. While the targets used for short- and long-term incentives are the same, any performance-based award is made in stock, which further helps our executive officers align with shareholder interest.

	Percentage Achieved
Name	EBITDA Milestone	Revenue Milestone	Qualitative Performance	Total Short- and Long-Term Bonus as Compared to Target
Magid M. Abraham, Ph.D.	0%	0%	N/A	0%
Kenneth J. Tarpey	0%	0%	100%	20%
Gian M. Fulgoni	0%	0%	100%	20%
Serge Matta	105*%	101*%	100*%	100*%
Cameron Meierhoefer	0%	0%	89%	89%

*Mr. Matta’s targets were evaluated based on partial year targets rather than full-year targets given timing of his change in position.

Benefits and Perquisites
We provide the following benefits to our named executive officers on the same basis as the benefits provided to all our employees:

•	health and dental insurance;

•	life insurance;

•	short-and long-term disability; and

•	a Section 401(k) plan.
These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for executive and employee talent.
In general, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. However, our compensation committee has the authority to approve perquisites, primarily for retention purposes or to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations.
Deductibility of Executive Compensation
We seek to design our executive compensation arrangements to be deductible under Section 162(m) of the Internal Revenue Code, but such treatment cannot be guaranteed, as our compensation committee reserves the right to pay our named executive officers amounts that may not be deductible by reason of the application of Section 162(m) if it determines that such payments are in the best interests of our Company and our stockholders.
We generally provide offer letters to incoming executives that summarizes salary, bonus opportunity, as well as recommended equity award.
While our executive officers had not previously engaged in hedging transactions involving Company common stock, we have formalized an anti-hedging policy that will ensure that our directors, executive officers and leadership team members (including named executive officers) bear the full risks and rewards of Company stock ownership.
Change of Control and Severance Agreements
Our named executive officers are parties to various agreements that provide certain payments and benefits to them in the event of a termination of employment or a change of control of comScore under certain circumstances or both.
We believe the following arrangements are useful retention tools that are particularly necessary in an industry, such as ours, where there is frequent market consolidation. We recognize that it is possible that we may be subject to a change of control, and that this possibility could result in a sudden departure or distraction of our key executives to the detriment of our business. We believe that the following arrangements help to maintain the continued focus and dedication of our named executive officers to their assigned duties to maximize stockholder value without the distraction that could result from the uncertainty of a potential or actual change of control transaction.
In July 2010, our compensation committee, following consultation with Compensia, approved Change of Control and Severance Agreements for certain members of our management, including each of our current named executive officers.
Each of these Change of Control and Severance Agreements has a three-year initial term with automatic one-year renewals thereafter, and an automatic 12-month extension following the date of a change of control. Each agreement provides that if, prior to a change of control, we terminate such named executive officer’s employment without cause, or such named executive officer resigns from such employment for good reason, then subject to certain covenants he would be eligible to receive the following payments and benefits:
•    payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under our plans, policies and arrangements;
•    continuing payments at a rate equal to his annual base salary then in effect, for the duration of a specified severance period (as identified in the table below for each such named executive officer), to be paid periodically in accordance with our normal payroll policies; and
•    reimbursement of COBRA premiums (or an equivalent cash distribution if his severance period exceeds the permitted COBRA participation period) until the earlier of the expiration of the specified severance period or the date that he becomes covered under a similar plan.
The table below identifies the severance period specified in the Change of Control and Severance Agreements for each named executive officer:

Name and Principal Position	Severance Period
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2 years
Kenneth J. Tarpey Chief Financial Officer	1.25 years
Gian M. Fulgoni Executive Chairman of the Board of Directors	1.5 years
Serge Matta President, Commercial Solutions	1 year
Cameron Meierhoefer Chief Operating Officer	1 year
Each of the Change of Control and Severance Agreements also provides that if, on or within 12 months after a change of control, such named executive officer’s employment is terminated without cause, or such named executive officer resigns for good reason, then subject to certain covenants he would be eligible to receive the following payments and benefits:

•	payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under our plans, policies and arrangements;

•
a lump sum payment (less applicable withholding taxes) equal to a specified change of control multiple (as identified in the chart below for each such named executive officer) multiplied by his annual base salary in effect immediately prior to his termination date or, if greater, at the level in effect immediately prior to the change of control; and

•
reimbursement of COBRA premiums (or an equivalent cash distribution if his severance period exceeds the permitted COBRA participation period) until the earlier of the expiration of a specified severance period (as identified in the table above for each such named executive officer) or the date that such he becomes covered under a similar plan.

The table below identifies the change of control multiple specified in the agreements for each such named executive officer:

Name and Principal Position	Change of Control Multiple
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2x
Kenneth J. Tarpey Chief Financial Officer	1.25x
Gian M. Fulgoni Executive Chairman of the Board of Directors	1.5x
Serge Matta President, Commercial Solutions	1x
Cameron Meierhoefer Chief Operating Officer	1x

Each of the agreements with Messrs. Tarpey, Meierhoefer and Matta provides that if each such named executive officer remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent (100%) of his then outstanding and unvested equity awards will vest in full. The agreements with Dr. Abraham and Mr. Fulgoni provide for accelerated vesting of one hundred percent (100%) of their then outstanding and unvested equity awards upon a change of control. Such “single-trigger” acceleration is consistent with existing equity awards held by Dr. Abraham and Mr. Fulgoni.
These Change of Control and Severance Agreements supersede any existing severance or change of control provisions included in our named executive officer’s respective employment agreements or letter agreements.
In the event that the benefits under an agreement would (i) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) or (ii) would be subject the named executive officer to the excise tax imposed by Section 4999 of the Code, each such named executive officer would receive such payment as would entitle him to receive the greatest after-tax benefit.
The effects of these arrangements are described under “Executive Compensation — Potential Payments upon Termination or Change-in-Control.” We believe that these arrangements will help our named executive officers maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change of control. We also believe these arrangements are competitive with arrangements offered to senior executives at companies with whom we compete for executive talent and are necessary to the achievement of our business objective of management retention.
2013 Executive Compensation
In March, 2013, our compensation committee approved 2013 base salary adjustments for our named executive officers, with the respective amounts and percentage change set forth on the table below. In addition, our compensation committee determined that 2013 target bonus percentages for each named executive officer would remain unchanged from 2012, as set forth on the table below. These compensation decisions reflected our compensation committee’s assessment of corporate and individual performance during 2012.

Name and Principal Position	Base Salary	Percentage Increase	2013 Target Bonus Percentage
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	$500,000	0%	96,666 shares for target achievement and 96,666 shares for overachievement on a sliding scale based on pre-established revenue and EBITDA
Kenneth J. Tarpey Chief Financial Officer	367,000	5%	125%
Gian M. Fulgoni Executive Chairman of the Board of Directors	375,000	0%	320%
Serge Matta President, Commercial Solutions	358,450	7%	125%
Cameron Meierhoefer Chief Operating Officer	321,000	7%	100%

COMPENSATION COMMITTEE REPORT
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with company management. Based on the compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.
COMPENSATION COMMITTEE
William J. Henderson, Chairman
William Katz
Jarl Mohn
The foregoing compensation committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our chief executive officer during 2012, (ii) all persons serving as our chief financial officer during 2012 and (iii) the three most highly compensated of our other executive officers who received compensation during 2012 of at least $100,000 and who were executive officers on December 31, 2012. We refer to these persons as our “named executive officers” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year($)	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2012 2011 2010	$ 500,008(2) 393,100(5) 393,125	$ 6,673,052(3) 2,476,093(6) 974,396(7)	— — $ 5,195,078(8)	$ 176 (4) 984(4) 1,633(4)	$ 7,173,236 2,870,177 6,564,232
Kenneth J. Tarpey Chief Financial Officer	2012 2011 2010	341,249 311,250 291,250	849,100(9) 294,064(10) 464,740(7)	— — 311,707(8)	3785(4) 3,803(4) 2,135(4)	1,194,134 609,117 1,069,832
Gian M. Fulgoni Executive Chairman of the Board of Directors	2012 2011 2010	375,005(11) 346,000(13) 346,875	1,001,600(12) 1,660,900(14) 1,140,493(7)	— — 389,630(8)	392(4) 392(4) 61(15)	1,352,997 2,007,292 1,877,059
Serge Matta* President, Commercial Solutions	2012	328,749	1,098,484(16)	—	3,557(4)	1,430,790
Cameron Meierhoefer* Chief Operating Officer	2012	293,749	1,025,600(17)	—	2,207(4)	1,321,556

*	Messrs. Meierhoefer and Matta were first determined to be executive officers during the year ended December 31, 2012.

(1)
Amounts represent the aggregate grant date fair value of awards or equity plan compensation computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. The table does not reflect the shares subject to the 2012 long-term performance award eligible to vest in 2013 and 2014 for which performance goals have not been established. For a description of this award see the Compensation Discussion and Analysis section titled “Additional Arrangements for Chief Executive Officer.”

(2)
Includes $484,008, computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from January 1, 2012 through December 31, 2012 with the remainder paid in cash during 2012 to cover health benefits. For the period from January 1, 2012 through December 31, 2012, Dr. Abraham received payment of stock in lieu of cash salary.

(3)
Represents a performance-based award related to our 2012 Equity Incentive Plan granted on March 29, 2012, in restricted stock pursuant to the provisions of our 2012 CEO Bonus Policy, with a grant date fair value of $2,103,452 computed in accordance with FASB ASC Topic 718, to vest on March 30, 2013 upon achievement of pre-determined revenue and EBITDA milestones in 2012. On March 30, 2013, 100% of these performance-based shares were canceled due to failure to achieve pre-determined milestones during 2012. Also represents a grant to Dr. Abraham of 210,000 shares, awarded on March 29, 2012, made for retention purposes with vesting over a 4-year period in March 2013, 2014, 2015, and 2016 respectively.

(4)	Includes discretionary matching contributions by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the named executive officers.

(5)
Includes $393,100, computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from March 1, 2011 through December 31, 2011. For the period from March 1, 2011 through December 31, 2011, Dr. Abraham received payment of stock in lieu of cash salary.

(6)
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

(7)
Represents awards of restricted stock according to certain target levels for each named executive officer pursuant to the provisions of our 2010 Executive Long-Term Compensation Policy. Awards under such policy relating to 2010 performance were paid in February 2011 following approval by our compensation committee.

(8)
Represents a one-time award of stock options in May 2010 to key senior employees, including named executive officers. Each award is entirely subject to market-based vesting, whereby 100% of the shares subject to option are eligible to vest in the event that our common stock closing price as reported by the NASDAQ Global Market exceeds an average of $30 per share for a consecutive thirty-day period prior to May 4, 2012. The May 2010 Stock Option Grants expired by their term prior to exercise.

(9)
Amount represents a grant with a fair value of $21,875 in short-term performance-based incentive, and a grant with a fair value of $65,625 in long-term performance-based incentive with vesting through March 2015, and a retention award with a grant date fair value of $761,600, vesting over a 4-year period in March 2013, 2014, 2015 and 2016.

(10)
Represents awards of restricted stock according to certain target levels for each named executive officer pursuant to the provisions of our 2011 Amended and Restated Executive Compensation Bonus Policy. Awards under such policy relating to 2011 performance were paid in March 2012 following approval by our compensation committee, with 56.25% subject to vesting. Represents awards of restricted stock for each named executive officer pursuant to the provisions of our 2012 Executive Compensation Bonus Policy. Awards under such policy relating to 2012 performance were paid in March 2013 following approval by our compensation committee, with 50%% of the awards subject to vesting in 25% increments occurring in March 2014, and March 2015 provided that the executive remains a service provider.

(11)
Includes $345,505 based on value at the time of the award, received in restricted stock units in lieu of cash salary from January1, 2012 through December 31, 2012, with the remainder paid in cash during 2012 to cover health benefits. For the period from January 1, 2012 through December 31, 2011, Mr. Fulgoni received payment of stock in lieu of cash salary.

(12)
Amount represents a grant with a fair value of $60,000 in short-term performance-based incentive, and a grant with a fair value of $180,000 in long-term performance-based incentive with vesting through March 2015, and a retention award with a grant date fair value of $761,600, vesting over a 4-year period in March 2013, 2014, 2015 and 2016.

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

(15)	Includes payment of life insurance premiums paid on behalf of the named executive officer.

(16)
Amount represents a grant with a fair value of $84,221 in short-term performance-based incentive, and a grant with a fair value of $252,663 in long-term performance-based incentive, and a retention award with a grant date fair value of $761,600, vesting over a 4-year period in March 2013, 2014, 2015 and 2016.

(17)
Amount represents a grant with a fair value of $66,000 in short-term performance-based incentive, and a grant with a fair value of $198,000 in long-term incentive, and a retention award with a grant date fair value of $761,600, vesting over a 4-year period in March 2013, 2014, 2015 and 2016.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to named executive officers in 2012. No option awards were made to named executive officers in 2012.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)					All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards($) (2)
Name	Grant Date	Threshold	Target		Maximum
Magid M. Abraham, Ph.D	3/29/2012						210,000	$4,569,600	(3)
		—(3)	96,666	(3)	193,332	(3)
Kenneth J. Tarpey	3/29/2012						35,000	$761,000
		—	$437,500		$875,000
Gian M. Fulgoni	3/29/2012						35,000	$761,000
		—	$1,200,000		$2,400,000
Serge Matta	3/29/2012						35,000	$761,000
		—	$335,000		$670,000
Cameron Meierhoefer	3/29/2012						35,000	$761,000
		—	$300,000		$600,000

(1)
The target and maximum incentive amounts shown in this column reflect the value of the short- and long-term incentive compensation available to our named executive officers pursuant to our 2012 executive incentive compensation policy. The amounts representing the target awards were pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. The policy also provides that the entire bonus amount shall be paid in shares of restricted stock valued at the time of grant. Actual awards under our 2012 executive short- and long-term compensation policy were approved on March 15, 2013 and are reflected in the Stock Award column of the Summary Compensation Table above for 2012 in each case for each named executive officer.

(2)
Amounts represent fair value of awards granted in the fiscal year as calculated in accordance with FASB ASC Topic 718 and as further described in Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

(3)
On March 29, 2012, Dr. Abraham was awarded 580,000 shares of our common stock in the form of restricted stock and restricted stock units that vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014. Assuming achievement of 100% of the target performance metrics in each case over a three-year period, Dr. Abraham would be eligible to vest in 290,000 total shares, and in any given year 96,666 shares. Assuming achievement of 200% of the target performance metrics in each case over a three-year period, the maximum number permitted under the arrangement, Dr. Abraham is eligible to vest in 580,000 total shares, and in any given year, 193,332 shares.

Outstanding Equity Awards at Fiscal Year End
The following table shows outstanding equity awards held by the named executive officers as of December 31, 2012.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(1)
Name	Exercisable	Unexercisable
Magid M. Abraham, Ph.D.(7)					17,338(2)	239,606
					13,307(3)	183,370
					18,305(4)	248,522
					29,943(5)	412,614
					210,000(6)	2,893,800

Kenneth J. Tarpey					21250(8)	292,825
					4,127(9)	56,870
					10,000(10)	137,800
					8,293(11)	114,277
					7,143(12)	98,430
					35,000(13)	482,300

Gian M. Fulgoni					12,274(14)	169,136
					9,393(15)	129,435
					12,008(16)	165,470
					20,084(17)	276,757
					35,000(18)	482,300

Serge Matta	417		$4.50	12/27/2015	3,983(19)	54,885
					2,971(20)	40940
					10,000(21)	137,800
					22,500(22)	310,050
					3,715(23)	51,192
					6,701(24)	92,339
					35,000(25)	482,300

Cameron Meierhoefer					3,000(26)	41,340
					7,500(27)	103,350
					2,734(28)	37,674
					3,678(29)	50,682
					4,556(30)	62,781
					35,000(31)	482,300

(1)
Market value of shares of stock that have not vested is computed based on $13.78 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2012. The table does not reflect the shares subject to the 2012 long-term performance award eligible to vest in 2013 and 2014 for which performance goals have not been established. For a description of this award see the Compensation Discussion and Analysis section titled “Additional Arrangements for Chief Executive Officer.”

(2)	comScore’s right of repurchase lapses for 8,694 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(3)	comScore’s right of repurchase lapses for 13,307 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(4)	comScore’s right of repurchase lapses for 18,034 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates.

(5)	comScore’s right of repurchase lapses for 9,981 shares annually on March 29, contingent upon Dr. Abraham’s continued service as of each such dates.

(6)	comScore’s right of repurchase lapses for 70,000 shares annually on March 29, contingent upon Dr. Abraham’s continued service as of each such dates.

(7)
On March 29, 2012, Dr. Abraham was awarded 580,000 shares of our common stock in the form of restricted stock and restricted stock units that vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014. In each of 2012, 2013, and 2014, Dr. Abraham becomes eligible to earn up to 96,666 shares for achieving 100% of pre-established revenue and EBITDA targets. Dr. Abraham is eligible to earn an additional 96,666 shares annually in each such year 2012, 2013, and 2014 for overachieving revenue and EBITDA targets. During 2012, Dr. Abraham did not achieve pre-established revenue and EBITDA targets, therefore all performance-based shares granted to Dr. Abraham for 2012 were canceled. The table does not reflect the shares subject to the 2012 long-term performance award eligible to vest in 2013 and 2014 for which performance goals have not been established.

(8)	comScore’s right of repurchase lapses for 21,250 shares annually on April 20, contingent upon Mr. Tarpey’s continued service as of each such dates.

(9)	comScore’s right of repurchase lapses for 4,127 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.

(10)	comScore’s right of repurchase lapses for 5,000 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.

(11)	comScore’s right of repurchase lapses for 4,147 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.

(12)	comScore’s right of repurchase lapses for 2,381 shares annually on March 15, contingent upon Mr. Tarpey’s continued service as of each such dates.

(13)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Tarpey’s continued service as of each such dates.

(14)	comScore’s right of repurchase lapses for 6,137 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(15)	comScore’s right of repurchase lapses for 9,393 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(16)	comScore’s right of repurchase lapses for 12,008 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(17)	comScore’s right of repurchase lapses for 6,695 shares annually on March 15, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(18)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(19)	comScore’s right of repurchase lapses for 3,983 shares annually on February 18, contingent upon Mr. Matta’s continued service as of each such dates.

(20)	comScore’s right of repurchase lapses for 2,971 shares annually on February 18, contingent upon Mr. Matta’s continued service as of each such dates.

(21)	comScore’s right of repurchase lapses for 5,000 shares annually on August 15, contingent upon Mr. Matta’s continued service as of each such dates.

(22)	comScore’s right of repurchase lapses for 7,500 shares annually on February 18, contingent upon Mr. Matta’s continued service as of each such dates.

(23)	comScore’s right of repurchase lapses for 1,858 shares annually on February 18, contingent upon Mr. Matta’s continued service as of each such dates.

(24)	comScore’s right of repurchase lapses for 2,268 shares annually on March 15, contingent upon Mr. Matta’s continued service as of each such dates.

(25)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Matta’s continued service as of each such dates.

(26)	comScore’s right of repurchase lapses for 3,000 shares annually on February 18, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(27)	comScore’s right of repurchase lapses for 3,750 shares annually on February 18, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(28)	comScore’s right of repurchase lapses for 2,734 shares annually on February 18, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(29)	comScore’s right of repurchase lapses for 1,839 shares annually on February 18, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(30)	comScore’s right of repurchase lapses for 1,542 shares annually on March 15, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(31)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

Option Exercises and Stock Vested Table
The following table shows the stock options exercised and value realized upon exercise, as well as all stock awards vested and value realized upon vesting by our named executive officers during the year ended December 31, 2012.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Magid M. Abraham, Ph.D.	100,000	$1,273,000
	—	—	13,307	305,129(2)
	—	—	18,034	413,519(2)
	—	—	9,399	215,519(2)
	—	—	8,694	199,353(2)
	—	—	14,855	311,955(6)
	—	—	23,289	539,373(7)
Kenneth J. Tarpey	—	—	21,250	410,762(4)
	—	—	4,127	94,632(2)
	—	—	5,000	114,650(2)
	—	—	4,147	95,090(2)
		—	5,555	128,653(7)
Gian M. Fulgoni	217,891	2,996,001
	—	—	6,137	140,721(2)
	—	—	9,393	215,381(2)
	—	—	12,007	275,320(2)
	—	—	6,220	142,624(2)
	—	—	12,997	534,750(6)
			15,621	361,782(7)
Serge Matta	—	—	1,857	42,581	(2)
	—	—	7,500	171,975	(2)
	—	—	5,000	67,750(8)
	—	—	2,971	68,125(2)
	—	—	750	10,162(8)
	—	—	3,982	91,307(2)
	—	—	1,750	24,692(9)
	—	—	1,239	28,410(2)
	—	—	3,608	83,128(3)
Cameron Meierhoefer	—	—	1,839	42,168(2)
	—	—	3,750	85,987(2)
	—	—	2,734	62,690(2)
	—	—	2,212	50,721(2)
	—	—	2,452	56,494(3)

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $22.93 per share at market close as listed by the NASDAQ Global Market on February 17, 2012.

(3)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $23.04 per share at market close as listed by the NASDAQ Global Market on March 15, 2012.

(4)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $19.33 per share at market close as listed by the NASDAQ Global Market on April 20, 2012.

(5)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $13.84 per share at market close as listed by the NASDAQ Global Market on August 15, 2012.

(6)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $21.20 per share at market close as listed by the NASDAQ Global Market on January 1, 2012.

(7)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $23.16 per share at market close as listed by the NASDAQ Global Market on March 16, 2012.

(8)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $13.55 per share at market close as listed by the NASDAQ Global Market on August 15, 2012.

(9)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $14.11 per share at market close as listed by the NASDAQ Global Market on October 29, 2012.

Potential Payments Upon Termination or a Change of Control
The following table estimates payments and the value of any accelerated vesting that would have been due to each named executive officer in connection with a change of control, assuming the change of control occurred on December 31, 2012.

Name	Market Value of Accelerated Equity (net of exercise price, if any)(1)
Magid M. Abraham, Ph.D.	$11,970,314(2)(4)
Kenneth J. Tarpey	—(3)
Gian M. Fulgoni	1,223,099(2)
Serge Matta	—(3)
Cameron Meierhoefer	—(3)

(1)	Based on an assumed fair market value per share of our common stock of $13.78, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2012.

(2)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards become vested in full upon a change of control.

(3)
Each of the agreements with Messrs. Tarpey, Matta and Meierhoefer provides that if each such executive remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent (100%) of such executive’s then outstanding and unvested equity awards.

(4)
The referenced amount includes the acceleration of 193,332 unvested performance-based shares held by Dr. Abraham as of December 31, 2012.  Such shares were subsequently canceled in 2013 as the components of 2012 performance awards did not satisfy the vesting criteria set forward by our Compensation Committee.  Excluding these shares, the market value of accelerated equity for Dr. Abraham as of December 31, 2012 would have been $9,295,719.

The following table estimates payments as well as the value of any accelerated vesting that would have been due to each named executive officer in the event his employment had been terminated not in connection with a change of control without cause or if such executive resigns with good reason, assuming the termination occurred on December 31, 2012.

	Cash Payments		Market Value of Accelerated Equity (net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Magid M. Abraham, Ph.D.	$1,000,000	$37,150	$ 11,970,314(4)(5)
Kenneth J. Tarpey	437,500	23,218	—
Gian M. Fulgoni	562,500	18,171	1,223,099(4)
Serge Matta	335,000	18,575	—
Cameron Meierhoefer	300,000	18,575	—

(1)
Salary to be paid at a rate equal to such executive’s annual base salary then in effect, for the duration of a specified severance period, to be paid periodically in accordance with our normal payroll policies.

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $13.78, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2012.

(4)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards become vested in full upon termination without cause or by the executive for good reason.

(5)
The referenced amount includes the acceleration of 193,332 unvested performance-based shares held by Dr. Abraham as of December 31, 2012.  Such shares were subsequently canceled in 2013 as the components of 2012 performance awards did not satisfy the vesting criteria set forward by our Compensation Committee.  Excluding these shares, the market value of accelerated equity for Dr. Abraham as of December 31, 2012 would have been $9,295,719.

The following table estimates payments as well as the value of any accelerated vesting that would have been due to each named executive officer in the event his employment had been terminated in connection with or within 12 months of a change of control without cause or if such executive resigns with good reason, assuming the termination occurred on December 31, 2012.

	Cash Payments		Market Value of Accelerated Equity(net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Magid M. Abraham, Ph.D.	$1,000,000	$37,150	$11,970,314	(4)(6)
Kenneth J. Tarpey	437,500	23,218	1,182,503(5)
Gian M. Fulgoni	562,500	18,171	1,223,099(4)
Serge Matta……….............................................................................	335,000	18,575	1,175,255(5)
Cameron Meierhoefer	300,000	18,575	778,129(5)

(1)	Gross amount of lump sum payment (prior to payment of applicable withhold taxes).

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $13.78, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2012.

(4)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby all of such named executive officer’s outstanding and unvested equity awards (excluding the May 2010 Stock Option Grants, which include their own separate acceleration provisions) become vested in full upon a change of control.

(5)
Each of the agreements with Messrs. Tarpey, Matta and Meierhoefer provides that if each such executive remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent (100%) of such executive’s then outstanding and unvested equity awards.

(6)
The referenced amount includes the acceleration of 193,332 unvested performance-based shares held by Dr. Abraham as of December 31, 2012.  Such shares were subsequently canceled in 2013 as the components of 2012 performance awards did not satisfy the vesting criteria set forward by our Compensation Committee.  Excluding these shares, the market value of accelerated equity for Dr. Abraham as of December 31, 2012 would have been $9,295,719.

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
DIRECTOR COMPENSATION
Director Compensation Policies
Retainers and Meeting Fees: During 2012, our non-employee directors were eligible to receive an annual cash retainer of $25,000 for service generally on our board of directors. In February, 2013, our Nominating and Governance Committee requested that Compensia undertake a review of director compensation in comparison to our compensation peer group. This review showed that our directors' compensation were below median. Therefore, pursuant to recommendations by Compensia, the Board determined to increase the non-employee annual cash retainer to $30,000. Such increase will be made on a prorated basis covering the service period remaining prior to our July 2013 annual meeting.
Additional annual cash retainers for which members or chairperson of certain committees of our board of directors were eligible in 2012 were as follows:

	2012
Committee	Chairperson		Member
Audit	$18,000		$10,000
Compensation	10,000		5,000
Nominating and Governance	3,000	(1)	1,000(1)

(1)
In February, 2013, after review of director compensation in comparison to our compensation peer group, the retainers paid to our Nominating and Governance Committee were found to be below median. Therefore, pursuant to recommendations by Compensia, the Board determined to increase the non-employee annual cash retainer to $7,500 for the Nominating and Governance Committee chair and $3,000 for the Nominating and Governance Committee members, to be paid on a prorated basis covering service remaining prior to our July 2013 annual meeting.

In the case of new non-employee directors, these fees are prorated based on when the non-employee director joined our board of directors during the year. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.
Other Equity-Based Compensation: Outside directors are also eligible to receive stock awards and option grants under our 2007 Equity Incentive Plan. Our non-employee directors are entitled to an annual grant of restricted stock having an approximate value of $90,000 at the time of grant. In February 2013, our board of directors conducted a review of our director compensation policies, which considered input from Compensia. Based on this review, our board of directors approved, among other changes, an increase in the grant date value of the annual grant of restricted stock to $125,000 in order to improve the competitiveness of the compensation provided to the non-employee members of our board of directors as well as to appropriately reflect the level involvement of our committee members.
The total amount of each annual grant of restricted stock shall remain unvested until the earlier of (i) the date of the respective director’s next anniversary upon joining our board of directors, (ii) the date of the first annual stockholders’ meeting following the date of grant or (iii) a change of control.
Expenses: We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included in the table below under the subheading “2012 Director Compensation.”
2012 Director Compensation
The following table sets forth certain information concerning cash and non-cash compensation earned by the non-employee members of our board of directors in 2012. None of the non-employee members of our board of directors received option awards or other compensation in 2012.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(1)(2)	Total ($)(2)
Gareth Chang	28,000	90,015	118,015
Jeffrey Ganek	35,000	90,015	125,015
William J. Henderson	45,000	90,015	135,015
William Katz	31,000	90,015	121,015
Ronald J. Korn	43,000	90,015	133,015
Jarl Mohn	31,000	90,015	121,015

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of stock awards concerning 2012. Assumptions used in the calculation of these award amounts are included in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2)
In February, 2013, our Board amended our director compensation policy by increasing the non-employee director annual cash retainer, equity-based compensation, and the cash retainers for the Nominating and Governance Committee chair and its members, as described above in this section. The amounts in this table do not reflect these increases.

The number of shares and the grant date fair value of each stock award included in the awards for which expense is shown in the table above are as follows:

Name	Award Type	Grant Date	Number of Shares	Grant Date Fair Value($)(1)
Gareth Chang	Restricted Stock	July 24, 2012	5,708	90,015
Jeffrey Ganek	Restricted Stock	July 24, 2012	5,708	90,015
William J. Henderson	Restricted Stock	July 24, 2012	5,708	90,015
William Katz	Restricted Stock	July 24, 2012	5,708	90,015
Ronald J. Korn	Restricted Stock	July 24, 2012	5,708	90,015
Jarl Mohn	Restricted Stock	July 24, 2012	5,708	90,015

(1)
In February, 2013, our Board amended our director compensation policy by increasing the non-employee director annual cash retainer, equity-based compensation, and the cash retainers for the Nominating and Governance Committee chair and its members, as described above in this section. The amounts in this table do not reflect these increases.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
William J. Henderson, William Katz and Jarl Mohn served as our compensation committee during 2012. None of the members of our compensation committee in 2012 was a present or former officer or employee of our company. In addition, during 2012, none of our officers had an “interlock” relationship, as that term is defined by the SEC.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 31, 2013, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2013 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after March 31, 2013. A total of 35,666,885 shares of our common stock were outstanding as of March 31, 2013. Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
Cadian Capital Management, LLC(2)	3,617,805	10.1%
Sageview Capital Master, L.P.(3)	2,666,082	7.5
Blackrock, Inc.(4)	2,578,348	7.2
PRIMECAP Management Company(5)	2,511,382	7.0
Morgan Stanley(6)	2,041,208	5.7
The Vanguard Group(7)	1,918,214	5.4
Directors and Named Executive Officers:
Magid M. Abraham, Ph.D.(8)	1,042,796	2.9
Gian M. Fulgoni(9)	862,223	2.4
Kenneth J. Tarpey(10)	98,347	*
Serge Matta(11)	117,788	*
Cameron Meierhoefer(12)	54,894	*
Christiana Lin(13)	82,752	*
Gareth Chang(14)	11,962	*
Jeffrey Ganek(14)	23,092	*
William J. Henderson(15)	54,223	*
William Katz(14)	20,792	*
Ronald J. Korn(16)	33,023	*
Jarl Mohn(14)	20,792	*
All directors and executive officers as a group (twelve persons)(17)	2,422,684	6.8%

*	Represents less than 1% of the outstanding shares of common stock.

(1)
The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.

(2)
This information is derived solely from the Schedule 13G/A filed with the SEC on January 16, 2013. Cadian Capital Management, LLC has shared voting power and shared dispositive power over 3,617,805 shares. Eric Bannasch has shared voting power and shared dispositive power over 3,617,805 shares. Cadian Master Fund, LP has shared voting power and shared dispositive power over 2,065,768 shares. The address for Cadian Capital Management, LLC and Eric Bannasch is 535 Madison Avenue, 36th Floor, New York, NY 10022. The address for Cadian Master Fund LP is c/o Morgan Stanley Fund Services (Cayman) Ltd., Cricket Square, Hutchins Drive, 2nd Floor, Boundary Hall, P.O. Box 2681, Grand Cayman KY1-1111, Cayman Islands.

(3)
This information is derived solely from the Schedule 13D/A filed with the SEC on December 6, 2012. Sageview Capital Master, LP has sole voting and dispositive power over 2,666,082 shares. Each of Sageview Capital Partners (A), L.P., Sageview Capital Partners (B), L.P., Sageview Capital Partners (C) (Master), L.P., Sageview Capital GenPar, L.P., Sageview Capital MGP, LLC, Edward A. Gilhuly and Scott M. Stuart has shared voting and dispositive power over 2,666,082 shares. The address of Sageview Capital Master, L.P. and its affiliates is 55 Railroad Road, Greenwich, CT 06830, with the exception of Mr. Gilhuly, whose address is c/o Sageview Capital LP, 245 Lytton Ave, Suite 250, Palo Alto, CA 94301

(4)
This information is derived solely from the Schedule 13G/A filed with the SEC on February 8, 2013. BlackRock, Inc. on behalf of its investment advisory subsidiaries has shared voting and dispositive power as to 2,578,348 shares. Includes shares reportedly held by the following subsidiaries of Blackrock, Inc. that are investment advisors: BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Australia Limited, BlackRock Advisors, LLC, BlackRock Investment Management, LLC, BlackRock Asset Management Ireland Limited, BlackRock International Limited, and BlackRock (Luxembourg) S.A. The address for Blackrock, Inc. and its subsidiaries is c/o Blackrock, Inc., 40 East 52nd Street, New York, New York 10022.

(5)
This information is derived solely from the Schedule 13G/A filed with the SEC on February 14, 2013. PRIMECAP Management Company has sole voting power over 1,887,660 shares and sole dispositive power of 2,511,382 shares. The address for PRIMECAP Management Company is 225 South Lake Ave., #400, Pasadena, CA 91101.

(6)
This information is derived solely from the Schedule 13G filed with the SEC January 30, 2013. Morgan Stanley’s filing reflects the securities beneficially owned, or that may be deemed to be beneficially owned, by Morgan Stanley and Morgan Stanley Capital Services LLC. Morgan Stanley has sole voting power and dispositive power over 2,041,188 shares and shared voting power over 20 shares. Morgan Stanley Capital Services LLC has sole voting and dispositive power over 1,942,797 shares. The securities being reported by Morgan Stanley as a parent holding company are owned, or may be deemed to be beneficially owned, by Morgan Stanley Capital Services LLC, a wholly owned subsidiary of Morgan Stanley. The address of Morgan Stanley and Morgan Stanley Capital Services LLC is 1585 Broadway New York, NY 10036.

(7)
This information is derived solely from the Schedule 13G filed with the SEC on February 12, 2013. The Vanguard Group has sole voting power of 45,462 shares, sole dispositive power of 1,874,352 shares, and shared dispositive power of 43,862 shares. The address for the Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.

(8)
Includes 361,990 shares held directly by Dr. Abraham and subject to a right of repurchase held by the Company pursuant to restricted stock agreements; and 155,474 shares held by Mrs. Abraham with 31,454 shares held by Mrs. Abraham subject to a right of repurchase held by the Company pursuant to restricted stock agreements and 38,695 shares held by Mrs. Abraham subject to a right of repurchase held by the Company pursuant to restricted stock sale agreements.

(9)	Includes 45,777 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(10)	Includes 40,159 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(11)
Includes 417 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2013. Additionally includes 57,644 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(12)	Includes 34,923 shares subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(13)
Includes 12,869 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2013. Additionally, includes 29,785 shares held directly by Ms. Lin that are subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(14)	Includes 6,605 shares that are subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(15)
Includes 10,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2013. Additionally, includes 6,605 shares held directly by Mr. Henderson that are subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(16)
Includes 4,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2013. Additionally, includes 6,605 shares held directly by Mr. Korn that are subject to a right of repurchase held by the Company pursuant to a restricted stock agreement.

(17) Includes 27,286 shares subject to options that are immediately exercisable or exercisable within 60 days of the March 31, 2013. Also includes 451,088 shares subject to a right of repurchase held by the Company pursuant to restricted stock agreements.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2012:

Plan Category	Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Exercise Price of Outstanding Options, Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	557,376	$4.38	2,785,161(1)
Equity compensation plans not approved by security holders	—	—	—
Total	557,376	$4.38	2,785,161

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
Transactions and Relationships with Directors, Officers and Five Percent Stockholders
We believe that there has not been any other transaction or series of transactions during 2012 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” or “Director Compensation” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A and as described below.
Linda Boland Abraham
Since our inception in 1999, Linda Boland Abraham, the spouse of our President and Chief Executive Officer, Dr. Magid M. Abraham, has been employed in various management positions with us. Most recently, Ms. Abraham has served as our Chief Marketing Officer and Executive Vice President of International Business Development beginning in 2009.  During the year ended December 31, 2012, Ms. Abraham received an award of shares of our restricted stock pursuant to our 2011 Bonus Policy with a fair value at the time of grant of $219,325 that was granted in March, 2012.  During the year ended December 31, 2012, Ms. Abraham did not receive a cash salary. Similar to Dr. Abraham, Ms. Abraham agreed to receive stock in lieu of cash salary for the entire 2012 fiscal year.  The stock was to be issued as soon as practicable at the end of our 2012 fiscal year and would be fully vested at the time it was issued, but was subject to her remaining employed through January 1, 2013.  The 2012 annual salary for Ms. Abraham was $279,000.  Based on the closing price of our common stock as reported on the NASDAQ Global Select Market on December 31, 2012, we awarded 20,247 shares of common stock to Ms. Abraham in lieu of salary per this arrangement.  In addition, Ms. Abraham received a retention award in March, 2012 with a fair value at the time of grant of $544,000, with vesting to commence in March 2013, and annually thereafter through March 2017.
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
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Related Fees for Fiscal Years 2011 and 2012
The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2011 and 2012, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2011	2012
Audit Fees(1)	$1,649,684	$1,829,488
Audit-Related Fees(2)	50,000	-
Total Fees	$1,699,684	$1,829,488

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
Pre-Approval Policies and Procedures
Our audit committee has adopted and our board of directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all audit related and other services rendered by Ernst & Young LLP in 2011 and 2012.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
(a)(3) Exhibits:

Exhibit No.	Exhibit Document
2.1(1)	Stock Purchase Agreement by and among the Registrant, Nexius, Inc., the Shareholders of Nexius, Inc. and Nabil Taleb, as representative of the Sellers, dated July 1, 2010. (Exhibit 2.1)*

2.2(1)
Equity Purchase Agreement by and among the Registrant, CS Worldnet Holdings B.V., Nedstat B.V., the equity holders of Nedstat B.V. and Stichting Sellers Nedstat, as the representative of the Sellers, dated August 31, 2010. (Exhibit 2.2)*

2.3(2)
Amended and Restated Agreement and Plan of Merger by and among comScore, Inc., CS Ad Solutions, LLC, AdXpose, Inc., Draper Associates, L.P., Draper Fisher Jurvetson Fund IX, L.P., Draper Fisher Jurvetson Partners IX, LLC and Draper Fisher Jurveston Fund IX, L.P., as Stockholder Representative dated August 11, 2011 (Exhibit 2.1)*

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(3)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(3)	Specimen Common Stock Certificate (Exhibit 4.1)

4.2(3)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)

10.1(3)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(4)	1999 Stock Plan (Exhibit 4.2)

10.3(3)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)

10.4(3)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)

10.5(3)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)

10.6(5)	2007 Equity Incentive Plan, as amended and restated June 8, 2011 (Exhibit 10.1)

10.7(3)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10.8(3)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10.9(3)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10.10(3)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)

10.11(3)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)

10.12(6)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10.14(7)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)

10.15(8)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

10.16(5)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)

10.17(9)	Summary of 2011 Executive Compensation Bonus Policy (Exhibit 10.1)

10.18(10)	Credit and Security Agreement by and between comScore, Inc. and Bank of America, N.A. dated June 30, 2011 (Exhibit 10.2)

10.19(11)	Patent Purchase, License and Settlement Agreement by and among the Company, Nielsen and NetRatings dated December 20, 2011 (Exhibit 10.1)

10.20(11)	Purchase Agreement by and among the Company and Nielsen dated December 20, 2011(Exhibit 10.2)

10.21(11)	Voting Agreement by and among the Company and Nielsen dated December 20, 2011 (Exhibit 10.3)
10.22 (12)	Summary of 2012 Executive Compensation Bonus Policy

21.1**	List of Subsidiaries

23.1**	Consent of Ernst & Young

24.1**	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**	XBRL Instance Document+
101.2**	XBRL Taxonomy Extension Schema Document+
101.3**	XBRL Taxonomy Extension Calculation Linkbase Document+
101.4**	XBRL Taxonomy Extension Definition Linkbase Document+
101.5**	XBRL Taxonomy Extension Label Linkbase Document+
101.6**	XBRL Taxonomy Extension Presentation Linkbase Document+

* The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
** Previously filed or furnished with the Registrant’s Annual Report on Form 10-K, filed February 20, 2013.
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

(12) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 4, 2012 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
comScore, Inc.
By:     /s/ Magid M. Abraham
Magid M. Abraham, Ph.D.
President and Chief Executive Officer
April 29, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Magid M. Abraham	President, Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2013
Magid M. Abraham, Ph.D.
/s/ Kenneth J. Tarpey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2013
Kenneth J. Tarpey
* Gian M. Fulgoni	Executive Chairman of the Board of Directors
* Gareth C.C. Chang	Director
* Jeffrey Ganek	Director
* William J. Henderson	Director
* William Katz	Director
* Ronald J. Korn	Director
* Jarl Mohn	Director

*By: /s/ Magid M. Abraham		April 29, 2013
Magid M. Abraham, Ph.D., Attorney-in-Fact