Form 10-Q
period 2013-03-31
COMSCORE, INC.
filed 2013-05-03
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2013, there were 35,698,194 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,738	$61,764
Accounts receivable, net of allowances of $1,434 and $1,117, respectively	65,831	68,348
Prepaid expenses and other current assets	8,466	8,877
Deferred tax assets	10,045	9,940
Total current assets	158,080	148,929
Property and equipment, net	31,934	31,418
Other non-current assets	643	414
Long-term deferred tax assets	9,915	12,065
Intangible assets, net	38,033	40,759
Goodwill	101,963	102,900
Total assets	$340,568	$336,485
Liabilities and Equity
Current liabilities:
Borrowings under revolving credit facility	$3,846	$—
Accounts payable	3,290	7,229
Accrued expenses	20,990	24,409
Deferred revenues	85,489	80,824
Deferred rent	913	807
Deferred tax liabilities	—	17
Capital lease obligations	7,914	8,020
Total current liabilities	122,442	121,306
Deferred rent, long-term	11,148	10,096
Deferred revenue, long-term	1,294	1,715
Deferred tax liabilities, long-term	—	130
Capital lease obligations, long-term	7,186	6,478
Other long-term liabilities	1,130	1,117
Total liabilities	143,200	140,842
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2013 and December 31, 2012; 35,666,885 and 35,679,430 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	36	36
Additional paid-in capital	279,190	274,622
Accumulated other comprehensive income	1,005	1,825
Accumulated deficit	(82,863)	(80,840)
Total stockholders’ equity	197,368	195,643
Total liabilities and stockholders’ equity	$340,568	$336,485

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
Revenues	$68,848	$62,275
Cost of revenues (excludes amortization of intangible assets) (1)	22,554	20,401
Selling and marketing (1)	24,458	21,345
Research and development (1)	10,223	8,036
General and administrative (1)	9,012	9,106
Amortization of intangible assets	2,151	2,320
Gain on asset disposition	(210)	—
Total expenses from operations	68,188	61,208
Income from operations	660	1,067
Interest and other (expense), net	(164)	(198)
Loss from foreign currency	(340)	(263)
Income before income tax provision	156	606
Income tax provision	(2,179)	(1,077)
Net loss	$(2,023)	$(471)
Net loss available to common stockholders per common share:
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)
Weighted-average number of shares used in per share calculation - common stock:
Basic	34,113,786	32,889,119
Diluted	34,113,786	32,889,119

Comprehensive (loss) income:
Net loss	$(2,023)	$(471)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(820)	1,619
Total comprehensive (loss) income	$(2,843)	$1,148

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$716	$551
Selling and marketing	$2,813	$2,183
Research and development	$614	$405
General and administrative	$856	$1,951
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Stockholders’ Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	34,015,434	$34	$258,967	$617	$(69,051)	$190,567
Net loss	—	—	—	—	(471)	(471)
Foreign currency translation adjustment	—	—	—	1,619	—	1,619
Exercise of common stock options	27,581	—	69	—	—	69
Issuance of restricted stock	1,431,367	1	(1)	—	—	—
Restricted stock cancelled	(10,475)	—	—	—	—	—
Restricted stock units vested	93,613	—	—	—	—	—
Common stock received for tax withholding	(236,813)	—	(5,413)	—	—	(5,413)
Stock based compensation	—	—	9,400	—	—	9,400
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	(51)
Balance at March 31, 2012	35,320,707	$35	$262,971	$2,236	$(69,522)	$195,720

Balance at December 31, 2012	35,679,430	$36	$274,622	$1,825	$(80,840)	$195,643
Net loss	—	—	—	—	(2,023)	(2,023)
Foreign currency translation adjustment	—	—	—	(820)	—	(820)
Exercise of common stock options	5,748	—	38	—	—	38
Issuance of restricted stock	395,475	—	—	—	—	—
Restricted stock cancelled	(152,826)	—	—	—	—	—
Restricted stock units vested	147,602	—	—	—	—	—
Common stock received for tax withholding	(408,544)	—	(6,682)	—	—	(6,682)
Stock based compensation	—	—	11,212	—	—	11,212
Balance at March 31, 2013	35,666,885	$36	$279,190	$1,005	$(82,863)	$197,368
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2013	2012
Operating activities
Net loss	$(2,023)	$(471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,111	3,420
Amortization of intangible assets	2,151	2,320
Provision for bad debts	400	221
Stock-based compensation	4,999	5,090
Amortization of deferred rent	226	36
Deferred tax provision	1,788	933
(Gain) Loss on asset disposal	(210)	31
Changes in operating assets and liabilities:
Accounts receivable	1,907	(1,389)
Prepaid expenses and other current assets	16	(523)
Accounts payable, accrued expenses, and other liabilities	(1,422)	(5,088)
Deferred revenues	5,525	6,754
Deferred rent	952	—
Net cash provided by operating activities	18,420	11,334

Investing activities
Proceeds from asset disposition	160	—
Purchase of property and equipment	(1,555)	(607)
Net cash used in investing activities	(1,395)	(607)

Financing activities
Proceeds from the exercise of common stock options	39	69
Repurchase of common stock	(6,682)	(5,413)
Principal payments on capital lease obligations	(2,211)	(1,618)
Proceeds from financing arrangements	3,964	—
Net cash used in financing activities	(4,890)	(6,962)
Effect of exchange rate changes on cash	(161)	575
Net increase in cash and cash equivalents	11,974	4,340
Cash and cash equivalents at beginning of period	61,764	38,071
Cash and cash equivalents at end of period	$73,738	$42,411

Supplemental cash flow disclosures
Interest paid	$217	$213
Income taxes paid	$135	$298
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$2,876	$913
Accrued capital expenditures	$1,054	$—
Leasehold improvements acquired through lease incentives	$950	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
The Company’s digital marketing intelligence platform is comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity worldwide. The foundation of the platform is data collected from a panel of more than two million Internet users worldwide who have granted to the Company explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. For measuring and reporting online audiences, comScore also supplements panel information with census information obtained from the Company's tagged network of global websites, referred to as the comScore Census Network. This panel information is complemented by a Unified Digital Measurement approach to digital audience measurement. Unified Digital Measurement blends panel and census methodologies into a product that provides a direct linkage and reconciliation between census and panel measurement. By applying advanced statistical methodologies to the panel data, the Company projects consumers’ online behavior for the total online population and a wide variety of user categories. In addition to the Company’s comScore Census Network products, the Company provides software and other products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. The Company also provides digital and monetization analytics and innovative video measurement products.

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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 20, 2013 with the SEC. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013 or thereafter. All references to March 31, 2013 and 2012 or to the three months ended March 31, 2013 and 2012 in the notes to the consolidated interim financial statements are unaudited.

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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. During the three months ended March 31, 2013 and 2012, there were no impairments and as such, no fair value adjustments were recorded for assets and liabilities measured at fair value.
During the three months ended March 31, 2013, certain intangible assets were measured at fair value using significant unobservable inputs (Level 3) as described in Note 3 and as detailed below:

Fair Value Measurements Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Long-lived assets held and used	$1,182			$1,182	$—
Cash and Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
Interest income on investments and excess cash balances was a nominal amount for the three months ended March 31, 2013 and 2012.
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
Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with its single reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2012 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2012 analysis.
Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 10
Customer relationships	3 to 12
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2013 or 2012.
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
The Company incurred foreign currency transaction losses of $0.3 million for the three months ended March 31, 2013 and 2012. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound and various currencies in Latin America.
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
The Company also generates revenue through software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, using either percentage-of-completion or the completed-contract method. Under the percentage-of-completion method, the Company uses the input method to measure progress, which is based on the ratio of costs incurred to date to total estimated costs at completion. The percentage-of-completion method is used when reliable estimates of progress and completion under the contract can be made. Under the completed-contract method, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. The completed-contract method is used when reliable estimates cannot be made or other terms under the contract require it. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately.
The Company accounts for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used. During the three months ended March 31, 2013 the Company recognized $0.3 million in revenue related to nonmonetary transactions. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three months ended March 31, 2013, the Company recognized $0.4 million in expense related to nonmonetary transactions.
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
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Net income (loss)	$(2,023)	$(471)
Net income (loss) per share - common stock:
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)
Weighted-average shares outstanding-common stock, basic and dilutive	34,113,786	32,889,119

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Stock options and restricted stock	1,486,370	1,243,189
Common stock warrants	—	12,006
Recent Pronouncements
In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard did not have a material impact on the Company’s financial statements.
In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s financial statements.

3.	Asset Disposition

On March 18, 2013, the Company and its wholly-owned subsidiary RSC The Quality Measurement Company (also known as ARSgroup), sold certain assets related to its ARS Non-Health Copy-Testing and Equity Tracking business to MSW.ARS LLC, a Delaware limited liability company ("Buyer").
In connection with the disposition, the Company will receive total proceeds of $1.0 million in cash, with $0.25 million received at closing on March 18, 2013, net of advisory fees, and $0.75 million placed in escrow, which will be received in three equal quarterly payments beginning June 30, 2013 and ending on December 31, 2013. In addition, the Company entered into a license agreement in which it will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that the Company will continue to provide the the ARS Copy-Testing and Equity Tracking services to its Health related customers and has therefore not eliminated the operations and cash flows of the ARSgroup, management has concluded that the disposition does not qualify for presentation as discontinued operations.

As a result of the disposition, during the three months ended March 31, 2013, the Company recorded a gain on the Disposition of $0.2 million, determined as follows (in thousands):

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210

4.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the three months ended March 31, 2013 is as follows (in thousands):

Balance as of December 31, 2012	$102,900
Goodwill allocated to ARS disposition	(289)
Translation adjustments	(648)
Balance as of March 31, 2013	$101,963

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$7,592	$(4,258)	$3,334	$8,412	$(4,372)	$4,040
Customer relationships	34,642	(11,600)	23,042	35,766	(11,230)	24,536
Panel	1,606	(1,109)	497	1,639	(1,073)	566
Intellectual property	13,558	(2,837)	10,721	13,571	(2,459)	11,112
Trade names	2,808	(2,369)	439	4,153	(3,648)	505
	$60,206	$(22,173)	$38,033	$63,541	$(22,782)	$40,759
Amortization expense related to intangible assets was approximately $2.2 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.
The weighted average remaining amortization period by major asset class as of March 31, 2013, is as follows:

(In years)
Acquired methodologies/technology	2.5
Customer relationships	6.6
Panel	2.2
Intellectual property	8.1
Trade names	2.3

The estimated future amortization of acquired intangible assets as of March 31, 2013 is as follows:

(In thousands)
2013	$5,734
2014	7,505
2015	6,512
2016	5,233
2017	4,206
Thereafter	8,843
$38,033

5.	Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Payroll and related	$7,193	$5,556
Income, sales and other taxes	2,813	2,733
Cost of revenues	4,859	4,892
Other	4,030	3,243
Professional fees	1,522	1,333
Stock-based compensation	573	6,652
	$20,990	$24,409

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize approximately $8.7 million as of March 31, 2013 for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to February 26, 2014. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2013	$6,978
2014	5,285
2015	3,239
2016	390
2017	7
Total minimum lease payments	15,899
Less amount representing interest	(799)
Present value of net minimum lease payments	15,100
Less current portion	7,914
Capital lease obligations, long-term	$7,186

During the three months ended March 31, 2013 and 2012, the Company acquired $2.8 million and $0.9 million, respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
Secured Revolving Credit Facility
On June 30, 2011, the Company entered into a secured credit and security agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) for a two-year, $50.0 million secured revolving credit facility (the “Revolving Credit Facility”). The agreement includes a maximum $7.0 million sublimit for a euro loan facility and a $10.0 million sublimit for the issuance of letters of credit. The maturity date of the Revolving Credit Facility has been extended to September 30, 2013.  Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which will range from 1.75% to 2.75%, based on the Company’s funded debt ratio. The Company and each of the Company’s material, wholly-owned subsidiaries entered into a Security Agreement in favor of Bank of America (the “Security Agreement”). Pursuant to the Security Agreement, the obligations under the Revolving Credit Facility are secured by a security interest in substantially all of the Company’s assets.
Under the terms of the Revolving Credit Facility, the Company is restricted from paying dividends and incurring certain indebtedness, among other restrictive covenants. The Company continues to be in full compliance with all covenants contained in the Revolving Credit Facility.
As of March 31, 2013, €3.0 million (or approximately $3.8 million) is outstanding under the terms of the Company’s Revolving Credit Facility.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of March 31, 2013, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2013	$6,715
2014	9,447
2015	9,571
2016	9,659
2017	9,498
Thereafter	36,715
Total minimum lease payments	$81,605
Total rent expense, under non-cancellable operating leases, was $2.2 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.
Contingencies
On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois

Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  comScore has filed a petition requesting the United States Court of Appeals for the Seventh Circuit review the class certification order. Based on examination of the remaining claims, the Company believes that they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.
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
During the three months ended March 31, 2013, the Company recorded an income tax provision of $2.2 million resulting in an effective tax rate of 1,396.8%. During the three months ended March 31, 2012, the Company recorded an income tax provision of $1.1 million resulting in an effective tax rate of 177.7%. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.
The exercise of certain stock options and the vesting of certain restricted stock awards during the three months ended March 31, 2013 and 2012, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
During the three months ended March 31, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As of December 31, 2012, the Company did not have additional paid-in capital related to windfall tax benefits. As such, shortfalls of$0.9 million have been included in income tax expense for the three months ended March 31, 2013. During the three months ended March 31, 2012, $0.1 million of shortfalls reduced additional paid-in capital and $0.1 million was included in income tax expense.
As of March 31, 2013 and December 31, 2012, the Company had a valuation allowance related to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2013 to determine the appropriate level of valuation allowance required against its deferred tax assets.
As of March 31, 2013 and December 31, 2012, the Company had unrecognized tax benefits of approximately $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2013 and December 31, 2012, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.7 million.
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
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of March 31, 2013 and December 31, 2012, the Plans provided for the issuance of a maximum of approximately 9.9 million shares and 8.5 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2013, the shares available for grant increased by 1,427,177 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of March 31, 2013, a total of 3,648,614 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.

A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	90,552	$4.38	2.99	851
Options granted	—	$—	—	—
Options exercised	(5,748)	$6.71	—	54
Options forfeited	—	$—	—	—
Options expired	—	$—	—	—
Options outstanding and exercisable at March 31, 2013	84,804	$4.22	2.40	1,065
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at March 31, 2013. As of March 31, 2013, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended March 31, 2013, 152,826 forfeited shares of restricted stock have been repurchased by the Company at no cost.

A summary of the status for nonvested stock awards as of March 31, 2013 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	1,969,710	466,824	2,436,534	$20.82
Granted	395,475	421,819	817,294	16.56
Vested	(931,539)	(147,602)	(1,079,141)	17.69
Forfeited	(152,826)	(100,744)	(253,570)	21.54
Nonvested at March 31, 2013	1,280,820	640,297	1,921,117	$20.67
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of March 31, 2013 was $32.2 million.
As of March 31, 2013, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $26.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.23 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 1,079,141 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended March 31, 2013, the Company repurchased 408,544 shares at an aggregate purchase price of approximately $6.7 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
At March 31, 2013, the Company had reserved for future issuance the following shares of common stock upon the exercise of options:

Common stock available for future issuances under the Plans	3,648,614
Common stock reserved for outstanding options and restricted stock units	725,101
4,373,715

10.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2013 and 2012 is set forth below:

	Three months ended March 31,
	2013	2012
	(In thousands)
United States	$48,559	$46,082
Europe	12,264	10,323
Canada	3,203	2,688
Other	4,822	3,182
Total Revenues	$68,848	$62,275

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	March 31, 2013	December 31, 2012
	(In thousands)
United States	$25,649	$24,810
Europe	5,122	5,477
Canada	315	291
Other	848	840
Total	$31,934	$31,418

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We provide leading, on-demand digital analytics that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. More specifically, we are an Internet technology company that measures what people do as they navigate the digital world, and we turn that information into insights and actions for our clients to maximize the value of their digital investments. One of the key elements of our products is our ability to effectively combine our proprietary comScore data (which we obtain via our global panel and census network) with our clients' own data. Our products provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we offer mobile operator analytics products that provide comprehensive marketing and customer care insight to the various mobile carriers worldwide. During the three months ended March 31, 2013, we provided service to over 2,200 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.
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
Our digital media measurement and analytics platforms are comprised of proprietary databases and a computational infrastructure that measures, analyzes and reports on digital activity worldwide. The foundation of our platform is data collected from our comScore panel of approximately two million Internet users worldwide who have granted us explicit permission to confidentially measure their Internet usage patterns, online and certain offline buying behavior and other activities. By applying advanced statistical methodologies to our panel data, we project consumers’ online behavior for the total online population and a wide variety of user categories. This panel information is complemented by our Unified Digital Measurement™ methodology which enables us to more accurately measure digital audiences. Our Unified Digital Measurement approach blends panel and census methodologies into products that provide a direct linkage and reconciliation between census and panel measurement. Our tagged network of global websites and apps is referred to as the comScore Census Network™, which has been built with a substantial infrastructure and technology that processes over 1.6 trillion events per month worldwide. We also provide products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. We also provide digital (web, apps, video, gaming, and other digital assets) and monetization analytics and innovative video measurement products.
We deliver our Analytics for a Digital World™ through a wide array of products organized around the following four major suites: audience analytics, advertising analytics, digital business analytics and mobile operator analytics. Our audience analytics products deliver digital media intelligence by providing an independent, third-party measurement of the size, behavior and characteristics of Internet users on multiple devices, such as TVs, PCs, smartphones and tablets as well as insight into the effectiveness of online advertising. Our core product offerings are built around our Media Metrix ™ product, but also include Video Metrix ™, Mobile Metrix ™, Plan Metrix ™ and Ad Metrix ™. As the Internet evolves, we are continually creating new solutions, such as Social Essentials, which provides insight into the audience size, composition, behavior and brand engagement of consumers reached by brands on Facebook. We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription based reports. Customers can access current and historical data and analyze this data anytime online.

Our advertising analytics products combine the proprietary information gathered from our comScore Census Network with the vertical industry expertise of comScore analysts to deliver digital marketing intelligence, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising analytics products include the AdEffx, ™ suite Media Planner 2.0 ™ and validated Campaign Essentials ™, which provide a solution for developing, executing and evaluating online advertising campaigns across multiple platforms, including TV, Web (Display and Video) and Mobile (Smartphones and Tablets). In August 2011, we acquired AdXpose, which provides advertisers and publishers with greater transparency in the quality, safety, and performance of their digital advertising campaigns by allowing them to verify and optimize billions of campaign data points captured in real-time. The combination of AdXpose with our Campaign Essentials product has enabled us to develop a new product we refer to as validated Campaign Essentials, or vCE, which provides intelligence regarding validated impressions, ads that are actually seen, shown in safe content and delivered to the right target audience. Our advertising analytics products are typically delivered on a monthly, quarterly or ad hoc basis.
Our digital business analytics products help organizations optimize the customer experience on their digital assets (websites, apps, video, etc.) and maximize return on digital media investments by allowing marketers to collect, view and distribute information tailored to their specific business requirements. Our digital business analytics platform is designed to integrate data from multiple sources including web, mobile, video and social media interactions. Our digital business analytics services are provided primarily through Digital Analytix ™ our SaaS based product that enables our customers to have access to all of their proprietary click stream data. Our digital business analytics platform is further enhanced by data obtained as part of our audience measurement efforts, and viewable on a quick turnaround basis. Customers can access our digital business analytics data sets and reports anytime online.
Our mobile operator analytics products suite connects mobile behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to mobile carriers worldwide. Our core software product, Subscriber Analytix ™, powered by XPLORE ™, provides mobile carriers with information on network optimization and capacity planning, customer experience, and market intelligence. Our mobile operator analytics platform is designed to integrate data from multiple sources including web and mobile interactions as well as customer relationship management, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online via our software-based delivery platform.
Brief Company History
Our company was founded in August 1999. In 2007, we completed our initial public offering. We have complemented our internal development initiatives with targeted acquisitions. In February 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our customers with actionable information to improve their creative and strategic messaging targeted against specific audiences. In July 2010, we acquired the outstanding stock of Nexius, Inc., a provider of software products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. In August 2010, we acquired the outstanding stock of Nedstat B.V., a provider of web analytics and innovative video measurement products based out of Amsterdam, Netherlands. In August 2011, we acquired all of the outstanding equity of AdXpose, Inc., a provider of digital advertising analytics products based out of Seattle, Washington. In the first quarter of 2013 we sold certain assets related to the ARS Non-Health Copy-Testing and Equity Tracking business.
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
Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 86% and 85% of total revenues in the three months ended March 31, 2013 and the full year 2012, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2012, our international revenues were $71.8 million, an increase of $11.8 million, or 20% over international revenues of $60.0 million for the year ended December 31, 2011. For the three months ended March 31, 2013, our international revenues were $20.3 million, an increase of $4.1 million, or 25% over international revenues of $16.2 million for the three months ended March 31, 2012. International revenues comprised approximately 30%, 28% and 26% of our total revenues for the three months ended March 31, 2013 and for the fiscal years ended December 31, 2012 and 2011, respectively.
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
In addition, we generate subscription-based revenues from survey products that we sell to our customers. In conducting our surveys, we generally use our global Internet user panel. After questionnaires are distributed to the panel members and completed, we compile their responses and then deliver our findings to the customer, who also has ongoing access to the survey response data as they are compiled and updated over time. This data includes responses and information collected from the actual survey questionnaires and can also include behavioral information that we passively collect from our panelists. If a customer has a history of purchasing survey products in each of the last four quarters, then we believe this indicates the surveys are being conducted on a recurring basis, and we classify the revenues generated from such survey products as subscription-based revenues. Our contracts for survey services typically include a fixed fee with terms that range from two months to one year.
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
Software Licenses
We generate subscription revenue through software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. We recognize software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, using either percentage-of-completion or the completed-contract method. Under the percentage-of-completion method, the Company uses the input method to measure progress, which is based on the ratio of costs incurred to date to total estimated costs at completion. The percentage-of-completion method is used when reliable estimates of progress and completion under the contract can be made. Under the completed-contract method, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. The completed-contract method is used when reliable estimates cannot be made or other terms under the contract require it. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately.
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
Our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Seasonality
Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter.

Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	32.8	32.8
Selling and marketing	35.5	34.3
Research and development	14.8	12.9
General and administrative	13.1	14.6
Amortization of intangible assets	3.1	3.7
Gain on asset disposition	(0.3)	—
Total expenses from operations	99.0	98.3
Income from operations	1.0	1.7
Interest and other (expense), net	(0.2)	(0.3)
Loss from foreign currency	(0.5)	(0.4)
Income before income tax (provision) benefit	0.3	1.0
Income tax (provision) benefit	(3.2)	(1.7)
Net income (loss) attributable to common stockholders	(2.9)%	(0.7)%
Three Months ended March 31, 2013 Compared to the Three Months ended March 31, 2012
Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)
Revenues	$68,848	$62,275	$6,573	10.6%
Total revenues increased by approximately $6.6 million, or approximately 10.6%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. We attribute the revenue growth to increased sales to our existing customer base coupled with a slight increase in revenue from new customers. Revenue from existing customers increased $4.6 million from $56.2 million for the three months ended March 31, 2012 to $60.8 million for the three months ended March 31, 2013, while revenue from new customers increased $1.9 million from $6.1 million for the three months ended March 31, 2012 to $8.0 million for the three months ended March 31, 2013.
We experienced continued revenue growth in subscription revenues, which increased by approximately $7.1 million during the three months ended March 31, 2013, from $52.3 million in the prior year period. This was partially offset by a decline in our project-based revenues, which decreased by approximately $0.6 million during the three months ended March 31, 2013, from $10.0 million in the prior year period.
Revenues from U.S customers were $48.5 million for the three months ended March 31, 2013, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $20.3 million for the three months ended March 31, 2013, or approximately 30% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $4.1 million, comprised primarily of increases of $1.9 million in Europe, $0.8 million in Asia, $0.5 million in Canada and $0.5 million in Latin America during the three months ended March 31, 2013 as compared to the prior year period.
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
Our total operating expenses increased by approximately $7.0 million, or approximately 11%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $4.3 million associated with our increased headcount, increased rent and other facility or facility related costs and depreciation expense of $1.1 million, increased severance costs of $0.9 million associated with a reduction in force that occurred in the first quarter of 2013, increased panel recruitment costs of $0.5 million associated with new panels in the UK and Spain, and increased commissions of $0.5 million associated with our increased level of bookings, partially offset by the gain of $0.2 million associated with the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business.
Cost of Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)
Cost of revenues	$22,554	$20,401	$2,153	10.6%
As a percentage of revenues	32.8%	32.8%
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
Cost of revenues increased by approximately $2.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $0.6 million associated with our increased headcount, increased panel recruitment costs of $0.5 million associated with new panels in the UK and Spain, increased rent and other facility or facility related costs and depreciation expense of $0.4 million, increased severance costs of $0.3 million associated with a reduction in force that occurred in the first quarter of 2013 and an increase of $0.3 million related to the usage of third-party providers for support related to our data collection efforts.
Cost of revenues remained constant as a percentage of revenues during the three months ended March 31, 2013 as compared to the same period in 2012.
Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)
Selling and marketing	$24,458	$21,345	$3,113	14.6%
As a percentage of revenues	35.5%	34.3%
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
Selling and marketing expenses increased by $3.1 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.8 million, increased stock-based compensation of $0.6 million associated with our increased headcount as well as a decision to pay certain sales related bonuses with our common stock, and increased commissions of $0.5 million associated with the timing of our increased level of bookings.
Selling and marketing expenses increased slightly as a percentage of revenues during the three months ended March 31, 2013 as compared to the same period in 2012, due to increased infrastructure costs in anticipation of future sales growth in 2013.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)
Research and development	$10,223	$8,036	$2,187	27.2%
As a percentage of revenues	14.8%	12.9%
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
Research and development expenses increased $2.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.4 million associated with a reallocation of resources to focus on the development of new products.
Research and development expenses increased as a percentage of revenues for the three months ended March 31, 2013 as compared to the same periods in 2012, due to the increase in the allocation of resources to research and development activities.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)
General and administrative	$9,012	$9,106	$(94)	(1.0)%
As a percentage of revenues	13.1%	14.6%
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
General and administrative expenses decreased by $0.1 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease is primarily attributable to a reduction in stock-based compensation of $1.1 million associated with a reduction in awards made to senior management. This decrease was partially offset by an increase of $0.5 million primarily attributable to increased expenditures for employee salaries, benefits and related costs associated with our increased headcount, and increased professional fees of $0.4 million associated with various corporate initiatives.
General and administrative expenses decreased as a percentage of revenues during the three months ended March 31, 2013 as compared to the same periods in 2012, due to the overall reduction in costs coupled with the increase in revenues.

Amortization Expense

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)
Amortization expense	$2,151	$2,320	$(169)	(7.3)%
As a percentage of revenues	3.1%	3.7%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.2 million during the three months ended March 31, 2013, respectively, as compared to the three months ended March 31, 2012 due principally to the sale of certain intangible assets associated with the ARS Non-Health Copy-Testing and Equity Tracking business.
Gain on Asset Disposition
During the three months ended March 31, 2013, we completed the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business. In connection with the disposition, we will receive total proceeds of $1.0 million in cash, with $0.25 million received at closing on March 18, 2013 and $0.75 million placed in escrow, which will be received in three equal quarterly payments beginning June 30, 2013 and ending on December 31, 2013. In addition, we entered into a license agreement in which we will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to our Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that we will continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and have therefore not eliminated the operations and cash flows of the ARSgroup, we have concluded that the disposition does not qualify for presentation as discontinued operations. In connection with this transaction we recorded a gain on the disposition of $0.2 million.
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
Interest and other income (expense), net for the three months ended March 31, 2013 and 2012 resulted in net expense of $0.2 million.
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
We recorded transaction losses of $0.3 million during the three months ended March 31, 2013 and the three months ended March 31, 2012, due to our continued international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.

Provision for Income Taxes
During the three months ended March 31, 2013 and 2012, we recorded income tax provisions of $2.2 million and $1.1 million, respectively. The tax provision for the three months ended March 31, 2013 was attributable to current and deferred tax expense of $0.4 million and $1.8 million, respectively. The tax provision for the three months ended March 31, 2012 was attributable to current and deferred tax expense of $0.2 million and $0.9 million, respectively. These amounts include $1.0 million and $0.2 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three months ended March 31, 2013 and 2012, respectively. Also, included in the tax provision for three months ended March 31, 2013 is $0.1 million of tax expense related to the gain on the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$18,420	$11,334
Net cash used in investing activities	(1,395)	(607)
Net cash used in financing activities	(4,890)	(6,962)
Effect of exchange rate changes on cash	(161)	575
Net increase in cash and cash equivalents	$11,974	$4,340
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of March 31, 2013, our principal sources of liquidity consisted of $73.7 million in cash, the majority of which represents cash generated from operating activities. During the three months ended March 31, 2013, we also borrowed approximately $4.0 million under our revolving credit facility. As of March 31, 2013, $10.0 million of the $73.7 million in cash on hand is held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if management were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
On June 30, 2011, we entered into a secured credit and security agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) for a two-year, $50.0 million secured revolving credit facility (the “Revolving Credit Facility”). The agreement includes a maximum $7.0 million sublimit for a euro loan facility and a $10.0 million sublimit for the issuance of letters of credit. The maturity date of the Revolving Credit Facility has been extended to September 30, 2013. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which will range from 1.75% to 2.75%, based on our funded debt ratio. We and each of our material, wholly-owned subsidiaries entered into a Security Agreement in favor of Bank of America (the “Security Agreement”). Pursuant to the Security Agreement, the obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our assets.
Under the terms of the Revolving Credit Facility, we are restricted from paying dividends and incurring certain indebtedness, among other restrictive covenants. We continue to be in full compliance with all covenants contained in the Revolving Credit Facility.

As of March 31, 2013 €3.0 million (or approximately $3.8 million) is outstanding under the terms of our Revolving Credit Facility. We borrowed these funds to pay down certain short-term intercompany loans in order to minimize the potential impact of foreign exchange rate fluctuations. We anticipate paying this borrowing off later in 2013 from cash provided by operating cash flows.
We maintain letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of March 31, 2013, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $18.4 million of net cash from operating activities during the three months ended March 31, 2013. Our cash flows from operations were driven by our net loss of $2.0 million, offset by $13.5 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $1.9 million decrease in accounts receivable associated with enhanced collection activities, a $5.5 million increase in deferred revenues associated with cash received prior to the recording of revenue, and a $1.0 million increase in deferred rent. Cash flows from operations were negatively impacted by a $1.4 million decrease in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses paid in the first quarter of the year and professional fees accrued as of December 31, 2012.
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
We used $1.4 million of net cash in investing activities during the three months ended March 31, 2013. Our cash used for investing activities was driven by the use of $1.6 million of net cash associated with the purchase of property and equipment to maintain and expand our technology infrastructure, offset slightly by $0.2 million in proceeds from the disposition of the ARS Business.
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

Financing Activities
We used $4.9 million of cash during the three months ended March 31, 2013 for financing activities. This included $6.7 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $2.2 million to make payments on our capital lease obligations. During the three months ended March 31, 2013, we received $4.0 million in financing activities related to borrowings under our revolving credit facility. We borrowed these funds to pay down certain short-term intercompany loans in order to minimize the potential impact of foreign exchange rate fluctuations. We anticipate paying this borrowing off later in 2013 from cash provided by operating cash flows.
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
During the three months ended March 31, 2013, we entered into a $10.0 million lease financing arrangement with Banc of America Leasing & Capital, LLC. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the three months ended March 31, 2013 we incurred $1.3 million of additional borrowings under such financing arrangement. As of March 31, 2013, we have total borrowings under this arrangement and other preceding arrangements with Banc of America of approximately $10.1 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments under the combined arrangements are approximately $6.1 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of March 31, 2013, we have total borrowings under these arrangements of $5.0 million
As of March 31, 2013, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A. The revolving credit agreement has been extended to September 30, 2013. As of March 31, 2013 €3.0 million (or approximately $3.8 million) is outstanding under the terms of our revolving credit facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of March 31, 2013, our cash reserves were maintained in bank deposit accounts totaling $73.7 million.
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
Interest Rate Sensitivity
As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $73.7 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates changed by 1% during the three months ended March 31, 2013, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Except as described below, we are not presently a party to any pending legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse impact on our consolidated results of operations, cash flows or financial position.
Privacy Class Action Litigation
On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  We have filed a petition requesting the United States Court of Appeals for the Seventh Circuit review the class certification order. Based on examination of the remaining claims, we believe that they are without merit, and we intend to vigorously protect and defend ourselves.

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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 86% and 85% of our revenues during the three months ended March 31, 2013 and the full year 2012, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, acquisitions will generally result in us recognizing significant amounts of intangible assets. If we experience significant declines in operating results associated with past, or future, acquisitions, and the anticipated benefits of an acquisition is not expected to materialize, we may be required to perform impairment testing of our long-lived assets, and ultimately may be required to record an impairment charge. For example, we recorded an impairment charge of $3.3 million during the year ended December 31, 2012 relating to value of intangible assets associated with the 2010 acquisition of ARS.
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
Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, regulatory scrutiny, and potential class action lawsuits. Media coverage and public discourse initiated by lawmakers and regulators have increased the sensitivity of consumers to the collection or use of personal information and online usage information, especially through the use of third party cookies, and the possibility of an unauthorized use or disclosure of this information may create negative public reaction related to our business practices. A shift in public acceptance of measurement technologies such as third party cookies may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, uninstall our software or pursue actions against us for damages. For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on our review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the three months ended March 31, 2013 and the years ended December 31, 2012 and 2011, we derived approximately 22%, 22% and 26%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the three months ended March 31, 2013 and the years ended December 31, 2012 and 2011, we derived approximately 8%, 8% and 10%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. During the three months ended March 31, 2013, the average U.S. Dollar to euro exchange rate was approximately $1.0 to €0.76. There can be no guarantee that exchange rates will remain constant over the long-term.
Conditions and changes in the national and global economic environment may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth slowed in the middle of 2012 and may continue to be slow through the remainder of 2013 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs, Federal government budget uncertainties in the United States anticipated and increased concerns about economic slowdown in Asia, particularly in China. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,103 employees as of March 31, 2013 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.
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
Although we have generated profits in prior periods, we incurred a net loss of $11.8 million for the year ended December 31, 2012. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. For the three months ended March 31, 2013, we incurred a net loss of $2.0 million. As of March 31, 2013, we had an accumulated deficit of $82.9 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of March 31, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $43.3 million and $40.1 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
We host our products and serve all of our customers from data center facilities located throughout the United States and Europe. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreements for our various data center facilities expire at various dates through March 2018. We believe that we have good relationships with our data center facility vendors and believe that we will be able to renew, or find alternative data center facilities, at commercially reasonable terms. Although we are not substantially dependent on our data center facilities because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
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

As of March 31, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $43.3 million and $40.1 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, as of March 31, 2013 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $31.1 million, which will begin to expire in 2013.
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
As of March 31, 2013, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Spain, Australia, the Czech Republic and the Netherlands and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $50.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of March 31, 2013 €3.0 million (or approximately $3.8 million) is outstanding under the terms of the Company’s Revolving Credit Facility. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2013
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2013, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2013	39,881	$11.35	—	—
February 1 — February 28, 2013	240,945	$14.35	—	—
March 1 — March 31, 2013	280,544	$9.88	—	—
Total	561,370		—	—

(1)
The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended March 31, 2013, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 — January 31, 2013	7,076	$—
February 1 — February 28, 2013	26,150	$—
March 1 — March 31, 2013	119,600	$—
Total	152,826
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2013, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 — January 31, 2013	32,805	$13.80
February 1 — February 28, 2013	214,795	$16.10
March 1 — March 31, 2013	160,944	$17.22
Total	408,544
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

On April 30, 2013, the Compensation Committee of our Board of Directors approved a policy authorizing incentive compensation for our named executive officers during our 2013 fiscal year. A summary of such action taken by the Compensation Committee is filed with this report as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits
The exhibits listed on the Exhibit Index attached hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: May 3, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit Document
2.1(1)
Asset Purchase Agreement, dated as of March 4, 2013, by and among comScore, Inc., RSC The Quality Measurement Company (collectively the Seller Parties), MSW.ARS LLC (the Buyer) and MSW Research, Inc. (the Guarantor). * (Exhibit 2.1)

2.2(1)
Amendment to Asset Purchase Agreement, dated as of March 15, 2013, by and among comScore, Inc., RSC The Quality Measurement Company (collectively the Seller Parties), MSW.ARS LLC (the Buyer) and MSW Research, Inc. (the Guarantor). * (Exhibit 2.2)

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(2)
Warrant to purchase 24,375 shares of common stock, dated July 31, 2002 (Exhibit 4.10 (Originally titled “Warrant to purchase 108,382 shares of Series D Convertible Preferred Stock, dated July 31, 2002”))

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Summary of 2013 Named Executive Officer Incentive Compensation Policy

101 (3)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)
Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, filed March 21, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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