Form 10-Q/A
period 2013-03-31
COMSCORE, INC.
filed 2013-05-13
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (this "Amendment") to Quarterly Report of Form 10-Q for comScore, Inc. (the "Company") for the period ended March 31, 2013 originally filed with the Securities and Exchange Commission on May 3, 2013, (the "Original Filing") is to file the correct versions of Exhibit 31.1: Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Exhibit 31.2: Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and furnish correct versions of Exhibit 32.1: Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act and Exhibit 32.2: Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (collectively, the "Certifications"). The Certifications were included in Item 6 of the Original Form 10-Q, but they inadvertently referenced the Company's Annual Report on Form 10-K rather than the Original Filing due to a clerical error. The Certifications were otherwise prepared timely and accurately and were appropriately reviewed and signed prior to the Original Filing but for the aforementioned clerical error.
Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, the Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

/s/ Kenneth J. Tarpey
Kenneth J. Tarpey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: May 13, 2013

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