Form 10-Q
period 2013-06-30
COMSCORE, INC.
filed 2013-07-30
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
(703) 438-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2013, there were 35,659,293 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,770	$61,764
Accounts receivable, net of allowances of $1,364 and $1,117, respectively	61,122	68,348
Prepaid expenses and other current assets	7,635	8,877
Deferred tax assets	10,759	9,940
Total current assets	165,286	148,929
Property and equipment, net	33,696	31,418
Other non-current assets	664	414
Long-term deferred tax assets	8,275	12,065
Intangible assets, net	36,229	40,759
Goodwill	102,158	102,900
Total assets	$346,308	$336,485
Liabilities and Equity
Current liabilities:
Borrowings under revolving credit facility	$1,952	$—
Accounts payable	5,677	7,229
Accrued expenses	25,576	24,409
Deferred revenues	80,235	80,824
Deferred rent	969	807
Deferred tax liabilities	—	17
Capital lease obligations	8,583	8,020
Total current liabilities	122,992	121,306
Deferred rent, long-term	11,553	10,096
Deferred revenue, long-term	852	1,715
Deferred tax liabilities, long-term	—	130
Capital lease obligations, long-term	9,574	6,478
Other long-term liabilities	1,062	1,117
Total liabilities	146,033	140,842
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2013 and December 31, 2012; 35,659,526 shares issued and 35,636,089 outstanding as of June 30, 2013 and 35,679,430 shares issued and outstanding at December 31, 2012, respectively	36	36
Additional paid-in capital	283,297	274,622
Accumulated other comprehensive income	699	1,825
Accumulated deficit	(83,261)	(80,840)
Treasury stock, at cost, 23,437 and 0 shares as of June 30, 2013 and December 31, 2012, respectively	(496)	—
Total stockholders’ equity	200,275	195,643
Total liabilities and stockholders’ equity	$346,308	$336,485

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$69,911	$60,291	$138,759	$122,566
Cost of revenues (excludes amortization of intangible assets) (1)	21,610	20,371	44,164	40,772
Selling and marketing (1)	25,491	22,235	49,949	43,580
Research and development (1)	9,803	8,267	20,026	16,303
General and administrative (1)	11,238	9,725	20,250	18,831
Amortization of intangible assets	1,936	2,302	4,087	4,622
Impairment of intangible assets	—	3,349	—	3,349
Gain on asset disposition	—	—	(210)	—
Settlement of litigation	(1,160)	—	(1,160)	—
Total expenses from operations	68,918	66,249	137,106	127,457
Income (loss) from operations	993	(5,958)	1,653	(4,891)
Interest and other (expense), net	(168)	(169)	(332)	(367)
Gain (loss) from foreign currency	93	(304)	(247)	(567)
Income (loss) before income tax provision	918	(6,431)	1,074	(5,825)
Income tax provision	(1,316)	(156)	(3,495)	(1,233)
Net loss	$(398)	$(6,587)	$(2,421)	$(7,058)
Net loss available to common stockholders per common share:
Basic	(0.01)	(0.20)	$(0.07)	$(0.21)
Diluted	(0.01)	(0.20)	$(0.07)	$(0.21)
Weighted-average number of shares used in per share calculation - common stock:
Basic	34,414,301	33,189,994	34,317,569	32,991,299
Diluted	34,414,301	33,189,994	34,317,569	32,991,299

Comprehensive (loss) income:
Net loss	$(398)	$(6,587)	$(2,421)	$(7,058)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(306)	(2,304)	(1,126)	(684)
Total comprehensive (loss) income	$(704)	$(8,891)	$(3,547)	$(7,742)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$832	$653	$1,548	$1,204
Selling and marketing	$3,219	$3,001	$6,032	$5,184
Research and development	$602	$485	$1,216	$890
General and administrative	$2,493	$2,200	$3,349	$4,151
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Stockholders’ Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	34,015,434	$34	$258,967	$617	$(69,051)	$—	$190,567
Net loss	—	—	—	—	(7,058)	—	(7,058)
Foreign currency translation adjustment	—	—	—	(684)	—	—	(684)
Exercise of common stock options	29,572	—	76	—	—	—	76
Exercise of common stock warrants	19,895	—	—	—	—	—	—
Issuance of restricted stock	1,457,567	1	(1)	—	—	—	—
Restricted stock cancelled	(122,740)	—	—	—	—	—	—
Restricted stock units vested	100,629	—	—	—	—	—	—
Common stock received for tax withholding	(268,562)	—	(6,030)	—	—	—	(6,030)
Stock based compensation	—	—	13,656	—	—	—	13,656
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	—	(51)
Balance at June 30, 2012	35,231,795	35	$266,617	$(67)	$(76,109)	$—	$190,476

Balance at December 31, 2012	35,679,430	$36	$274,622	$1,825	$(80,840)	$—	$195,643
Net loss	—	—	—	—	(2,421)	—	(2,421)
Foreign currency translation adjustment	—	—	—	(1,126)	—	—	(1,126)
Exercise of common stock options	22,161	—	91	—	—	—	91
Issuance of restricted stock	404,923	—	—	—	—	—	—
Restricted stock cancelled	(174,746)	—	—	—	—	—	—
Restricted stock units vested	157,101	—	—	—	—	—	—
Common stock received for tax withholding	(429,343)	—	(7,048)	—	—		(7,048)
Repurchase of common stock	(23,437)	—	—	—	—	(496)	(496)
Stock based compensation	—	—	15,632	—	—	—	15,632
Balance at June 30, 2013	35,636,089	$36	$283,297	$699	$(83,261)	$(496)	$200,275
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2013	2012
Operating activities
Net loss	$(2,421)	$(7,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,156	6,922
Amortization of intangible assets	4,087	4,622
Impairment of intangible assets	—	3,349
Provision for bad debts	582	878
Stock-based compensation	12,145	11,429
Amortization of deferred rent	61	188
Deferred tax provision	2,702	8,255
(Gain) Loss on asset disposal	(222)	(33)
Changes in operating assets and liabilities:
Accounts receivable	6,179	6,507
Prepaid expenses and other current assets	1,200	(8,179)
Accounts payable, accrued expenses, and other liabilities	2,924	(6,335)
Deferred revenues	(1)	3,712
Deferred rent	1,590	—
Net cash provided by operating activities	36,982	24,257

Investing activities
Proceeds from asset disposition	160	—
Purchase of property and equipment	(2,315)	(3,027)
Net cash used in investing activities	(2,155)	(3,027)

Financing activities
Proceeds from the exercise of common stock options	91	76
Repurchase of common stock (withholding taxes)	(7,048)	(6,030)
Repurchase of common stock (treasury shares)	(496)	—
Principal payments on capital lease obligations	(4,624)	(3,289)
Proceeds from financing arrangements	3,941	—
Principal payments on financing arrangements	(1,971)	—
Net cash used in financing activities	(10,107)	(9,243)
Effect of exchange rate changes on cash	(714)	238
Net increase in cash and cash equivalents	24,006	12,225
Cash and cash equivalents at beginning of period	61,764	38,071
Cash and cash equivalents at end of period	$85,770	$50,296

Supplemental cash flow disclosures
Interest paid	$277	$386
Income taxes paid	$704	$402
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$8,314	$2,449
Accrued capital expenditures	$1,021	$—
Leasehold improvements acquired through lease incentives	$1,590	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 20, 2013 with the SEC. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013 or thereafter. All references to June 30, 2013 and 2012 or to the three and six months ended June 30, 2013 and 2012 in the notes to the consolidated interim financial statements are unaudited.

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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. During the first quarter of 2013, certain intangible assets acquired were measured at fair value using significant unobservable inputs (Level 3) as described in Note 3. During the six months ended June 30, 2013, the Company recorded these assets as follows:

Fair Value Measurements Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Long-lived assets held and used	$1,182			$1,182	$—
During the three and six months ended June 30, 2012 certain intangible assets were measured at fair value using significant unobservable inputs (Level 3). The Company recorded an impairment charge of $3.3 million pertaining to these assets as follows:

Fair Value Measurements Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
		(Level 1)	(Level 2)	(Level 3)	(Losses)
Description	(In thousands)
Long-lived assets held and used	$2,500			$2,500	$(3,349)

Cash and Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts. The Company maintains cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Interest income on investments and excess cash balances was a nominal amount for the three and six months ended June 30, 2013 and 2012.
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
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company recorded an impairment charge of $3.3 million related to certain intangible assets.
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
The Company incurred a foreign currency transaction gain of $0.1 million and a loss of $0.2 million for the three and six months ended June 30, 2013, respectively, and foreign currency transaction losses of $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound and various currencies in Latin America.
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
The Company accounts for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used. During the three and six months ended June 30, 2013 the Company recognized $0.3 million and $0.7 million in revenue related to nonmonetary transactions. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three and six months ended June 30, 2013, the Company recognized $0.4 million and $0.9 million in expense related to nonmonetary transactions.
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
On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors. The weighted-average shares outstanding-common stock has been adjusted downward for share repurchases made during the three months ended June 30, 2013. See Footnote 10 for more information pertaining to the Company's share repurchases.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Net loss	$(398)	$(6,587)	$(2,421)	$(7,058)
Net loss per share - common stock:
Basic	$(0.01)	$(0.20)	$(0.07)	$(0.21)
Diluted	$(0.01)	$(0.20)	$(0.07)	$(0.21)
Weighted-average shares outstanding-common stock, basic and dilutive	34,414,301	33,189,994	34,317,569	32,991,299
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options and restricted stock	1,057,468	1,846,906	1,309,432	1,460,557
Common stock warrants	—	—	—	6,003
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
In connection with the disposition, the Company will receive total proceeds of $1.0 million in cash, with $0.25 million received at closing on March 18, 2013, net of advisory fees, and $0.75 million placed in escrow, which will be received in three equal quarterly payments beginning June 30, 2013 and ending on December 31, 2013. The first payment scheduled for June 30, 2013 has been received. In addition, the Company entered into a license agreement in which it will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that the Company will continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and has therefore not eliminated the operations and cash flows of the ARSgroup, management has concluded that the disposition does not qualify for presentation as discontinued operations.
As a result of the disposition, during the three months ended March 31, 2013, the Company recorded a gain on the Disposition of $0.2 million, determined as follows (in thousands):

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210

4.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the six months ended June 30, 2013 is as follows (in thousands):

Balance as of December 31, 2012	$102,900
Goodwill allocated to ARS disposition	(289)
Translation adjustments	(453)
Balance as of June 30, 2013	$102,158

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$7,617	$(4,651)	$2,966	$8,412	$(4,372)	$4,040
Customer relationships	34,808	(12,723)	22,085	35,766	(11,230)	24,536
Panel	1,606	(1,167)	439	1,639	(1,073)	566
Intellectual property	13,558	(3,220)	10,338	13,571	(2,459)	11,112
Trade names	2,819	(2,418)	401	4,153	(3,648)	505
	$60,408	$(24,179)	$36,229	$63,541	$(22,782)	$40,759
Amortization expense related to intangible assets was approximately $1.9 million and $4.1 million for the three and six months ended June 30, 2013, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2012, respectively.

The weighted average remaining amortization period by major asset class as of June 30, 2013, is as follows:

(In years)
Acquired methodologies/technology	2.3
Customer relationships	6.4
Panel	1.9
Intellectual property	7.9
Trade names	2.0

The estimated future amortization of acquired intangible assets as of June 30, 2013 is as follows:

(In thousands)
2013	$3,825
2014	7,535
2015	6,539
2016	5,258
2017	4,227
Thereafter	8,845
$36,229

5.	Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Payroll and related	$8,006	$5,556
Income, sales and other taxes	2,790	2,733
Cost of revenues	5,817	4,892
Professional fees	1,577	1,333
Stock-based compensation	3,285	6,652
Other	4,101	3,243
	$25,576	$24,409

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize approximately $10.0 million as of June 30, 2013 for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to February 26, 2014. The amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2013	$5,338
2014	7,268
2015	5,164
2016	1,400
2017	36
Total minimum lease payments	19,206
Less amount representing interest	(1,049)
Present value of net minimum lease payments	18,157
Less current portion	8,583
Capital lease obligations, long-term	$9,574
During the six months ended June 30, 2013 and 2012, the Company acquired $7.8 million and $2.4 million, respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
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
As of June 30, 2013, €1.5 million (or approximately $2.0 million) is outstanding under the terms of the Company’s Revolving Credit Facility.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of June 30, 2013, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2013	$4,554
2014	9,543
2015	9,654
2016	9,748
2017	9,584
Thereafter	36,771
Total minimum lease payments	$79,854
Total rent expense, under non-cancellable operating leases, was $2.2 million and $4.4 million for the three and six months ended June 30, 2013, respectively, and $2.1 million and $3.9 million for the three and six months ended June 30, 2012, respectively.
Contingencies
During the three months ended June 30, 2013 the Company settled certain patent litigation lawsuits that we initiated against certain third-parties. The Company recognized a net gain of $1.2 million during the three months ended June 30, 2013 related to these settlements.
On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  Merits based discovery is underway and expected to continue through calendar year 2013. Based on examination of the remaining claims, the Company believes that they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.
From time to time, the Company is exposed to asserted and unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of these matters will not materially affect the Company’s consolidated financial position or results of operations.

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
During the three and six months ended June 30, 2013, the Company recorded an income tax provisions of $1.3 million and $3.5 million resulting in a effective tax rates of 143.4% and 325.4%, respectively. During the three and six months ended June 30, 2012, the Company recorded income tax provisions of $0.1 million and $1.2 million resulting in effective tax rates of 2.4% and 21.2%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.

The exercise of certain stock options and the vesting of certain restricted stock awards during the three and six months ended June 30, 2013 and 2012, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
During the three and six months ended June 30, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As of December 31, 2012, the Company did not have additional paid-in capital related to windfall tax benefits. As such, shortfalls of $0.1 million and $1.0 million have been included in income tax expense for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, $0.0 million and $0.1 million of shortfalls reduced additional paid-in capital and $0.1 million and $0.3 million of the shortfalls was included in income tax expense.
As of June 30, 2013 and December 31, 2012, the Company had a valuation allowance related to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2013 to determine the appropriate level of valuation allowance required against its deferred tax assets.
As of June 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits of approximately $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013 and December 31, 2012, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.7 million.
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
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of June 30, 2013 and December 31, 2012, the Plans provided for the issuance of a maximum of approximately 9.9 million shares and 8.5 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2013, the shares available for grant increased by 1,427,177 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of June 30, 2013, a total of 3,218,714 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.

A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	90,552	$4.38	2.99	851
Options granted	—	$—
Options exercised	(22,161)	$4.12		311
Options forfeited	—	$—
Options expired	(255)	$9.73
Options outstanding and exercisable at June 30, 2013	68,136	$4.45	2.48	1,359
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at June 30, 2013. As of June 30, 2013, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended June 30, 2013, 21,920 forfeited shares of restricted stock have been repurchased by the Company at no cost.
A summary of the status for nonvested stock awards as of June 30, 2013 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	1,969,710	466,824	2,436,534	$20.82
Granted	404,923	887,671	1,292,594	18.66
Vested	(979,752)	(157,101)	(1,136,853)	17.64
Forfeited	(174,746)	(123,969)	(298,715)	21.19
Nonvested at June 30, 2013	1,220,135	1,073,425	2,293,560	$21.13
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of June 30, 2013 was $55.9 million.
As of June 30, 2013, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $32.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.29 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 57,712 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended June 30, 2013, the Company repurchased 20,799 shares at an aggregate purchase price of approximately $0.4 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.

Shares Reserved for Issuance
At June 30, 2013, the Company had reserved for future issuance the following shares of common stock upon the exercise of options:

Common stock available for future issuances under the Plans	3,218,714
Common stock reserved for outstanding options and restricted stock units	1,141,561
4,360,275

10.	Share Repurchases

On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock and presented as a deduction from Stockholder's Equity. Cash paid for share repurchases for the three months ended June 30, 2013, under the recently announced share repurchase program, was as follows:

Three Months Ended June 30, 2013
(Amounts in millions, except share and per share data)
Total number of shares repurchased	23,437
Average price paid per share	$21.11
Total share repurchases	$0.5

11.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2013 and 2012 is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
United States	$49,456	$42,446	$98,015	$88,528
Europe	11,658	10,589	23,922	20,912
Canada	3,156	2,819	6,359	5,507
Other	5,641	4,437	10,463	7,619
Total Revenues	$69,911	$60,291	$138,759	$122,566

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	June 30, 2013	December 31, 2012
	(In thousands)
United States	$27,751	$24,810
Europe	4,869	5,477
Canada	288	291
Other	788	840
Total	$33,696	$31,418

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We provide leading, on-demand digital analytics that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. More specifically, we are an Internet technology company that measures what people do as they navigate the digital world, and we turn that information into insights and actions for our clients to maximize the value of their digital investments. One of the key elements of our products is our ability to effectively combine our proprietary comScore data (which we obtain via our global panel and census network) with our clients' own data. Our products provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we offer mobile operator analytics products that provide comprehensive marketing and customer care insight to the various mobile carriers worldwide. During the three months ended June 30, 2013, we provided services to over 2,200 customers worldwide with our broad geographic base of employees located in 32 locations in 23 countries.
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
Brief Company History
Our company was founded in August 1999. In 2007, we completed our initial public offering. We have complemented our internal development initiatives with targeted acquisitions. In February 2010, we acquired the outstanding stock of ARSgroup, Inc. to expand our ability to provide our customers with actionable information to improve their creative and strategic messaging targeted to specific audiences. In July 2010, we acquired the outstanding stock of Nexius, Inc., a provider of software products to the large mobile networks that deliver network analysis focused on the experience of wireless subscribers, as well as network intelligence with respect to performance, capacity and configuration analytics. In August 2010, we acquired the outstanding stock of Nedstat B.V., a provider of web analytics and innovative video measurement products based in Amsterdam, Netherlands. In August 2011, we acquired all of the outstanding equity of AdXpose, Inc., a provider of digital advertising analytics products based in Seattle, Washington. In the first quarter of 2013 we sold certain assets related to the ARS Non-Health Copy-Testing and Equity Tracking business.
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
As a result of economic events such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector, political uncertainty in the Middle East, and concerns regarding the eurozone, the direction and relative strength of the U.S. and global economies have become somewhat uncertain in recent periods. During 2011 and 2012, a limited number of our current and potential customers ceased, delayed or reduced renewals of existing subscriptions and purchases of new or additional services and products, presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Since these negative economic events began in 2008, we continued to add net new customers each year and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed each year.

Notwithstanding our performance during these macroeconomic trends, if economic recovery slows or economic conditions deteriorate, our operating results could be adversely affected in coming periods.
Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 86% and 85% of total revenues in the six months ended June 30, 2013 and the full year 2012, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2012, our international revenues were $71.8 million, an increase of $11.8 million, or 20% over international revenues of $60.0 million for the year ended December 31, 2011. For the six months ended June 30, 2013, our international revenues were $40.8 million, an increase of $6.7 million, or 20% over international revenues of $34.1 million for the six months ended June 30, 2012. International revenues comprised approximately 29%, 28% and 26% of our total revenues for the six months ended June 30, 2013 and for the fiscal years ended December 31, 2012 and 2011, respectively.
We anticipate that revenues from our U.S. customers will continue to constitute a substantial portion of our revenues in coming periods, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.
Subscription Revenues
We generate a significant portion of our subscription-based revenues from our Media Metrix product suite. Products within the Media Metrix suite include Media Metrix 360, Media Metrix, Plan Metrix, World Metrix, Video Metrix and Ad Metrix. These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our web site, have access to our database and can generate reports anytime.
We also generate subscription-based revenues from certain reports and analyses provided through our customer research products, if that work is procured by customers on a recurring basis. Through our customer research products, we deliver digital marketing intelligence relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues” below.
In addition, we generate subscription-based revenues from survey products that we sell to our customers. In conducting our surveys, we generally use our global Internet user panel. After questionnaires are distributed to the panel members and completed, we compile their responses and then deliver our findings to the customer, who also has ongoing access to the survey response data as they are compiled and updated over time. This data includes responses and information collected from the actual survey questionnaires and can also include behavioral information that we passively collect from our panelists. If a customer has a history of purchasing survey products in each of the last four quarters, we believe this indicates the surveys are being conducted on a recurring basis, and we classify the revenues generated from such survey products as subscription-based revenues. Our contracts for survey services typically include a fixed fee with terms that range from two months to one year.
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
Seasonality
Historically, a slightly higher percentage of our customers have renewed their subscription products with us during the fourth quarter than in other quarters.

Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.9	33.8	31.8	33.3
Selling and marketing	36.5	36.9	36.0	35.6
Research and development	14.0	13.7	14.4	13.3
General and administrative	16.1	16.1	14.6	15.4
Amortization of intangible assets	2.8	3.8	2.9	3.8
Impairment of intangible assets	—	5.6	—	2.7
Gain on asset disposition	—	—	(0.2)	—
Settlement of litigation	(1.7)	—	(0.7)	—
Total expenses from operations	98.6	109.9	98.8	104.1
Income from operations	1.4	(9.9)	1.2	(4.1)
Interest and other (expense), net	(0.2)	(0.3)	(0.2)	(0.3)
Loss from foreign currency	0.1	(0.5)	(0.2)	(0.5)
Income before income tax (provision) benefit	1.3	(10.7)	0.8	(4.9)
Income tax (provision) benefit	(1.9)	(0.3)	(2.5)	(1.0)
Net income (loss) attributable to common stockholders	(0.6)%	(11.0)%	(1.7)%	(5.9)%
Three and Six Months period ended June 30, 2013 Compared to the Three and Six Months period ended June 30, 2012
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Revenues	$69,911	$60,291	$9,620	16.0%	$138,759	$122,566	$16,193	13.2%
Total revenues increased by approximately $9.6 million, or approximately 16.0%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. We attribute the revenue growth to increased sales to our existing customer base coupled with a slight increase in revenue from new customers. Revenue from existing customers increased $8.8 million from $53.7 million for the three months ended June 30, 2012 to $62.5 million for the three months ended June 30, 2013, while revenue from new customers increased $0.8 million from $6.6 million for the three months ended June 30, 2012 to $7.4 million for the three months ended June 30, 2013.
We experienced continued growth in subscription revenues, which increased by approximately $7.7 million during the three months ended June 30, 2013, from $51.8 million in the prior year period. We also experienced growth in our project revenues, which increased by approximately $1.9 million during the three months ended June 30, 2013, from $8.5 million in the prior year period.
Revenues from U.S customers were $49.4 million for the three months ended June 30, 2013, or approximately 71% of total revenues, while revenues from customers outside of the U.S. was $20.5 million for the three months ended June 30, 2013, or approximately 29% of total revenues. Our focus on organic growth efforts in international markets resulted in a $2.7 million increase in international revenues during the three months ended June 30, 2013 as compared to the prior year period, comprised primarily of increases of $1.1 million in Europe, $0.7 million in Asia, $0.3 million in Canada and $0.5 million in Latin America.
Total revenues increased by approximately $16.2 million, or approximately 13.2%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. We attribute the revenue growth to increased sales to our existing customer base coupled with a slight increase in revenue from new customers. Revenue from existing customers increased $13.4 million from $109.9 million for the six months ended June 30, 2012 to $123.3 million for the six months ended June 30, 2013, while revenue from new customers increased $2.8 million from $12.7 million for the six months ended June 30, 2012 to $15.5 million for the six months ended June 30, 2013.
We experienced continued growth in subscription revenues, which increased by approximately $14.8 million during the six months ended June 30, 2013, from $104.2 million in the prior year period. We also experienced growth in our project revenues, which increased by approximately $1.4 million during the six months ended June 30, 2013, from $18.4 million in the prior year period.
Revenues from U.S customers were $98.0 million for the six months ended June 30, 2013, or approximately 71% of total revenues, while revenues from customers outside of the U.S. was $40.8 million for the six months ended June 30, 2013, or approximately 29% of total revenues. Our focus on organic growth efforts in international markets resulted in a $6.7 million increase in international revenues during the six months ended June 30, 2013 as compared to the prior year period, comprised primarily of increases of $3.0 million in Europe, $1.6 million in Asia, $0.9 million in Canada and $1.0 million in Latin America.
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
Our total operating expenses increased by approximately $2.7 million, or approximately 4%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $2.5 million associated with our increased headcount, increased commissions of $1.9 million associated with our increased level of bookings, increased professional fees of $1.1 million, an increase of $0.8 million related to the usage of third-party providers for support related to our data collection efforts and increased stock compensation of $0.8 million. The increases were partially offset by a net gain related to the settlements of certain patent litigation lawsuits of $1.2 million, decrease in amortization expense of $0.4 million and a decrease related to an impairment charge of $3.3 million that was recorded in 2012.
Our total operating expenses increased by approximately $9.6 million, or approximately 8%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $6.8 million associated with our increased headcount, increased commissions of $2.4 million associated with our increased level of bookings, increased rent and other facility or facility related costs and depreciation expense of $1.2 million, increased professional fees of $1.5 million, increased panel recruitment costs of $0.7 million associated with new panels in the UK and Spain, an increase of $1.0 million related to the usage of third-party providers for support related to our data collection efforts and increased stock compensation of $0.7 million. The increases were partially offset by a gain related to the settlements of certain patent litigation lawsuits of $1.2 million, decrease in amortization expense of $0.5 million and a decrease related to an impairment charge of $3.3 million that was recorded in 2012.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Cost of revenues	$21,610	$20,371	$1,239	6.1%	$44,164	$40,772	$3,392	8.3%
As a percentage of revenues	30.9%	33.8%			31.8%	33.3%
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
Cost of revenues increased by approximately $1.2 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase is primarily attributable to an increase of $0.8 million related to the usage of third-party providers for support related to our data collection efforts and increased rent and other facility or facility related costs and depreciation expense of $0.3 million.
Cost of revenues increased by approximately $3.4 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase is primarily attributable to an increase of $1.0 million related to the usage of third-party providers for support related to our data collection efforts, increased expenditures for employee salaries, benefits and related costs of $0.6 million associated with our increased headcount, increased panel recruitment costs of $0.7 million associated with new panels in the UK and Spain, increased stock compensation of $0.3 million and severance costs of $0.2 million.
Cost of revenues decreased as a percentage of revenues during the three and six months ended June 30, 2013 as compared to the same periods in 2012, due to increased operating leverage.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Selling and marketing	$25,491	$22,235	$3,256	14.6%	$49,949	$43,580	$6,369	14.6%
As a percentage of revenues	36.5%	36.9%			36.0%	35.6%
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
Selling and marketing expenses increased by $3.3 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase is primarily attributable to increased commissions of $1.9 million associated with our increased level of bookings and increases in employee salaries, benefits and related costs of $1.0 million.
Selling and marketing expenses increased by $6.4 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase is primarily attributable to increased employee salaries, benefits and related costs of $2.8 million associated with our increased salesforce, increased commissions of $2.4 million associated with our increased level of bookings and increased stock-based compensation of $0.8 million.
Selling and marketing expenses remained relatively constant as a percentage of revenues during the three and six months ended June 30, 2013 as compared to the same period in 2012.
Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Research and development	$9,803	$8,267	$1,536	18.6%	$20,026	$16,303	$3,723	22.8%
As a percentage of revenues	14.0%	13.7%			14.4%	13.3%

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
Research and development expenses increased $1.5 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.2 million associated with a reallocation of resources to focus on the development of new products.
Research and development expenses increased $3.7 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase is primarily attributable to increased employee salaries, benefits and related costs of $2.6 million associated with a reallocation of resources to focus on the development of new products.
Research and development expenses increased slightly as a percentage of revenues for the three and six months ended June 30, 2013 as compared to the same periods in 2012, due to the increase in the allocation of resources to research and development activities.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
General and administrative	$11,238	$9,725	$1,513	15.6%	$20,250	$18,831	$1,419	7.5%
As a percentage of revenues	16.1%	16.1%			14.6%	15.4%
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
General and administrative expenses increased by $1.5 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase is primarily attributable to increased professional fees of $1.1 million and an increase in employee salaries, benefits and related costs of $0.3 million.
General and administrative expenses increased by $1.4 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase is primarily attributable to increased professional fees of $1.5 million.
General and administrative expenses remained constant as a percentage of revenues during the three months ended June 30, 2013 as compared to the same period in 2012. General and administrative expenses decreased during the six months ended June 30, 2013 as compared to the same period in 2012, due to the accelerated revenue growth and increased operating leverage.
Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Amortization expense	$1,936	$2,302	$(366)	(15.9)%	$4,087	$4,622	$(535)	(11.6)%
As a percentage of revenues	2.8%	3.8%			2.9%	3.8%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.4 million and $0.5 million during the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012 due principally to the sale of certain intangible assets associated with the ARS Non-Health Copy-Testing and Equity Tracking business.

Gain on Asset Disposition
During the three months ended March 31, 2013, we completed the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business. In connection with the disposition, we will receive total proceeds of $1.0 million in cash, with $0.25 million received at closing on March 18, 2013 and $0.75 million placed in escrow, scheduled to be received in three equal quarterly payments beginning June 30, 2013 and ending on December 31, 2013. The first payment scheduled for June 30, 2013 has been received. In addition, we entered into a license agreement in which we will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to our Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis using a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that we will continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and have therefore not eliminated the operations and cash flows of the ARSgroup, we have concluded that the disposition does not qualify for presentation as discontinued operations. In connection with this transaction we recorded a gain on the disposition of $0.2 million.
Settlement of Litigation
During the three months ended June 30, 2013, we settled patent litigation lawsuits that we initiated against certain third-parties. In aggregate, the settlement of these lawsuits resulted in the recognition of a net gain of approximately $1.2 million during the three months ended June 30, 2013.
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
Interest and other income (expense), net for the three and six months ended June 30, 2013 resulted in net expense of $0.2 million and $0.3 million, respectively, as compared to $0.2 million and $0.4 million of net interest expense for the three and six months ended June 30, 2012, respectively.
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
We recorded a transaction gain of $0.1 million and a transaction loss of $0.2 million during the three and six months ended June 30, 2013, respectively, as compared to transaction losses of $0.3 million and $0.6 million during the three and six months ended June 30, 2012, respectively, due to our continued international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three and six months ended June 30, 2013, we recorded income tax provisions of $1.3 million and $3.5 million, respectively, as compared to income tax provisions of $0.1 million and $1.2 million during the comparable periods of 2012, respectively. The tax provisions for the three and six months ended June 30, 2013 were attributable to current tax expense of $0.4 million and $0.8 million, respectively, and deferred tax expense of $0.9 million and $2.7 million, respectively. These amounts include $0.0 million and $1.0 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and six months ended June 30, 2013, respectively. Also, included in the tax provision for six months ended June 30, 2013 is $0.1 million of tax expense related to the gain on the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business.
The tax provisions for the three and six months ended June 30, 2012 were attributable to current tax benefits of $7.2 million and $7.0 million, respectively, and deferred tax expense of $7.3 million and $8.2 million, respectively. These amounts included $2.7 million and $2.9 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and six months ended June 30, 2012, respectively. Included within these amounts is deferred tax expense of $2.5 million associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$36,982	$24,257
Net cash used in investing activities	(2,155)	(3,027)
Net cash used in financing activities	(10,107)	(9,243)
Effect of exchange rate changes on cash	(714)	238
Net increase in cash and cash equivalents	$24,006	$12,225
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of June 30, 2013, our principal sources of liquidity consisted of $85.8 million in cash, the majority of which represents cash generated from operating activities. During the six months ended June 30, 2013, we also borrowed approximately $3.9 million under our revolving credit facility. In addition, we repaid approximately $2.0 million under our revolving credit facility for the six months ended June 30, 2013. As of June 30, 2013, $10.2 million of the $85.8 million in cash on hand is held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
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
As of June 30, 2013 €1.5 million (or approximately $2.0 million) is outstanding under the terms of our Revolving Credit Facility. We borrowed these funds to pay down certain short-term intercompany loans in order to minimize the potential impact of foreign exchange rate fluctuations. We anticipate repaying this borrowing later in 2013 from cash provided by operating cash flows.
We maintain letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of June 30, 2013, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $37.0 million of net cash from operating activities during the six months ended June 30, 2013. Our cash flows from operations were driven by our net loss of $2.4 million, offset by $27.5 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $6.2 million decrease in accounts receivable associated with enhanced collection activities, a $1.6 million increase in deferred rent and by a $2.9 million increase in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses and professional fees accrued as of December 31, 2012.
We generated approximately $24.3 million of net cash from operating activities during the six months ended June 30, 2012. Our cash flows from operations were driven by our net loss of $7.1 million, offset by $35.7 million in non-cash items such as depreciation, impairment of intangible assets, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $3.7 million net increase in amounts collected from customers in advance of when we recognize revenue due to increases in sales to existing customers and a $6.5 million decrease in accounts receivable associated with enhanced collection activities. Cash flows from operations were negatively impacted by a $6.3 million decrease in accounts payable, accrued expense and other liabilities associated with the timing of payments related to annual bonuses paid in the first quarter of the year and professional fees accrued as of December 31, 2011, and an $8.2 million increase in prepaid expenses and other current assets.
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
We used $2.2 million of net cash in investing activities during the six months ended June 30, 2013. Our cash used for investing activities was driven by the use of $2.3 million of net cash associated with the purchase of property and equipment to maintain and expand our technology infrastructure, offset slightly by $0.2 million in proceeds from the disposition of the ARS Non-Health Copy-Testing and Equity Tracking business.
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
Financing Activities
We used $10.1 million of cash during the six months ended June 30, 2013 for financing activities. This included $7.0 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $0.5 million to repurchase shares under our share repurchase program. In addition we used $4.6 million to make payments on our capital lease obligations. During the six months ended June 30, 2013, we received $3.9 million in cash related to borrowings under our revolving credit facility and we repaid $2.0 million under our revolving credit facility. We borrowed these funds to pay down certain short-term intercompany loans in order to minimize the potential impact of foreign exchange rate fluctuations. We anticipate repaying this borrowing later in 2013 from cash provided by operating cash flows.
We used $9.2 million of cash during the six months ended June 30, 2012 for financing activities. This included $6.0 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $3.3 million to make payments on our capital lease obligations offset by $0.1 million in proceeds from the exercise of our common stock options.
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
During the three months ended March 31, 2013, we entered into a $10.0 million lease financing arrangement with Banc of America Leasing & Capital, LLC. The funds the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. As of June 30, 2013, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $13.4 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments under the combined arrangements are approximately $7.0 million per year as of June 30, 2013. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of June 30, 2013, we have total borrowings under these arrangements of $4.7 million.
As of June 30, 2013, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
As noted in the liquidity and capital resources section, in June 2011, we entered into a $50.0 million revolving credit agreement with Bank of America, N.A. The revolving credit agreement has been extended to September 30, 2013. As of June 30, 2013 €1.5 million (or approximately $2.0 million) is outstanding under the terms of our revolving credit facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of June 30, 2013, our cash reserves were maintained primarily in bank deposit accounts totaling $85.8 million.

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
Interest Rate Sensitivity
As of June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $85.8 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Changes in interest rates, however, will change future investment income. If overall interest rates changed by 1% during the six months ended June 30, 2013, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.
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
Privacy Class Action Litigation
On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  Discovery is underway and expected to continue through 2013. Based on examination of the remaining claims, we believe that they are without merit, and we intend to vigorously protect and defend ourselves. There can be no assurance, however, that we will prevail in this matter, and any adverse ruling may have a significant impact on our business and results of operation. In addition, if this matter proceeds to trial, we may incur significant legal fees until this matter is resolved.

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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 86% and 85% of our revenues during the six months ended June 30, 2013 and the full year 2012, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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

•
the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition as well as the effects of revenue derived from new lines of business and recently-acquired companies;

•	the uncertainties associated with the integration of acquired new lines of business, and operations in countries in which we may have little or no previous experience;

•	the mix of subscription-based versus project-based revenues;

•	changes in our customers’ subscription renewal behaviors and spending on projects;

•	our ability to estimate revenues and cash flows associated with new lines of business and business operations acquired by us;

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
Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, regulatory scrutiny, and potential class action lawsuits. Media coverage and public discourse initiated by lawmakers and regulators have increased the sensitivity of consumers to the collection or use of personal information and online usage information, especially through the use of third party cookies or similar persistent identifiers, and the possibility of an unauthorized use or disclosure of this information may create negative public reaction related to our business practices. A shift in public acceptance of measurement technologies such as third party cookies may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user; however such automatic browser activity can negatively impact the scope and quality of the data that we are able to collect for our research products. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware or a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, uninstall our software or pursue actions against us for damages. For example, we are currently named as defendant in a class-action lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act and Computer Fraud and Abuse Act. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on our review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. There can be no assurance, however, that we will prevail in this matter, and any adverse ruling may have a significant impact on our business and results of operation. In addition, if this matter proceeds to trial, we may incur significant legal fees until this matter is resolved. In addition, any resulting reputational harm, potential or actual claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example, by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, restricting the use of cookies without opt-in consent by the user. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information, which started as part of a larger initiative to regulate online behavioral advertising, but which has expanded in scope to a general concern over online tracking. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union, which will likely lead to the introduction of additional regulations that may vary from country to country. Moreover, on July 1, 2013, revised rules by the Federal Trade Commission, relating to children's online privacy, became effective that might have an impact on our business. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, including China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
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
We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, third parties might independently develop technologies that are competitive to ours or that infringe upon our intellectual property. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, both in the United States and in other countries. The protection of our intellectual property rights may depend on our legal actions against any infringers being successful. Although, we have been successful in certain actions in the past, we cannot be sure any such actions will be successful, and any such action may be expensive and divert considerable attention of our management team from the normal operation of our business.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011, we derived approximately 23%, 22% and 26%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011, we derived approximately 8%, 8% and 10%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. During the six months ended June 30, 2013, the average U.S. Dollar to euro exchange rate was approximately $1.0 to €0.76. There can be no guarantee that exchange rates will remain constant over the long-term.
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
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth slowed in the middle of 2012 and may continue to be slow through the remainder of 2013 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs, Federal government budget uncertainties in the United States anticipated and increased concerns about economic slowdown in Asia, particularly in China. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
Changes and instability in the national and global political environments may adversely affect our business and financial results.
Recent turmoil in the political environment in many parts of the world, such as the Middle East, including terrorist activities, military actions, political unrest and increases in energy costs due to instability in oil-producing regions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience material impacts on our business, operating results, and financial condition.
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
Some of our current competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development or development of systems and technologies than we can. In addition, some of our competitors may adopt more aggressive pricing policies or have started to provide some services at no cost. Furthermore, our competitors may merge with each other, or large software companies, Internet portals and database management companies may enter our market or enhance their current offerings, either by developing competing services, or by acquiring or entering into strategic alliances with our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers.
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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,092 employees as of June 30, 2013 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.
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
Although we have generated profits in prior periods, we incurred a net loss of $11.8 million for the year ended December 31, 2012. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. For the six months ended June 30, 2013, we incurred a net loss of $2.4 million. As of June 30, 2013, we had an accumulated deficit of $83.3 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of June 30, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $38.5 million and $35.9 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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

We cannot assure you that our stock repurchase program will actually result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On May 30, 2013, our board of directors approved a program authorizing the repurchase of up to $50 million of shares of our common stock until May 29, 2014. Under the program, we are authorized to repurchase shares of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume and general market conditions.

Repurchases pursuant our stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. Additionally, repurchases under stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.
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
As of June 30, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $38.5 million and $35.9 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, as of June 30, 2013 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $32.5 million, which will begin to expire in 2013.
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
As of June 30, 2013, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Spain, Australia, the Czech Republic and the Netherlands and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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

Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $50.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of June 30, 2013 €1.5 million (or approximately $2.0 million) is outstanding under the terms of the Company’s Revolving Credit Facility. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors.
Share repurchase activity under our share repurchase program for each of the three months ended June 30, 2013, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30, 2013	—	—	—	—
May 1 - May 31, 2013	—	—	—	—
June 1 - June 30, 2013	23,437	21.11	23,437	$49.5
Total	23,437		23,437	$49.5

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2013
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2013, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2013	14,348	$11.48	—	—
May 1 - May 31, 2013	21,529	$9.36	—	—
June 1 - June 30, 2013	6,842	$—	—	—
Total	42,719		—	—

(1)
The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended June 30, 2013, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 - April 30, 2013	3,976	$—
May 1 - May 31, 2013	11,102	$—
June 1 - June 30, 2013	6,842	$—
Total	21,920
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2013, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 - April 30, 2013	10,372	$15.88
May 1 - May 31, 2013	10,427	$19.33
June 1 - June 30, 2013	—	$—
Total	20,799
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
Date: July 30, 2013

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

101(3)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

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