Form 10-Q
period 2013-09-30
COMSCORE, INC.
filed 2013-10-29
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2013, there were 35,691,463 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,794	$61,764
Accounts receivable, net of allowances of $1,245 and $1,117, respectively	66,284	68,348
Prepaid expenses and other current assets	8,271	8,877
Deferred tax assets	10,341	9,940
Total current assets	164,690	148,929
Property and equipment, net	38,582	31,418
Other non-current assets	1,233	414
Long-term deferred tax assets	8,595	12,065
Intangible assets, net	34,687	40,759
Goodwill	102,991	102,900
Total assets	$350,778	$336,485
Liabilities and Equity
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Accounts payable	6,925	7,229
Accrued expenses	31,223	24,409
Deferred revenues	73,648	80,824
Deferred rent	1,100	807
Deferred tax liabilities	—	17
Capital lease obligations	8,596	8,020
Total current liabilities	121,492	121,306
Deferred rent, long-term	11,311	10,096
Deferred revenue, long-term	1,223	1,715
Deferred tax liabilities, long-term	—	130
Capital lease obligations, long-term	10,185	6,478
Other long-term liabilities	1,089	1,117
Total liabilities	145,300	140,842
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2013 and December 31, 2012; 35,691,505 shares issued and 35,668,068 outstanding as of September 30, 2013 and 35,679,430 shares issued and outstanding at December 31, 2012, respectively	36	36
Additional paid-in capital	287,488	274,622
Accumulated other comprehensive income	1,793	1,825
Accumulated deficit	(83,343)	(80,840)
Treasury stock, at cost, 23,437 and 0 shares as of September 30, 2013 and December 31, 2012, respectively	(496)	—
Total stockholders’ equity	205,478	195,643
Total liabilities and stockholders’ equity	$350,778	$336,485

The accompanying notes are an integral part of these consolidated financial statements.
COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$71,606	$64,273	$210,365	$186,839
Cost of revenues (excludes amortization of intangible assets) (1)	21,603	21,933	65,767	62,705
Selling and marketing (1)	24,255	22,928	74,204	66,508
Research and development (1)	10,441	8,963	30,467	25,266
General and administrative (1)	12,492	9,400	32,742	28,231
Amortization of intangible assets	1,956	2,385	6,043	7,007
Impairment of intangible assets	—	—	—	3,349
Gain on asset disposition	(4)	—	(214)	—
Settlement of litigation	—	—	(1,160)	—
Total expenses from operations	70,743	65,609	207,849	193,066
Income (loss) from operations	863	(1,336)	2,516	(6,227)
Interest and other (expense), net	(238)	(174)	(570)	(541)
Gain (loss) from foreign currency	82	(205)	(165)	(772)
Income (loss) before income tax provision	707	(1,715)	1,781	(7,540)
Income tax provision	(789)	(1,403)	(4,284)	(2,636)
Net loss	$(82)	$(3,118)	$(2,503)	$(10,176)
Net loss available to common stockholders per common share:
Basic	$0.00	$(0.09)	$(0.07)	$(0.31)
Diluted	$0.00	$(0.09)	$(0.07)	$(0.31)
Weighted-average number of shares used in per share calculation - common stock:
Basic	34,502,456	33,470,628	34,417,609	33,120,233
Diluted	34,502,456	33,470,628	34,417,609	33,120,233

Comprehensive (loss) income:
Net loss	$(82)	$(3,118)	$(2,503)	$(10,176)
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,094	1,226	(32)	542
Total comprehensive (loss) income	$1,012	$(1,892)	$(2,535)	$(9,634)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$887	$636	$2,435	$1,840
Selling and marketing	$2,487	$3,113	$8,519	$8,297
Research and development	$947	$504	$2,163	$1,394
General and administrative	$2,922	$1,911	$6,271	$6,062
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Stockholders’ Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	34,015,434	$34	$258,967	$617	$(69,051)	$—	$190,567
Net loss	—	—	—	—	(10,176)	—	(10,176)
Foreign currency translation adjustment	—	—	—	542	—	—	542
Exercise of common stock options	362,680	—	222	—	—	—	222
Exercise of common stock warrants	19,895	—	—	—	—	—	—
Issuance of restricted stock	1,649,814	2	(2)	—	—	—	—
Restricted stock cancelled	(204,495)	—	—	—	—	—	—
Restricted stock units vested	151,641	—	—	—	—	—	—
Common stock received for tax withholding	(349,926)	—	(7,176)	—	—	—	(7,176)
Stock based compensation	—	—	18,667	—	—	—	18,667
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	—	(51)
Balance at September 30, 2012	35,645,043	36	$270,627	$1,159	$(79,227)	$—	$192,595

Balance at December 31, 2012	35,679,430	$36	$274,622	$1,825	$(80,840)	$—	$195,643
Net loss	—	—	—	—	(2,503)	—	(2,503)
Foreign currency translation adjustment	—	—	—	(32)	—	—	(32)
Exercise of common stock options	44,518	—	189	—	—	—	189
Issuance of restricted stock	447,821	—	—	—	—	—	—
Restricted stock cancelled	(189,970)	—	—	—	—	—	—
Restricted stock units vested	195,381	—	—	—	—	—	—
Common stock received for tax withholding	(485,675)	—	(8,643)	—	—		(8,643)
Repurchase of common stock	(23,437)	—	—	—	—	(496)	(496)
Stock based compensation	—	—	21,320	—	—	—	21,320
Balance at September 30, 2013	35,668,068	$36	$287,488	$1,793	$(83,343)	$(496)	$205,478
The accompanying notes are an integral part of these consolidated financial statements.
COMSCORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2013	2012
Operating activities
Net loss	$(2,503)	$(10,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,120	10,469
Amortization of intangible assets	6,043	7,007
Impairment of intangible assets	—	3,349
Provision for bad debts	596	1,151
Stock-based compensation	19,388	17,593
Amortization of deferred rent	(122)	543
Deferred tax provision	2,894	1,651
(Gain) Loss on asset disposal	(228)	(24)
Changes in operating assets and liabilities:
Accounts receivable	1,585	11,540
Prepaid expenses and other current assets	622	(847)
Accounts payable, accrued expenses, and other liabilities	3,783	(8,839)
Deferred revenues	(7,003)	(314)
Deferred rent	1,637	25
Net cash provided by operating activities	38,812	33,128

Investing activities
Proceeds from asset disposition	160	—
Purchase of property and equipment	(3,560)	(4,960)
Net cash used in investing activities	(3,400)	(4,960)

Financing activities
Proceeds from the exercise of common stock options	189	222
Repurchase of common stock (withholding taxes)	(8,643)	(7,176)
Repurchase of common stock (treasury shares)	(496)	—
Principal payments on capital lease obligations	(7,327)	(5,113)
Proceeds from financing arrangements	3,952	4,131
Principal payments on financing arrangements	(3,952)	—
Debt issuance costs	(479)	—
Net cash used in financing activities	(16,756)	(7,936)
Effect of exchange rate changes on cash	(626)	844
Net increase in cash and cash equivalents	18,030	21,076
Cash and cash equivalents at beginning of period	61,764	38,071
Cash and cash equivalents at end of period	$79,794	$59,147

Supplemental cash flow disclosures
Interest paid	$492	$576
Income taxes paid	$1,112	$554
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$11,616	$5,150
Accrued capital expenditures	$6,273	$1,892
Leasehold improvements acquired through lease incentives	$1,637	$—
The accompanying notes are an integral part of these consolidated financial statements.
COMSCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 20, 2013 with the SEC. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013 or thereafter. All references to September 30, 2013 and 2012 or to the three and nine months ended September 30, 2013 and 2012 in the notes to the consolidated interim financial statements are unaudited.

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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. During the first quarter of 2013, certain intangible assets acquired were measured at fair value using significant unobservable inputs (Level 3) as described in Note 3. During the nine months ended September 30, 2013, the Company recorded these assets as follows:

Fair Value Measurements Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Long-lived assets held and used	$1,182			$1,182	$—
During the second quarter of 2012 certain intangible assets were measured at fair value using significant unobservable inputs (Level 3). During the nine months ended September 30, 2012, the Company recorded an impairment charge of $3.3 million pertaining to these assets as follows:

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
Interest income on investments and excess cash balances was a nominal amount for the three and nine months ended September 30, 2013 and 2012.
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
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and nine months ended September 30, 2013. During the three and six months ended June 30, 2012, the Company recorded an impairment charge of $3.3 million related to certain intangible assets. There were no impairment charges recognized during the three months ended September 30, 2012.
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
The Company incurred a foreign currency transaction gain of $0.1 million and a loss of $0.2 million for the three and nine months ended September 30, 2013, respectively, and foreign currency transaction losses of $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound and various currencies in Latin America.
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
The Company accounts for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used. During the three and nine months ended September 30, 2013 the Company recognized $0.4 million and $1.1 million in revenue related to nonmonetary transactions. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three and nine months ended September 30, 2013, the Company recognized $0.4 million and $1.3 million in expense related to nonmonetary transactions.
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
On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors. The weighted-average shares outstanding-common stock has been adjusted downward for share repurchases made during the three months ended June 30, 2013. No share repurchases have been made during the three months ended September 30, 2013. See Footnote 10 for more information pertaining to the Company's share repurchases.
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Net loss	$(82)	$(3,118)	$(2,503)	$(10,176)
Net loss per share - common stock:
Basic	$0.00	$(0.09)	$(0.07)	$(0.31)
Diluted	$0.00	$(0.09)	$(0.07)	$(0.31)
Weighted-average shares outstanding-common stock, basic and dilutive	34,502,456	33,470,628	34,417,609	33,120,233
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options and restricted stock	694,829	1,922,373	694,781	1,759,335
Common stock warrants	—	—	—	4,002
Recent Pronouncements
In July 2013, FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations. This update was created due to the diversity in practice in presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward for that year has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of this update is to eliminate this diversity in practice. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard did not have a material impact on the Company’s financial statements.

3.	Asset Disposition

On March 18, 2013, the Company and its wholly-owned subsidiary RSC The Quality Measurement Company (also known as ARSgroup), sold certain assets related to its ARS Non-Health Copy-Testing and Equity Tracking business to MSW.ARS LLC, a Delaware limited liability company ("Buyer").
In connection with the disposition, the Company will receive total proceeds of $1.0 million in cash, with $0.25 million received at closing on March 18, 2013, net of advisory fees, and $0.75 million placed in escrow, which will be received in three equal quarterly payments beginning June 30, 2013 and ending on December 31, 2013. The first two payments scheduled for June 30, 2013 and September 30, 2013 have been received. In addition, the Company entered into a license agreement in which it will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that the Company will continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and has therefore not eliminated the operations and cash flows of the ARSgroup, management has concluded that the disposition does not qualify for presentation as discontinued operations.
As a result of the disposition, during the three months ended March 31, 2013, the Company recorded a gain on the Disposition of $0.2 million, determined as follows (in thousands):

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210

4.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the nine months ended September 30, 2013 is as follows (in thousands):

Balance as of December 31, 2012	$102,900
Goodwill allocated to ARS disposition	(289)
Translation adjustments	380
Balance as of September 30, 2013	$102,991

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$7,725	$(5,113)	$2,612	$8,412	$(4,372)	$4,040
Customer relationships	35,488	(14,112)	21,376	35,766	(11,230)	24,536
Panel	1,638	(1,248)	390	1,639	(1,073)	566
Intellectual property	13,571	(3,612)	9,959	13,571	(2,459)	11,112
Trade names	2,882	(2,532)	350	4,153	(3,648)	505
	$61,304	$(26,617)	$34,687	$63,541	$(22,782)	$40,759
Amortization expense related to intangible assets was approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2013, respectively, and $2.4 million and $7.0 million for the three and nine months ended September 30, 2012, respectively.

The weighted average remaining amortization period by major asset class as of September 30, 2013, is as follows:

(In years)
Acquired methodologies/technology	2.0
Customer relationships	6.2
Panel	1.7
Intellectual property	7.7
Trade names	1.7

The estimated future amortization of acquired intangible assets as of September 30, 2013 is as follows:

(In thousands)
2013	$1,911
2014	7,653
2015	6,644
2016	5,347
2017	4,287
Thereafter	8,845
$34,687

5.	Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Payroll and related	$8,532	$5,556
Fixed asset additions	5,519	146
Stock-based compensation	4,852	6,652
Cost of revenues	3,909	4,892
Professional fees	2,660	1,333
Income, sales and other taxes	2,209	2,733
Other	3,542	3,097
	$31,223	$24,409

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize approximately $10.0 million as of September 30, 2013 for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to February 26, 2014. The amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2013	$2,759
2014	8,471
2015	6,352
2016	2,257
2017	47
Total minimum lease payments	19,886
Less amount representing interest	(1,105)
Present value of net minimum lease payments	18,781
Less current portion	8,596
Capital lease obligations, long-term	$10,185
During the nine months ended September 30, 2013 and 2012, the Company acquired $10.2 million and $4.7 million, respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks (the "Lenders") with Bank of America, N.A. (“Bank of America”) as administrative agent, lead lender, and letter of credit issuer. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit, and the repurchase of equity interests in the Company not to exceed $50 million during the five-year revolver term.
Base rate loans and swing line loans will bear interest at the Base Rate plus the Applicable Rate, as such terms are defined in the Credit Agreement and summarized below. The Base Rate is the highest rate of the following: (a) the Federal Funds rate plus 0.50%, (b) the publicly announced Bank of America prime rate, and (c) the Eurocurrency rate, as defined in the Credit Agreement plus 1.0%. The Applicable Rate for base rate loans and swing line loans is 0.50% to 1.50% depending on the Company’s funded debt-to-EBITDA ratio at the end of each fiscal quarter. Amounts supporting letters of credit bear interest at the applicable rate for revolving loans. Each Eurocurrency rate loan will bear interest at the Eurocurrency Rate plus the Applicable Rate ranging from 1.50% to 2.50% depending on the Company's funded debt-to-EBITDA ratio at the end of each fiscal quarter. Beginning on September 26, 2013 through the maturity date of the five-year revolver term, the Company is obligated to pay a fee, payable quarterly in arrears, based on the average unused portion of the available amounts under the Credit Agreement at a rate of 0.20% to 0.35% per annum depending on the Company’s funded debt-to-EBITDA ratio at the end of each fiscal quarter.
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio and cash flow-to-fixed charge ratios and covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of September 30, 2013 the Company was in full compliance with all covenants contained in the Credit Agreement and remains so as of the date of this report.
As of September 30, 2013, the Company did not have an outstanding balance under the terms of the Company’s Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of September 30, 2013, $3.7 million in letters of credit were outstanding, leaving $6.3 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2013	$2,465
2014	9,905
2015	9,936
2016	9,935
2017	9,752
Thereafter	37,522
Total minimum lease payments	$79,515
Total rent expense, under non-cancellable operating leases, was $2.3 million and $6.7 million for the three and nine months ended September 30, 2013, respectively, and $2.3 million and $6.2 million for the three and nine months ended September 30, 2012, respectively.
Contingencies
During the three months ended June 30, 2013 the Company settled certain patent litigation lawsuits that it initiated against certain third-parties. The Company recognized a net gain of $1.2 million during the three months ended June 30, 2013 related to these settlements.
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
During the three and nine months ended September 30, 2013, the Company recorded income tax provisions of $0.8 million and $4.3 million resulting in effective tax rates of 111.6% and 240.5%, respectively. During the three and nine months ended September 30, 2012, the Company recorded income tax provisions of $1.4 million and $2.6 million resulting in effective tax rates of 81.8% and 35.0%, respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.
The exercise of certain stock options and the vesting of certain restricted stock awards during the three and nine months ended September 30, 2013 and 2012, generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital.
During the three and nine months ended September 30, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As of December 31, 2012, the Company did not have additional paid-in capital related to windfall tax benefits. As such, a shortfall of $1.0 million has been included in income tax expense for the nine months ended September 30, 2013. No shortfall was included in income tax expense for the three months ended September 30, 2013. During the three and nine months ended September 30, 2012, $0.0 million and $0.1 million of shortfalls reduced additional paid-in capital and $0.2 million and $0.5 million of the shortfalls were included in income tax expense.
As of September 30, 2013 and December 31, 2012, the Company had a valuation allowance related to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2013 to determine the appropriate level of valuation allowance required against its deferred tax assets.
As of September 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits of approximately $1.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2013 and December 31, 2012, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.7 million.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. Federal examinations by tax authorities for years before 2010 or state and local examinations by tax authorities for years before 2009 although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

9.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of September 30, 2013 and December 31, 2012, the Plans provided for the issuance of a maximum of approximately 9.9 million shares and 8.5 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2013, the shares available for grant increased by 1,427,177 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of September 30, 2013, a total of 3,153,644 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	90,552	$4.38	2.99	851
Options granted	—	$—
Options exercised	(44,518)	$4.24		855
Options forfeited	—	$—
Options expired	(255)	$9.73
Options outstanding and exercisable at September 30, 2013	45,779	$4.49	2.31	1,121
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at September 30, 2013. As of September 30, 2013, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended September 30, 2013, 15,224 forfeited shares of restricted stock have been repurchased by the Company at no cost.
A summary of the status for nonvested stock awards as of September 30, 2013 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	1,969,710	466,824	2,436,534	$20.82
Granted	447,821	941,365	1,389,186	19.31
Vested	(1,139,234)	(195,381)	(1,334,615)	17.69
Forfeited	(189,970)	(140,267)	(330,237)	20.80
Nonvested at September 30, 2013	1,088,327	1,072,541	2,160,868	$21.78

The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of September 30, 2013 was $62.6 million.
As of September 30, 2013, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $29.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.21 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 197,762 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended September 30, 2013, the Company repurchased 56,332 shares at an aggregate purchase price of approximately $1.6 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
At September 30, 2013, the Company had reserved for future issuance the following shares of common stock upon the exercise of options:

Common stock available for future issuances under the Plans	3,153,644
Common stock reserved for outstanding options and restricted stock units	1,118,320
4,271,964

10.	Share Repurchases

On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock and presented as a deduction from Stockholder's Equity. Cash paid for share repurchases for the three and nine months ended September 30, 2013, under the recently announced share repurchase program, was as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(Amounts in millions, except share and per share data)
Total number of shares repurchased	—	23,437
Average price paid per share	N/A	$21.11
Total share repurchases	—	$0.5

11.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
United States	$50,291	$46,979	$148,306	$135,507
Europe	12,508	10,361	36,430	31,273
Canada	3,465	2,922	9,824	8,429
Other	5,342	4,011	15,805	11,630
Total Revenues	$71,606	$64,273	$210,365	$186,839

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30, 2013	December 31, 2012
	(In thousands)
United States	$33,084	$24,810
Europe	4,475	5,477
Canada	279	291
Other	744	840
Total	$38,582	$31,418

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We provide leading, on-demand digital analytics that enable our customers to make well-informed, data-driven decisions and implement more effective digital business strategies. More specifically, we are an Internet technology company that measures what people do as they navigate the digital world, and we turn that information into insights and actions for our clients to maximize the value of their digital investments. One of the key elements of our products is our ability to effectively combine our proprietary comScore data (which we obtain via our global panel and census network) with our clients' own data. Our products provide our customers with deep insight into consumer behavior, including objective, detailed information regarding usage of their online properties and those of their competitors, coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. In addition, we offer mobile operator analytics products that provide comprehensive marketing and customer care insight to the various mobile carriers worldwide. During the three months ended September 30, 2013, we provided services to approximately 2,300 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.
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
As a result of economic events such as the global financial crisis in the credit markets, softness in the housing markets, difficulties in the financial services sector, political uncertainty in the Middle East, and concerns regarding the eurozone, the direction and relative strength of the U.S. and global economies have become somewhat uncertain in 2011 and 2012. During this period, a limited number of our current and potential customers ceased, delayed or reduced renewals of existing subscriptions and purchases of new or additional services and products, presumably due to the economic downturn. Further, certain of our existing customers exited the market due to industry consolidation and bankruptcy in connection with these challenging economic conditions. Since these negative economic events began in 2008, we continued to add net new customers each year and our existing customers renewed their subscriptions at a rate of over 90% based on dollars renewed each year.

Notwithstanding our performance during these macroeconomic trends, if economic recovery slows or economic conditions deteriorate, our operating results could be adversely affected in coming periods.
Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 86% and 85% of total revenues in the nine months ended September 30, 2013 and the full year 2012, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We intend to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2012, our international revenues were $71.8 million, an increase of $11.8 million, or 20% over international revenues of $60.0 million for the year ended December 31, 2011. For the nine months ended September 30, 2013, our international revenues were $62.1 million, an increase of $10.8 million, or 21% over international revenues of $51.3 million for the nine months ended September 30, 2012. International revenues comprised approximately 30%, 28% and 26% of our total revenues for the nine months ended September 30, 2013 and for the fiscal years ended December 31, 2012 and 2011, respectively.
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
Our acquisition of Nedstat resulted in additional revenue sources, including software subscriptions, server calls, and professional services. Our arrangements generally contain multiple elements, consisting of the various service offerings. Our acquisition of AdXpose resulted in additional revenue sources, including fees for the use of the AdXpose platform. Customers using the AdXpose platform generally pay a fixed fee for each impression that is generated using the AdXpose technology. Revenue is recognized on a usage basis when the impression is delivered and reported via the AdXpose service portal.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.2	34.1	31.3	33.6
Selling and marketing	33.9	35.7	35.3	35.6
Research and development	14.6	13.9	14.5	13.5
General and administrative	17.4	14.6	15.6	15.1
Amortization of intangible assets	2.7	3.7	2.9	3.8
Impairment of intangible assets	—	—	—	1.8
Gain on asset disposition	—	—	(0.1)	—
Settlement of litigation	—	—	(0.6)	—
Total expenses from operations	98.8	102.0	98.9	103.4
Income from operations	1.2	(2.0)	1.1	(3.4)
Interest and other (expense), net	(0.3)	(0.3)	(0.3)	(0.3)
Gain (loss) from foreign currency	0.1	(0.3)	(0.1)	(0.4)
Income before income tax (provision) benefit	1.0	(2.6)	0.7	(4.1)
Income tax (provision) benefit	(1.1)	(2.2)	(2.0)	(1.4)
Net loss attributable to common stockholders	(0.1)%	(4.8)%	(1.3)%	(5.5)%
Three and Nine Months period ended September 30, 2013 Compared to the Three and Nine Months period ended September 30, 2012
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Revenues	$71,606	$64,273	$7,333	11.4%	$210,365	$186,839	$23,526	12.6%
Total revenues increased by approximately $7.3 million, or approximately 11.4%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. We attribute the revenue growth to increased sales to our existing customer base coupled with a slight increase in revenue from new customers. Revenue from existing customers increased $6.8 million from $57.7 million for the three months ended September 30, 2012 to $64.5 million for the three months ended September 30, 2013, while revenue from new customers increased $0.5 million from $6.6 million for the three months ended September 30, 2012 to $7.1 million for the three months ended September 30, 2013.
We experienced continued growth in subscription revenues, which increased by approximately $9.0 million during the three months ended September 30, 2013, from $53.5 million in the prior year period. We experienced a decline in our project revenues, which decreased by approximately $1.7 million during the three months ended September 30, 2013, from $10.8 million in the prior year period. The increase in subscription revenues is partially attributable to the reclassification of certain revenue streams from project revenue into subscription revenue as those revenue streams have evolved to subscription revenue over time.
Revenues from U.S customers were $50.3 million for the three months ended September 30, 2013, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $21.3 million for the three months ended September 30, 2013, or approximately 30% of total revenues. Our focus on organic growth efforts in international markets resulted in a $4.0 million increase in international revenues during the three months ended September 30, 2013 as compared to the prior year period, comprised primarily of increases of $2.2 million in Europe, $0.8 million in Asia, $0.5 million in Canada and $0.7 million in Latin America.

Total revenues increased by approximately $23.5 million, or approximately 12.6%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We attribute the revenue growth to increased sales to our existing customer base coupled with a slight increase in revenue from new customers. Revenue from existing customers increased $20.2 million from $167.6 million for the nine months ended September 30, 2012 to $187.8 million for the nine months ended September 30, 2013, while revenue from new customers increased $3.4 million from $19.2 million for the nine months ended September 30, 2012 to $22.6 million for the nine months ended September 30, 2013.
We experienced continued growth in subscription revenues, which increased by approximately $23.9 million during the nine months ended September 30, 2013, from $157.6 million in the prior year period. We experienced a slight decline in our project revenues, which decreased by approximately $0.3 million during the nine months ended September 30, 2013, from $29.2 million in the prior year period. The increase in subscription revenues is partially attributable to the reclassification of certain revenue streams from project revenue into subscription revenue as those revenue streams have evolved to subscription revenue over time.
Revenues from U.S customers were $148.3 million for the nine months ended September 30, 2013, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $62.1 million for the nine months ended September 30, 2013, or approximately 30% of total revenues. Our focus on organic growth efforts in international markets resulted in a $10.8 million increase in international revenues during the nine months ended September 30, 2013 as compared to the prior year period, comprised primarily of increases of $5.2 million in Europe, $2.4 million in Asia, $1.4 million in Canada and $1.7 million in Latin America.
Operating Expenses
The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, professional fees, rent and other facility related costs, depreciation expense, and amortization and impairment of acquired intangible assets. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonuses using our common stock. In addition, three of our most senior executives, including our Chief Executive Officer, have agreed to receive shares of our common stock instead of a cash salary.
Our total operating expenses increased by approximately $5.0 million, or approximately 8%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $2.4 million associated with our increased headcount, increased professional fees of $2.3 million and increased commissions of $1.4 million associated with our increased level of bookings. The increases were partially offset by a decrease in amortization expense of $0.4 million and a decrease in bad debt expense of $0.4 million.
Our total operating expenses increased by approximately $14.8 million, or approximately 8%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase is primarily attributable to increased expenditures for employee salaries, benefits and related costs of $9.2 million associated with our increased headcount, increased commissions of $3.8 million associated with our increased level of bookings, increased professional fees of $3.8 million, increased rent and other facility or facility related costs and depreciation expense of $2.2 million, increased stock-based compensation of $1.8 million and an increase of $1.4 million related to the usage of third-party providers for support related to our data collection efforts. The increases were partially offset by a gain related to the settlements of certain patent litigation lawsuits of $1.2 million, decrease in amortization expense of $1.0 million, decreased royalties and reseller fees of $1.0 million associated with a decrease in the usage of third-parties to sell our products, a decrease of $0.6 million related to the usage of third-party providers for support related to our data collection efforts, a decrease of $0.5 million related to reduced travel costs and a decrease related to an impairment charge of $3.3 million that was recorded in 2012.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Cost of revenues	$21,603	$21,933	$(330)	(1.5)%	$65,767	$62,705	$3,062	4.9%
As a percentage of revenues	30.2%	34.1%			31.3%	33.6%
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
Cost of revenues decreased by approximately $0.3 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease is primarily attributable to a decrease of $0.2 million in employee salaries, benefits and related costs due to the reallocation of certain operating resources to research and development activities.
Cost of revenues increased by approximately $3.1 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase is primarily attributable to an increase of $1.4 million related to the usage of third-party providers for support related to our data collection efforts, increased rent and depreciation of $1.0 million, increased expenditures for employee salaries, benefits and related costs of $0.9 million associated with our increased headcount, increased panel recruitment costs of $0.7 million associated with new panels in the UK and Spain, and increased stock compensation of $0.6 million. These increases were partially offset by decreased royalties and reseller fees of $1.0 million associated with a decrease in the usage of third-parties to sell our products and a decrease of $0.3 million associated with a reduction in the usage of third-party providers for customer service and support related to our data collection efforts.
Cost of revenues decreased as a percentage of revenues during the three and nine months ended September 30, 2013 as compared to the same periods in 2012, due to increased operating leverage and the reallocation of certain operating resources to research and development activities.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Selling and marketing	$24,255	$22,928	$1,327	5.8%	$74,204	$66,508	$7,696	11.6%
As a percentage of revenues	33.9%	35.7%			35.3%	35.6%
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
Selling and marketing expenses increased by $1.3 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase is primarily attributable to increased commissions of $1.4 million associated with our increased level of bookings and increases in employee salaries, benefits and related costs of $0.9 million. These costs were partially offset by a decrease of $0.6 million in stock-based compensation and a decrease of $0.2 million in travel related costs.

Selling and marketing expenses increased by $7.7 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase is primarily attributable to increased commissions of $3.8 million associated with our increased level of bookings, increased employee salaries, benefits and related costs of $3.7 million associated with our increased sales force, increased rent and depreciation expense of $0.6 million and increased stock-based compensation of $0.2 million. These costs were partially offset by a decrease of $0.5 million in travel related costs.
Selling and marketing expenses remained relatively constant as a percentage of revenues during the three and nine months ended September 30, 2013 as compared to the same period in 2012.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Research and development	$10,441	$8,963	$1,478	16.5%	$30,467	$25,266	$5,201	20.6%
As a percentage of revenues	14.6%	13.9%			14.5%	13.5%
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
Research and development expenses increased $1.5 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.7 million associated with a reallocation of resources to focus on the development of new products.
Research and development expenses increased $5.2 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase is primarily attributable to increased employee salaries, benefits and related costs of $3.8 million associated with a reallocation of resources to focus on the development of new products, increased stock-based compensation of $0.8 million and increased rent and depreciation expense of $0.6 million.
Research and development expenses increased slightly as a percentage of revenues for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, due to the increase in the allocation of resources to research and development activities for the development of new products.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
General and administrative	$12,492	$9,400	$3,092	32.9%	$32,742	$28,231	$4,511	16.0%
As a percentage of revenues	17.4%	14.6%			15.6%	15.1%
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
General and administrative expenses increased by $3.1 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase is primarily attributable to increased professional fees of $2.3 million and an increase in stock-based compensation of $1.0 million. These costs were partially offset by a reduction of $0.4 million in bad debt expense.
General and administrative expenses increased by $4.5 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase is primarily attributable to increased professional fees of

$3.8 million and an increase in employee salaries, benefits and related costs of $0.8 million. These costs were partially offset by a reduction of $0.7 million in bad debt expense.
General and administrative expenses increased as a percentage of revenues during the three months ended September 30, 2013 as compared to the same period in 2012, due to increased professional fees related to certain ongoing litigation. General and administrative expenses remained relatively constant during the nine months ended September 30, 2013 as compared to the same period in 2012.
Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)
Amortization expense	$1,956	$2,385	$(429)	(18.0)%	$6,043	$7,007	$(964)	(13.8)%
As a percentage of revenues	2.7%	3.7%			2.9%	3.8%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.4 million and $1.0 million during the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012 due principally to the sale of certain intangible assets associated with the ARS Non-Health Copy-Testing and Equity Tracking business.
Gain on Asset Disposition
During the three months ended March 31, 2013, we completed the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business. In connection with the disposition, we will receive total proceeds of $1.0 million in cash, with $0.25 million received at closing on March 18, 2013 and $0.75 million placed in escrow, scheduled to be received in three equal quarterly payments beginning June 30, 2013 and ending on December 31, 2013. The first two payments scheduled for June 30, 2013 and September 30, 2013 have been received. In addition, we entered into a license agreement in which we will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to our Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis using a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that we will continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and have therefore not eliminated the operations and cash flows of the ARSgroup, we have concluded that the disposition does not qualify for presentation as discontinued operations. In connection with this transaction we recorded a gain on the disposition of $0.2 million.
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
Interest and other income (expense), net for the three and nine months ended September 30, 2013 resulted in net expense of $0.2 million and $0.6 million, respectively, as compared to $0.2 million and $0.5 million of net interest expense for the three and nine months ended September 30, 2012, respectively.
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
We recorded a transaction gain of $0.1 million and a transaction loss of $0.2 million during the three and nine months ended September 30, 2013, respectively, as compared to transaction losses of $0.2 million and $0.8 million during the three and nine months ended September 30, 2012, respectively, due to our continued international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, Euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three and nine months ended September 30, 2013, we recorded income tax provisions of $0.8 million and $4.3 million, respectively, as compared to income tax provisions of $1.4 million and $2.6 million during the comparable periods of 2012, respectively. The tax provisions for the three and nine months ended September 30, 2013 were attributable to current tax expense of $0.6 million and $1.4 million, respectively, and deferred tax expense of $0.2 million and $2.9 million, respectively. These amounts include $0.1 million of current and deferred tax benefit and $0.9 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2013, respectively. Also, included in the tax provision for nine months ended September 30, 2013 is $0.1 million of tax expense related to the gain on the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business.
The tax provisions for the three and nine months ended September 30, 2012 were attributable to current tax expense of $8.0 million and $1.0 million, respectively, and deferred tax benefits of $6.6 million and deferred tax expense of $1.6 million, respectively. These amounts included $0.3 million and $3.2 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2012, respectively. Included within these amounts is deferred tax expense of $2.5 million associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$38,812	$33,128
Net cash used in investing activities	(3,400)	(4,960)
Net cash used in financing activities	(16,756)	(7,936)
Effect of exchange rate changes on cash	(626)	844
Net increase in cash and cash equivalents	$18,030	$21,076

Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of September 30, 2013, our principal sources of liquidity consisted of $79.8 million in cash, the majority of which represents cash generated from operating activities. During the nine months ended September 30, 2013, we also borrowed and repaid approximately $4.0 million under our revolving credit facility. As of September 30, 2013, $11.2 million of the $79.8 million in cash on hand is held by foreign subsidiaries and would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks (the "Lenders") with Bank of America, N.A. (“Bank of America”) as administrative agent, lead lender, and letter of credit issuer. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit, and the repurchase of equity interests in the Company not to exceed $50 million during the five-year revolver term.
Base rate loans and swing line loans will bear interest at the Base rate plus the Applicable Rate, as such terms are defined in the Credit Agreement and summarized below. The Base Rate is the highest rate of the following: (a) the Federal Funds rate plus 0.50%, (b) the publicly announced Bank of America prime rate, and (c) the Eurocurrency rate as defined in the Credit Agreement plus 1.0%. The Applicable Rate for base rate loans and swing line loans is 0.50% to 1.50% depending on the Company's funded debt-to-EBITDA ratio at the end of each fiscal quarter. Amounts supporting letters of credit bear interest at the Applicable Rate for revolving loans. Each Eurocurrency rate loan will bear interest at the Eurocurrency Rate (as defined in the Credit Agreement) plus the Applicable Rate ranging from 1.50% to 2.50% depending on our funded debt-to-EBITDA ratio at the end of each fiscal quarter. Beginning September 26, 2013 through the five-year revolver term, we are obligated to pay a fee, payable quarterly in arrears, based on the average unused portion of the available amounts under the Credit Agreement at a rate of 0.20% to 0.35% per annum depending on the Company's funded debt-to-EBITDA ratio at the end of each fiscal quarter.
Under the terms of the Credit Agreement, we are subject to various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio and cash flow-to-fixed charge ratios and covenants relating to the Company's ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of September 26, 2013, we were in full compliance with all covenants contained in the Credit Agreement.
As of September 30, 2013, there are no amounts outstanding under the terms of our Credit Agreement.
We maintain letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of September 30, 2013, $3.7 million in letters of credit were outstanding, leaving $6.3 million available for additional letters of credit under the Credit Agreement. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $38.8 million of net cash from operating activities during the nine months ended September 30, 2013. Our cash flows from operations were driven by our net loss of $2.5 million, offset by $40.7 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $1.6 million decrease in accounts receivable associated with enhanced collection activities, a $1.6 million increase in deferred rent and by a $3.8 million increase in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses and professional fees accrued as of December 31, 2012.
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
We used $3.4 million of net cash in investing activities during the nine months ended September 30, 2013. Our cash used for investing activities was driven by the use of $3.6 million of net cash associated with the purchase of property and equipment to maintain and expand our technology infrastructure, offset slightly by $0.2 million in proceeds from the disposition of the ARS Non-Health Copy-Testing and Equity Tracking business.
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
Financing Activities
We used $16.8 million of cash during the nine months ended September 30, 2013 for financing activities. This included $8.6 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $0.5 million to repurchase shares under our share repurchase program. In addition we used $7.3 million to make payments on our capital lease obligations. During the nine months ended September 30, 2013, we received $4.0 million in cash related to borrowings under our revolving credit facility and we repaid $4.0 million under our revolving credit facility. We borrowed these funds to pay down certain short-term intercompany loans in order to minimize the potential impact of foreign exchange rate fluctuations.
We used $7.9 million of cash during the nine months ended September 30, 2012 for financing activities. This included $7.2 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. In addition we used $5.1 million to make payments on our capital lease obligations offset by $0.2 million in proceeds from the exercise of our common stock options. During the nine months ended September 30, 2012, we received $4.1 million in financing activities related to borrowings under our revolving credit facility.
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
During the three months ended March 31, 2013, we entered into a $10.0 million lease financing arrangement with Banc of America Leasing & Capital, LLC. The funds the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. As of September 30, 2013, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $14.2 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments under the combined arrangements are approximately $7.2 million per year as of September 30, 2013. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of September 30, 2013, we have total borrowings under these arrangements of $4.5 million.
As of September 30, 2013, $3.7 million in letters of credit were outstanding, leaving $6.3 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
As noted in the liquidity and capital resources section, in September 2013, we entered into a $100.0 million revolving credit agreement with several banks, Bank of America, N.A is the lead lender. As of September 30, 2013, there are no amounts outstanding under the terms of our Credit Agreement.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of September 30, 2013, our cash reserves were maintained primarily in bank deposit accounts totaling $79.8 million.
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
Interest Rate Sensitivity
As of September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $79.8 million. These amounts were invested primarily in bank deposit accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Changes in interest rates, however, will change future investment income. If overall interest rates changed by 1% during the nine months ended September 30, 2013, our interest exposure would have been less than $0.1 million, assuming consistent investment levels.
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
We currently derive a significant portion of our revenues from our subscription-based digital marketing intelligence products. Subscription-based products accounted for 86% and 85% of our revenues during the nine months ended September 30, 2013 and the full year 2012, respectively. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, we derived approximately 22%, 22% and 26%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, we derived approximately 7%, 8% and 10%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.

As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. During the nine months ended September 30, 2013, the average U.S. Dollar to euro exchange rate was approximately $1.0 to €0.76. There can be no guarantee that exchange rates will remain constant over the long-term.
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
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged uncertainty, customers may delay or reduce their purchases of digital marketing intelligence products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth slowed in the middle of 2012 and may continue to be slow through the remainder of 2013 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs, Federal government budget uncertainties in the United States (including the recent shutdown of the U.S. government) and increased concerns about economic slowdown in Asia, particularly in China. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets further deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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

•
companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen and Taylor Nelson Sofres (owned by WPP);

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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,163 employees as of September 30, 2013 from 588 employees as of December 31, 2008. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.
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
Although we have generated profits in prior periods, we incurred a net loss of $11.8 million for the year ended December 31, 2012. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. For the nine months ended September 30, 2013, we incurred a net loss of $2.5 million. As of September 30, 2013, we had an accumulated deficit of $83.3 million. Because a large portion of our costs are fixed, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of September 30, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $35.8 million and $34.0 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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

On May 30, 2013, our board of directors approved a program authorizing the repurchase of up to $50 million of shares of our common stock until May 29, 2014. Under the program, we are authorized to repurchase shares of our common stock in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume and general market conditions. Through September 30, 2013, we have repurchased 23,437 shares of our common stock for an aggregate purchase price of $0.5 million pursuant to this program.

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
As of September 30, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $35.8 million and $34.0 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, as of September 30, 2013 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $34.3 million, which will begin to expire in 2013.
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
As of September 30, 2013, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Mexico, Spain, Australia, the Czech Republic and the Netherlands and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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

Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $100.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, from Bank of America. As of September 30, 2013, there are no amounts outstanding under the terms of the Company’s Revolving Credit Facility. If Bank of America is adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2013
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2013, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1 - July 31, 2013	349	$—	—	49.5
August 1 - August 31, 2013	47,879	$26.39	—	49.5
September 1 - September 30, 2013	23,328	$14.21	—	49.5
Total	71,556		—	49.5

(1)
The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended September 30, 2013, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 - July 31, 2013	349	$—
August 1 - August 31, 2013	3,203	$—
September 1 - September 30, 2013	11,672	$—
Total	15,224
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2013, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 - July 31, 2013	—	$—
August 1 - August 31, 2013	44,676	$28.28
September 1 - September 30, 2013	11,656	$28.44
Total	56,332

(2)
On June 3, 2013 we announced that our board of directors had approved the repurchase of up to $50 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors.

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
Date: October 29, 2013

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

10.1	Credit Agreement, dated September 26, 2013, among ComScore, Inc. the Lenders party thereto and Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer.

10.2	Security and Pledge Agreement, dated September 26, 2013 among ComScore, Inc., certain of its subsidiaries and Bank of America, N.A. in its capacity as administrative agent.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

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