Form 10-K
period 2013-12-31
COMSCORE, INC.
filed 2014-02-18
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $869.2 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 14, 2014, there were 34,558,475 shares of the registrant’s common stock outstanding.
________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2014 annual meeting of stockholders, anticipated to be filed with the Securities and Exchange Commission no later than 120 days following the registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2013

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
Overview
We provide digital media analytics that enable our customers to make well-informed, data-driven decisions to effectively manage their business, build successful digital strategies and tactics, and optimize their marketing and advertising investments. We are a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms including personal computers, smartphones, tablets, televisions and interact with digital media, including Web sites, apps, video programming and advertising. We aspire to measure all digital interactions across all major digital platforms, at scale, on a global basis.
Our products and services provide customers with deep and actionable insight into consumer behavior including objective, detailed information about usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. We are skilled in combining proprietary comScore data with our clients’ own data, as well as data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore branded products and also partner products integrating comScore data and services. During the year ended December 31, 2013, we provided service to approximately 2,400 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.
Effective March 1, 2014, Serge Matta, our President, will become our President and Chief Executive Officer, and will serve as a director on our board of directors; Magid Abraham, our current Chief Executive Officer, will continue as chairman of our board of directors and will serve as our Executive Chairman; and Gian Fulgoni, our current Executive Chairman, will continue as a director on our board of directors, and serve as Chairman Emeritus.

Our Opportunity
Consumer interactions with content, advertising, brands, and businesses are increasingly delivered in digital formats to a broadening range of digital devices, and our business is propelled by this global digital trend. Data about these interactions and the types of consumers who are doing the interacting provide a valuable source of business intelligence to a wide range of companies including content publishers, broadcasters, consumer brands, network operators, and advertising agencies. The radical expansion of consumer choice in both content and the devices on which they consume it has fragmented consumer audiences and attention. Succeeding in this dynamic and fragmented consumer marketplace requires trusted, neutral digital media analytics to measure and optimize investments in content, marketing, and advertising.
Continued growth in digital devices, consumer access and usage of digital content and services, and spending on digital advertising and marketing create the need for our business. Founded in 1999, our initial corporate focus was on providing audience measurement of PC-based Internet audiences through a large-scale panel of PC owners who opted to allow passive metering of their online activities on that PC. While our panel remains an important and unique asset, we have continually invested in new approaches to data collection through research and development and corporate acquisitions to bring innovative products to market which address the growing and evolving opportunity in digital media analytics.
Our investments and innovation have been timed to take advantage of emerging digital media trends. In 2008, we acquired mobile-focused measurement company M:Metrics, adding metered-smartphone panels to our data collection assets. In 2009, we expanded beyond panel-based data collection and began building the comScore Census NetworkTM of tagged Web sites and apps, providing a rich data complement to our person-centric panels. We accelerated the development and expanded the global footprint of the comScore Census Network with the acquisition of the Latin American analytics firm Certifica in 2009 and European analytics firm NedStat in 2010. In 2011, we acquired the ad verification company, AdXpose, to provide additional technology and talent required to provide real-time advertising analytics. In 2012, in partnership with Arbitron and ESPN, we initiated the first five-platform measurement effort, “Project Blueprint,” to deliver digital media analytics across television, smartphone, tablet, PC, and radio. Most recently in 2014, we entered into an strategic agreement with Google to enhance our real-time advertising analytics offerings, and to integrate such offerings into the DoubleClick advertising management platform.
Our business leverages three interlinked trends in digital media consumption and monetization. The first is the rise of the multi-platform, cross-media consumer who interacts with digital content and advertising across multiple devices and platforms in different ways depending on the type of device, their demographic characteristics, geography, and time of day. The second is the rise of cross-media marketing campaigns which need to be calibrated to multi-platform consumer behavior. Brand marketers and their agencies for hire, need trusted digital media analytics to understand how best to reach targeted consumers in a fragmented digital landscape while content owners such as publishers and broadcasters need digital media analytics to understand how to best monetize their audience and assets. The third trend is the emergence of real-time buying and selling of digital advertising which requires that digital media analytics about audiences and advertising become embedded in the transactional infrastructure of the marketplace.

Digital Media Analytics
Traditional media research approaches have often relied on “single source” data collected exclusively from a panel of consumers under study-to provide insight. The fragmentation of media delivery platforms and consumer consumption of media in the digital age, requires a fundamentally different approach that first and foremost must reconcile and unify multiple data observations into a coherent set of digital media analytics. Our digital media analytics products and services are built on digital measurement and analytics platforms comprised of proprietary databases, internally developed software, and a computational infrastructure that measures, analyzes and reports on digital activity. With our technology, scale, analytical software sophistication, access to digital census data, our panel data and big data and research experience, we are uniquely positioned to identify critical trends and provide actionable insights to our customers.
Data Collection
Data collected through a variety of sources and means provides the inputs used to produce digital media analytics:

•	We collect data from consumer panels of PC, tablet, and smartphone owners who have agreed to install passive metering software on their devices.

•	We collect data from our census network produced by comScore software code content owners have implemented on Web sites and in mobile applications.

•	We collect data from digital advertising campaigns which have incorporated comScore software code implemented by advertisers and agencies.

•	We conduct consumer surveys to gather information not easily obtainable through passive behavioral measurement and to enumerate populations under study.

•	Through partnerships:

◦	We integrate set-top-box and third party panel data, for example television data from the Arbitron Personal People Meter panel, and

◦	We integrate datasets with consumer demographic characteristics, attitudes, lifestyles and offline behavior.
Data Management
Integrating, managing, and analyzing very large quantities of data is a core competency. The comScore Census Network, just one of our data sources, generates more than 10 terabytes of new data each day from more than 50 billion daily tag events, which is roughly twice the number of internet page views each day in the United States. We have built a Big Data platform that provides us a significant scale and cost advantage and have architected our systems to protect consumer privacy and prevent data leakage. Our systems provide the flexibility for innovation in both data science and data delivery.
Data Science
Massive amounts of digital media data are useless unless that data can be transformed into meaningful and trusted digital media analytics. Among our innovations was the development of our Unified Digital Measurement™ methodology which allows us to combine person-centric panel data with machine-generated census data. Our formidable technological and data science expertise allows us to “deduplicate” the multi-platform audience using mathematical and statistical techniques which have been developed and tested in our unique Big Data environment.
Product Delivery
Our flexible system architecture allows us to deliver our data, products, and services through a scalable, Software-as-a-Service, or SaaS, delivery model. Each day our clients run more than more than 50 thousand reports through our platforms. With the exception of mobile operator enterprise solutions, which require on-premise deployment, all of our products and services are hosted and maintained by us, which significantly reduces the cost and complexity for our customers and provides significant operating efficiencies. We can quickly deploy or update our products with minimal lead time, which significantly enhances our customers’ productivity. Our Web-based analysis and reporting systems are used by thousands of active, unique users to produce more than several million reports each year.
In addition to delivery via our own Web-based systems, we also have the flexibility to provide our products and services in different formats depending on client needs. On request, we can make our data available via an application programming interface (API) to integrate directly into client systems. We also have integrated our products and services directly into partner systems, such as ad management platforms, to bring comScore data directly into existing client workflows.

Products, Services, and Solutions
Our digital media analytics products are aimed primarily at content publishers, advertisers, advertising agencies and network operators. Although, we operate our business within one operating segment, we leverage our platforms to provide products organized around three major lines of business:

•
Audience Measurement Products measure the size, behavior and characteristics of online audiences across multiple platforms including PCs, tablets, smartphones, televisions, game consoles and other connected devices;

•	Advertising Products & Services provide end-to-end solutions for planning, optimization and evaluation of the effectiveness of digital advertising;

•
Enterprise Solutions enable customers to use digital media analytics to optimize their business and, in the case of mobile operators, provide comprehensive market intelligence, customer care, and network solutions.

Audience Measurement Products
Our audience measurement products provide independent, third-party measurement of the size, behavior and characteristics of Internet users across media types (video, mobile apps, Web sites) and multiple devices (including TVs, PCs, smartphones and tablets). Our core product offerings are built around our Media Metrix ® product, available in 44 markets globally (known in some markets as MMX). Our audience measurement products also include Video Metrix ™, Mobile Metrix ™, Plan Metrix ™ and Ad Metrix ™.
Media Metrix ® Multi-Platform (MMX MP) provides a comprehensive view of digital consumer behavior across desktop computers, smartphones and tablets and is available in the United States, the United Kingdom, and soon in additional global markets. We are currently developing cross-media measurement products which will provide a comprehensive view of television and video consumption across all major delivery platforms including TVs, tablets, smartphones and PCs.
We typically deliver our audience analytics products electronically in the form of weekly, monthly or quarterly subscription-based reports. Customers can access current and historical data and analyze this data 24/7 through our online portal, My Metrix.
Advertising Products & Services
Our advertising products combine the proprietary information gathered from our comScore Census Network with the vertical industry expertise of comScore analysts to deliver digital media analytics, including the measurement of online advertising effectiveness, customized for specific industries. Our advertising products include the AdEffx ™ suite and Media Planner 2.0 ™, which provide a solution for developing, executing and evaluating online advertising campaigns across multiple platforms, including television, Web (display and video) and mobile (smartphones and tablets). These products are typically delivered on a monthly, quarterly or ad hoc basis.
Our flagship advertising service is Validated Campaign Essentials (vCE). comScore vCE provides digital media analytics about validated impressions, ads that are actually seen, shown in safe content and delivered to the right target audience. vCE provides the option of real-time data delivery to allow advertisers to adjust their campaigns "on the fly," something that's not possible in traditional advertising mediums. In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers.
Enterprise Solutions
Our enterprise solutions include Digital Analytix™ (DAx), our SaaS-based product for digital media businesses, and Subscriber Analytix™ (SAx), our software platform tailored to the needs of mobile network operators.
Digital Analytix™ integrates a client’s digital media data from multiple sources including web, mobile, video and social media interactions and is further enhanced by comScore audience measurement data. A key advantage of DAx is its ability to leverage our data science methods to provide a unified view of multi-platform consumers across a client’s digital media channels. Our data architecture provides clients with a flexible business intelligence tool for digital media analytics which can also be integrated with additional data from third party providers and internal systems used for tasks such as customer relationship management (CRM). Customers can access DAx data sets and reports at any time via a secure online interface.
Our mobile operator solution suite connects mobile behavior, content merchandising, and device capabilities to provide comprehensive mobile market intelligence to mobile carriers worldwide. Our core software product, Subscriber Analytix™, powered by XPLORE ™, provides mobile carriers with information on network optimization and capacity planning, customer experience, and market intelligence. Our SAx platform is designed to integrate data from multiple sources including web and mobile interactions as well as customer relationship management, call center and back office systems. Customers can access our mobile and network data sets and reports anytime online via our software-based delivery platform which is typically deployed inside a mobile operator’s infrastructure.
Customers
As of December 31, 2013, we had approximately 2,400 customers, including approximately 90 Fortune 500 companies. Our customers include Internet-based companies such as Microsoft, AOL, Google and Yahoo!, as well as market leading companies in a variety of industries, including Internet service providers, investment banks, creative media agencies, consumer banks, wireless carriers, pharmaceutical manufacturers, credit card issuers and consumer packaged goods companies.
One of our customers, Microsoft Corporation, accounted for approximately 7%, 8% and 10% of our revenues in the years ended December 31, 2013, 2012 and 2011, respectively. No other customer accounted for more than 10% of our revenues during each of those periods.
Selling and Marketing
We sell the majority of our products through a direct sales force organized in teams focused on (1) new business development, (2) care, renewal, and new sales to existing clients, and (3) vertical specialists focused on selling into the consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel industries. Our sales and account representatives receive a base salary and are eligible for bonuses or commissions based on performance.
Our marketing organization is composed of teams responsible for (1) corporate marketing and support, including digital marketing, marketing automation, brand and communication, (2) product marketing specialists with domain expertise about our audience, advertising, and enterprise offerings, and (3) regional marketers with responsibility for specific geographical markets. This matrixed organization allows us to both scale our efforts and retain flexibility to respond to market developments and new opportunities. A component of our marketing strategy focuses on driving comScore data and market insights into both general and industry-specific media outlets, building brand awareness on top of reporting about technology and media trends.
Privacy
We believe that a key factor differentiating our digital media analytics is our ability to track and analyze online usage behavior using the data collected from our panel. Since the founding of our company, we have endeavored to undertake such data collection and analysis responsibly and only with consumer permission. Participation in our research panel is voluntary. Our policies require that participants consent to our privacy and data security practices before our software collects information on the user’s online activity. In addition, we provide panelists with multiple opportunities and methods to remove themselves from our panel. We try to limit the type of information that we collect by identifying and filtering certain personal information from the data collected. The collected data is secured using multiple layers of physical and digital security mechanisms. Moreover, we maintain a strict policy of not sharing comScore panelists’ personally identifiable information with our customers. We also provide, and require that our partners provide, opt-out opportunities, for data collection through our tagging partners. We believe that these actions and policies are consistent with the AICPA/CICA WebTrust criteria for online privacy.
Technology and Infrastructure
Our technology and infrastructure is a competitive asset, as digital media analytics requires operation at a scale unprecedented in the media analytics industry. We operate one of the world’s largest data collection platforms, gathering information from a diverse set of sources including our opt-in panels, our census network consisting of all calls from our tagging partners, and from third party sources such as mobile operators. Our operation leverages several distributed processing technologies, proprietary software and methodology, and operational control systems to process and publish our services in near-real time. Our technology infrastructure is operated in multiple, third-party Tier-1 co-location facilities (located in the United States and Europe). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2013, our technology team (excluding employees devoted to research and development) was comprised of approximately 320 full-time employees working in different geographic locations, who design, develop, maintain and operate our technology infrastructure. In addition, we may outsource discrete responsibilities to third parties who have undergone a comprehensive vetting and training process and are subject to confidentiality and intellectual property restrictions.
Research and Development
Our research and development efforts focus on extending core capabilities in data collection across all digital platforms, driving efficiency into data processing at scale, and developing and deploying new research methodologies. These efforts drive both new product offerings and the extension of existing products to evolve with the digital media landscape and our customers’ digital media analytics needs. As of December 31, 2013, we had approximately 250 full-time employees working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” above). In addition, we involve management and operations personnel in our research and development efforts. In 2013, 2012 and 2011, we spent $41.0 million, $34.0 million and $34.1 million, respectively, on research and development.
Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions together with confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We seek patent protection on inventions that we consider important to the development of our business, and we have also acquired patent portfolios covering various aspects of our business. We control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.
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
In addition to patent and trade secret protection, we also rely on several trademarks and service marks to protect our intellectual property assets. We are the owner of numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and in certain other countries to establish and protect our brand names as part of our intellectual property strategy. Some of our registered marks include comScore, Media Metrix, MyMetrix, and vCE.
For additional, important information related to our intellectual property, please review the information set forth in Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors - Risks Related to Our Business and Our Technologies.”
Competition
The market for digital marketing products is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•
Analytical services companies that provide customers with detailed information of behavior on their own data, content, or web traffic, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends; and systems providers including Accenture, EMC, and Terradata;

•
Online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, DoubleClick (owned by Google), Atlas (owned by Facebook), and Kantar (owned by WPP);

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

•
Full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive (owned by Nielsen), Ipsos, Synnovate, GFK, Kantar (owned by WPP) and Nielsen;

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
We believe the principal competitive factors in our markets include the following:

•	the ability to provide analytics across multiple digital media platforms

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
Additionally, the adoption, modification or interpretation of laws or regulations relating to the Internet or our customers’ digital operations could negatively affect the businesses of our customers and reduce their demand for our products. For additional, important information related to government regulation of our business, please review the information set forth in Part I, Item 1A of this Annual Report on Form 10K, “Risk Factors - Risks Related to Our Business and Our Technologies.”
Executive Officers of the Registrant
The following table sets forth the names and ages of our current executive officers(1):

Name	Age	Position
Magid M. Abraham, Ph.D.	55	Chief Executive Officer and Director
Gian M. Fulgoni	66	Executive Chairman of the Board of Directors
Kenneth J. Tarpey	61	Chief Financial Officer
Christiana L. Lin	44	EVP, General Counsel and Chief Privacy Officer
Serge Matta	39	President
Cameron Meierhoefer	42	Chief Operating Officer
(1) Effective March 1, 2014, Serge Matta, our President, will become our President and Chief Executive Officer, and will serve as a director on our Board of Directors; Magid M. Abraham, Ph.D., our current Chief Executive Officer, will continue as chairman of our Board of Directors and will serve as our Executive Chairman; and Gian M. Fulgoni, our current Executive Chairman, will continue as a director on our Board of Directors, and serve as Chairman Emeritus.
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

Serge Matta has served as the Company’s President since June 2013. From March 2012 to June 2013, Mr. Matta served as President, Commercial Solutions. Prior to that, he served in various senior positions at the Company, including as President, Mobile and Operator Solutions, and as Executive Vice President, overseeing the Company's worldwide Telecommunications and Mobile practice. Prior to joining the Company in 2000, Mr. Matta held positions at MicroStrategy within the consulting group. Mr. Matta holds a B.S. degree in Finance from George Mason University and an M.B.A. from American University.
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
Employees
As of December 31, 2013, we had 1,180 employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
Geographic Areas
Our primary geographic markets are the United States, Canada, Europe, Latin America and Asia. For information with respect to our geographic markets, see Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Company Information
We incorporated in August 1999 in Delaware. Our principal offices are located at 11950 Democracy Drive, Suite 600, Reston, Virginia 20190. Our telephone number is (703) 438-2000.
Available Information
We make our periodic and current reports along with amendments to such reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.comscore.com and such reports are filed under “SEC Filings” on the Investor Relations portion of our website. Information contained on our Web site is not part of this Annual Report on Form 10-K and is not incorporated in this Annual Report on Form 10-K by reference. Further, a copy of this annual report as well as our other periodic and current reports may be obtained from the SEC, located at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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
Risks Related to Our Business and Our Technologies
We derive a significant portion of our revenues from sales of our subscription-based digital media analytics products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 87% of our revenues during each of the years ended December 31, 2013 and 2012. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, which is typically one year, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Some of our customers have elected not to renew their subscription agreements with us in the past. If we experience a change of control, as defined in such agreements, some of our customers also have the right to terminate their subscriptions. Moreover, some of our major customers have the right to cancel their subscription agreements without cause at any time. Moreover our new subscription products whose revenue are recognized based on impressions used, may be subject to higher fluctuations in revenue.
Given the current unpredictable economic conditions as well as our limited historical data with respect to rates of customer subscription renewals, and the usage volumes for our impression based products, we may have difficulty accurately predicting future customer renewal rates. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the digital advertising marketplace, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers’ spending levels. In this regard, we have seen a number of customers with weaker balance sheets choosing not to renew subscriptions with us during economic downturns.
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

•
our failure to accurately estimate or control costs — including those incurred as a result of investments, other business or product development initiatives, litigation, and the integration of acquisitions;

•	the timing of revenue recognition for usage-based or impression-based products;

•	the potential loss or reduction in spending by significant customers;

•	changes in our customers' subscription renewal behaviors and spending on projects;

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

•	the mix of subscription-based versus project-based revenues;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the timing and success of new product introductions by us or our competitors;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	changes in our pricing and discounting policies or those of our competitors;

•	the challenges of persuading customers to switch from incumbent service providers;

•	the impact of our decision to discontinue certain products;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	our ability to estimate revenues and cash flows associated with business operations acquired by us;

•	the uncertainties associated with the integration of acquired new lines of business, and operations in countries in which we may have little or no previous experience;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the cost and timing of organizational restructuring, in particular in international jurisdictions;

•	the extent to which certain expenses are more or less deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any additional reversal of our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and

•	general economic, political, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
If the information that we provide to our customers, to the media, or to the public is inaccurate, or perceived to be inaccurate, whether due to methodological approaches, errors, bias towards certain available data sources or partners, our brand may be harmed. The information that we collect or that is included in our databases and the statistical projections that we provide to our customers, to the media or to the public may contain or be perceived to contain inaccuracies. These projections may be viewed as an important measure for the success of certain businesses, especially those businesses with a large online presence. Any inaccuracy or perceived inaccuracy in the data reported by us about such businesses may potentially affect the market perception of such businesses and result in claims or litigation around the accuracy of our data, or the appropriateness of our methodology, may encourage aggressive action on the part of our competitors, and could harm our brand. Any dissatisfaction by our customers or the media with our digital media analytics, measurement or data collection and statistical projection methodologies, whether as a result of inaccuracies, perceived inaccuracies, or otherwise, could have an adverse effect on our ability to retain existing customers and attract new customers and could harm our brand. Additionally, we could be contractually required to pay damages, which could be substantial, to certain of our customers if the information we provide to them is found to be inaccurate. Any liability that we incur or any harm to our brand that we suffer because of actual or perceived irregularities or inaccuracies in the data we deliver to our customers could harm our business.
Material defects or errors in our data collection and analysis systems could damage our reputation, result in significant costs to us and impair our ability to sell our products.
Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may make our data collection and analysis systems more susceptible to defects or errors. Moreover, as technology evolves across digital platforms, we may not be able to continue collection of certain data, due to technological, privacy or other reasons.
Our customers rely on our data collection and analysis software and systems to gain business intelligence or to gain a better understanding of their internal operations or performance . Any defect in our panelist data collection software, our census collection systems, our data collection capabilities, our enterprise focused software and systems, network systems, statistical projections or other methodologies could lead to consequences that could adversely impact operating results, including:

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
As the media and advertising industry looks to evaluate advertising campaigns across various forms of media, such as television, radio, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and demanded.  Companies who have historically held a dominant market position within individual media types: such as Nielsen in TV and, through its recent acquisition of Arbitron, in Radio; or MRI in magazine, are frequently relying on collaboration with partners in other media to measure multiple media platforms. We have entered into an agreement to acquire certain Arbitron panel data and technology, however, if such data and technology is not sufficiently maintained, we may suffer a reduction in the quality of our metrics.
If we are unable to accurately measure or gain access to information or technology measuring a media component or type at all or on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to cross-media data, if we have insufficient technology, methodology or source materials to parse the information across such media components to avoid duplications at all or in a cost-effective manner, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In which case, our business and financial performance may be harmed. In particular as mobile devices and technology continue to proliferate, gaining cost-effective access to mobile data will become increasingly critical, and the difficulty in accessing these forms of data will continue to grow.
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
We believe that the quality, size and scope of our Internet, mobile and cross-media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of panel recruitment will increase with the proliferation of proprietary and secure digital media platforms (whether they be PC, mobile, tablet, or connected devices), and that the difficulty in collecting these forms of data will continue to grow. If we fail to maintain a panel of sufficient size and scope, including coverage of international markets and users of various forms of digital platforms, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. Furthermore, the difficulty of collecting data from the growing variety of digital platforms used by panel members, may require that we undertake significant hardware and software investments, as well as significant increases to our panel incentive and panel management costs. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. Finally, we are currently subject to privacy and data security related claims by certain panel members in a pending class action lawsuit, and we may be so again in the future. The outcome of this litigation or the negative public reaction to the details of the litigation may make it difficult for us to attract and retain panel members.
If we fail to respond to technological developments, our products may become obsolete or less competitive.
Our future success will depend in part on our ability to modify or enhance our products to meet customer needs, to add functionality and to address technological advancements. For example, if certain handheld mobile devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on online activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of digital media — including television, Internet, radio and mobile usage. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
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
If we are unable to effectively persuade prospective customers to buy our services in substitution for those of an incumbent service provider.
Some of our newer products and initiatives, require that we persuade prospective customers, or customers of our existing products, to buy our newer products in substitution for those of an incumbent service provider. In some instances, the prospective customer may have build their systems and processes around the incumbent's products. Persuading such prospective customers to switch service providers may be difficult and require longer sales cycles, that will affect our ability to increase revenue in these areas. Moreover, the incumbent service provider may have the ability to significantly discount its services or enter into long-term agreements, which would further impede our ability to increase our revenues.

We may expand through investments in, acquisitions of, or the development of new products with assistance from other companies, any of which may not be successful and may divert our management’s attention.
In recent years, we acquired M:Metrics, the Certifica group of companies located in Latin America, ARSgroup, Nexius, Nedstat and AdXpose. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also have entered into relationships with other businesses such as Google or Acxiom, in order to expand our product offerings. These relationships or transactions could involve preferred or exclusive licenses, discount pricing or investments in other businesses, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. Consequently, we can make no assurances that any such transactions, investments or relationships, if undertaken and announced, would be completed.
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
Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, regulatory scrutiny, and potential class action lawsuits. Media coverage and public discourse initiated by lawmakers and regulators have increased the sensitivity of consumers to the collection or use of personal information and online usage information, especially through the use of third party cookies, and the possibility of an unauthorized use or disclosure of this information may create negative public reaction related to our business practices. A shift in public acceptance of measurement technologies such as third party cookies may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user. Additionally, public concern has grown regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware, a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, may uninstall our software or pursue actions against us for damages. For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. In October 2012, the plaintiffs filed an amended complaint, which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. The court has ruled on certification of the class, and discovery has been completed, with trial anticiapted in the middle of 2014. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
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
The market for digital media analytics is developing, and if it does not develop, or develops more slowly than expected, our business will be harmed.
The market for digital media analytics products is still developing, and it is uncertain whether these products will maintain high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products and to continue use of such products on a long-term basis. Factors that may affect market acceptance include:

•	the reliability of digital media analytics products;

•	public concern regarding privacy and data security;

•	decisions of our customers and potential customers to develop digital media analytics internally rather than purchasing such products from third-party suppliers like us;

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
In recent years, we acquired various businesses with substantial presence or clientele in multiple Latin American, European, Asian and Middle Eastern countries. Prior to these acquisitions, we otherwise had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts in which we are engaged will not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

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
Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to maintain and increase the size of the Internet user panel that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products, or that we will be able to enter into arrangements with a sufficient number of website owners to allow us to collect server-based information for inclusion in our digital media analytics products. In addition, there can be no assurance that Internet usage and eCommerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the Internet. For example, the Chinese government has taken steps in the past to restrict the content available to Internet users in China.
The impact of any one or more of these risks could negatively affect or delay our plans to expand our international business and, consequently, our future operating results.
If the digitally-based or cross-platform focused advertising and eCommerce markets develop more slowly than we expect, our business will suffer.
Our future success will depend on continued growth in the use of the digitally based advertising, a cross-platform focus to buying advertisement campaigns, a continued increase in eCommerce spending and the proliferation of the Internet across platforms, including mobile and connected devices, for a wide variety of consumer activities. These markets are evolving rapidly, and it is not certain that their current growth trends will continue.
The adoption of advertising across digital platforms, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business and a willingness to invest in such new approaches. Moreover the decision to adopt a cross-platform approach to buying advertisement campaigns, requires a change to buying approaches and a willingness to adopt new data analytics to assist in evaluating such approaches, by advertisement buyers who traditionally focus on buying advertising campaigns through one medium. Advertisers may perceive such new approaches to advertising or understanding advertising to be less effective than traditional methods for marketing their products. They may also be unwilling to pay premium rates for advertising that is targeted at specific segments of validated uses based on their demographic profile or Internet behavior across digital media platforms. The digital media advertising and eCommerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including that which makes use of personalized information, or online behavioral information. Furthermore, merchants using new digital media platforms may not be able to establish digital commerce models that are cost effective and may not learn how to effectively compete with other established Web sites or offline merchants. In addition, consumers may not continue to shift their spending on goods and services from offline outlets to other forms of digital media. As a result, growth in the use of digital media for eCommerce may not continue at a rapid rate, or digital media may not be adopted as a medium of commerce by a broad base of customers or companies worldwide. Because of the foregoing factors, among others, the market for cross-platform-focused digital media advertising and eCommerce, may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop more slowly than expected, our business may suffer.
Our growth depends upon our ability to retain existing large customers and add new large customers; however, to the extent we are not successful in doing so, our ability to maintain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2013, 2012 and 2011, we derived approximately

21%, 22% and 26%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For example, during the years ended December 31, 2013, 2012 and 2011, we derived approximately 7%, 8% and 10%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2013, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.76. However, during 2013, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.78. During the year ended December 31, 2013, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.75. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling.
Conditions and changes in the national and global economic environment may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries continue to experience prolonged global market uncertainty, customers may delay or reduce their purchases of digital media analytics products and services. In recent years, economic conditions in the countries in which we operate and sell products have been negative, and global financial markets have experienced significant volatility stemming from a multitude of factors, including adverse credit conditions impacted by concerns about the credit worthiness of U.S. treasury securities, the subprime-mortgage crisis, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding certain signs of economic recovery in recent periods, economic growth was slow in 2013 with and may continue to stagnate into 2014 in the U.S. and internationally, particularly in view of recent economic turmoil in Europe, increasing energy costs, Federal government budget uncertainties in the United States and increased concerns about economic slowdown in Asia, particularly in China. During challenging economic times, and in tight credit markets, many customers have and may continue to delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets begin to deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
The market for digital marketing products is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•
analytical services companies that provide customers with detailed information of behavior on their own data, content, or web traffic, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends; and systems providers including Accenture, EMC, and Terradata;

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

•
companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen, Arbitron (owned by Nielsen), Kantar, Rentrack and Taylor Nelson Sofres (owned by WPP);

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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. We increased our total number of full time employees to 1,180 employees as of December 31, 2013 from 588 employees as of December 31, 2008. As a result of downward adjustments to compensation and reductions in our workforce made in recent periods, however, we may encounter decreased employee morale and increased employee turnover. Moreover, as a result of acquisition integration initiatives, we may reduce the workforce of an acquired company or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth and the growth of our panel, and we have also undertaken certain strategic acquisitions.
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
Although we have generated profits in prior periods, we incurred net losses of $2.3 million, $11.8 million, and $15.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. As of December 31, 2013, we had an accumulated deficit of $83.2 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of December 31, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $37.2 million and $38.3 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
We rely on third-party data sources for information regarding certain digital activities such as television viewing and mobile usage, as well as for information about offline activities of and demographic information regarding our panelists. The availability and accuracy of this data is important to the continuation and development of our cross-media products, products that use server- or census-based information as part of the research methodology, and products that link online and offline activity. If this information is not available to us at commercially reasonable terms, or is found to be inaccurate, it could harm our reputation, business and financial performance.
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
We currently leverage a large content delivery network, or CDN, to provide services that allow us to offer a more efficient tagging methodology for certain subscription based measurement and analytics product offerings. If that service faced unplanned outage or the service became immediately unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise the costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix 360 data products.
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
The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Rating Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. In April 2011, comScore Direct was accredited by the Media Rating Council. Any standards adopted by U.S or internationally based industry associations may lead to costly changes to our procedures and methodologies. As a result, the cost of developing our digital media analytics products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.

The success of our business depends on the continued growth of the Internet as a medium for commerce, content, advertising and communications.
Expansion in the sales of our products depends on the continued acceptance of the digital media as a platform for commerce, content, advertising and communications. The use of the digital media as a medium for commerce, content, advertising and communications could be adversely impacted by delays in the development or adoption of new standards and protocols to handle increased demands of digital media activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a medium for commerce, content, advertising and communications has been harmed by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason digital media does not remain a medium for widespread commerce, content, advertising and communications, the demand for our products would be significantly reduced, which would harm our business.
We rely on our management team and may need additional personnel to grow our business; the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
Our success and future growth depends to a significant degree on the skills and continued services of our management team, including our founders, Magid M. Abraham, Ph.D. and Gian M. Fulgoni, and our management team. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally, which will likely increase our recruiting and hiring costs. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
Investors could lose confidence in our financial reports, and our business and stock price may be adversely affected, if our internal control over financial reporting is found by management or by our independent registered public accounting firm not to be adequate or if we disclose significant deficiencies or material weaknesses in those controls.
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
As of December 31, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $37.2 million and $38.3 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, at December 31, 2013 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $20.8 million, which began to expire in 2017.
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
As of December 31, 2013, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Spain and the Czech Republic, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
Our Ability To Draw On Our Loan Facility May Be Adversely Affected by Conditions in the U.S. and International Capital Markets.
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $100.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit with several banks (the "Lenders") with Bank of America as administrative agent and lead lender. As of December 31, 2013, no amounts are outstanding under the terms of our revolving credit facility. If the Lenders are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.

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
Privacy Class Action Litigation
On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on a review of these claims, we believe that they are without merit, and we intend to vigorously protect and defend ourselves. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act.  The court has certified a class, with trial expected in the second quarter of 2014.

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

	2013		2012
Fiscal Period	High	Low	High	Low
First Quarter	$17.44	$13.98	$23.68	$20.61
Second Quarter	$24.39	$15.67	$21.48	$15.86
Third Quarter	$29.79	$24.63	$17.15	$12.21
Fourth Quarter	$29.09	$25.83	$16.26	$12.41
HOLDERS
As of February 14, 2014 there were 94 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of February 14, 2014.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our common stock between December 31, 2008 and December 31, 2013 to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2008 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The NASDAQ Composite Index
and The NASDAQ Computer Index

 _________________

*	$100 invested upon market close of the NASDAQ Global Market on December 31, 2008, including reinvestment of dividends.
The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
DIVIDEND POLICY
Since our inception, we have not declared or paid any cash dividends. We currently expect to retain cash generated from operations for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. There is no restriction to pay dividends under our current credit agreement.
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

Share repurchase activity under our share repurchase program for each of the three months ended December 31, 2013, was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 - October 31, 2013	40,000	$26.91	40,000	$48,430
November 1 - November 30, 2013	300,000	$27.25	300,000	40,268
December 1 - December 31, 2013	120,000	$28.03	120,000	36,910
Total	460,000		460,000	$36,910

Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2013
None.
Use of Proceeds from Sale of Registered Equity Securities
Not applicable.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
During the three months ended December 31, 2013, we repurchased the following shares of common stock in connection with certain restricted stock and restricted stock unit awards issued under our Equity Incentive Plans:

	Total Number of Shares (or Units) Purchased(1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2013	18,464	$16.95	—	—
November 1 - November 30, 2013	21,944	$16.22	—	—
December 1 - December 31, 2013	635	$—	—	—
Total	41,043		—	—

(1) The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards.

(i) For the three months ended December 31, 2013, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
October 1 - October 31, 2013	6,750	$—
November 1 - November 30, 2013	9,005	$—
December 1 - December 31, 2013	635	$—
Total	16,390
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2013, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
October 1 - October 31, 2013	11,714	$26.72
November 1 - November 30, 2013	12,939	$27.50
December 1 - December 31, 2013	—	$—
Total	24,653

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.
The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2013, 2012 and 2011 as well as the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2010 and 2009 as well as the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$286,860	$255,193	$232,392	$174,999	$127,740
Cost of revenues (1)	89,963	86,379	75,103	51,953	38,730
Selling and marketing (1)	99,947	91,849	78,289	59,641	41,954
Research and development (1)	41,025	33,994	34,050	26,377	17,827
General and administrative (1)	46,449	38,134	48,514	33,953	18,232
Amortization of intangible assets	7,957	9,289	9,301	4,534	1,457
Impairment of intangible assets	—	3,349	—	—	—
Gain on asset disposition	(214)	—	—	—	—
Settlement of litigation	(1,360)	—	5,175	—	—
Total expenses from operations	283,767	262,994	250,432	176,458	118,200
Income (loss) from operations	3,093	(7,801)	(18,040)	(1,459)	9,540
Interest and other (expense) income, net	(938)	(870)	(525)	53	410
Loss from foreign currency transactions	(62)	(744)	(410)	(347)	(132)
Gain on sale of marketable securities	—	—	211	—	89
Income (loss) before income taxes	2,093	(9,415)	(18,764)	(1,753)	9,907
(Provision) benefit for income taxes	(4,426)	(2,374)	2,974	177	(5,938)
Net (loss) income	$(2,333)	$(11,789)	$(15,790)	$(1,576)	$3,969
Net (loss) income per common share:
Basic	$(0.07)	$(0.35)	$(0.49)	$(0.05)	$0.13
Diluted	$(0.07)	$(0.35)	$(0.49)	$(0.05)	$0.13
Weighted-average number of shares used in per share calculations:
Basic	34,443,126	33,244,798	32,289,877	31,070,018	30,014,085
Diluted	34,443,126	33,244,798	32,289,877	31,070,018	30,970,642
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$3,346	$2,481	$1,976	$1,494	$1,186
Selling and marketing	$11,062	$12,283	$8,512	$6,217	$4,617
Research and development	$3,021	$1,919	$1,988	$1,868	$1,111
General and administrative	$9,606	$8,213	$8,784	$8,195	$2,942

	December 31,
	2013	2012	2011	2010	2009
				(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$67,795	$61,764	$38,071	$33,736	$88,117
Total current assets	$178,799	$148,929	$126,509	$103,097	$136,419
Total assets	$363,413	$336,485	$320,057	$283,079	$217,539
Total current liabilities	$134,973	$121,306	$112,390	$97,228	$59,409
Equipment loan and capital lease obligations, long-term	$13,330	$6,478	$6,676	$7,959	$674
Stockholders’ equity	$198,802	$195,643	$190,567	$165,832	$147,939

	Year Ended December 31,
	2013	2012	2011	2010	2009
				(In thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$44,574	$44,872	$26,750	$25,410	$25,031
Depreciation and amortization	$24,734	$23,448	$22,653	$12,956	$8,001
Capital expenditures	$4,597	$7,590	$7,235	$5,119	$6,472
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
Overview
We provide digital media analytics that enable our customers to make well-informed, data-driven decisions to effectively manage their business, build successful digital strategies and tactics, and optimize their marketing and advertising investments. We are a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms including personal computers, smartphones, tablets, televisions and interact with digital media, including Web sites, apps, video programming and advertising. We aspire to measure all digital interactions across all major digital platforms, at scale, on a global basis.
Our products and services provide customers with deep and actionable insight into consumer behavior including objective, detailed information about consumer usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. We are skilled in combining proprietary comScore data with our clients’ own data, as well as data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore-branded products and also partner products integrating comScore data and services. During the year ended December 31, 2013, we provided service to approximately 2,400 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.

Key Metrics

	Year ended December,
	2013	2012	2011
	(dollars in thousands)
Revenue	$286,860	$255,193	$232,292
Adjusted EBITDA*	$60,071	$42,801	$47,096
Adjusted EBITDA Margin*	21%	17%	20%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “-Non-GAAP Financial Measures.”

We monitor the key financial and operating metrics set forth in the preceding table to help us evaluate trends and measure the effectiveness and efficiency of our operations. We discuss our revenue in the section titled “Our Revenues” and “Results of Operations” and Adjusted EBITDA and Adjusted EBITDA margin in the section titled “Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed these adjusted EBITDA and adjusted EBITDA margin, which are both non-GAAP financial measures.

We present these non-GAAP financial measures because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

We define adjusted EBITDA as net income (loss) plus; amortization of intangible assets, impairment of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other non-recurring items, settlement of litigation, gain on ARS disposition, pro-forma adjustment to exclude the non-Health Copy-Testing and Configuration Manager products and deferred tax provision, current cash tax provision, depreciation, and interest expense (income), net. Adjusted EBITDA margin is the quotient of Adjusted EBITDA divided by total revenue.

Our use of these non-GAAP financial measures has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. These limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the impact of equity-based compensation;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (loss). Further, management also reviews GAAP measures, and evaluates individual measures that are not included in adjusted EBITDA such as our level of capital expenditures and interest expense, among other items.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Year ended December,
	2013	2012	2011
	(dollars in thousands)
Net loss	(2,333)	(11,789)	(15,790)
Amortization of intangible assets	7,957	9,289	9,301
Impairment of intangible assets	—	3,349	—
Stock-based compensation	27,035	24,896	21,260
Costs related to acquisitions, restructuring and other non-recurring items	7,015	1,437	3,405
Settlement of litigation	(1,360)	—	5,175
Gain on ARS disposition	(214)	—	—
Adjustment to exclude non-Health Copy-Testing and Configuration Manager products	(170)	(1,572)	(3,070)
Deferred tax provision	2,381	896	(4,356)
Current cash tax provision	2,045	1,478	1,382
Depreciation	16,777	14,159	13,352
Interest expense (income), net	938	658	(525)
Adjusted EBITDA	60,071	42,801	30,134
Adjusted EBITDA margin(1)	21%	17%	14%

(1)
Management estimates pro forma revenues of $1,330, $8,328 and $14,348 in 2013, 2012 and 2011, respectively, and total pro forma expenses of $1,160, $6,756 and $11,278 in 2013, 2012 and 2011, respectively, related to the non-Health Copy-Testing and Configuration Manager products in 2013, 2012 and 2011, respectively, which we disposed of in March 2013. Calculating based on revenues excluding those amounts, adjusted EBITDA margin would have been 21%, 18% and 15% during the years ended December 31, 2013, 2012 and 2011, respectively.

Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 87%, 85% and 85% of total revenues in the years ended December 31, 2013, 2012, and 2011, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2013, our international revenues were $84.1 million, an increase of $12.3 million, or 17% over international revenues of $71.8 million for the year ended December 31, 2012. International revenues comprised approximately 29%, 28% and 26% of our total revenues for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.
We anticipate that revenues from our U.S. customers will continue to constitute a substantial portion of our revenues in future periods, but we expect that revenues from customers outside of the U.S. will increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

Subscription Revenues
We generate a significant portion of our subscription-based revenues from our Media Metrix ® product suite. Products within the Media Metrix ® suite include: Video Metrix ™, Mobile Metrix ™, Plan Metrix ™, Ad Metrix ™and Media Metrix ® Multi-Platform (MMX MP). These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our web site, have access to our database and can generate reports at anytime.
In recent years, we began generating additional subscription revenues from our flagship advertising service, Validated Campaign Essentials (vCE). In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers.
We also generate subscription-based revenues from certain reports and analyses provided through our customer research product, if that work is procured by customers on a recurring basis. Through our customer research products, we deliver digital media analytics relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues” below.
In addition, we generate subscription-based revenues from survey products that we sell to our customers. In conducting our surveys, we generally use our global Internet user panel. After questionnaires are distributed to the panel members and completed, we compile their responses and then deliver our findings to the customer, who also has ongoing access to the survey response data as they are compiled and updated over time. This data include responses and information collected from the actual survey questionnaires and can also include behavioral information that we passively collect from our panelists. If a customer has a history of purchasing survey products in each of the last four quarters, then we believe this indicates the surveys are being conducted on a recurring basis, and we classify the revenues generated from such survey products as subscription-based revenues. Our contracts for survey services typically include a fixed fee with terms that range from two months to one year.
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
Project Revenues
We generate project revenues by providing customized reports to our customers on a nonrecurring basis through comScore Marketing Solutions. For example, a customer in the media industry might request a custom report that profiles the behavior of the customer’s active online users and contrasts their market share and loyalty with similar metrics for a competitor’s online user base. If this customer continues to request the report beyond an initial project term of at least nine months and enters into an agreement to purchase the report on a recurring basis, we begin to classify these future revenues as subscription-based.
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
Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of either subscriptions to multiple online product solutions or a subscription to our online database combined with customized services. We recognize revenue under these arrangements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which requires us to allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) an estimated selling price (“ESP”) if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable on a stand-alone basis. ESP reflects our estimate of what the selling price of a deliverable would be if it was sold regularly on a stand-alone basis.
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
In connection with our acquisition of Nexius, Inc., we acquired additional revenue sources, including software licenses, professional services (including software customization implementation, training and consulting services), and maintenance and technical support contracts. Our arrangements generally contain multiple elements, consisting of the various service offerings. We recognize software license arrangements that include significant modification and customization of the software in accordance with ASC 985-605, Software Recognition and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, using either the percentage-of-completion or the completed-contract method. Under the percentage-of-completion method, we use the input method to measure progress, which is based on the ratio of costs incurred to date to total estimated costs at completion. The percentage-of-completion method is used when reliable estimates of progress and completion under the contract can be made. Under the completed-contract method, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. The completed-contract method is used when reliable estimates cannot be made or other terms under the contract require it. To the extent estimated costs are expected to exceed revenue, we accrue for costs immediately. completed contract method. During the quarter ended June 30, 2011, we established VSOE of fair value for post contract support services for a group of certain Nexius customers. For these specific arrangements, we allocate the total consideration to the various elements in the arrangement based on VSOE of fair value and recognize revenue when the fundamental revenue recognition criteria above are met. For the remainder of the Nexius customers, we currently do not have VSOE for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element.
We account for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used to estimate fair value for the exchange.
In the fourth quarter of 2013, we entered into an agreement to exchange certain data assets with a corporation. A member of our Board of Directors also serves as a member of the Board of Directors of that corporation and therefore, we have considered the corporation to be a related party. The transaction was considered to have commercial substance under the guidance in ASC 845 and we estimated the fair value of the services delivered based on similar monetary transactions with third parties. No cash was exchanged in this transaction. We also considered the guidance in ASC 850, Related Party Disclosures.
During the year ended December 31, 2013, we recognized $3.2 million in revenue related to nonmonetary transactions of which $1.8 million is attributable to this related party transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the year ended December 31, 2013, we recognized $1.8 million in expense related to nonmonetary transactions, though no expense was recognized for this related party transaction since data assets have not yet been received.
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
Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges to Goodwill recognized during the years ended December 31, 2013, 2012 or 2011.
During the three months ended June 30, 2012, we noted a significant decline in revenues from ARS, which we acquired in February 2010. As a result, we performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, we determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS was less than the carrying value of the ARS intangible assets. As such, we concluded that the ARS intangible assets were impaired as of June 30, 2012. To measure the amount of the impairment, we then estimated the fair value of the intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, we prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, we used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on our most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, we estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the year ended December 31, 2012. The impairment charge had a negative impact on net loss of $3.3 million and an impact on earnings per share of $0.10 per share during the year ended December 31, 2012. In addition, these intangible assets will be amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012. There were no impairment charges to Intangible Assets recognized during the years ended 2012 or 2011.
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
Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. Other than the impairment charge for ARS discussed above, there were no impairment charges recognized during the years ended December 31, 2013, 2012 or 2011.
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
Income Taxes
We account for income taxes using the asset and liability method. We estimate our tax liability through calculations we perform for the determination of our current tax liability, together with assessing temporary differences resulting from the different treatment of items for income tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheets. We then assess the likelihood that deferred tax assets will be recovered in future periods. In assessing the need for a valuation allowance against the deferred tax assets, we consider factors such as future reversals of existing taxable temporary differences, taxable income in prior carryback years, if carryback is permitted under the tax law, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. In evaluating projections of future taxable income, we consider our history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, we consider the time frame over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we cannot conclude that it is more-likely-than-not that the benefit of such assets will be realized, we establish a valuation allowance to adjust the carrying value of such assets.
As of December 31, 2013 and 2012, we recorded valuation allowances against certain deferred tax assets of $1.2 million and $4.0 million, respectively. At December 31, 2013, the valuation allowance was related to the deferred tax assets (primarily net operating loss carryforwards) of the foreign subsidiaries that are either loss companies or are in their start-up phases, including entities in Spain and the Czech Republic, the deferred tax asset related to the U.S. capital loss carryforwards, and the deferred tax asset related to certain state net operating loss carryforwards. At December 31, 2012, the valuation allowance was related to the deferred tax assets (primarily net operating loss carryforwards) of the foreign subsidiaries that are either loss companies or are in their start-up phases, including entities in Mexico, Singapore, Spain, Australia, Czech Republic, Netherlands and China, the deferred tax asset related to the U.S. capital loss carryforwards and the deferred tax asset related to certain state net operating loss carryforwards.
As of December 31, 2013, we concluded that it was more-likely-than-not that a substantial portion of our deferred tax assets related to certain state and foreign net operating losses would be realized and that an increase to the valuation allowance of $0.1 million was necessary. We also concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions, primarily the Netherlands, would be realized and determined that it was appropriate to release the valuation allowance of $2.9 million. In making that determination, we considered the income generated in these foreign jurisdictions during 2013, the guaranteed profit margins in place for these entities as a result of our transfer pricing model, the tax impact of the restructuring that is currently being implemented, the current overall economic environment, and the projected income of these entities in future years. In addition, during 2013, we wrote-off certain deferred tax assets related to net operating losses that will never be realized. As these deferred tax assets had a full valuation allowance recorded against them, the associated valuation allowance of $0.1 million was released.
As of December 31, 2012, we concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets related to certain state net operating losses would be realized and determined that it was appropriate to establish a valuation allowance of $0.3 million against our state deferred tax assets. We also concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions, primarily the Netherlands, would be realized and that an increase to the valuation allowance of $1.2 million was necessary. In making that determination, we considered the losses incurred in these foreign jurisdictions during 2012, the current overall economic environment, and the uncertainty regarding the profitability of certain foreign operations currently in start-up phase. In addition, during 2012, we wrote-off certain deferred tax assets related to net operating losses that will never be realized. As these deferred tax assets had a full valuation allowance recorded against them, the associated valuation allowance of $0.2 million was released. As of December 31, 2013, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $37.2 million and $38.3 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax purposes and in 2014 for state income tax purposes. In addition, at December 31, 2013, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries is $20.8 million, which begins to expire in 2017.The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2013 and 2012 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. We will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce our current taxes payable. As such, we have not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when we utilize these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2013 and December 31, 2012, the cumulative amount of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above is $32.5 million and $28.9 million, respectively. During the years ended December 31, 2013 and 2012, we recognized windfall tax benefits of approximately $0.1 million related to certain state and foreign tax jurisdictions, which were recorded as an increase to additional paid-in capital.
During the years ended December 31, 2013 and 2012, certain stock options were exercised and certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent relevant windfall tax benefits have been previously recognized. As described above, we recognized a portion of the windfall tax benefits in 2013 and recorded an increase to additional paid-in capital. Therefore, $0.1 million of shortfalls has not been included in income tax expense but has reduced additional paid-in capital for the year ended December 31, 2013. The remaining impact of the shortfalls totaling $0.9 million has been included in income tax expense. As of December 31, 2012, we recognized a portion of the windfall tax benefits and recorded an increase to additional paid-in capital. Therefore, the impact of the shortfalls totaling $0.2 million was not included in income tax expense but reduced additional paid-in capital for the year ended December 31, 2012. Looking forward we cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
For uncertain tax positions, we use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As of December 31, 2013, 2012 and 2011, we had unrecognized tax benefits of $1.4 million on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the amount of accrued interest and penalties on unrecognized tax benefits was $0.7 million. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2010 or state and local tax examinations by tax authorities for years before 2009, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
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
At December 31, 2013, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $27.1 million, which is expected to be recognized over a weighted-average period of 1.18 years.
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
Seasonality
Historically, a higher percentage of our customers have renewed their subscription products with us during the fourth quarter.

Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of Revenues	31.3	33.9	32.3
Selling and marketing expenses	34.8	36.0	33.7
Research and development	14.3	13.3	14.7
General and administrative	16.2	14.9	20.9
Amortization of intangible assets	2.8	3.7	4.0
Impairment of intangible assets	—	1.3	—
Settlement of litigation	(0.5)	—	2.2
Total expenses from operations	98.9	103.1	107.8
Income (loss) from operations	1.1	(3.1)	(7.8)
Interest and other (expense) income, net	(0.4)	(0.3)	(0.2)
Loss from foreign currency transactions	—	(0.3)	(0.2)
Gain on sale of marketable securities	—	—	0.1
Income (loss) before income tax (benefit) provision	0.7	(3.7)	(8.1)
Income tax (benefit) provision	(1.5)	(0.9)	1.3
Net loss attributable to common stockholders	(0.8)%	(4.6)%	(6.8)%
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(In thousands)
Revenues	$286,860	$255,193	$31,667	12.4%
Total revenues increased by approximately $31.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. We attribute the revenue growth to increased sales to our existing customer base and continued growth of our customer base during the period. Revenue from existing customers increased $29.3 million from $228.0 million for the year ended December 31, 2012 to $257.3 million for the year ended December 31, 2013, while revenue from new customers increased $2.3 million from $27.2 million for the year ended December 31, 2012 to $29.5 million for the year ended December 31, 2013. Revenue from new customers increased due to a significant focus on the selling of new products, especially vCE, to our current customer base.
We experienced continued revenue growth in subscription revenues, which increased by approximately $33.8 million during the year ended December 31, 2013, from $216.0 million in the prior year period. We experienced a decrease in revenue from our project-based revenues which decreased by approximately $2.2 million during the year ended December 31, 2013, from $39.2 million in the prior year period.
Revenues from U.S. customers were $202.7 million for the year ended December 31, 2013, or approximately 71% of total revenues, while revenues from customers outside of the U.S. were $84.1 million for the year ended December 31, 2013, or approximately 29% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $12.3 million, comprised of increases of $6.0 million in Europe, $1.0 million in Canada, $3.2 million in Asia and $2.7 million in Latin America, offset by a decrease of $0.6 million in the Middle East and Africa during the year ended December 31, 2013 as compared to the prior year period.

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
Our total operating expenses increased by approximately $20.8 million, or approximately 8%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase is primarily attributable to increased expenditures for employee salaries and related benefits of $11.0 million associated with our increased headcount, increased commissions and sales incentives of $5.4 million related to compensating our employees and strategic partners to continually garner new clients and better serve our existing clients with our expanding suite of products, increased use of professional services firms in the amount of $4.2 million associated with obtaining accounting and legal services to support our rapidly growing global business and for certain ongoing litigation, increased rent and other facilities related costs and depreciation expense of $2.6 million. These increases were partially offset by proceeds from the settlements of litigation in the amount of $1.4 million and decreased amortization expense of $1.3 million.
Cost of Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(In thousands)
Cost of revenues	$89,963	$86,379	$3,584	4.1%
As a percentage of revenues	31.3%	33.9%
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
Cost of revenues increased by $3.6 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase is primarily attributable to third-party data costs of $2.6 million associated with our data collection efforts, increased depreciation expense of $1.2 million, and employee salaries and related benefits of $1.0 million. These increases were offset by a decrease of $1.2 million associated with reduced usage of third-party customer service providers.
Cost of revenues decreased as a percentage of revenues during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to increased operating leverage and the reallocation of certain operating resources to research and development activities.
Selling and Marketing Expenses

	Year Ended December 31,		Change
	2013	2012	$	%
	(In thousands)
Selling and marketing	$99,947	$91,849	$8,098	8.8%
As a percentage of revenues	34.8%	36.0%
Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual's role. Commissions are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. Selling and marketing expenses have increased because we hired additional salespeople in order to support international growth, especially in our Digital Analytix and vCE product offerings.
Selling and marketing expenses increased by $8.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase is primarily attributable to increased commissions and sales incentives of $5.4 million related to compensating our employees and strategic partners to continually garner new clients and better serve our existing clients with our expanding suite of products and increased revenues coupled with an increase in employee salaries and related benefits of $4.0 million. These costs were offset by a decrease in stock-based compensation of $1.3 million associated with a change in our sales incentive plans that took effect in 2013.
Selling and marketing expenses decreased as a percentage of revenues during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to faster than expected revenue growth.
Research and Development Expenses

	Year Ended December 31,		Change
	2013	2012	$	%
		(In thousands)
Research and development	$41,025	$33,994	$7,031	20.7%
As a percentage of revenues	14.3%	13.3%
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
Research and development expenses increased by $7.0 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase is primarily attributable to employee salaries and related benefits of $4.9 million associated with activities to support the development and implementation of new products, and increased stock compensation expense of $1.1 million and increased rent, other facility related costs and depreciation of $0.7 million.
Research and development expenses increased as a percentage of revenues for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the reallocation of human resources to research and development activities.
General and Administrative Expenses

	Year Ended December 31,		Change
	2013	2012	$	%
		(In thousands)
General and administrative	$46,449	$38,134	$8,315	21.8%
As a percentage of revenues	16.2%	14.9%
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
General and administrative expenses increased by $8.3 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase is primarily attributable to the use of professional services firms in the amount of $4.2 million associated with obtaining accounting and legal services to support our rapidly growing global business and for certain ongoing litigation, increased stock compensation of $1.4 million associated with high levels of achievement pertaining to our 2013 management performance compensation plans, increased employee salaries, benefits and related costs of

$1.2 million associated with our increased headcount. These costs were partially offset by a decrease in bad debt expense of $1.0 million associated with more effective collections practices in 2013.
General and administrative expenses increased as a percentage of revenues during the year ended December 31, 2013 as compared to the year ended December 31, 2012, due to increased headcount, professional services fees, ongoing litigation and an increase in our stock compensation.
Amortization Expense

	Year Ended December 31,		Change
	2013	2012	$	%
		(In thousands)
Amortization expense	$7,957	$9,289	$(1,332)	(14.3)%
As a percentage of revenues	2.8%	3.7%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased by $1.3 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to the impact of the disposition of the ARS Non-Health-Copy-Testing and Equity Tracking business.
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
During the three months ended March 31, 2013, we completed the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business. In connection with the disposition, we received total proceeds of $1.0 million. In addition, we entered into a license agreement in which we will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to our Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis using a combination of income approaches including the relief from royalty approach and the excess earnings approach. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that we will continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and have therefore not eliminated the operations and cash flows of the ARSgroup, we have concluded that the disposition does not qualify for presentation as discontinued operations. In connection with this transaction we recorded a gain on the disposition of $0.2 million.

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
Interest and other income (expense), net remained relatively constant for the years ended December 31, 2013 and December 31, 2012 with a net expense of $0.9 million.
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
We recorded a transaction loss of $0.1 million for the year ended December 31, 2013 as compared to a transaction loss of $0.7 million during the year ended December 31, 2012.
Provision for Income Taxes
As of December 31, 2013, we had federal and state net operating loss carryforwards for tax purposes of approximately $37.2 million and $38.3 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2014 for state income tax purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. We recognized income tax expense of approximately $4.4 million during the year ended December 31, 2013, which is comprised of current tax expense of $0.5 million related to federal alternative minimum tax and state income tax liabilities, $1.5 million of foreign income tax expense, and deferred tax expense of approximately $2.4 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total deferred tax expense of $2.4 million is $2.3 million of deferred tax expense related to the establishment of a deferred tax liability for Subpart F income that will be recognized in a future year and $2.9 million of deferred tax benefit related to the release of valuation allowances in certain foreign jurisdictions.
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

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$44,574	$44,872	$26,750
Net cash used in investing activities	(4,437)	(7,590)	(9,806)
Net cash used in financing activities	(32,885)	(14,285)	(12,303)
Effect of exchange rate changes on cash	(1,221)	696	(306)
Net increase in cash and equivalents	6,031	23,693	4,335
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. We will be investing approximately $8 to $10 million in 2014 to expand our cross-media market potential. As of December 31, 2013, our principal sources of liquidity consisted of $67.8 million in cash, the majority of which represents cash generated from operating activities. As of December 31, 2013, $11.3 million of the $67.8 million in cash on hand was held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if management were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks (the "Lenders") with Bank of America, N.A. (“Bank of America”) as administrative agent and lead lender. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit, and the repurchase of equity interests in the Company not to exceed $50 million during the five-year revolver term.
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
Under the terms of the Credit Agreement, we are subject to various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio and cash flow-to-fixed charge ratios and covenants relating to the Company's ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of December 31, 2013, we were in full compliance with all covenants contained in the Credit Agreement.
As of December 31, 2013, there are no amounts outstanding under our Credit Agreement.
We maintain letters of credit in lieu of security deposits with respect to certain office leases. As of December 31, 2013, $4.0 million in letters of credit were outstanding, leaving $6.0 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.

Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $44.6 million of net cash from operating activities during the year ended December 31, 2013. Our cash flows from operations were driven by our net loss of $2.3 million, offset by $54.8 million in non-cash items such as depreciation, impairment of intangible assets, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax provision. In addition, our operating cash flows were positively impacted by a $7.4 million increase in deferred revenue related to increased sales and the collection of cash in advance of revenue recognition, a $5.7 million increase in accounts payable, and a $2.4 million increase in deferred rent due to tenant allowances related to our leases. Cash flows from operations were negatively impacted by a $22.6 million increase in accounts receivable associated with our increased revenues, especially during the fourth quarter, and a $0.7 million increase in prepaid expenses and other current assets.
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
We used $4.4 million of net cash in investing activities during the year ended December 31, 2013, associated with the purchase of property and equipment to maintain and expand our technology infrastructure.
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
Financing Activities
We used $32.9 million of cash during the year ended December 31, 2013 for financing activities. This included $9.3 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $13.1 million to repurchase shares under our share repurchase program. In addition we used $10.2 million to make payments on our capital lease obligations offset by $0.2 million in proceeds from the exercise of our common stock options. Also, during the year ended December 31, 2013, we received $4.0 million related to borrowings under our revolving credit facility and repaid this amount during 2013.
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
Contractual Obligations and Known Future Cash Requirements
Set forth below is information concerning our known contractual obligations as of December 31, 2013 that are fixed and determinable.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Capital lease obligations	$25,097	$11,254	$13,785	$58	$—
Operating lease obligations	77,515	10,107	20,076	18,695	28,637
Total	$102,612	$21,361	$33,861	$18,753	$28,637
Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In current and prior years, we financed the purchase of some of our computer equipment under capital lease arrangements over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer equipment, are typically small and they do not materially impact our overall liquidity.
We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the year ended December 31, 2013 we incurred $1.4 million of additional borrowings under this financing arrangement. As of December 31, 2013, we have total borrowings under this arrangement of approximately $8.6 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments are approximately $7.8 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors.
As of December 31, 2013, $4.0 million in letters of credit were outstanding, leaving $6.0 million available for additional letters of credit. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
As noted in the liquidity and capital resources section, in September 2013, we entered into a $100.0 million revolving credit facility. As of December 31, 2013 and February 14, 2014, no amounts are outstanding under the terms of our Revolving Credit Facility.

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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2013, our cash reserves were maintained in bank deposit accounts totaling $67.8 million.
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
Interest Rate Sensitivity
As of December 31, 2013, our principal sources of liquidity consisted of $67.8 million of cash. The cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the year ended December 31, 2011, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.
Liquidity Risk
As of December 31, 2013, our principal sources of liquidity consisted of $67.8 million in cash, the majority of which represents cash generated from operations. As of December 31, 2013, $11.3 million of the $67.8 million in cash on hand was held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if management were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of comScore, Inc.
We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), comScore, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 18, 2014

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$67,795	$61,764
Accounts receivable, net of allowances of $1,667 and $1,117, respectively	90,040	68,348
Prepaid expenses and other current assets	10,162	8,877
Deferred tax assets	10,802	9,940
Total current assets	178,799	148,929
Property and equipment, net	37,995	31,418
Other non-current assets	1,123	414
Long-term deferred tax assets	9,244	12,065
Intangible assets, net	32,938	40,759
Goodwill	103,314	102,900
Total assets	$363,413	$336,485
Liabilities and Equity
Current liabilities:
Accounts payable	$3,378	$7,229
Accrued expenses	33,472	24,409
Deferred revenues	86,607	80,824
Deferred rent	1,155	807
Deferred tax liabilities	10	17
Capital lease obligations	10,351	8,020
Total current liabilities	134,973	121,306
Deferred rent, long-term	11,747	10,096
Deferred revenue, long-term	2,859	1,715
Deferred tax liabilities, long-term	595	130
Capital lease obligations, long-term	13,330	6,478
Other long-term liabilities	1,107	1,117
Total liabilities	164,611	140,842
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2013 and December 31, 2012; no shares issued or outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at December 31, 2013 and December 31, 2012; 35,699,508 shares issued and 35,216,071 shares outstanding as of December 31, 2013 and 35,679,430 shares issued and outstanding at December 31, 2012, respectively	36	36
Additional paid-in capital	293,322	274,622
Accumulated other comprehensive income	1,726	1,825
Accumulated deficit	(83,173)	(80,840)
Treasury stock, at cost, 483,437 and 0 shares as of December 31, 2013 and December 31, 2012, respectively	(13,109)	—
Total stockholders’ equity	198,802	195,643
Total liabilities and stockholders’ equity	$363,413	$336,485
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenues	$286,860	$255,193	$232,392
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	89,963	86,379	75,103
Selling and marketing (1)	99,947	91,849	78,289
Research and development (1)	41,025	33,994	34,050
General and administrative (1)	46,449	38,134	48,514
Amortization of intangible assets	7,957	9,289	9,301
Impairment of intangible assets	—	3,349	—
Gain on asset disposition	(214)	—	—
Settlement of litigation	(1,360)	—	5,175
Total expenses from operations	283,767	262,994	250,432
Income (loss) from operations	3,093	(7,801)	(18,040)
Interest and other (expense) income, net	(938)	(870)	(525)
Loss from foreign currency transactions	(62)	(744)	(410)
Gain from sale of marketable securities	—	—	211
Income (loss) before income tax benefit (provision)	2,093	(9,415)	(18,764)
Income tax benefit (provision)	(4,426)	(2,374)	2,974
Net loss	$(2,333)	$(11,789)	$(15,790)
Net loss per common share:
Basic	$(0.07)	$(0.35)	$(0.49)
Diluted	$(0.07)	$(0.35)	$(0.49)
Weighted-average number of shares used in per share calculation - common stock:
Basic	34,443,126	33,244,798	32,289,877
Diluted	34,443,126	33,244,798	32,289,877
Comprehensive (loss) income:
Net loss	$(2,333)	$(11,789)	$(15,790)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(99)	1,208	(1,110)
Unrealized loss on marketable securities, net	—	—	(228)
Realized gain on the sale of marketable securities, net	—	—	(211)
Total comprehensive loss	$(2,432)	$(10,581)	$(17,339)
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$3,346	$2,481	$1,976
Selling and marketing	11,062	12,283	8,512
Research and development	3,021	1,919	1,988
General and administrative	9,606	8,213	8,784

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Stockholders’ Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2010	31,523,559	$32	$216,895	$2,166	$(53,261)	$—	$165,832
Net loss	—	—	—	—	(15,790)	—	(15,790)
Foreign currency translation adjustment	—	—	—	(1,110)	—	—	(1,110)
Unrealized loss on marketable securities	—	—	—	(439)	—	—	(439)
Common stock issued in conjunction with acquisitions	982,285	1	15,057	—	—	—	15,058
Common stock issued in conjunction with litigation settlement	974,358	1	16,174	—	—	—	16,175
Exercise of common stock options	203,894	—	371	—	—	—	371
Issuance of restricted stock	641,052	—	(1)			—	(1)
Restricted stock canceled	(135,903)	—	—	—	—	—	—
Restricted stock units vested	116,863	—	—	—	—	—	—
Common stock received for tax withholding	(290,674)	—	(7,392)	—	—	—	(7,392)
Excess tax benefits from stock based compensation, net	—	—	103	—	—	—	103
Amortization of stock based compensation	—	—	17,760	—	—	—	17,760
Balance at December 31, 2011	34,015,434	34	258,967	617	(69,051)	—	190,567
Net loss	—	—	—	—	(11,789)	—	(11,789)
Foreign currency translation adjustment	—	—	—	1,208	—	—	1,208
Exercise of common stock options	367,234	—	238	—	—	—	238
Exercise of common stock warrants	19,895	—	—	—	—	—	—
Issuance of restricted stock	1,706,900	2	(2)	—	—	—	—
Restricted stock canceled	(233,903)	—	—	—	—	—	—
Restricted stock units vested	168,215	—	—	—	—	—	—
Common stock received for tax withholding	(364,345)	—	(7,362)	—	—	—	(7,362)
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	—	(51)
Amortization of stock based compensation	—	—	22,832	—	—	—	22,832
Balance at December 31, 2012	35,679,430	36	274,622	1,825	(80,840)	—	195,643
Net loss	—	—	—	—	(2,333)	—	(2,333)
Foreign currency translation adjustment	—	—	—	(99)	—	—	(99)
Exercise of common stock options	52,063	—	227	—	—	—	227
Issuance of restricted stock	484,052	—	—	—	—	—	—
Restricted stock canceled	(206,360)	—	—	—	—	—	—
Restricted stock units vested	200,651	—	—	—	—	—	—
Common stock received for tax withholding	(510,328)	—	(9,312)	—	—	—	(9,312)
Repurchase of common stock	(483,437)	—	—	—	—	(13,109)	(13,109)
Amortization of stock based compensation	—	—	27,785	—	—	—	27,785
Balance at December 31, 2013	35,216,071	$36	$293,322	$1,726	$(83,173)	$(13,109)	$198,802
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net loss	$(2,333)	$(11,789)	$(15,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,777	14,159	13,352
Amortization of intangible assets resulting from acquisitions	7,957	9,289	9,301
Impairment of intangible assets	—	3,349	—
Provision for bad debts	1,248	1,429	220
Stock-based compensation	27,035	24,896	21,260
Amortization of deferred rent	(340)	934	(822)
Deferred tax (benefit) provision	2,381	896	(4,356)
Loss on asset disposal	(267)	140	25
Gain on sale of marketable securities	—	—	(211)
Settlement of litigation	—	—	5,175
Changes in operating assets and liabilities:
Accounts receivable	(22,560)	(4,936)	(10,184)
Prepaid expenses and other current assets	(712)	1,465	(1,520)
Accounts payable, accrued expenses, and other liabilities	5,672	(7,840)	11,390
Deferred revenues	7,364	11,568	(1,610)
Deferred rent	2,352	1,312	520
Net cash provided by operating activities	44,574	44,872	26,750
Investing activities
Proceeds from asset disposition	160	—	—
Acquisitions, net of cash acquired	—	—	(5,162)
Sales and maturities of investments	—	—	2,591
Purchase of property and equipment	(4,597)	(7,590)	(7,235)
Net cash used in investing activities	(4,437)	(7,590)	(9,806)
Financing activities
Proceeds from the exercise of common stock options	227	238	371
Repurchase of common stock (withholding taxes)	(9,312)	(7,362)	(7,392)
Repurchase of common stock (treasury shares)	(13,109)	—	—
Excess tax benefits from stock based compensation	—	—	177
Principal payments on capital lease obligations	(10,212)	(7,012)	(5,390)
Proceeds from financing arrangements	3,985	4,131	—
Principal payments on financing arrangements	(3,985)	(4,280)	—
Debt issuance costs	(479)	—	(69)
Net cash used in financing activities	(32,885)	(14,285)	(12,303)
Effect of exchange rate changes on cash	(1,221)	696	(306)
Net increase in cash and cash equivalents	6,031	23,693	4,335
Cash and cash equivalents at beginning of year	61,764	38,071	33,736
Cash and cash equivalents at end of year	$67,795	$61,764	$38,071
Supplemental cash flow disclosures
Interest paid	$756	$775	$701
Net income tax paid	$1,332	$997	$2,027
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$19,381	$8,544	$5,411
Leasehold improvements acquired through lease incentives	$2,272	$1,282	$331
Accrued capital expenditures	$1,451	$930	$—
Patents acquired through issuance of common stock	$—	$—	$11,000
Stock issued in connection with business combination	$—	$—	$15,000
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides digital media analytics that enables its customers to make well-informed, data-driven decisions to effectively manage their business, build successful digital strategies and tactics, and optimize their marketing and advertising investments. The Company is a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms including personal computers, smartphones, tablets, televisions and interact with digital media, including Web sites, apps, video programming and advertising. The Company aspires to measure all digital interactions across all major digital platforms, at scale, on a global basis.
The Company's products and services provide its customers with deep and actionable insight into consumer behavior including objective, detailed information about consumer usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. The Company is skilled in combining proprietary Company data with its clients’ own data, as well as data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both Company branded products and also partner products integrating the Company's data and services.

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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired. During the first quarter of 2013, certain intangible assets acquired were measured at fair value using significant unobservable inputs (Level 3) as described in Note 4. During the year ended December 31, 2013, the Company recorded these assets as follows:

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
Interest income on investments was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

The following is a summary of activities in the allowance for doubtful accounts for the fiscal years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Allowance for Doubtful Accounts
Beginning Balance	$(1,117)	$(903)	$(725)
Additions	(1,248)	(1,429)	(220)
Reductions, (recoveries) and write-offs	698	1,215	42
Ending Balance	$(1,667)	$(1,117)	$(903)
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
Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. The Company has one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for each of the years ended December 31, 2013, 2012 and 2011 and determined that there was no impairment of goodwill.

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 10
Customer relationships	3 to 12
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. During the year ended December 31, 2012, the Company recorded an impairment charge of $3.3 million related to certain intangible assets as described in Note 6. There were no impairment charges recognized during the years ended December 31, 2013 or 2011.
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
The Company incurred foreign currency transaction losses of $0.1 million, $0.7 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of either subscriptions to multiple online product solutions or a subscription to the Company’s online database combined with customized services. The Company accounts for these arrangements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which requires the Company to allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) an estimated selling price (“ESP”) if neither VSOE nor TPE are available. VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable on a stand-alone basis. ESP reflects the Company’s estimate of what the selling price of a deliverable would be if it was sold regularly on a stand-alone basis.
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
Multiple contracts with a single counterparty that are negotiated simultaneously and are considered contemporaneous are accounted for as one arrangement.  If there are multiple contracts with one counterparty that are deemed independent of one another, they are accounted for as separate arrangements.

On July 1, 2010, the Company completed its acquisition of Nexius, resulting in additional revenue sources, including software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (“ASC”) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, using either the percentage-of-completion or the completed-contract method. Under the percentage-of-completion method, the Company uses the input method to measure progress, which is based on the ratio of costs incurred to date to total estimated costs at completion. The percentage-of-completion method is used when reliable estimates of progress and completion under the contract can be made. Under the completed-contract method, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. The completed-contract method is used when reliable estimates cannot be made or other terms under the contract require it. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. The Company considers a contract to be completed when all performance obligations have been delivered and the customer provides formal acceptance in the form of a "User Acceptance Testing" certificate and the Company applies this policy on a consistent basis. Prior to March 31, 2011, the Company had not established VSOE of fair value for the multiple deliverables and therefore accounted for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue on a straight line basis over the service period of the last delivered element. During the quarter ended June 30, 2011 the Company established VSOE of fair value for post contract support (“PCS”) services for a group of certain Nexius customers. The establishment of VSOE of fair value followed an alignment of the Company’s pricing practices for these services. As a result of establishing VSOE, the Company, for the year ended December 31, 2011, recorded revenue and related costs of revenue of $2.4 million and $1.4 million, respectively, of which $0.9 million and $0.3 million, respectively, had been previously deferred. For the remainder of the Nexius customers, we currently do not have VSOE for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element.
The Company accounts for nonmonetary transactions under ASC 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the asset received is used to estimate fair value for the exchange.
In the fourth quarter of 2013, the Company entered into an agreement to exchange certain data assets with a corporation.  A member of the Company’s Board of Directors also serves as a member of the Board of Directors of that corporation and therefore, we have considered the corporation to be a related party.  The transaction was considered to have commercial substance under the guidance in ASC 845 and the Company estimated the fair value of the services delivered based on similar monetary transactions with third parties.  No cash was exchanged in this transaction.  The Company also considered the guidance in ASC 850, Related Party Disclosures.
During the year ended December 31, 2013 the Company recognized $3.2 million in revenue related to nonmonetary transactions of which $1.8 million is attributable to this related party transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the year ended December 31, 2013, the Company recognized $1.8 million in expense related to nonmonetary transactions, though no expense was recognized for this related party transaction since data assets have not yet been received.
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
For the years ended December 31, 2013, 2012 and 2011, one customer, Microsoft Corporation, accounted for approximately 7%, 8% and 10%, respectively, of total revenues. As of December 31, 2013 and 2012, no one customer accounted for more than 10% of accounts receivable.
Advertising Costs
All advertising costs are expensed as incurred. Advertising expense includes costs associated with direct marketing but does not include the cost of attendance at events or trade shows. Advertising expense, which is included in sales and marketing expense, totaled $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share data)
Calculation of basic and diluted net income per share:
Net (loss) income	$(2,333)	$(11,789)	$(15,790)
Net (loss) income per common share:
Basic	(0.07)	(0.35)	(0.49)
Diluted	(0.07)	(0.35)	(0.49)
Weighted-average shares outstanding-common stock, basic	34,443,126	33,244,798	32,289,877
Dilutive effect of
Options to purchase common stock	—	—	—
Unvested restricted stock units	—	—	—
Warrants to purchase common stock	—	—	—
Weighted-average shares outstanding-common stock, diluted	34,443,126	33,244,798	32,289,877
The Company uses the two-class method for earning allocations between the Company's restricted stock awards, as they are a participating security, and the Company's common stock. The dilutive effect of stock options and restricted stock of 688,659, 1,547,077 and 627,147 were not included in the computation of diluted net (loss) income per common share for the years ended December 31, 2013, 2012 and 2011, respectively, as their effect would be anti-dilutive.

Recent Pronouncements
In July 2013, FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations. This update was created due to the diversity in practice in presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward for that year has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of this update is to eliminate this diversity in practice. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. The Company does not believe that this standard will have a material impact on the Company’s financial statements.

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
For the years ended December 31, 2013 and December 31, 2012 there were no transaction related costs. For the year ended December 31, 2011, there were $0.7 million of transaction related costs included in general and administrative expenses.
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

4.	Asset Disposition

On March 18, 2013, the Company and its wholly-owned subsidiary RSC The Quality Measurement Company (also known as ARSgroup), sold certain assets related to its ARS Non-Health Copy-Testing and Equity Tracking business to MSW.ARS LLC, a Delaware limited liability company ("Buyer").
In connection with the disposition, the Company received total proceeds of $1.0 million in cash. In addition, the Company entered into a license agreement in which it will retain the right to use the necessary intellectual property to continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and recorded an intangible asset of $1.2 million based on the estimated fair value of the licensed intellectual property. In determining the fair value of the intangible asset, the Company prepared a discounted cash flow (“DCF”) analysis. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows associated with the health related customers of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. This intangible asset will be amortized on a straight-line basis over its estimated useful life of 3 years beginning April 1, 2013. The assets disposed of included computer equipment, furniture and fixtures, intellectual property and the intangible assets associated with the ARSgroup. Due to the fact that the Company will continue to provide the ARS Copy-Testing and Equity Tracking services to its Health related customers and has therefore not eliminated the operations and cash flows of the ARSgroup, management has concluded that the disposition does not qualify for presentation as discontinued operations.
As a result of the disposition, during the three months ended March 31, 2013, the Company recorded a gain on the Disposition of $0.2 million, determined as follows (in thousands):

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210

5.	Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31,
	2013	2012
	(In thousands)
Computer equipment	$60,673	$39,570
Computer software	5,764	10,773
Office equipment and furniture	5,156	4,570
Automobiles	1,644	1,329
Leasehold improvements	15,785	14,119
Total, including capital leases of $43,776 and $25,786, respectively	89,022	70,361
Less: accumulated depreciation and amortization, including capital leases of $22,430 and $12,668, respectively	(51,027)	(38,943)
	$37,995	$31,418
During the years ended December 31, 2013 and 2012, the Company capitalized $2.3 million and $1.3 million, respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Reston, New York and London office leases (see Note 8).
For the years ended December 31, 2013, 2012 and 2011, total depreciation expense was $16.8 million, $14.2 million and $13.4 million, respectively.

6.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the year ended December 31, 2013 is as follows (in thousands):

Balance as of December 31, 2012	$102,900
Goodwill allocated to ARS disposition	(289)
Translation adjustments	703
Balance as of December 31, 2013	$103,314
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

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$7,770	$(5,471)	$2,299	$8,412	$(4,372)	$4,040
Customer relationships	35,774	(15,346)	20,428	35,766	(11,230)	24,536
Panel	1,650	(1,316)	334	1,639	(1,073)	566
Intellectual property	13,576	(3,999)	9,577	13,571	(2,459)	11,112
Trade names	2,904	(2,604)	300	4,153	(3,648)	505
	$61,674	$(28,736)	$32,938	$63,541	$(22,782)	$40,759
Amortization expense related to intangible assets was approximately $8.0 million, $9.3 million and $9.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted average remaining amortization period by major asset class as of December 31, 2013, is as follows:

(In years)
Acquired methodologies/technology	1.8
Customer relationships	6.0
Panel	1.4
Intellectual property	7.5
Trade names	1.5
The estimated future amortization of acquired intangible assets as of December 31, 2013 is as follows:

(In thousands)
2014	$7,704
2015	6,689
2016	5,385
2017	4,316
2018	2,169
Thereafter	6,675
$32,938

7.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2013	2012
	(In thousands)

Payroll and related	$9,213	$5,556
Stock-based compensation	6,061	6,652
Cost of revenues	5,641	4,892
Income, sales and other taxes	4,716	2,733
Professional fees	3,066	1,333
Other	4,775	3,243
	$33,472	$24,409

8.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize approximately $8.6 million as of December 31, 2013, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to April 30, 2014. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2014	$11,254
2015	9,133
2016	4,652
2017	58
2018	—
Total minimum lease payments	25,097
Less amount representing interest	(1,416)
Present value of net minimum lease payments	23,681
Less current portion	10,351
Capital lease obligations, long-term	$13,330
During the years ended December 31, 2013, 2012 and 2011, the Company acquired $14.4 million and $7.8 million, and $5.4 million respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks (the "Lenders"). Bank of America, N.A. (“Bank of America”) is the administrative agent, and lead lender of this Revolving Credit Facility. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit, and the repurchase of equity interests in the Company not to exceed $50 million during the five-year revolver term. Pursuant to the Credit Agreement, the obligations under the Revolving Credit Facility are secured by a security interest in substantially all of the Company’s cash and cash equivalents.
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
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio and cash flow-to-fixed charge ratios and covenants relating to the

Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of December 31, 2013 the Company was in full compliance with all covenants contained in the Credit Agreement and remains so as of the date of this report.
As of December 31, 2013, the Company did not have an outstanding balance under the Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of December 31, 2013, $4.0 million in letters of credit were outstanding, leaving $6.0 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

9.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2014	$10,107
2015	10,079
2016	9,997
2017	9,766
2018	8,929
Thereafter	28,637
Total minimum lease payments	$77,515
Total rent expense, under non-cancellable operating leases, was $8.9 million, $8.4 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013 and 2012, the Company recorded $2.3 million and $1.3 million, respectively, of deferred rent and capitalized assets as a result of landlord allowances in connection with its Reston, New York and London office leases. The deferred rent will be applied to rent expense recognized by the Company over the lease terms.
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
In June 2013 the Company settled certain patent litigation lawsuits that we initiated against certain third-parties. The Company recognized a net gain of $1.4 million during 2013 related to these settlements.
On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys' fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act.  The court has certified a class, with trial expected in the second quarter of 2014. It is not possible for the Company to estimate a potential range of loss at this time.
From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of current matters, if any will not materially affect the Company’s consolidated financial position or results of operations.

10.	Income Taxes
The components of (loss) income before income tax for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(In thousands)
Domestic	$1,943	$(6,350)	$(10,106)
Foreign	150	(3,065)	(8,658)
Total	$2,093	$(9,415)	$(18,764)
Income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$152	$(70)	$140
State	373	114	182
Foreign	1,520	1,434	1,060
Total	2,045	1,478	1,382
Deferred:
Federal	3,518	1,278	(3,492)
State	392	(635)	(832)
Foreign	(1,529)	253	(32)
Total	2,381	896	(4,356)
Income tax (benefit) provision	$4,426	$2,374	$(2,974)

A reconciliation of the statutory United States income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	23.8	3.6	2.3
Nondeductible items	56.9	(15.5)	(5.7)
Foreign rate differences	96.5	(2.9)	(5.4)
Change in statutory tax rates	4.3	(0.9)	(0.6)
Change in valuation allowance	(144.8)	(10.6)	(8.9)
Stock compensation shortfalls	41.2	(4.3)	—
True-ups and other adjustments	(5.7)	(0.4)	0.1
Subpart F income recapture	96.3	—	—
Market-based stock awards	—	(27.8)	—
Foreign tax withholding	4.3	(0.8)	(0.6)
Uncertain tax positions	3.7	(0.6)	(0.3)
Effective tax rate	211.5%	(25.2)%	15.9%
The Company recognized income tax expense of approximately $4.4 million during the year ended December 31, 2013, which is comprised of current tax expense of $0.5 million related to federal alternative minimum tax and state income tax liabilities, $1.5 million of foreign income tax expense, and deferred tax expense of approximately $2.4 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total deferred tax expense of $2.4 million is $2.3 million of deferred tax expense related to the establishment of a deferred tax liability for Subpart F income that will be recognized in a future tax year and $2.9 million of deferred tax benefit related to the release of valuation allowances in certain foreign jurisdictions, which have a statutory rate of approximately 20%.
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
The Company recognized an income tax benefit of approximately $3.0 million during the year ended December 31, 2011, which is comprised of current tax expense of $0.3 million related to federal alternative minimum tax and state income tax liabilities, $1.1 million of foreign income tax expense, and a deferred tax benefit of approximately $4.4 million related primarily to differences between the tax treatment and financial reporting treatment for certain items, most notably the Nielsen transaction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$6,658	$13,352
Capital loss carryforwards	778	769
Tax credits	1,817	1,671
Allowance for doubtful accounts	506	722
Accrued salaries and benefits	724	256
Deferred revenues	922	717
Capital leases	8,955	4,853
Deferred compensation	7,170	6,082
Deferred rent	4,937	4,210
Other	1,018	707
Gross deferred tax assets	33,485	33,339
Valuation allowance	(1,197)	(4,045)
Net deferred tax assets	32,288	29,294
Deferred tax liabilities:
Intangible assets	(752)	(1,535)
Property and equipment	(9,387)	(5,577)
Subpart F income recapture	(2,310)	—
Prepaid maintenance	(317)	(156)
Other	(81)	(168)
Total deferred tax liabilities	(12,847)	(7,436)
Net deferred tax asset	$19,441	$21,858

As of December 31, 2013 and 2012, the Company had valuation allowances of $1.2 million and $4.0 million, respectively, against certain deferred tax assets. The valuation allowance as of December 31, 2013 relates to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.
As of December 31, 2013, the Company concluded that it was not more-likely-than-not that a portion of our deferred tax assets related to certain state and foreign net operating losses would be realized and that an increase to the valuation allowance of $0.1 million was necessary. The Company also concluded that it was more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions, primarily the Netherlands, would be realized and determined that it was appropriate to release valuation allowances of $2.9 million. In making that determination, the Company considered the income generated in these foreign jurisdictions during 2013, the guaranteed profit margins in place for these entities as a result of the Company’s transfer pricing model, the tax impact of the restructuring that is currently being implemented, the current overall economic environment, and the projected income of these entities in future years. In addition, during 2013, the Company wrote-off certain deferred tax assets related to net operating losses that will never be realized. As these deferred tax assets had a full valuation allowance recorded against them, the associated valuation allowance of $0.1 million was released.

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
The following is a summary of activities in the deferred tax asset valuation allowance for the fiscal years indicated:

	December 31,
	2013	2012
	(In thousands)
Deferred Tax Valuation Allowance
Beginning Balance	$(4,045)	$(2,741)
Additions	(132)	(1,511)
Reductions	2,980	207
Ending Balance	$(1,197)	$(4,045)
As of December 31, 2013, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $37.2 million and $38.3 million, respectively. As of December 31, 2012, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $46.8 million and $43.1 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and begin to expire in 2014 for state income tax purposes. At December 31, 2013, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $20.8 million, which begins to expire in 2017. In addition, at December 31, 2013, the Company had alternative minimum tax credit carryforwards of $1.5 million which can be carried forward indefinitely and research & development credit carryforwards of $0.7 million which begin to expire in 2025.
The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2013 and 2012 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. As of December 31, 2013 and December 31, 2012, the cumulative amounts of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above are $32.5 million and $28.9 million, respectively. During the years ended December 31, 2013 and 2012, the Company recognized windfall tax benefits of approximately $0.1 million, related to certain state and foreign tax jurisdictions, which were recorded as an increase to additional paid-in capital.
During the years ended December 31, 2013 and 2012, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent relevant windfall tax benefits have been previously recognized. As described above, the Company recognized a portion of the windfall tax benefits in 2013 and recorded an increase to additional paid-in capital. Therefore, $0.1 million of shortfalls has not been included in income tax expense but has reduced additional paid-in capital for the year ended December 31, 2013. The remaining impact of the shortfalls totaling $0.9 million has been included in income tax expense. As of December 31, 2012, the Company recognized a portion of the windfall tax benefits and recorded an increase to additional paid-in capital. Therefore, the impact of the shortfalls totaling $0.2 million was not included in income tax expense but reduced additional paid-in capital for the year ended December 31, 2012. Looking forward the Company cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.

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
The Company intends to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2013, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $6.5 million.
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As a result, the Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. As of December 31, 2013, 2012 and 2011, the Company had unrecognized tax benefits of $1.4 million all of which would affect the Company’s tax rate if recognized. The Company anticipates that approximately $0.1 million of unrecognized tax benefits will reverse during the next year due to the filing of related tax returns and the expiration of statutes of limitation. The changes in the liability for unrecognized income tax benefits as of December 31, 2013, 2012 and 2011 resulted from the following:

	December 31,
	2013	2012	2011
	(In thousands)
Unrecognized tax benefits beginning balance	$1,418	$1,386	$2,376
Increase related to tax positions of prior years	36	69	1
Increase related to acquired tax positions recorded through purchase accounting	—	—	1
Increase related to tax positions of the current year	45	4	17
Decrease related to tax positions of prior years	(21)	(27)	(959)
Decrease due to settlements	(4)	—	(42)
Decrease due to lapse in statutes of limitations	(31)	(14)	(8)
Unrecognized tax benefits ending balance	$1,443	$1,418	$1,386
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the amount of accrued interest and penalties on unrecognized tax benefits was $0.7 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2010 or state and local tax examinations by tax authorities for years before 2009, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

11.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2013 and December 31, 2012, the Plans provided for the issuance of a maximum of approximately 9.9 million shares and 8.5 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2013, the shares available for grant increased by 1,427,177 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of December 31, 2013, a total of 3,066,148 shares were available for future grant under the 2007 Plan.
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
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	90,552	$4.38	2.99	$851
Options granted	—	$—	—	—
Options exercised	(52,063)	$4.37	—	$1,028
Options forfeited	—	$—	—	—
Options expired	(255)	$9.73	—	—
Options outstanding and exercisable at December 31, 2013	38,234	$4.37	2.09	$927

During the three months ended March 31, 2012, the Company granted 210,000 time-based restricted stock awards to the Company's Chief Executive Officer that vest ratably over three years and 380,000 time-based restricted stock awards to members of executive management that vest ratably over four years. In addition, the Company granted its Chief Executive Officer 580,000 shares of the Company's common stock in the form of restricted stock and restricted stock units (the “Performance Award”). The Performance Award represents the maximum number of shares that can vest over a three year period. The Performance Awards vested and will vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014, with the revenue and adjusted EBITDA milestones each carrying a 50% weight. Assuming achievement of 100% of the target performance metrics in each case over a three-year period, the Chief Executive Officer would be eligible to vest in 290,000 total shares, and in any given year 96,666 shares. Assuming achievement of 200% of the target performance metrics in each case over a three-year period, the maximum number permitted under the arrangement, the Chief Executive Officer would be eligible to vest in 580,000 total shares, and in any given year, 193,334 shares. During the year ended December 31, 2013, no stock options were granted.

A summary of the Plans is presented below:

	Number of shares	Weighted- Average Exercise Price
Options outstanding December 31, 2010	1,713,165	$11.68
Options granted	—	—
Options exercised	(203,894)	1.82
Options forfeited	(82)	9.29
Options expired	(1,670)	5.91
Options outstanding December 31, 2011	1,507,519	13.02
Options granted	—	—
Options exercised	(367,234)	0.65
Options forfeited	(1,048,478)	18.12
Options expired	(1,255)	2.79
Options outstanding December 31, 2012	90,552	4.38
Options granted	—	—
Options exercised	(52,063)	4.37
Options forfeited	—	—
Options expired	(255)	9.73
Options outstanding and exercisable at December 31, 2013	38,234	$4.37
The following table summarizes information about options outstanding at December 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.25 - $4.25	16,482	$2.70	1.63
$4.26 - $7.50	17,248	$4.74	2.14
$7.51 - $13.66	4,504	$9.05	3.57
	38,234	$4.37	2.09
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $5.0 million and $3.6 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable under the Company’s stock plans as of December 31, 2013 was $0.9 million. The weighted average remaining contractual life for all options outstanding and exercisable under the Company’s stock plans as of December 31, 2013 was 2.09 years. As of December 31, 2013, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date.

Our nonvested stock awards are comprised of restricted stock and restricted stock units. The restricted stock only represents participating securities. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. During the year ended December 31, 2013, 206,360 shares of restricted stock were forfeited and were subsequently retired. A summary of the status for nonvested stock awards as of December 31, 2013 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2010	1,591,522	405,071	1,996,593	$15.43
Granted	681,674	243,983	925,657	25.39
Vested	(751,873)	(116,863)	(868,736)	16.01
Forfeited	(135,903)	(113,097)	(249,000)	19.02
Nonvested at December 31, 2011	1,385,420	419,094	1,804,514	$19.75
Granted	1,706,900	445,368	2,152,268	20.84
Vested	(888,707)	(168,215)	(1,056,922)	18.81
Forfeited	(233,903)	(229,423)	(463,326)	21.34
Nonvested at December 31, 2012	1,969,710	466,824	2,436,534	$20.82
Granted	484,052	1,025,065	1,509,117	19.95
Vested	(1,196,792)	(200,651)	(1,397,443)	17.91
Forfeited	(206,360)	(156,312)	(362,672)	20.71
Nonvested at December 31, 2013	1,050,610	1,134,926	2,185,536	$22.10
The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2013 was $62.5 million. The weighted average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2013 was 1.10 years.
We granted nonvested stock awards at no cost to recipients during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $27.1 million, which the Company expects to recognize over a weighted average period of approximately 1.18 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 1,397,443 shares of the Company’s restricted stock and restricted stock units vesting during the year ended December 31, 2013, the Company repurchased 510,328 shares at an aggregate purchase price of approximately $9.3 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.
Common Stock Warrants
As of December 31, 2011, a warrant to purchase 24,375 shares of common stock was outstanding. During the quarter ended June 30, 2012, this warrant was completely exercised on a net basis. As a result, the Company issued 19,895 shares of common stock and received no cash upon the exercise of the warrant.
Shares Reserved for Issuance
At December 31, 2013, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	3,066,148
Common stock reserved for outstanding options and restricted stock units	1,173,160
4,239,308

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

12.	Share Repurchases

On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors.

As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock and presented as a deduction from Stockholders' Equity. Cash paid for share repurchases during 2013, under the announced share repurchase program, was as follows:

(Amounts in millions, except share and per share data)
Total number of shares repurchased	483,437
Average price paid per share	$27.12
Total share repurchases	$13.1

13.	Employee Benefit Plans
The Company has a 401(k) Plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company made approximately $0.5 million, $0.5 million and $0.4 million in contributions to the 401(k) Plan for the years ended December 31, 2013, 2012 and 2011, respectively.

14.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$202,743	$183,380	$172,311
Europe	49,480	43,456	35,797
Canada	12,655	11,625	9,859
Other	21,982	16,732	14,425
Total Revenues	$286,860	$255,193	$232,392

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2013	2012
	(In thousands)
United States	$32,370	$24,810
Europe	4,655	5,477
Canada	256	291
Other	714	840
Total	$37,995	$31,418

15.	Quarterly Financial Information (Unaudited)

	2013
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Revenues	$68,848	$69,911	$71,606	$76,495
Cost of revenues (1)	22,554	21,610	21,603	24,196
Selling and marketing (1)	24,458	25,491	24,255	25,743
Research and development (1)	10,223	9,803	10,441	10,558
General and administrative (1)	9,012	11,238	12,492	13,707
Amortization of intangible assets	2,151	1,936	1,956	1,914
Gain on asset disposition	(210)	—	(4)	—
Settlement of litigation	—	(1,160)	—	(200)
Total expenses from operations	68,188	68,918	70,743	75,918
Income from operations	660	993	863	577
Interest and other (expense) income, net	(164)	(168)	(238)	(368)
Gain (loss) from foreign currency transactions	(340)	93	82	103
Income before income taxes	156	918	707	312
Provision for income taxes	(2,179)	(1,316)	(789)	(142)
Net income (loss)	$(2,023)	$(398)	$(82)	$170
Net loss available to common stockholders per common share:
Basic	$(0.06)	$(0.01)	$—	$—
Diluted	$(0.06)	$(0.01)	$—	$—
Weighted-average number of shares used in per share calculations:
Basic	34,113,786	34,414,301	34,502,456	35,487,041
Diluted	34,113,786	34,414,301	34,502,456	35,770,458
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$716	$832	$887	$911
Selling and marketing	2,813	3,219	2,487	2,543
Research and development	614	602	947	858
General and administrative	856	2,493	2,922	3,335

	2012
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Revenues	$62,275	$60,291	$64,273	$68,354
Cost of revenues (1)	20,401	20,371	21,933	23,674
Selling and marketing (1)	21,345	22,235	22,928	25,341
Research and development (1)	8,036	8,267	8,963	8,728
General and administrative (1)	9,106	9,725	9,400	9,903
Amortization of intangible assets	2,320	2,302	2,385	2,282
Impairment of intangible assets	—	3,349	—	—
Total expenses from operations	61,208	66,249	65,609	69,928
Income (loss) from operations	1,067	(5,958)	(1,336)	(1,574)
Interest and other (expense) income, net	(198)	(169)	(174)	(329)
Gain (loss) from foreign currency transactions	(263)	(304)	(205)	28
Income (loss) before income taxes	606	(6,431)	(1,715)	(1,875)
Benefit (provision) for income taxes	(1,077)	(156)	(1,403)	262
Net loss	$(471)	$(6,587)	$(3,118)	$(1,613)
Net loss available to common stockholders per common share:
Basic	$(0.01)	$(0.20)	$(0.09)	$(0.05)
Diluted	$(0.01)	$(0.20)	$(0.09)	$(0.05)
Weighted-average number of shares used in per share calculations:
Basic	32,889,119	33,189,994	33,470,628	33,705,129
Diluted	32,889,119	33,189,994	33,470,628	33,705,129
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$551	$653	$636	$641
Selling and marketing	2,183	3,001	3,113	3,986
Research and development	405	485	504	525
General and administrative	1,951	2,200	1,911	2,151

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective at December 31, 2013.
Ernst & Young LLP, an independent registered public accounting firm, which audits our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013 included at the end of this section.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of comScore, Inc.
We have audited comScore, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). comScore, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, comScore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of comScore, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of comScore, Inc. and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 18, 2014

ITEM 9B.	OTHER INFORMATION
None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,173,160	$4.37	3,066,148	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,173,160	$4.37	3,066,148

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
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
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
(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(1)	Specimen Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fourth Amended and Restated Investor Rights Agreement by and among comScore Networks, Inc. and certain holders of preferred stock, dated August 1, 2003 (Exhibit 4.2)

10.1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(2)	1999 Stock Plan (Exhibit 4.2)

10.3(1)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)

10.4(1)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)

10.5(1)	Form of Notice of Grant of Restricted Stock Units under 1999 Stock Plan (Exhibit 10.5)

10.6(3)	2007 Equity Incentive Plan, as amended and restated June 8, 2011 (Exhibit 10.1)

10.7(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10.8(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10.9(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10.10(1)	Stock Option Agreement with Magid M. Abraham, dated December 16, 2003 (Exhibit 10.10)

10.11(1)	Stock Option Agreement with Gian M. Fulgoni, dated December 16, 2003 (Exhibit 10.11)

10.12(4)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10.14(5)	Summary of 2009 Executive Compensation Bonus Policy (Exhibit 10.22)

10.15(6)	Letter Agreement with Kenneth J. Tarpey, dated April 1, 2009 (Exhibit 10.1)

10.16(3)	Letter Agreement with John M. Green, dated May 20, 2009 (Exhibit 10.2)

10.17(7)	Summary of 2011 Executive Compensation Bonus Policy (Exhibit 10.1)

10.18(8)	Credit and Security Agreement by and between comScore, Inc. and Bank of America, N.A. dated June 30, 2011 (Exhibit 10.2)

Exhibit No.	Exhibit Document

10.19(9)	Patent Purchase, License and Settlement Agreement by and among the Company, Nielsen and NetRatings dated December 20, 2011 (Exhibit 10.1)

10.20(9)	Purchase Agreement by and among the Company and Nielsen dated December 20, 2011(Exhibit 10.2)

10.21(9)	Voting Agreement by and among the Company and Nielsen dated December 20, 2011 (Exhibit 10.3)

10.22 (10)	Summary of 2012 Executive Compensation Bonus Policy

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young

24.1	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document+

101.2	XBRL Taxonomy Extension Schema Document+

101.3	XBRL Taxonomy Extension Calculation Linkbase Document+

101.4	XBRL Taxonomy Extension Definition Linkbase Document+

101.5	XBRL Taxonomy Extension Label Linkbase Document+

101.6	XBRL Taxonomy Extension Presentation Linkbase Document+

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
February 18, 2014
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

Signature	Title	Date

/S/ MAGID M. ABRAHAM, PH.D.	President, Chief Executive Officer and Director	February 18, 2014
Magid M. Abraham, Ph.D.	(Principal Executive Officer)

/S/ KENNETH J. TARPEY	Chief Financial Officer	February 18, 2014
Kenneth J. Tarpey	(Principal Financial and Accounting Officer)

/S/ GIAN M. FULGONI	Executive Chairman of the Board of Directors	February 18, 2014
Gian M. Fulgoni

/S/ JEFFREY GANEK	Director	February 18, 2014
Jeffrey Ganek

/S/ WILLIAM J. HENDERSON	Director	February 18, 2014
William J. Henderson

/S/ WILLIAM KATZ	Director	February 18, 2014
William Katz

/s/ RONALD J. KORN	Director	February 18, 2014
Ronald J. Korn

/S/ JARL MOHN	Director	February 18, 2014
Jarl Mohn