Form 10-K/A
period 2013-12-31
COMSCORE, INC.
filed 2014-04-29
CIK 1158172

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April, 25, 2013, there were 36,079,765 shares of the registrant’s common stock outstanding.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission, or SEC, on February 18, 2014 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2013, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth the names and ages of our executive officers and directors as of April 29, 2013:

Name	Age	Position
Serge Matta	39	President, Chief Executive Officer and Director
Magid M. Abraham, Ph.D.	55	Executive Chairman of the Board of Directors
Gian M. Fulgoni	66	Chairman Emeritus and Director
Kenneth J. Tarpey	61	Chief Financial Officer
Cameron Meierhoefer	42	Chief Operating Officer
Christiana L. Lin	44	Executive Vice President, General Counsel and Chief Privacy Officer
Jeffrey Ganek(2)	61	Director
William J. Henderson(2)(3)	66	Director
William Katz(1)(3)	59	Director
Ronald J. Korn(2)	73	Director
Jarl Mohn(1)(3)	62	Director

(1)	Member of nominating and governance committee

(2)	Member of audit committee

(3)	Member of compensation committee
Executive Officers and Executive Directors
Serge Matta has served as a member of our Board of Directors since April 15, 2014 and as our President and Chief Executive Officer since March 1, 2014. Mr. Matta previously served as our President beginning in June 2013. From March 2012 to June 2013, Mr. Matta served as President, Commercial Solutions. Prior to that, he served in various senior positions at comScore, including as President, Mobile and Operator Solutions, and as Executive Vice President, overseeing our worldwide Telecommunications and Mobile practice. Prior to joining the Company in 2000, Mr. Matta held positions at MicroStrategy within the consulting group. Mr. Matta holds a B.S. degree in Finance from George Mason University and an M.B.A. from American University. Mr. Matta's leadership position and experience with our company coupled with his management abilities and his extensive knowledge of our industry qualify him to serve as a member of our Board of Directors.
Magid M. Abraham, Ph.D., one of our co-founders, has served as Executive Chairman of our Board of Directors since March 1, 2014. Dr. Abraham previously served as our President and Chief Executive Officer from 1999 to March 2014 and has been a member of our Board of Directors since 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 until 1995, where he was President and Chief Operating Officer from 1993 to 1994 and later Vice Chairman of the Board of Directors from 1994 until 1995. Dr. Abraham received a Ph.D. in Operations Research and an M.B.A. from MIT. He also holds an Engineering degree from the École Polytechnique in France. Dr. Abraham’s strategic and product vision, long history as a co-founder and member of our Board of Directors, and extensive knowledge of our industry qualify him to serve as a member of our Board of Directors.
Gian M. Fulgoni, one of our co-founders, was has served as our Chairman Emeritus since March 1, 2014. Mr. Fulgoni previously served as Executive Chairman of our Board of Directors from 1999 to March 2014 and has been a member of our Board of Directors since 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by

1

Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served from August 1999 through November 2000. Mr. Fulgoni has also served on the board of directors of the Advertising Research Foundation, an industry research organization, since 2008. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester. Mr. Fulgoni's strategic vision, long history as a co-founder and member of our Board of Directors, extensive knowledge of our business and experience as a director at other technology companies qualify him to serve as a member of our Board of Directors.
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
Non-Executive Directors
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
William J. Henderson has served as a director since August 2001. Mr. Henderson was the 71st Postmaster General of the United States. He served in that position from May 1998 until his retirement in May 2001. Mr. Henderson also served as the Chief Operations Officer of Netflix, Inc. from January 2006 until February 2007. Mr. Henderson also currently serves on the board of directors of Acxiom Corporation, where he has been a director since June 2001. Mr. Henderson holds a B.S. from the University of North Carolina at Chapel Hill and served in the

U.S. Army. Mr. Henderson brings to our Board of Directors his management experience as Postmaster General and his service as a director of our company since 2001, which affords him unique perspectives on our growth and evolution.
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
Jarl Mohn, also known as Lee Masters from his radio career, has served as a director since June 2008. Mr. Mohn has also served on the board of directors of Scripps Network Interactive since June 2008 and The Rubicon Project, Inc. since May 2008. From December 2003 until July 2008, Mr. Mohn served on the board of directors of CNET Networks, Inc., where he also served as non-executive chairman from October 2006 to July 2008. Mr. Mohn also previously served on the boards of directors of XM Satellite Radio, Inc. from May 2004 to July 2008 and the E.W. Scripps Company from 2002 until 2008. Mr. Mohn was the founding President of Liberty Digital Inc., a publicly traded subsidiary of Liberty Media Group involved in interactive television, cable television networks and Internet enterprises, and served as its Chief Executive Officer from June 1999 to March 2002. Prior to founding Liberty Digital, he was President and Chief Executive Officer of E! Entertainment Television. From 1986 to 1989, Mr. Mohn was Executive Vice President and General Manager of MTV and VH1. His professional career also includes twenty years in radio. Mr. Mohn attended Temple University, where he studied Mathematics and Philosophy. Mr. Mohn’s experience as an executive in the entertainment industry provides the Board of Directors with expertise in advertising and audience analytics.
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
Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2013, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met, except for the following reports:

Date Filed	Form	Name(s) of Filer(s)	Description
March 7, 2013	4	Jeffery Ganek William Henderson William Katz Ron Korn Jarl Mohn	Filing related to transaction originally occurring on February 18, 2013.
March 22, 2013	4/A	Kenneth Tarpey	Amended Form 4 related to transaction originally occurring on March 15, 2013.
May 2, 2013	4	Kenneth Tarpey	Filing related to transaction originally occurring on April 29, 2013.
November 12, 2013	4	Magid Abraham Gian Fulgoni	Filing related to transaction originally occurring on October 31, 2013.
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
DIRECTOR NOMINATIONS
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2013 annual meeting of stockholders.
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

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2013 were:

•	Magid M. Abraham, Chief Executive Officer (our “CEO”);

•	Serge Matta, President;

•	Gian M. Fulgoni, Executive Chairman of our board of directors (our “Executive Chairman”);

•	Kenneth J. Tarpey, Chief Financial Officer; and

•	Cameron Meierhoefer, Chief Operating Officer.
On February 11, 2014, our board of directors appointed Mr. Matta as our Chief Executive Officer. Mr. Matta assumed his new role on March 1, 2014, when Dr. Abraham, our then-current CEO, retired from that position and transitioned to his new role as Executive Chairman of our board of directors. Mr. Fulgoni became our Chairman Emeritus at that time as well. For a discussion of Mr. Matta’s and Dr. Abraham’s compensation arrangements in their new roles, see "2014 Executive Compensation Decisions" elsewhere in this section. Mr. Fulgoni's compensation remained unchanged following his change in role.
This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs.
Executive Summary of Chief Executive Officer Compensation
The total compensation of Dr. Abraham, our CEO for 2013, was comprised of the following elements:

•	Base salary, which was paid almost entirely in the form of restricted shares of our common stock in lieu of cash, and which was maintained without increase from our CEO's 2012 base salary;

•	There was no short-term incentive planned for, or made, in 2013;

•
Long-term incentive made in the form of vesting of the second tranche of a 3-year performance-based equity award granted in 2012, and whose amount was based on the achievement of pre-established 2013 company performance objectives; and

•	Certain welfare benefits, including health and dental insurance, life insurance, short-term and long-term disability insurance, and a 401(k) plan.

In 2013, over two-thirds of Dr. Abraham’s annual realizable compensation was at risk. The below table illustrates Dr. Abraham's 2013 target compensation to the extent performance and non-performance based.

Both our short-term and long-term incentive compensation award opportunities have a common pay-for-performance design. Each rewards one or more elements important to the short-term or long-term our interests and those of our stockholders.

Our recent performance and the variability in our CEO’s “realizable” compensation demonstrate the strong link between our pay and our performance, as well as the challenging nature of the performance objectives that we use to motivate our executive officers:

▪
In 2012, when we made substantial investments in our digital business analytics strategy, thereby emphasizing the creation of sustainable long-term growth at the expense of short-term returns, we did not meet our revenue and adjusted EBITDA objectives for the year. Accordingly, Dr. Abraham earned no shares from the first installment of his performance-based equity award for the year. In addition, he saw the value of the initial installment of his retention-based equity award decrease in value by 37% during the course of the year.

▪
In 2013, with our strong financial performance for the year, as reflected by our achievement of 134% of our revenue objective and 200% of our adjusted EBITDA objective for the year, Dr. Abraham earned 165% of the second installment of his performance-based equity award (including both performance-based bonus achievement and overachievement). Due to an increase in stock price during the course of year, the value of the performance- and time-based equity that vested in 2013 increased an additional 77%.

The relationship between our financial performance in each of the past two years and Dr. Abraham’s realizable compensation for each year can be illustrated graphically by the following chart which shows his annual target total direct compensation opportunity, broken out by performance and nonperformance-based components, as compared to his actual annual realizable compensation:
2012 Performance-Based Equity Award
On March 29, 2012, our compensation committee granted Dr. Abraham the opportunity to earn up to 96,666 shares of our common stock annually in 2012, 2013, and 2014 for achieving target levels for revenue and adjusted EBITDA established at the beginning of each year (the “2012 Performance-Based Equity Award”). In addition, the 2012 Performance-Based Equity Award provided Dr. Abraham with the opportunity to earn an additional 96,666 shares annually in 2012, 2013, and 2014 if our business exceeded the relevant target levels for revenue and adjusted EBITDA.
In March 2013, our compensation committee established the target levels for the 2013 performance period as follows: $278.3 million in revenue and $50 million in adjusted EBITDA for the initial tranche of shares, and $295 million in revenue and $60 million in adjusted EBITDA for the “overachievement” tranche of shares.
In February 2014, our compensation committee determined that our business had achieved $285.5 million in revenue and $60 million in adjusted EBITDA. As a result, our compensation committee approved the vesting of a blended 165% of the target amount for the second tranche of Dr. Abraham's 2012 Performance-Based Award (or 161,916 shares of our common stock).
Our CEO’s realizable pay as of fiscal year-end was far above the targeted amount, due in large part to the grants of performance-based equity awards, for which performance goals were not only achieved, but surpassed. We believe that this dichotomy highlights the limitations in focusing solely on compensation reported in the "2013 Summary Compensation Table." Although that table is useful for comparing pay across companies, we do not believe it conveys a complete picture of our pay-for-performance approach to compensation, or the actual impact of that approach on pay realized or realizable by our CEO and other named executive officers.
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

•
Promote Individual Performance Accountability. Compensation should be tied, in part, to the individual named executive officer’s performance to encourage and reflect individual contributions to our overall business performance.

•
Align Stockholder Interests. Compensation should be tied to our financial performance, in part, through equity awards, which help to align our named executive officers’ interests with those of our stockholders.

Application of our Philosophy
We believe that our executive compensation program appropriately balances short-term and long-term elements, cash and equity elements, and fixed and contingent payments. We apply our compensation philosophy using both quantitative and qualitative standards to motivate our named executive officers and reward them for achieving the following goals:

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
Our executive compensation program aims not only to compensate top talent at levels that we believe are generally at or near the median of the competitive market (as reflected by our compensation peer group), but also to be proportionate relative to compensation paid to other professionals within our organization, and to be appropriately linked to our short-term and long-term performance results and to the value we deliver to our stockholders. In some instances, we may seek to adjust our compensation levels in the event that our compensation committee believes such compensation would be in our best interest to attract or retain a specific executive officer. We seek to maintain a performance-oriented culture with a compensation approach that rewards our named executive officers when we achieve and exceed our goals and objectives, while putting at risk a significant portion of their compensation against the possibility that our goals and objectives may not be achieved. Our compensation committee considers both qualitative and quantitative factors as measures of individual performance and weights these factors in assessing a particular individual’s performance.

Overall, our approach is designed to relate the compensation of our named executive officers to the following: the achievement of short-term and long-term goals and objectives; their willingness to challenge and improve existing policies and structures; and their capability to take advantage of unique opportunities and overcome difficult challenges within our business.
Role of Our Compensation Committee
Our compensation committee approves, oversees and interprets our executive compensation program and related policies and practices, including our 1999 Stock Plan, our 2007 Equity Incentive Plan and other compensation, incentives and benefits programs. Our compensation committee is appointed by our board of directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Exchange Act Rule 16b-3, and “independent directors” under the listing standards of the NASDAQ Stock Market.
Our compensation committee is comprised of Messrs. Henderson, Katz and Mohn, and is chaired by Mr. Henderson.
Our compensation committee reviews and approves our executive compensation program to ensure that it is consistent with our compensation philosophy and corporate governance guidelines. Our compensation committee also is responsible for establishing the executive compensation packages of our named executive officers.
Our compensation committee takes the following steps to ensure that our executive compensation program is consistent with both our compensation philosophy and our corporate governance guidelines:

•	regularly reviews the performance of and the total compensation earned by or awarded to our CEO and Executive Chairman independent of input from them;

•
examines on an annual basis the performance of our other named executive officers with assistance from our CEO and Executive Chairman and approves total compensation packages for them that it believes to be consistent with those generally found in the marketplace for executives in comparable positions;

•	regularly holds executive sessions of compensation committee without management present; and

•
engages a compensation consultant to review our executive compensation policies and practices and provide analysis of the competitive market for our named executive officers in connection with setting their base salaries and equity-award levels.

As part of its decision-making process, our compensation committee evaluates comparative compensation data, which includes base salary, equity and other compensation components from similarly situated companies. Our compensation committee determines the estimated amount of compensation for each named executive officer based on the following key factors:

(i)	how much we would be willing to pay to retain that named executive officer;

(ii)	how much we would expect to pay in the marketplace to replace that named executive officer; and

(iii)	how much that named executive officer could otherwise command in the employment marketplace.
Further, our compensation committee considers the recommendations of our CEO who annually reviews competitive market data, individual performance and changes in roles or responsibilities of other executive officers, and proposes adjustments to the named executive officer's compensation based on this review. By evaluating the comparative compensation data in light of the foregoing factors, we believe our compensation committee is better able to tailor its compensation determinations with the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual named executive officer.
Role of Compensation Consultant
Our compensation committee is authorized to retain the services of one or more executive compensation advisors from time to time, as it determines in its discretion, in connection with the discharge of its responsibilities. During 2013, our compensation committee retained the services of Compensia, Inc., a national compensation consulting firm, as its compensation consultant. Compensia serves at the discretion of our compensation committee. Compensia was engaged to provide advice and information relating to executive officer and director compensation. In 2013, Compensia assisted our compensation committee in (i) reviewing our compensation peer group, (ii) analyzing the compensation of our executive officers, (iii) reviewing and analyzing market data related to our executive officers’ base salaries, short-term cash incentives, and long-term incentive compensation levels, and (iv) evaluating equity plan design and structures.
Compensia reports directly to our compensation committee and did not provide any services to us or our management in 2013 other than those provided to our compensation committee as described above. Our compensation committee has considered the independence of Compensia in light of the NASDAQ Marketplace Rules on compensation committee advisor independence and the rules of the Securities and Exchange Commission and has concluded that the work performed by Compensia did not raise any conflict of interest.
2013 “Say-On-Pay” Advisory Vote
We conducted a stockholder advisory (non-binding) vote on the compensation of our named executive officers (a so-called “say-on-pay” vote) for the year ended December 31, 2012 at our 2013 Annual Meeting of Stockholders pursuant to rules promulgated under Section 14A of the Securities Exchange Act of 1934, as amended. Our stockholders expressed substantial support for the compensation of our named executive officers for the year ended December 31, 2012, with more than 80% of the votes cast for approval of their compensation. Our compensation committee carefully evaluated the results of this advisory vote and the feedback we received from several of our major stockholders in connection with its general evaluation of our executive compensation programs. Taking into account the results of the say-on-pay vote, along with other factors such as our corporate business objectives and our compensation committee’s review of compensation peer group data (as discussed in more detail below), our compensation committee did not make changes to our executive compensation program and policies as a result of the 2013 “say-on-pay” vote.
Review of Compensation Policies for 2013
In the fourth quarter of 2012, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our compensation committee requested that Compensia review our direct compensation levels, including base salary, total cash compensation and total direct compensation. Also in 2013, our compensation committee requested that Compensia review our compensation peer group and recommend any appropriate updates.

Compensia updated the compensation peer group on inputs from investment banks as well as management input as to companies with whom we may compete for executive talent. All of the companies included in the compensation peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Upon consultation with our compensation committee and management, as well as upon conducting independent research, Compensia recommended and our compensation committee used the following peer group throughout 2013:

Arbitron Constant Contact Costar Group Dice Holdings Forrester Research Kenexa	Liquidity Services LogMeIn MicroStrategy OpenTable QuinStreet Rentrak	Responsys Synchronoss Technologies The Active Network ValueClick Vocus
Compensia provided a report to our compensation committee in February 2013 with observations and analyses regarding the direct compensation levels of our named executive officers. The 2013 study referenced both published compensation survey data of comparably-sized companies targeting a range of companies with revenues or market capitalization from half to twice of our revenues or market capitalization.
Our compensation committee chose to reference the 50th percentile of the compensation peer group for its decisions with respect to individual compensation components as it believed that such positioning would be at a competitive level for our named executive officers as well as consistent with industry practices in the technology sector. In making this determination, our compensation committee considered such factors as our stage of development, the size and characteristics of our Company, based on both headcount and operations and balance sheet characteristics, as well as the expected future characteristics of our business relative to our identified compensation peer group.
Executive Compensation Program Elements
Our executive compensation program consists of three primary elements: base salary, short-term and long-term incentive compensation (in the form of equity awards) and welfare and health benefits. We use equity awards as our short-term and long- term incentives to further align executive interests with shareholder interests.
Our compensation committee evaluates executive compensation and strives to apply the mix of these elements in a manner that implements our compensation philosophy while meeting our objectives to attract and retain top talent using compensation that is consistent with or more attractive than other opportunities while also adjusting for individual relative performance and responsibilities as well as our business goals. Our compensation committee has no formal policy for allocating compensation among the compensation components described above.
Base Salary
Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, as well as to reflect market conditions as indicated by reference to our compensation peer group. As we initially considered our named executive officers’ compensation for 2013, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. In setting the 2013 base salaries of our named executive officers, our compensation committee took into account a number of factors, including the individual’s seniority, position and functional role, level of responsibility, his accomplishments against personal and group objectives, and the compensation analysis prepared by Compensia. In addition, our compensation committee considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows.
The base salaries of each of our named executive officers are reviewed on an annual basis and, if determined appropriate, adjustments are made following each fiscal year, within the context of our overall annual merit increase structure, and at other times as appropriate, in each case to reflect performance-based factors, marketplace conditions and the overall performance of our business.
In early 2013, our compensation committee evaluated the base salaries of our named executive officers. With the exception of Dr. Abraham and Mr. Fulgoni, our compensation committee determined to set base salaries of our named executive officers for 2013 in amounts that were consistent with our overall annual merit guidelines. No change was made to Dr. Abraham's or Mr. Fulgoni’s base salary for 2013, and, consistent with its decision in 2012, to maintain alignment with stockholder interests, our compensation committee determined that their base salaries would continue to be paid in shares of our common stock.
The following table sets for the annualized base salaries for 2012 and 2013 for each named executive officer:

Name and Principal Position	2012	2013(1)		Percentage Change
Magid M. Abraham, Ph.D. Chief Executive Officer and Director	$500,000	$500,000	(2)	0.0%
Serge Matta President	335,000	415,000(3)		24.0%
Gian M. Fulgoni Executive Chairman of the Board of Directors	375,000	375,000(2)		0.0%
Kenneth J. Tarpey Chief Financial Officer	350,000	367,500		10.9%
Cameron Meierhoefer Chief Operating Officer	300,000	321,000		7.0%

(1)	All base salary adjustments amounts were effective on April 1, 2013.

(2)
For the period from January 1, 2013 through December 31, 2013, in lieu of receiving a cash salary, each of Dr. Abraham and Mr. Fulgoni received an award of shares of our common stock with a value equal to the amount of salary foregone by each, less amounts paid to them in cash during 2013 to cover health benefits, based on the closing price of our common stock as reported on the NASDAQ Global Market at the close of trading on October 31, 2013 for the first three calendar quarters in 2013, and on December 31, 2013 for the fourth calendar quarter in 2013. The number of shares of our common stock delivered to each named executive officer reduced by the number of shares necessary to satisfy applicable tax withholding requirements.

(5)	In June 2013, Mr. Matta was promoted to President, and his base salary was increased to $415,000 in this new role.
Equity-Based Incentive Compensation
Our equity-based incentive compensation practices are primarily guided by our objective of aligning the interests of our named executive officers with the interests of our stockholders. Through possession of stock options, shares of restricted stock and restricted stock unit awards, our named executive officers participate in the long-term results of their efforts, whether by appreciation of our Company’s value or the impact of business setbacks, either company-specific or industry-based. Additionally, stock options, shares of restricted stock and restricted stock unit awards provide a means of ensuring the retention of our named executive officers, in that they are in almost all cases subject to vesting over an extended period of time, often multiple years.
Restricted stock and restricted stock unit awards are granted periodically, and are typically subject to vesting based on the named executive officer’s continued employment. Historically, most of these awards have been designed to vest over three or four year periods, beginning on the date of the grant. We have also less frequently used stock options in prior periods.
Typically, we have used restricted stock and restricted stock unit awards as a form of both short-term and long-term incentive compensation. Our compensation committee has preferred the use of restricted stock and restricted stock unit awards in favor of stock options for this purpose since our common stock became publicly traded because it results in less dilution of our existing stockholders, provides some immediate, tangible value to our executive officers, and does not require cash outlay by our executive officers. At the same time, restricted stock with multi-year vesting promotes executive retention while motivating our executive officers to pursue long-term growth initiatives. Further, we have increasingly imposed performance-based vesting requirements on large restricted stock unit awards.
Typically, upon joining us, each named executive officer has been granted an initial restricted stock or restricted stock unit award, the value of which has been determined primarily based on competitive conditions applicable to the individual’s specific position. In addition, our compensation committee considers the number of shares of our common stock subject to the outstanding equity awards held by other executives in comparable positions within our Company when determining the number of shares to grant to each named executive officer, as well as the number and value of shares from previously-granted awards that remain unvested. Based upon input from Compensia and as approved by our compensation committee, we believe this strategy is consistent with the approach of our compensation peer group and, in our compensation committee’s view, is appropriate for aligning the long-term interests of our named executive officers and our stockholders.
Periodically, our compensation committee grants equity awards to our named executive officers based on an assessment of their sustained performance over time, their ability to effect results that drive value to our stockholders, their level of responsibility within our organization, and the retentive value of their unvested equity holdings. Our CEO reviews the performance of our other named executive officers and makes recommendations to our compensation committee for additional equity awards for these individuals. These retention awards are considered as part of our overall targeting of the 50th percentile of our compensation peer group.
2013 Named Executive Officer Retention Awards and Executive Incentive Compensation Policy
In June 2013, following its review of the compensation analysis prepared by Compensia, our compensation committee approved the following equity awards for our named executive officers (with the exception of our CEO):

•	a short-term performance-based equity award in the form of shares of our common stock to be earned based on our performance in 2013;

•
a long-term performance-based award in the form of shares of shares of our common stock and restricted stock units to be earned based on 2013 annual performance and to vest in three equal annual increments in February 2014, 2015 and 2016; and

•	a long-term time-based equity award in the form of restricted stock units to be earned in three equal annual increments in February 2014, 2015 and 2016.

	Value of Short-Term Performance-Based Stock Bonus Level for Annual Performance at Time of Grant(1)			Value of Long-Term Performance-Based Stock Bonus Level for Annual Performance at Time of Grant(1)			Value of Long-Term Time-Based Incentive at Time of Grant(1)	One-Time Restricted Stock Unit Award
Name and Principal Position	Target	Maximum	Actual	Target	Maximum	Actual
Serge Matta* President	$415,000	$830,000	$604,374	$300,000	$600,000	$600,000	$600,000	50,000
Gian M. FulgoniExecutive Chairman of the Board of Directors	375,000	750,000	470,357	275,000	500,000	500,000	500,000	25,000
Kenneth J. TarpeyChief Financial Officer	275,625	551,250	336,617	150,000	300,000	300,000	300,000	25,000
Cameron Meierhoefer Chief Operating Officer	240,750	481,500	222,754	150,000	300,000	300,000	300,000	25,000

* Mr. Matta was appointed President on June 19, 2013.

(1)
Amounts represent the cash value of the shares issued as measured based on the closing price of our common stock reported on the NASDAQ Global Select Market at the date of grant. The shares actually awarded for each were as follows:

Name	Short-Term Performance-Based Stock Bonus Shares Awarded	Long-Term Performance-Based Stock Bonus Shares Awarded	Long-Term Time-Based Incentive Shares Awarded
Serge Matta	18,964	18,826	18,826
Gian M. Fulgoni	14,759	17,258	17,258
Kenneth J. Tarpey	10,562	9,413	9,413
Cameron Meierhoefer	6,989	9,413	9,413

Our compensation committee believes that this award mix and the respective target levels for the incentive awards are consistent with the competitive market.
Performance-Based Awards

Unlike most bonus programs, we have adopted a practice of paying our short-term incentives only in the form of equity. In addition, we grant our named executive officers performance-based long-term incentives in the form of equity awards that are earned over three years.
Our compensation committee has designed these incentive arrangements to be performance-based equity awards to be earned by our named executive officers based on our Company’s and their individual performance as described below in “Determination of 2013 Executive Incentive Compensation Policy Awards.” Once our compensation committee determines the amount of each award that has been earned based on our performance achievement for the performance period, the number of shares of our common stock that each named executive officer receives is determined by dividing the appropriate amount earned by the closing price of our common stock as reported on the NASDAQ Global Select Market on the date of determination. Our named executive officers must remain employed through the date that our compensation committee makes its determinations to earn the awards.
Shares of our common stock earned with respect to the short-term incentive awards are vested on the date of issuance. With respect to the long-term incentive awards, one-third of the number of shares of our common stock earned with respect to such awards vest immediately upon the date of determination, and the remaining two-thirds of such earned shares vest in two equal installments on first and second year after our compensation committee the date of determination until the full amount of the award is vested, subject to continued employment through each of the vesting dates.
Additional Long-Term Incentives
In 2013, compensation committee evaluated the active recruiting activity surrounding our executive officers and determined that retention-based grants previously issued to executive officers required replenishment. As a result, on June 19, 2013, our compensation committee approved certain one-time restricted stock unit-based retention awards. In addition, in consultation with Compensia, our compensation committee determined that it was appropriate to establish a programmatic approach to issuing long-term incentive awards that included a mix of performance- and time-based restricted stock unit awards. This program was approved in June, 2013, with the first awards the program to be issued in the first quarter of 2014. One-third of the number of shares associated with this long-term incentive program are to vest immediately upon the date of determination, and the remaining two-thirds of the shares subject to the award are to vest in two equal parts on the date our compensation committee makes its annual equity incentive plan determinations in the first and second year following the date of grant until the full amount of the award is vested, subject to continued employment through each of the vesting dates.
Determination of 2013 Executive Incentive Compensation Policy Awards

Under the 2013 Executive Incentive Compensation Policy, the 2013 award amounts established for our named executive officers were determined by our compensation committee based on its consideration of a weighted mix of quantitative and qualitative -- such as client retention, successful closure of strategic deals, achievement of critical product milestones, bookings growth, the automation of internal financial processes, and the resolution of litigation matters. The quantitative factors were based on comScore's expected financial performance in 2013. Our compensation committee selected the target levels and the weighting of the factors based on its experience, as well as Compensia’s input. Profitability measures are more heavily weighted in the interest of motivating Dr. Abraham and Messrs. Matta, Tarpey and Fulgoni to achieve increased profitable growth for our business as a whole. The 2013 ranges, target levels and weighting for our named executive officers were calculated based on the following component factors:

Achievement of	Min.	Target	Max.	Weight of Component as part Short-Term Performance-Based Stock Bonus
				Abraham	Tarpey	Fulgoni	Matta	Meierhoefer
	(dollars in millions)
Target milestones for 2013 earnings before interest taxes, depreciation and amortization, or adjusted EBITDA	$45.00	$50.00	$60.00	50%	0%	0%	0%	0%
Target milestones for 2013 revenue	$264.4	$278.3	$295.0	50%	80%	80%	30%	0%
Individual qualitative factors	N/A	N/A	N/A	0%	20%	20%	70%	100%

Achievement of	Min.	Target	Max.	Weight of Component as part Long-Term Performance-Based Stock Bonus
				Abraham	Tarpey	Fulgoni	Matta	Meierhoefer
	(dollars in millions)
Target milestones for 2013 earnings before interest taxes, depreciation and amortization, or adjusted EBITDA	$45.00	$50.00	$60.00	0%	100%	100%	100%	100%
In February 2014, our compensation committee reviewed our results of operations for 2013 and assessed each of our named executive officers’ respective performance. Accomplishments such as successful entry into a strategic agreement in support of our advertising analytics products, strong bookings growth, completion of many critical product milestones, resolution of several ongoing litigation matters, and other accomplishments. The quickly changing market to which our company belongs has made establishment of long-term financial goals challenging for companies like ours. As such, for the determination of short- and long-term incentives for our named executive officers, we focused on metrics that the we have found to be best in assessing and enhancing the value created for shareholders – that of current year revenue (as part of short-term incentive performance targets) and adjusted EBITDA (as part of long-term incentive performance criteria). Further, any performance-based award is made in stock, which further helps our executive officers align with shareholder interest.

	Percentage Achieved in 2013
Name	EBITDA Achievement	Revenue Achievement	Qualitative Performance	Total Short- and Long-Term Bonus as Compared to Target
Magid M. Abraham, Ph.D.	200%	134%	N/A	168%
Kenneth J. Tarpey	200%	134%	74%	129%
Gian M. Fulgoni	200%	134%	100%	131%
Serge Matta	200%	134%	153%	137%
Cameron Meierhoefer	200%	N/A	93%	119%

Benefits and Perquisites
We provide the following welfare and health benefits to our named executive officers on the same basis as the benefits are provided to all our employees:

•	health and dental insurance;

•	life insurance;

•	short-and long-term disability; and

•	a Section 401(k) plan.
These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for executive talent.
In general, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Our compensation committee has the authority to approve perquisites, however, primarily for retention purposes or to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations.
Change of Control and Severance Agreements
Our named executive officers are parties to various agreements that provide certain payments and benefits to them in the event of a termination of employment, including in connection with a change in control of our Company.

We believe that post-employment compensation arrangements are useful retention tools that are particularly necessary in an industry, such as ours, where there is frequent market consolidation. We recognize that it is possible that we may be subject to a change in control, and that this possibility could result in a sudden departure or distraction of our key executive officers to the detriment of our business. We believe that these help to maintain the continued focus and dedication of our named executive officers to their assigned duties to maximize stockholder value without the distraction that could result from the uncertainty of a potential or actual change of control transaction. We also believe these arrangements are competitive with arrangements offered to senior executives at companies with whom we compete for executive talent and are necessary to the achievement of our business objective of management retention.

Other Compensation Policies

Hedging Transactions

While our executive officers had not previously engaged in hedging transactions involving Company securities, we have adopted a formal policy that prohibits hedging or similar transactions to ensure that the members of our leadership team (including our named executive officers) and the non-employee members of our board of directors bear the full risks of ownership of our common stock.

Pledging Our Securities

While our executive officers had not previously engaged in the pledging of comScore stock, we have adopted a formal policy that prohibits the pledging of comScore securities as collateral for loans to ensure that a foreclosure on such securities would not trigger inadvertent insider trading violations.

2014 Executive Compensation Decisions

In connection with Mr. Matta’s appointment as our Chief Executive Officer and Dr. Abraham’s appointment as our Executive Chairman in February 2014, our compensation committee approved the following compensatory arrangements for Messrs. Matta and Abraham, effective as of March 1, 2014.

Mr. Matta

Our compensation committee increased Mr. Matta's annual base salary from $415,000 to $475,000. In addition, our compensation committee approved equity awards as follows:

•	a short-term performance-based equity award in the form of shares of our common stock to be earned based on our consolidated revenue and adjusted EBITDA performance in 2014;

•
a long-term performance-based award in the form of shares of our common stock and restricted stock units to be earned based on 2014 annual performance and to vest in three equal annual increments in February 2015, 2016 and 2017; and

•	a long-term time-based equity award in the form of restricted stock units to be earned in three equal annual increments in February 2015, 2016 and 2017.

Achievement of any of the performance-based equity awards described above is expected to be determined by our compensation committee in February 2015, and subject to his continued service on each of the respective vesting dates.
The target values for the these awards are summarized in the table below, with the number of shares determined, based on the closing price of our common stock as reported on the NASDAQ Global Market at the close of trading on the date of determination.

Value of STI Performance-Based Stock Bonus at Time of Grant		Value of LTI Performance-Based RSU Bonus at Time of Grant		Value of LTI Time-Based RSU Award at time of Grant
Target	Maximum	Target	Maximum
$700,000	$1,400,000	$700,000	$1,400,000	$700,000

Additionally, our compensation committee approved a one-time promotion award of 44,459 shares. 50% of this promotion award (or 22,230 shares) will be earned based on company-level performance targets established for 2014. The company-level performance targets are 50% based on revenue and 50% based on adjusted EBITDA performance. The performance-based portion of this award will be determined on or around February 18, 2015, with one-third of the number of shares subject to the LTI awards to be immediately vested at the time of award, and one-third of the number of shares subject to the one-time award shall vest annually on each of February 18, 2016 and 2017. The remaining 50% of this promotion award (or 22,229 shares) will vest in equal annual installments on February 18, 2015, 2016, and 2017. In each case, the vesting will be subject to Mr. Matta's continuation as a service provider to us.

Mr. Abraham

Anticipating a reduction in responsibility in his role as Executive Chairman, but also desiring to retain strong incentives for Dr. Abraham to remaining engaged with the our company by providing continuing transition support as well as leading several strategic product development initiatives, our compensation committee approved a change in Dr. Abraham's compensation as described below. Our compensation committee reduced Dr. Abraham's annual base salary from $500,000 to $250,000, which will be paid in the form of restricted shares of our common stock in lieu of cash, with one-quarter of the shares subject to the award to be issued to Dr. Abraham on each of March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014. At the time of settlement, Dr. Abraham will receive shares of our common stock with a market value equal to the amount of salary foregone, less amounts paid to him in cash during the applicable calendar quarter to cover health benefits, based on the closing price of our comm on stock as reported on the NASDAQ Global Market at the close of trading on the last day of the applicable calendar quarter. The amount of shares to be delivered will be reduced by the number of shares necessary to satisfy all applicable tax withholding requirements.

In addition, with respect to the 2012 Performance-Based Equity Award, our compensation committee determined that Dr. Abraham would continue to be eligible to earn the shares of our common stock subject to such award for 2014 performance, subject to the following modifications:

•	The number of shares of our common stock that he is eligible to earn for target level performance remains 96,666 shares.

•	The number of shares of our common stock that he is eligible to earn for exceeding target level performance has been reduced from 96,999 shares to 48,333 shares.

•
Half of these shares are to be earned, if at all, based on leading certain strategic product-specific goals for 2014, such as innovating a scalable methodology to calculating metrics across multiple media platforms.

•
The remaining half of the shares are to be earned, if at all, based on the target levels for revenue and adjusted EBITDA established by our compensation committee for 2014. Our compensation committee established the revenue and adjusted EBITDA target levels for 2014 using a similar approach to its determination of the target levels for 2013.

Finally, our compensation committee determined to allow Dr. Abraham to retain the 2012 Restricted Stock Award which is to vest as to 70,000 shares of our common stock on each of March 30, 2014 and March 30, 2015, subject to his continued service on each of the respective vesting dates.

Mr. Meierhoefer

Recognizing his increased responsibilities under Mr. Matta's leadership, in April 2014, our compensation committee, in consultation with Compensia and our chief executive officer, approved a 10% annual base salary increase for Mr. Meierhoefer from $321,000 to $353,000, and the following bonus structure for him:

•	a short-term performance-based equity award in the form of shares of our common stock to be earned based on our Company's revenue and adjusted EBITDA performance in 2014;

•
a long-term performance-based award in the form of shares of our common stock and restricted stock units to be earned based on 2014 annual performance and to vest in three equal annual increments in February 2015, 2016 and 2017; and

•	a long-term time-based equity award in the form of restricted stock units to be earned in three equal annual increments in February 2015, 2016 and 2017.

Achievement of any of the performance-based equity awards described above is expected to be determined by our compensation committee in February 2015, and subject to his continued service on each of the respective vesting dates. The target values for the these awards are summarized in the table below, with the number of shares determined, based on the closing price of our common stock as reported on the NASDAQ Global Market at the close of trading on the date of determination.

Value of STI Performance-Based Stock Bonus at Time of Grant		Value of LTI Performance-Based RSU Bonus at Time of Grant		Value of LTI Time-Based RSU Award at time of Grant
Target	Maximum	Target	Maximum
$265,000	$530,000	$450,000	$900,000	$300,000

Additionally, our compensation committee approved a one-time award of 15,000 shares. 50% of this award (or 7,500 shares) will be earned based on company-level performance targets established for 2014. The company-level performance targets are 50% based on revenue and 50% based on adjusted EBITDA performance. The performance-based portion of this award will be determined on or around February 18, 2015, with one-third of the number of shares subject to the LTI awards to be immediately vested at the time of award, and one-third of the number of shares subject to the one-time award shall vest annually on each of February 18, 2016 and 2017. The remaining 50% of this promotion award (or 7,500 shares) will vest in equal annual installments on February 18, 2015, 2016, and 2017. In each case, the vesting will be subject to Mr. Meierhoefer's continuation as a service provider to us.
Tax and Accounting Implications of Executive Compensation
Deductibility of Executive Compensation
We seek to design our executive compensation arrangements to be deductible under Section 162(m) of the Internal Revenue Code, but such treatment is not guaranteed, as our compensation committee reserves the right to pay or award our named executive officers compensation that may not be deductible by reason of the application of Section 162(m) if it determines that such payments or awards are in the best interests of our Company and our stockholders.
Accounting for Stock-Based Compensation
We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

COMPENSATION COMMITTEE REPORT
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with our management. Based on the compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.
COMPENSATION COMMITTEE
William J. Henderson, Chairman
William Katz
Jarl Mohn
The foregoing compensation committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.
EXECUTIVE COMPENSATION
2013 Summary Compensation Table
The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our chief executive officer during 2013, (ii) all persons serving as our chief financial officer during 2013 and (iii) the three most highly compensated of our other executive officers who received compensation during 2013 of at least $100,000 and who were executive officers on December 31, 2013. We refer to these persons as our “named executive officers” elsewhere in this proxy statement. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year($)	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director*	2013 2012 2011	$ 500,000(2) 500,008(5) 393,100(7)	$ 1,563,089(3) 6,673,052(6) 2,476,093(8)	$ 213(4) 176(4) 984(4)	$ 2,063,302 7,173,236 2,870,177
Kenneth J. Tarpey Chief Financial Officer	2013 2012 2011	363,125 341,249 311,250	1,525,138(9) 849,100(10) 294,064(11)	2,175(4) 3,785(4) 3,803(4)	1,890,438 1,194,134 609,117
Gian M. FulgoniExecutive Chairman of the Board of Directors*	2013 2012 2011	375,000(12) 375,005(14) 346,000(16)	2,158,895(13) 1,001,600(15) 1,660,900(17)	359(4) 392(4) 392(4)	2,534,254 1,376,997 2,007,292
Serge Matta President*	2013 2012	382,512 328,749	2,981,384(18) 1,098,484(19)	3,077(4) 3,557(4)	3,366,963 1,430,790
Cameron Meierhoefer Chief Operating Officer	2013 2012	315,750 293,749	1,411,262(20) 1,025,600(21)	1,929(4) 1,207(4)	1,728,941 1,320,556

*
Mr. Matta became our President and Chief Executive Officer on March 1, 2014 and a member of our Board of Directors on April 15, 2014. Upon his appointment, Dr. Abraham became our Executive Chairman and Mr. Fulgoni became our Chairman Emeritus. The titles listed in the preceding table reflect the titles of these individuals as of the end of 2013.

(1)
Amounts represent the aggregate grant date fair value of awards or equity plan compensation computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)
Includes $484,000 computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from January 1, 2013 through December 31, 2013 with the remainder paid in cash during 2013 to cover health benefits.

(3)
Represents a performance-based award related to our 2012 Equity Incentive Plan granted on March 29, 2012, in restricted stock pursuant to the provisions of our 2012 CEO Bonus Policy, to vest over three equal annual tranches , based on performance targets established in the beginning of each measurement year. In 2013, performance criteria were approved by our Compensation Committee on April 30, 2013, with a fair value of $1,563,089 computed in accordance with FASB ASC Topic 718, to vest on March 30, 2014 upon achievement of pre-determined revenue and EBITDA milestones in 2013. On March 30, 2014, because we surpassed our pre-established consolidated revenue and adjusted EBITDA targets, 100% of these performance-based shares (or 96,666) vested, and an additional 65,620 performance-based restricted stock units vested with a vest date fair value of $5,160,263 computed in accordance with FASB ASC Topic 718 for over-achievement of pre-established goals. The table does not reflect the shares subject to 2014 performance, for which performance goals have not been established. For a description of this award see the "Compensation Discussion and Analysis- Additional Arrangements for Chief Executive Officer.”

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

(6)
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

(7)
Includes $393,100, computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from March 1, 2011 through December 31, 2011. For the period from March 1, 2011 through December 31, 2011, Dr. Abraham received payment of stock in lieu of cash salary.

(8)
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

(9)
Amount represents a grant with a fair value of $336,617 in short-term performance-based incentive, and a grant with a fair value of $300,000 in long-term performance-based incentive with vesting through March 2016, and a retention award with a grant date fair value of $588,500, vesting over a 3-year period in February 2014, 2015 and 2016.

(10)
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

(12)
Includes $332,000 computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from January 1, 2013 through December 31, 2013 with the remainder paid in cash during 2013 to cover health benefits.

(13)
Amount represents a grant with a fair value of $470,357 in short-term performance-based incentive, and a grant with a fair value of $1,100,000 in long-term performance-based incentive with vesting through March 2016, and a retention award with a grant date fair value of $588,500, vesting over a 3-year period in February 2014, 2015 and 2016.

(14)
Includes $345,505 computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from January 1, 2013 through December 31, 2013 with the remainder paid in cash during 2013 to cover health benefits.

(15)
Amount represents a grant with a fair value of $60,000 in short-term performance-based incentive, and a grant with a fair value of $180,000 in long-term performance-based incentive with vesting through March 2015, and a retention award with a grant date fair value of $761,600, vesting over a 4-year period in March 2013, 2014, 2015 and 2016.

(16)
Includes $346,000 based on value at the time of the award, received in restricted stock units in lieu of cash salary from March 1, 2011 through December 31, 2011. For the period from March 1, 2011 through December 31, 2011, Mr. Fulgoni received payment of stock in lieu of cash salary.

(17)
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

(18)
Amount represents a grant with a fair value of $604,374 in short-term performance-based incentive, and a grant with a fair value of $1,200,000 in long-term performance-based incentive with vesting through March 2016, and a retention award with a grant date fair value of $1,177,000, vesting over a 3-year period in February 2014, 2015 and 2016.

(19)
Amount represents a grant with a fair value of $84,221 in short-term performance-based incentive, and a grant with a fair value of $252,663 in long-term performance-based incentive, and a retention award with a grant date fair value of $761,600, vesting over a 4-year period in March 2013, 2014, 2015 and 2016.

(20)
Amount represents a grant with a fair value of $222,754 in short-term performance-based incentive, and a grant with a fair value of $300,000 in long-term performance-based incentive with vesting through March 2016, and a retention award with a grant date fair value of $588,500, vesting over a 3-year period in February 2014, 2015 and 2016.

(21)
Amount represents a grant with a fair value of $66,000 in short-term performance-based incentive, and a grant with a fair value of $198,000 in long-term incentive, and a retention award with a grant date fair value of $761,600, vesting over a 4-year period in March 2013, 2014, 2015 and 2016.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to named executive officers in 2013. No option awards were made to named executive officers in 2013.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards($) (2)
Name	Grant Date	Threshold	Target	Maximum
Magid M. Abraham, Ph.D	3/29/2012	— (3)	96,666 (3)	193,332 (3)	—	$5,160,263
Kenneth J. Tarpey	6/19/2013				25,000	588,500
	2/18/2014	—	$725,625	$1,151,250	—	936,638
Gian M. Fulgoni	6/19/2013				25,000	588,500
	2/18/2014	—	$1,200,000	$1,850,000	—	1,570,394
Serge Matta	6/19/2013				50,000	1,177,000
	2/18/2014	—	$1,315,000	$2,030,000	—	1,804,384
Cameron Meierhoefer	6/19/2013				25,000	588,500
	2/18/2014	—	$690,750	$1,081,500	—	822,762

(1)
The target and maximum incentive amounts shown in this column reflect the value of the short- and long-term incentive compensation available to our named executive officers pursuant to our 2013 executive incentive compensation policy. The amounts representing the target awards were pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. The policy also provides that the entire bonus amount shall be paid in shares of restricted stock valued at the time of grant. Actual awards under our 2013 executive short- and long-term compensation policy were approved on February 18, 2014 and are reflected in the Stock Award column of the Summary Compensation Table above for 2013 in each case for each named executive officer.

(2)
Amounts represent fair value of awards granted in the fiscal year as calculated in accordance with FASB ASC Topic 718 and as further described in Note 10 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Outstanding Equity Awards at Fiscal Year End
The following table shows outstanding equity awards held by the named executive officers as of December 31, 2013.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(1)
Name	Exercisable	Unexercisable
Magid M. Abraham, Ph.D.					19,962(2)	571,113
					140,000(3)	4,005,400
					386,664(4)	2,765,643
					8694(5)	248,735

Kenneth J. Tarpey					4,762(6)	136,241
					26,250(7)	751,013
					2,524(8)	72,212
					25,000(9)	715,250
					5,000(10)	143,050
					4,147(11)	118,646

Gian M. Fulgoni					13,390(12)	383,088
					26,250(13)	751,013
					6,921(14)	198,010
					25,000(15)	715,250
					6,137(16)	175,580

Serge Matta					5,000(17)	143,050
					4,536(18)	129,775
					26,250(19)	751,013
					9,715(20)	277,946
					50,000(21)	1,430500
					15,000(22)	429,150
					1,858(23)	53,157

Cameron Meierhoefer					3,084(24)	88,233
					26,250(25)	751,013
					7,613(26)	217,808
					25,000(27)	715,250
					3,750(28)	107,288
					1,839(29)	52,614

(1)
Market value of shares of stock that have not vested is computed based on $28.61 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2013. For a description of this award see the Compensation Discussion and Analysis section titled “Additional Arrangements for Chief Executive Officer.”

(2)	comScore’s right of repurchase lapses for 9,981 shares annually on March 29, contingent upon Dr. Abraham’s continued service as of each such dates.

(3)	comScore’s right of repurchase lapses for 70,000 shares annually on March 29, contingent upon Dr. Abraham’s continued service as of each such dates.

(4)
On March 29, 2012, Dr. Abraham was awarded 580,000 shares of our common stock in the form of restricted stock and restricted stock units that vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014. In 2014, Dr. Abraham becomes eligible to earn up to 96,666 shares for achieving 100% of pre-established revenue and EBITDA targets. In 2014, this award was adjusted to reflect Dr. Abraham's change in role to Executive Chairman. As a result, in 2014, Dr. Abraham is eligible to earn up to 96,666 shares for achieving 100% of pre-established revenue, EBITDA, and product-specific goals, and an additional 48,333 shares for overachieving against pre-established revenue, EBITDA, and product development targets. Any unearned shares from prior years have been canceled.

(5)	comScore’s right of repurchase lapses for 8,694 shares annually on February 18, contingent upon Dr. Abraham’s continued service as of each such dates

(6)	comScore’s right of repurchase lapses for 2,381 shares annually on March 15, contingent upon Mr. Tarpey’s continued service as of each such dates.

(7)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Tarpey’s continued service as of each such dates.

(8)	Restricted stock unit awards with 1,262 shares vesting annually on March 15, contingent upon Mr. Tarpey’s continued service as of each such dates.

(9)	Restricted stock unit awards with 8,333 shares vesting annually on February 18 contingent upon Mr. Tarpey’s continued service as of each such dates.

(10)	comScore’s right of repurchase lapses for 5,000 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates.

(11)	comScore’s right of repurchase lapses for 4,147 shares annually on February 18, contingent upon Mr. Tarpey’s continued service as of each such dates

(12)	comScore’s right of repurchase lapses for 6,694 shares annually on March 15, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(13)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(14)	Restricted stock unit awards with 3,460 shares vesting annually on March 15, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(15)	Restricted stock unit awards with 8,333 shares vesting annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(16)	comScore’s right of repurchase lapses for 6,137 shares annually on February 18, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(17)	comScore’s right of repurchase lapses for 5,000 shares annually on August 15, contingent upon Mr. Matta’s continued service as of each such dates.

(18)	comScore’s right of repurchase lapses for 2,268 shares annually on March 15, contingent upon Mr. Matta’s continued service as of each such dates.

(19)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Matta’s continued service as of each such dates.

(20)	Restricted stock unit awards with 4,857 shares vesting annually on March 15, contingent upon Mr. Matta’s continued service as of each such dates.

(21)	Restricted stock unit awards with 16,667 shares vesting annually on February 18, contingent upon Mr. Matta’s continued service as of each such dates.

(22)	comScore’s right of repurchase lapses for 7,500 shares annually on February 18, contingent upon Mr. Matta’s continued service as of each such dates.

(23)	comScore’s right of repurchase lapses for 1,858 shares annually on February 18, contingent upon Mr. Matta’s continued service as of each such dates

(24)	comScore’s right of repurchase lapses for 1,542 shares annually on March 15, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(25)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(26)	Restricted stock unit awards with 3,806 shares vesting annually on March 15, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(27)	Restricted stock unit awards with 8,333 shares vesting annually on February 18, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

(28)	comScore’s right of repurchase lapses for 3,750 shares annually on February 18, contingent upon Mr. Meierhoefer’s continued service as of each such dates

(29)	comScore’s right of repurchase lapses for 1,839 shares annually on February 18, contingent upon Mr. Meierhoefer’s continued service as of each such dates.

2013 Option Exercises and Stock Vested Table

The following table shows the stock options that were exercised and value realized upon exercise, as well as all stock awards that vested and value realized upon vesting, by our named executive officers during the year ended December 31, 2013.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Magid M. Abraham, Ph.D.	—	—	18,035	293,069(2)
	—	—	13,307	216,239(2)
	—	—	8,694	141,278(2)
	—	—	9,981	173,071(3)
	—	—	70,000	1,174,600(4)
	—	—	35,124	484,009(5)
	—	—	13,586	363,018(6)
	—	—	4,230	121,020(7)

Kenneth J. Tarpey	—	—	21,250	335,113(8)
	—	—	4,127	67,064(2)
	—	—	5,000	81,250(2)
	—	—	4,146	67,373(2)
	—	—	2,381	41,287(3)
	—	—	8,750	151,725(3)
	—	—	2,524	43,766(3)

Gian M. Fulgoni	—	—	12,008	195,130(2)
	—	—	9,393	152,636(2)
	—	—	6,137	99,726(2)
	—	—	6,694	116,074(3)
	—	—	8,750	151,725(3)
	—	—	25,073	345,506(5)
	—	—	6,921	120,010(3)
	—	—	9,319	249,004(6)
	—	—	2,902	83,026(7)

Serge Matta	—	—	3,983	64,724(2)
	—	—	2,971	48,279(2)
	—	—	5,000	141,000(9)
	—	—	7,500	121,875(2)
	—	—	1,857	30,176(2)
	—	—	2,165	37,541(3)
	—	—	8,750	151,725(3)
	—	—	9,715	168,458(3)

Cameron Meierhoefer	—	—	3,000	48,750(2)
	—	—	2,734	44,428(2)
	—	—	3,750	60,938(2)
	—	—	1,839	29,884(2)
	—	—	1,472	25,524(3)
	—	—	8,750	151,725(3)
	—	—	7,613	132,009(3)

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $16.25 per share at market close as listed by the NASDAQ Global Market on February 18, 2013.

(3)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $17.34 per share at market close as listed by the NASDAQ Global Market on March 15, 2013.

(4)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $16.78 per share at market close as listed by the NASDAQ Global Market on March 30, 2013.

(5)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $13.78 per share at market close as listed by the NASDAQ Global Market on January 1, 2013.

(6)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $26.72 per share at market close as listed by the NASDAQ Global Market on October 31, 2013.

(7)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $28.61 per share at market close as listed by the NASDAQ Global Market on December 31, 2013.

(8)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $15.77 per share at market close as listed by the NASDAQ Global Market on April 20, 2013.

(9)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $28.20 per share at market close as listed by the NASDAQ Global Market on August 15, 2013.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Potential Payments Upon Termination
We have entered into Change of Control and Severance Agreements for certain members of our management, including each of our current named executive officers. These agreements supersede any existing severance or change in control provisions included in our named executive officer’s respective employment agreements or letter agreements.
Each of these agreements has a three-year initial term with automatic one-year renewals thereafter, and an automatic 12-month extension following the date of a change in control of our Company. Each agreement provides that if, prior to a change in control of our Company, we terminate such named executive officer’s employment without cause, or such named executive officer resigns from such employment for good reason, then, subject to his compliance with certain post-employment covenants, he would be eligible to receive the following payments and benefits:

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

The following table identifies the severance period specified in the agreements for each named executive officer:

Name and Principal Position	Severance Period
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2 years
Kenneth J. Tarpey Chief Financial Officer	1.25 years
Gian M. Fulgoni Executive Chairman of the Board of Directors	1.5 years
Serge Matta(1) President	1 year
Cameron Meierhoefer Chief Operating Officer	1 year

(1)	Effective on March 1, 2014, Mr. Matta's severance period was revised to 2 years.
Change in Control of the Company
Each of the agreements also provides that if, on or within 12 months after a change in control of our Company, the named executive officer’s employment is terminated without cause, or such named executive officer resigns for good reason, then, subject to his compliance certain post-employment covenants, he would be eligible to receive the following payments and benefits:

•	payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under our plans, policies and arrangements;

•
a lump sum payment (less applicable withholding taxes) equal to a specified change in control multiple (as identified in the chart below for each such named executive officer) multiplied by his annual base salary in effect immediately prior to his termination date or, if greater, at the level in effect immediately prior to the change in control; and

•
reimbursement of COBRA premiums (or an equivalent cash distribution if his severance period exceeds the permitted COBRA participation period) until the earlier of the expiration of a specified severance period (as identified in the table above for each such named executive officer) or the date that such he becomes covered under a similar plan.

The following table identifies the change in control multiple specified in the agreements for each named executive officer:

Name and Principal Position	Change of Control Multiple
Magid M. Abraham, Ph.D. President, Chief Executive Officer and Director	2x
Kenneth J. Tarpey Chief Financial Officer	1.25x
Gian M. Fulgoni Executive Chairman of the Board of Directors	1.5x
Serge Matta(1) President	1x
Cameron Meierhoefer Chief Operating Officer	1x

(1)	Effective on March 1, 2014, Mr. Matta's change of control multiple was revised to 2x.

Further, each of the agreements with Messrs. Tarpey, Meierhoefer and Matta provides that if each such named executive officer remains employed by or continues to provide services to us through the one-year anniversary of a change in control of our Company, all of his then outstanding and unvested equity awards will vest in full. The agreements with Dr. Abraham and Mr. Fulgoni provide for accelerated vesting of all of their then outstanding and unvested equity awards upon a change in control of our Company. These “single-trigger” acceleration arrangements are consistent with the existing equity awards held by Dr. Abraham and Mr. Fulgoni.
In the event that the payments or benefits under an agreement would (i) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) or (ii) would subject the named executive officer to the excise tax imposed by Section 4999 of the Code, each such named executive officer would receive such payment as would entitle him to receive the greatest “after-tax” benefit.
The following table estimates the value of any accelerated vesting of any outstanding equity awards that would have been due to each named executive officer in connection with a change in control of comScore, assuming the change of control occurred on December 31, 2013.

Name	Market Value of Accelerated Equity (net of exercise price, if any)(1)
Magid M. Abraham, Ph.D.	$ 15,887,705(2)(4)
Kenneth J. Tarpey	—(3)
Gian M. Fulgoni	2,222,940(2)
Serge Matta	—(3)
Cameron Meierhoefer	—(3)

(1)	Based on an assumed fair market value per share of our common stock of $28.61, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2013.

(2)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby each named executive officer’s outstanding and unvested equity awards become vested in full upon a change of control of comScore.

(3)
Each of the agreements with Messrs. Tarpey, Matta and Meierhoefer provides that if each such named executive officer remains employed by or continues to provide services to us through the one-year anniversary of a change of of comScore, all of such named executive officer’s outstanding and unvested equity awards become vested in full.

(4)
The referenced amount includes the acceleration of 193,333 unvested performance-based restricted stock and restricted stock units held by Dr. Abraham as of December 31, 2013. Of such amount, 31,416 restricted stock units related to overachievement of pre-established targets were subsequently canceled in 2014 as the components of 2013 performance awards did not satisfy the vesting criteria required to earn such shares.  Excluding these shares, the market value of accelerating the outstanding and unvested equity awards of Dr. Abraham as of December 31, 2013 would have been $14,988,893.

Termination of Employment Not in Connection with a Change in Control
The following table estimates the payments, benefits, and the value of any accelerated vesting of any outstanding equity awards that would have been due to each named executive officer in the event that his employment had been terminated (other than in connection with a change in control of comScore) without cause or if such executive officer resigns with good reason, assuming the termination of employment occurred on December 31, 2013.

	Cash Payments		Market Value of Accelerated Equity (net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Magid M. Abraham, Ph.D.	$1,000,000	$42,829	$ 16,930,534(4)(5)
Kenneth J. Tarpey	458,750	26,768	—
Gian M. Fulgoni	562,500	31,708	2,817,148(4)
Serge Matta	415,000	21,415	—
Cameron Meierhoefer	300,000	21,415	—

(1)
Salary to be paid at a rate equal to such named executive officer’s annual base salary then in effect, for the duration of a specified severance period, to be paid periodically in accordance with our normal payroll policies.

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $28.61, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2013.

(4)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby each named executive officer’s outstanding and unvested equity awards become vested in full upon a termination of employment without cause or by the named executive officer for good reason.

(5)
The referenced amount includes the acceleration of 193,333 unvested performance-based restricted stock and restricted stock units held by Dr. Abraham as of December 31, 2013. Of such amount, 31,416 restricted stock units related to overachievement of pre-established targets were subsequently canceled in 2014 as the components of 2013 performance awards did not satisfy the vesting criteria required to earn such shares.  Excluding these shares, the market value of accelerating the outstanding and unvested equity awards of Dr. Abraham as of December 31, 2013 would have been $14,988,893.

Termination of Employment in Control with a Change in Control
The following table estimates the payments, benefits, and the value of any accelerated vesting of any outstanding and unvested equity awards that would have been due to each named executive officer in the event that his employment had been terminated in connection with or within 12 months of a change in control of comScore without cause or if such executive officer resigns with good reason, assuming the termination of employment occurred on December 31, 2013.

	Cash Payments		Market Value of Accelerated Equity(net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Magid M. Abraham, Ph.D.	$1,000,000	$42,829	$16,930,534	(4)(6)
Kenneth J. Tarpey	437,500	26,768	2,400,679(5)
Gian M. Fulgoni	562,500	31,708	2,817,148(4)
Serge Matta	335,000	21,415	4,739,276(5)
Cameron Meierhoefer	300,000	21,415	2,730,463(5)

(1)	Gross amount of lump sum payment (prior to payment of applicable withhold taxes).

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $28.61, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2013.

(4)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby each named executive officer’s outstanding and unvested equity awards become vested in full upon a change in control of comScore.

(5)
Each of the agreements with Messrs. Tarpey, Matta and Meierhoefer provides that if each such named executive officer remains employed by or continues to provide services to us through the one-year anniversary of a change in control of comScore, all of such named executive officer’s outstanding and unvested equity awards become vested in full.

(6)
The referenced amount includes the acceleration of 193,333 unvested performance-based restricted stock and restricted stock units held by Dr. Abraham as of December 31, 2013. Of such amount, 31,416 restricted stock units related to overachievement of pre-established targets were subsequently canceled in 2014 as the components of 2013 performance awards did not satisfy the vesting criteria required to earn such shares.  Excluding these shares, the market value of accelerating the outstanding and unvested equity awards of Dr. Abraham as of December 31, 2013 would have been $14,988,893.

For a further discussion of the agreements pursuant to which our named executive officers are entitled to payments upon a termination or change of control, see the section titled “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Severance and Change of Control Arrangements.”
Compensation Risk Assessment
Our compensation committee and management have considered whether our compensation programs for employees create incentives for excessive or unreasonable risks that could have a material adverse effect on us. Our compensation committee believes that our compensation programs are consistent with practices for our industry and that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us.
DIRECTOR COMPENSATION
Director Compensation Policies
Retainers and Meeting Fees: During 2013, our non-employee directors were eligible to receive an annual cash retainer based on their general service on our Board of Directors and additional cash retainers for participation or serving as chairperson of certain committees of our Board of Directors. In February 2013, our Nominating and

Governance Committee requested that Compensia undertake a review of director compensation in comparison to our compensation peer group. The amount of the retainers was determined by our Board of Directors based on the results of that review.
During 2013, our non-employee directors were eligible to receive an annual cash retainer of $30,000 for general service on our board of directors.
Additional annual cash retainers for which members or the chair of certain committees of our board of directors were eligible in 2013 were as follows:

	2013
Committee	Chairperson		Member
Audit	$18,000		$10,000
Compensation	10,000		5,000
Nominating and Governance	7,500	(1)	3,000(1)

(1)
In February 2013, after review of director compensation in comparison to our compensation peer group, the retainers paid to the members and chairperson of our Nominating and Governance Committee were found to be below the median of the competitive market. Therefore, the Board determined to increase the annual cash retainer to $7,500 for the Nominating and Governance Committee chair and $3,000 for the Nominating and Governance Committee members, to be paid on a prorated basis covering service remaining prior to our July 2013 Annual Meeting of Stockholders.

In the case of new non-employee directors, these fees are prorated based on when the non-employee director joins our board of directors during the year. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.
Equity-Based Compensation: Non-employee directors are also eligible to receive stock awards and option grants under our 2007 Equity Incentive Plan. Our non-employee directors are entitled to an annual restricted stock award having an approximate value of $90,000 at the time of grant. In February 2013, our board of directors conducted a review of our director compensation policies, which considered input from Compensia. Based on this review, the Board approved, among other changes, an increase in the grant date value of the annual restricted stock award to $125,000 to improve the competitiveness of the compensation provided to the non-employee directors as well as to appropriately reflect the role and responsibilities of our directors.

Each annual restricted stock award vests in full upon the earlier of (i) the date of the respective director’s next anniversary upon joining our board of directors, (ii) the date of the first annual meeting of stockholders following the date of grant or (iii) a change of control.
    Expenses: We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included as a component of compensation disclosed in the “2013 Director Compensation Table.”

2013 Director Compensation Table
The following table sets forth certain information concerning cash and non-cash compensation earned by our non-employee directors in 2013. None of the non-employee directors received option awards or other compensation in 2013.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(1)(2)	Total ($)(2)
Gareth Chang(3)	28,000	14,576	42,576
Jeffrey Ganek	40,000	139,600	179,600
William J. Henderson	50,000	139,600	189,600
William Katz	37,500	139,600	177,100
Ronald J. Korn	48,000	139,600	187,600
Jarl Mohn	37,500	139,600	177,100

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the stock awards granted to the non-employees in 2013. The assumptions used in the calculation of these award amounts are included in Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)
In February 2013, the Board amended our director compensation policy to increase the annual cash retainer, equity-based compensation, and the cash retainers for the Nominating and Governance Committee chair and its members, as described above. The amounts reported in this table reflect these increases.

(3)	Mr. Chang did not stand for reelection at the end of his term in July 2013.

The number of shares of our common stock and the grant date fair value of each stock award reported in the “Stock Awards” column above are as follows:

Name	Award Type	Grant Date	Number of Shares	Grant Date Fair Value($)(1)
Gareth Chang(2)	Restricted Stock	February 18, 2013	897	14,576
Jeffrey Ganek	Restricted Stock	February 18, 2013	897	14,576
Jeffrey Ganek	Restricted Stock	July 23, 2013	4,725	125,024
William J. Henderson	Restricted Stock	February 18, 2013	897	14,576
William J. Henderson	Restricted Stock	July 23, 2013	4,725	125,024
William Katz	Restricted Stock	February 18, 2013	897	14,576
William Katz	Restricted Stock	July 23, 2013	4,725	125,024
Ronald J. Korn	Restricted Stock	February 18, 2013	897	14,576
Ronald J. Korn	Restricted Stock	July 23, 2013	4,725	125,024
Jarl Mohn	Restricted Stock	February 18, 2013	897	14,576
Jarl Mohn	Restricted Stock	July 23, 2013	4,725	125,024

(1)
In February 2013, the Board amended our director compensation policy to increase the equity-based compensation for our non-employee directors as described above. The February 2013 stock awards reported in this table reflects the pro rated portion of this increase.

(2)	Mr. Chang did not stand for reelection at the end of his term in July 2013.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
William J. Henderson, William Katz and Jarl Mohn served as our compensation committee during 2013. None of the members of our compensation committee in 2013 was a present or former officer or employee of our company. In addition, during 2013, none of our officers had an “interlock” relationship, as that term is defined by the SEC.

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
Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2014 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after March 31, 2014. A total of 35,665,195 shares of our common stock were outstanding as of March 31, 2014. Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
PRIMECAP Management Company(2)	3,607,532	10.1%
Cadian Capital Management, LLC(3)	3,570,268	10.0
Blackrock, Inc.(4)	3,032,388	8.5
The Vanguard Group(5)	2,344,117	6.6
Sageview Capital Master, L.P.(6)	1,783,893	5.0
Directors and Named Executive Officers:
Magid M. Abraham, Ph.D.(7)	200,211	*
Gian M. Fulgoni(8)	457,156	1.3
Kenneth J. Tarpey(9)	84,191	*
Serge Matta(10)	84,936	*
Cameron Meierhoefer(11)	51,286	*
Jeffrey Ganek(12)	27,817	*
William J. Henderson(12)	68,948	*
William Katz(12)	25,517	*
Ronald J. Korn(13)	41,748	*
Jarl Mohn(12)	25,517	*
All directors and executive officers as a group (eleven persons)(14)	1,151,444	3.2%

*	Represents less than 1% of the outstanding shares of common stock.

(1)
The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.

(2)
This information is derived solely from the Schedule 13D/A filed with the SEC on February 14, 2014. PRIMECAP Management Company has sole voting power over 2,828,260 shares and sole dispositive power of 3,607,532 shares. The address for PRIMECAP Management Company is 225 South Lake Ave., #400, Pasadena, CA 91101.

(3)
This information is derived solely from the Schedule 13G/A filed with the SEC on January 6, 2014. Cadian Capital Management, LLC has shared voting power and shared dispositive power over 3,617,805 shares. Eric Bannasch has shared voting dispositive power over 3,570,268 shares. Cadian Master Fund, LP has shared voting dispositive power over 1,731,580 shares. Cadian Fund, LP has shared voting and dispositive power over 1,838,688 shares. The address for Cadian Capital Management, LLC, Eric Bannasch, and Cadian Fund LP is 535 Madison Avenue, 36th Floor, New York, NY 10022. The address for Cadian Master Fund LP is c/o Morgan Stanley Fund Services (Cayman) Ltd., Cricket Square, Hutchins Drive, 2nd Floor, Boundary Hall, P.O. Box 2681, Grand Cayman KY1-1111, Cayman Islands.

(4)
This information is derived solely from the Schedule 13G/A filed with the SEC on January 28, 2014. BlackRock, Inc. on behalf of its investment advisory subsidiaries has sole voting power as to 2,923,853 shares and sole dispositive power as to 3,032,388 shares. Includes shares reportedly held by the following subsidiaries of Blackrock, Inc. that are investment advisors: BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Fund Advisors*, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, and BlackRock Investment Management, LLC. The address for Blackrock, Inc. and its subsidiaries is c/o Blackrock, Inc., 40 East 52nd Street, New York, New York 10022.

(5)
This information is derived solely from the Schedule 13G/A filed with the SEC on February 12, 2014. The Vanguard Group has sole voting power of 49,268 shares, sole dispositive power of 2,296,449 shares, and shared dispositive power of 47,668 shares. The address for the Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.

(6)
This information is derived solely from the Schedule 13D/A filed with the SEC on January 8, 2014. Sageview Capital Master, L.P. has shared voting and dispositive power over 1,783,893 shares. Each of Sageview Capital Partners (A), L.P., Sageview Capital Partners (B), L.P., Sageview Capital Partners (C) (Master), L.P., Sageview Capital GenPar, L.P., Sageview Capital MGP, LLC, Sageview Capital, L.P., Edward A. Gilhuly and Scott M. Stuart has shared voting and dispositive power over 1,783,893 shares. The address of Sageview Capital Master, L.P. and its affiliates is 55 Railroad Road, Greenwich, CT 06830.

(7)
Includes 79,981 shares held directly by Dr. Abraham and subject to a right of repurchase held by us pursuant to restricted stock agreements; and 59,707 shares held by Mrs. Abraham with 14,276 shares held by Mrs. Abraham subject to a right of repurchase held by us pursuant to restricted stock agreements.

(8)	Includes 24,195 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(9)	Includes 19,881 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(10)
Includes 417 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2014. Additionally includes 32,368 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(11)	Includes 19,042 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(12)	Includes 4,725 shares that are subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(13)
Includes 4,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2014. Additionally, includes 4,725 shares held directly by Mr. Korn that are subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(14)
Includes 14,417 shares subject to options that are immediately exercisable or exercisable within 60 days of the March 31, 2013. Also includes 203,895 shares subject to a right of repurchase held by us pursuant to restricted stock agreements.

EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2013:

Plan Category	Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Exercise Price of Outstanding Options, Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	52,063	$4.37	3,066,148
Equity compensation plans not approved by security holders	—	—	—
Total	52,063	$4.37	3,066,148

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
Transactions and Relationships with Directors, Officers and Five Percent Stockholders
We believe that there has not been any other transaction or series of transactions during 2013 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” or “Director Compensation” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A and as described below.
Linda Boland Abraham
Since our inception in 1999, Linda Boland Abraham, the spouse of our CEO, Dr. Magid M. Abraham, has been employed in various management positions with us. Most recently, Ms. Abraham has served as our Chief Marketing Officer and Executive Vice President of International Business Development beginning in 2009. During the year ended December 31, 2013, Ms. Abraham received an award of shares of our restricted stock pursuant to our

2012 Bonus Policy with a fair value at the time of grant of $251,117 that was granted in March 2013, with 50% vested immediately and the remaining 50% to vest equally in March 2014 and 2015. During the year ended December 31, 2013, Ms. Abraham did not receive a cash salary. Similar to Dr. Abraham, Ms. Abraham agreed to receive stock in lieu of cash salary for the entire 2013 fiscal year. The stock for the first three calendar quarters of 2013 was issued on October 31, 2013, and for the fourth quarter of 2013, on December 31, 2013. The 2013 annual salary for Ms. Abraham was $122,660. Based on the closing price of our common stock as reported on the NASDAQ Global Select Market on October 31, 2013, and December 31, 2013, respectively. Under this arrangement we awarded 4,552 shares of common stock to Ms. Abraham in lieu of salary per this arrangement.
Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
DIRECTOR INDEPENDENCE
Our board of directors has determined that each of Messrs. Ganek, Henderson, Katz, Korn and Mohn is independent under the rules of the SEC and the listing standards of the NASDAQ Stock Market. Our board of directors also determined that each of Mr. Chang was independent under the rules of the SEC and the listing standards of the NASDAQ Stock Market during his service as a director in 2013. Therefore, every member of the audit committee, compensation committee and nominating and governance committee during 2013 was and currently is an independent director in accordance with those standards. There were no related person transactions considered in the last fiscal year in the determination of the independence of the directors.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Related Fees for Fiscal Years 2012 and 2013
The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2012 and 2013, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2012	2013
Audit Fees(1)	$1,829,488	$1,768,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$1,829,488	$1,768,500

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
Pre-Approval Policies and Procedures
Our audit committee has adopted and our board of directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all audit related and other services rendered by Ernst & Young LLP in 2012 and 2013.

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

* The Registrant has omitted certain schedules and exhibits identified therein in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request
** Previously filed or furnished with the Registrant’s Annual Report on Form 10-K, filed February 18, 2013.
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

(10) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 4, 2012 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
comScore, Inc.
By:     /s/ Serge Matta
Serge Matta
President and Chief Executive Officer
April 29, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Serge Matta	President, Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2013
Serge Matta
/s/ Kenneth J. Tarpey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2013
Kenneth J. Tarpey
/s/ Magid M. Abraham	President, Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2013
Magid M. Abraham, Ph.D.
*	Executive Chairman of the Board of Directors
Gian M. Fulgoni
*	Director
Jeffrey Ganek
*	Director
William J. Henderson
*	Director
William Katz
*	Director
Ronald J. Korn
*	Director
Jarl Mohn

*By: /s/ Magid M. Abraham		April 29, 2013
Magid M. Abraham, Ph.D., Attorney-in-Fact

COMSCORE, INC.
AMENDMENT NO. 1
to
ANNUAL REPORT ON FORM 10-K/A
FOR THE PERIOD ENDED DECEMBER 31, 2013

(104107)