Form 10-Q
period 2014-03-31
COMSCORE, INC.
filed 2014-05-01
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2014, there were 34,659,045 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,793	$67,795
Accounts receivable, net of allowances of $1,893 and $1,667, respectively	87,820	90,040
Prepaid expenses and other current assets	12,329	10,162
Deferred tax assets	10,941	10,802
Total current assets	162,883	178,799
Property and equipment, net	37,515	37,995
Other non-current assets	1,103	1,123
Long-term deferred tax assets	9,290	9,244
Intangible assets, net	30,964	32,938
Goodwill	103,210	103,314
Total assets	$344,965	$363,413
Liabilities and Equity
Current liabilities:
Accounts payable	$6,867	$3,378
Accrued expenses	27,392	33,472
Deferred revenues	91,521	86,607
Deferred rent	1,213	1,155
Deferred tax liabilities	10	10
Capital lease obligations	10,615	10,351
Total current liabilities	137,618	134,973
Deferred rent, long-term	11,463	11,747
Deferred revenue, long-term	2,769	2,859
Deferred tax liabilities, long-term	593	595
Capital lease obligations, long-term	12,384	13,330
Other long-term liabilities	1,101	1,107
Total liabilities	165,928	164,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 35,900,549 shares issued and 34,661,739 outstanding as of March 31, 2014 and 35,699,508 shares issued and 35,216,071 shares outstanding at December 31, 2013, respectively	36	36
Additional paid-in capital	295,995	293,322
Accumulated other comprehensive income	1,568	1,726
Accumulated deficit	(83,955)	(83,173)
Treasury stock, at cost, 1,238,810 and 483,437 shares as of March 31, 2014 and December 31, 2013, respectively	(34,607)	(13,109)
Total stockholders’ equity	179,037	198,802
Total liabilities and stockholders’ equity	$344,965	$363,413

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$76,899	$68,848
Cost of revenues (excludes amortization of intangible assets) (1)	23,441	22,554
Selling and marketing (1)	26,066	24,458
Research and development (1)	12,477	10,223
General and administrative (1)	13,344	9,012
Amortization of intangible assets	1,955	2,151
Gain on asset disposition	—	(210)
Settlement of litigation	(80)	—
Total expenses from operations	77,203	68,188
(Loss) income from operations	(304)	660
Interest and other (expense), net	(203)	(164)
Loss from foreign currency	(153)	(340)
(Loss) income before income tax provision	(660)	156
Income tax provision	(122)	(2,179)
Net loss	$(782)	$(2,023)
Net loss available to common stockholders per common share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,822,835	34,113,786
Diluted	33,822,835	34,113,786

Comprehensive loss:
Net loss	$(782)	$(2,023)
Other comprehensive loss:
Foreign currency translation adjustment	(158)	(820)
Total comprehensive loss	$(940)	$(2,843)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$725	$716
Selling and marketing	$2,396	$2,813
Research and development	$725	$614
General and administrative	$3,377	$856
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Stockholders’ Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	35,679,430	$36	$274,622	$1,825	$(80,840)	$—	$195,643
Net loss	—	—	—	—	(2,023)	—	(2,023)
Foreign currency translation adjustment	—	—	—	(820)	—	—	(820)
Exercise of common stock options	5,748	—	38	—	—	—	38
Issuance of restricted stock	395,475	—	—	—	—	—	—
Restricted stock canceled	(152,826)	—	—	—	—	—	—
Restricted stock units vested	147,602	—	—	—	—	—	—
Common stock received for tax withholding	(408,544)	—	(6,682)	—	—	—	(6,682)
Stock based compensation	—	—	11,212	—	—	—	11,212
Balance at March 31, 2013	35,666,885	$36	$279,190	$1,005	$(82,863)	$—	$197,368

Balance at December 31, 2013	35,216,071	$36	$293,322	$1,726	$(83,173)	$(13,109)	$198,802
Net loss	—	—	—	—	(782)	—	(782)
Foreign currency translation adjustment	—	—	—	(158)	—	—	(158)
Exercise of common stock options	4,866	—	15	—	—	—	15
Issuance of restricted stock	193,006	—	—	—	—	—	—
Restricted stock canceled	(8,590)	—	—	—	—	—	—
Restricted stock units vested	316,395	—	—	—	—	—	—
Common stock received for tax withholding	(304,636)	—	(9,581)	—	—	—	(9,581)
Repurchase of common stock	(755,373)	—	—	—	—	(21,498)	(21,498)
Excess tax benefits from stock based compensation, net	—	—	265	—	—	—	265
Stock based compensation	—	—	11,974	—	—	—	11,974
Balance at March 31, 2014	34,661,739	$36	$295,995	$1,568	$(83,955)	$(34,607)	$179,037
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(782)	$(2,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,183	4,111
Amortization of intangible assets	1,955	2,151
Provision for bad debts	500	400
Stock-based compensation	7,223	4,999
Amortization of deferred rent	(255)	226
Deferred tax (benefit) provision	(255)	1,788
Gain on asset disposal	(20)	(210)
Changes in operating assets and liabilities:
Accounts receivable	2,107	1,907
Prepaid expenses and other current assets	(2,505)	16
Accounts payable, accrued expenses, and other liabilities	2,378	(1,422)
Deferred revenues	4,810	5,525
Deferred rent	36	952
Net cash provided by operating activities	19,375	18,420

Investing activities
Proceeds from asset disposition	—	160
Purchase of property and equipment	(1,873)	(1,555)
Net cash used in investing activities	(1,873)	(1,395)

Financing activities
Proceeds from the exercise of common stock options	15	39
Repurchase of common stock (withholding taxes)	(9,581)	(6,682)
Repurchase of common stock (treasury shares)	(21,498)	—
Excess tax benefits from stock based compensation	265	—
Principal payments on capital lease obligations	(2,707)	(2,211)
Proceeds from financing arrangements	—	3,964
Net cash used in financing activities	(33,506)	(4,890)
Effect of exchange rate changes on cash	2	(161)
Net (decrease) increase in cash and cash equivalents	(16,002)	11,974
Cash and cash equivalents at beginning of period	67,795	61,764
Cash and cash equivalents at end of period	$51,793	$73,738

Supplemental cash flow disclosures
Interest paid	$315	$217
Net income taxes paid	$172	$135
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$2,128	$2,876
Accrued capital expenditures	$1,309	$1,054
Leasehold improvements acquired through lease incentives	$—	$950
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
The Company's products and services provide its customers with deep and actionable insight into consumer behavior including objective, detailed information about consumer usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. The Company is skilled in combining proprietary Company data with its clients’ own data, as well as data from partners, to provide uniquely valuable digital media analytics. The Company delivers on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both Company branded products and also partner products integrating the Company's data and services.

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
The Company operates as a single reportable segment.
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 18, 2014 with the SEC. The results of operations for three months ended March 31, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter. All references to March 31, 2014 and 2013 or to the three months ended March 31, 2014 and 2013 in the notes to the consolidated interim financial statements are unaudited.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the deferral or recognition of certain revenue types, the identification and quantification of income tax liabilities due to uncertain tax positions, valuation of certain assets and liabilities recorded at fair value recoverability of intangible assets, other long-lived assets and goodwill, estimates related to outstanding litigation, and the determination of the collectability of accounts receivable and the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. During the first quarter of 2013, certain intangible assets acquired were measured at fair value using significant unobservable inputs (Level 3) as described in Note 3. During the three months ended March 31, 2014, there were no impairments and as such, no fair value adjustments were recorded for assets and liabilities measured on a non-recurring basis.
During the three months ended March 31, 2013, the Company recorded these assets as follows:

Fair Value Measurements Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Long-lived assets held and used	$1,182	—	—	$1,182	$—
Cash and Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents are maintained with several financial institutions. The combined account balances held on deposit at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.
Interest income on investments and excess cash balances was a nominal amount for the three months ended March 31, 2014 and 2013.
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
Business Combinations
The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (e.g., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to an income tax valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in income tax valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.
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
Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. All of the Company’s goodwill is associated with its single reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for 2013 and determined that there was no impairment of goodwill. There have been no indicators of impairment suggesting that an interim assessment was necessary for goodwill since the October 1, 2013 analysis.
Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 10
Customer relationships	3 to 12
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10

Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three months ended March 31, 2014 and 2013.

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
The Company incurred foreign currency transaction losses of $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013. These losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound, the Canadian Dollar and various currencies in Latin America.
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
Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of either subscriptions to multiple online products or a subscription to the Company’s online database combined with customized services. The Company accounts for these arrangements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which requires the Company to allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) an estimated selling price (“ESP”) if neither VSOE nor TPE are available. VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable on a stand-

alone basis. ESP reflects the Company’s estimate of what the selling price of a deliverable would be if it was sold regularly on a stand-alone basis.
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
The Company’s process for determining ESP involves management’s judgments based on multiple factors that may vary depending upon the unique facts and circumstances related to each product suite and deliverable. The Company determines ESP by considering several external and internal factors including, but not limited to, current pricing practices, pricing concentrations such as industry, channel, customer class or geography, internal costs and market penetration of a product or service. The total arrangement consideration is allocated to each of the elements based on the relative selling price. If the ESP is determined as a range of selling prices, the mid-point of the range is used in the relative-selling-price method. Once the total arrangement consideration has been allocated to each deliverable based on the relative allocation of the arrangement fee, the Company commences revenue recognition for each deliverable on a stand-alone basis as the data or service is delivered. ESP is analyzed on an annual basis and may be reviewed more frequently if management deems it likely that changes in the estimated selling prices have occurred.
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
The Company also generates revenue through software licenses, professional services (including software customization, implementation, training and consulting services), and maintenance and technical support contracts. The Company’s arrangements generally contain multiple elements, consisting of the various service offerings. The Company recognizes software license arrangements that include significant modification and customization of the software in accordance with FASB Accounting Standards Codification (ASC) 985-605, Software Recognition, and ASC 605-35, Revenue Recognition-Construction-Type and Certain Production-Type Contracts, using either the percentage-of-completion or completed-contract method. Under the percentage-of-completion method, the Company uses the input method to measure progress, which is based on the ratio of costs incurred to date to total estimated costs at completion. The percentage-of-completion method is used when reliable estimates of progress, including customer acceptance, and completion under the contract can be made. Under the completed-contract method, billings and costs (to the extent they are recoverable) are accumulated on the balance sheet, but no profit or income is recorded before user acceptance of the software license. The completed-contract method is used when reliable estimates of cost to complete cannot be made or other terms under the contract require it. To the extent estimated costs are expected to exceed revenue, the Company accrues for costs immediately. The Company considers a contract to be completed when all performance obligations have been delivered and the customer provides formal acceptance in the form of a "User Acceptance Testing" certificate and the Company applies this policy on a consistent basis. For certain customers with contacts for these types of revenues that have multiple deliverables, the Company has VSOE of fair value for post contract support services. For the remainder of the customers with contracts, the Company does not have VSOE for the multiple deliverables and account for all elements in these arrangements as a single unit of accounting, recognizing the entire arrangement fee as revenue over the service period of the last delivered element.
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
In 2013, the Company entered into an agreement to exchange certain data assets with a corporation.  A member of the Company’s Board of Directors also serves as a member of the board of directors of that corporation and therefore, the Company has considered the corporation may be a related party.  Such member of the Company's Board of Directors does not hold a control position with the counterparty. The transaction was considered to have commercial substance under the guidance in ASC 845 and the Company estimated the fair value of the services delivered based on similar monetary transactions with third parties.  No cash was exchanged in this transaction.  The Company also considered the guidance in ASC 850, Related Party Disclosures. During the three months ended March 31, 2014 the Company recognized $2.2 million in revenue related to nonmonetary transactions of which $1.7 million is attributable to this transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three months ended March 31, 2014, the Company recognized $1.2 million in expense related to nonmonetary transactions of which $0.8 million is attributable to this transaction.
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
The weighted-average shares outstanding-common stock has been adjusted downward for share repurchases made during the three months ended March 31, 2014. See Footnote 10 for more information pertaining to the Company's share repurchases. The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Net loss	$(782)	$(2,023)
Net loss per share - common stock:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)
Weighted-average shares outstanding-common stock, basic and dilutive	33,822,835	34,113,786
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended March 31,
	2014	2013
Stock options and restricted stock	843,687	1,486,370
Recent Pronouncements
In July 2013, FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists, which requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations. The Company had historically followed this presentation and thus the adoption of this standard had no impact on the Company’s financial statements.

3.	Asset Disposition
On March 18, 2013, the Company and its wholly-owned subsidiary, RSC The Quality Measurement Company (also known as ARSgroup), sold certain assets related to its ARS Non-Health Copy-Testing and Equity Tracking business to MSW.ARS LLC, a Delaware limited liability company (“Buyer”). As a result of the disposition, during the three months ended March 31, 2013, the Company recorded a gain on the disposition of $0.2 million, determined as follows (in thousands):

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210

4.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the three months ended March 31, 2014 is as follows (in thousands):

Balance as of December 31, 2013	$103,314
Translation adjustments	(104)
Balance as of March 31, 2014	$103,210

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. Total translation adjustment to the gross carrying amount and to accumulated amortization was a net loss of approximately less than $0.1 million for the three months ended March 31, 2014. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$7,771	$(5,835)	$1,936	$7,770	$(5,471)	$2,299
Customer relationships	35,742	(16,434)	19,308	35,774	(15,346)	20,428
Panel	1,656	(1,379)	277	1,650	(1,316)	334
Intellectual property	13,578	(4,385)	9,193	13,576	(3,999)	9,577
Trade names	2,895	(2,645)	250	2,904	(2,604)	300
	$61,642	$(30,678)	$30,964	$61,674	$(28,736)	$32,938
Amortization expense related to intangible assets was approximately $2.0 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively.
The weighted average remaining amortization period by major asset class as of March 31, 2014, is as follows:

(In years)
Acquired methodologies/technology	1.6
Customer relationships	5.8
Panel	1.2
Intellectual property	7.3
Trade names	1.2

The estimated future amortization of acquired intangible assets as of March 31, 2014 is as follows:

(In thousands)
2014	$5,742
2015	6,684
2016	5,380
2017	4,314
2018	2,169
Thereafter	6,675
$30,964

5.	Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Payroll and related	$8,849	$9,213
Cost of revenues	6,480	5,641
Income, sales and other taxes	3,955	4,716
Professional fees	1,515	3,066
Stock-based compensation	1,302	6,061
Other	5,291	4,775
	$27,392	$33,472

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $12.5 million, of which the Company can utilize approximately $10.5 million as of March 31, 2014 for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to February 28, 2015. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2014	$8,793
2015	9,846
2016	5,383
2017	279
2018	—
Total minimum lease payments	24,301
Less amount representing interest	(1,302)
Present value of net minimum lease payments	22,999
Less current portion	10,615
Capital lease obligations, long-term	$12,384
During the three months ended March 31, 2014 and 2013, the Company acquired $2.0 million and $2.8 million, respectively, in computer equipment through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the Credit Agreement) with several banks (the Lenders) with Bank of America, N.A. (“Bank of America”) as administrative agent and lead lender. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit, and the repurchase of equity interests in the Company not to exceed $50 million during the five-year revolver term.
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
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio and cash flow-to-fixed charge ratios and covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of March 31, 2014 the Company was in full compliance with all covenants contained in the Credit Agreement and remains so as of the date of this report.
As of March 31, 2014, the Company did not have an outstanding balance under the terms of the Company’s Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of March 31, 2014, $4.0 million in letters of credit were outstanding, leaving $6.0 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2014	$7,617
2015	10,074
2016	9,993
2017	9,761
2018	8,924
Thereafter	28,649
Total minimum lease payments	$75,018
Total rent expense, under non-cancellable operating leases, was $2.4 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively.

Contingencies
On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  Merits based discovery is completed and trial is anticipated to start in the second quarter of 2014. Based on examination of the remaining claims, the Company believes that they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.
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
During the three months ended March 31, 2014, the Company recorded an income tax provision of $0.1 million resulting in an effective tax rate of 18.5%. During the three months ended March 31, 2013, the Company recorded an income tax provision of $2.2 million resulting in an effective tax rate of 1,396.8%. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.
The exercise of certain stock options and the vesting of certain restricted stock awards during the three months ended March 31, 2014 and 2013 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. The Company will not recognize a deferred tax asset with respect to the excess of tax over book stock compensation deductions until the tax deductions actually reduce its current taxes payable. As such, the Company has not recorded a deferred tax asset in the accompanying consolidated financial statements related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of restricted stock awards. If and when the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. The Company is currently projecting to utilize a portion of its net operating losses related to windfall tax benefits in 2014. As a result, a tax benefit of $0.3 million has been recorded to additional paid-in-capital for the three months ended March 31, 2014.
During the three months ended March 31, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As of December 31, 2012, the Company did not have additional paid-in capital related to windfall tax benefits. As such, shortfalls of $0.9 million have been included in income tax expense for the three months ended March 31, 2013. There were no stock compensation shortfalls for the three months ended March 31, 2014.
As of March 31, 2014 and December 31, 2013, the Company had a valuation allowance related to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2014 to determine the appropriate level of valuation allowance required against its deferred tax assets.

As of March 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $1.4 million, of which approximately $0.9 million is netted against certain deferred tax assets on the accompanying consolidated balance sheets . The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2014 and December 31, 2013, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.6 million and $0.7 million, respectively.
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
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of March 31, 2014 and December 31, 2013, the Plans provided for the issuance of a maximum of approximately 11.4 million shares and 9.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2014, the shares available for grant increased by 1,408,642 pursuant to the automatic share reserve increase provision under the 2007 Plan. Accordingly, as of March 31, 2014, a total of 4,028,383 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	38,234	$4.37	2.09	927
Options granted	—	—	—	—
Options exercised	(4,866)	2.99	—	140
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Options outstanding and exercisable at March 31, 2014	33,368	$4.57	1.96	942
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at March 31, 2014. As of March 31, 2014, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended March 31, 2014, 8,590 forfeited shares of restricted stock have been repurchased by the Company at no cost.
A summary of the status for nonvested stock awards as of March 31, 2014 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	1,050,610	1,134,926	2,185,536	$22.10
Granted	193,006	351,808	544,814	31.45
Vested	(546,850)	(316,395)	(863,245)	24.66
Forfeited	(8,590)	(89,817)	(98,407)	25.89
Nonvested at March 31, 2014	688,176	1,080,522	1,768,698	$23.52
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of March 31, 2014 was $58.0 million.
As of March 31, 2014, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $31.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.14 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 863,245 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended March 31, 2014, the Company repurchased 304,636 shares at an aggregate purchase price of approximately $9.6 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
At March 31, 2014, the Company had reserved for future issuance the following shares of common stock upon the exercise of options:

Common stock available for future issuances under the Plans	4,028,383
Common stock reserved for outstanding options and restricted stock units	1,113,890
5,142,273

10.	Share Repurchases

On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock and presented as a deduction from Stockholders' Equity. Details of the share repurchases during the three months ended March 31, 2014 under the June 2013 share repurchase program was as follows:

Three Months Ended March 31, 2014
Total number of shares repurchased	755,373
Average price paid per share	$28.46
Total share repurchases	$21.5 million

11.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2014 and 2013 is set forth below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
United States	$54,154	$48,559
Europe	13,533	12,264
Canada	3,225	3,203
Other	5,987	4,822
Total Revenues	$76,899	$68,848
The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	March 31, 2014	December 31, 2013
	(In thousands)
United States	$32,316	$32,370
Europe	4,294	4,655
Canada	232	256
Other	673	714
Total	$37,515	$37,995

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our products and services provide customers with deep and actionable insight into consumer behavior including objective, detailed information about consumer usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. We are skilled in combining proprietary comScore data with our clients’ own data, as well as data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore-branded products and also partner products integrating comScore data and services. During the three months ended March 31, 2014, we provided service to approximately 2,400 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.
Key Metrics

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Revenue[1]	$76,899	$67,518
Adjusted EBITDA*[1]	$15,435	$12,634
Adjusted EBITDA Margin*[1]	20%	19%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “-Non-GAAP Financial Measures.”

(1) 2013 amounts include adjustments to exclude Non-Health Copy Testing and Configuration Manager products and are based on management's estimates of the revenues and results of operations of such products.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net loss	$(782)	$(2,023)
Amortization of intangible assets	1,955	2,151
Impairment of intangible assets	—	—
Stock-based compensation	7,223	4,999
Costs related to acquisitions, restructuring and other non-recurring items	2,611	1,418
Settlement of litigation	(80)	—
Gain on ARS disposition	—	(210)
Adjustment to exclude non-Health Copy-Testing and Configuration Manager products	—	(170)
Deferred tax (benefit) provision	(255)	1,788
Current cash tax provision	377	391
Depreciation	4,183	4,111
Interest expense (income), net	203	179
Adjusted EBITDA	$15,435	$12,634
Adjusted EBITDA margin(1)	20%	19%

(1)
Management estimates pro forma revenue of $1,330 in the three months ended March 31, 2013, and total pro forma expense of $1,160 in the three months ended March 31, 2013, related to the non-Health Copy-Testing and Configuration Manager products in 2013, which we disposed of in March 2013. Calculating based on revenues excluding those amounts, adjusted EBITDA margin would have remained at 19% during the three months ended March 31, 2013, respectively.

Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 90% and 86% of total revenues in the three months ended March 31, 2014 and 2013, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2013, our international revenues were $84.1 million, an increase of $12.3 million, or 17.1% over international revenues of $71.8 million for the year ended December 31, 2012. For the three months ended March 31, 2014, our international revenues were $22.7 million, an increase of $2.4 million, or 12% over international revenues of $20.3 million for the three months ended March 31, 2013. International revenues comprised approximately 30%, 29% and 28% of our total revenues for the three months ended March 31, 2014 and for the fiscal years ended December 31, 2013 and 2012, respectively.
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
In recent years, we began generating additional subscription revenues from our flagship advertising service, Validated Campaign Essentials (vCE). In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. In April 2014, we entered into a similar partnering agreement with Yahoo!. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers.
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
Our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Seasonality
Historically, a higher percentage of our customers have renewed their subscription products with us during the fourth quarter than in other quarters.

Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of revenues	30.5	32.8
Selling and marketing	33.9	35.5
Research and development	16.2	14.8
General and administrative	17.4	13.1
Amortization of intangible assets	2.5	3.1
Gain on asset disposition	—	(.3)
Settlement of litigation	(.1)	—
Total expenses from operations	100.4	99.0
(Loss) income from operations	(.4)	1.0
Interest and other (expense), net	(0.3)	(0.2)
Loss from foreign currency	(0.2)	(0.5)
(Loss) income before income tax (provision) benefit	(.9)	.3
Income tax provision	(.2)	(3.2)
Net loss attributable to common stockholders	(1.1)%	(2.9)%
Three Months ended March 31, 2014 Compared to the Three Months ended March 31, 2013
Revenues

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Revenues	$76,899	$68,848	$8,051	11.7%
Total revenues increased by approximately $8.1 million, or approximately 11.7%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. We attribute the revenue growth primarily to increased sales to our existing customer base. Revenue from existing customers increased $9.0 million from $60.8 million for the three months ended March 31, 2013 to $69.8 million for the three months ended March 31, 2014, while revenue from new customers decreased $0.9 million from $8.0 million for the three months ended March 31, 2013 to $7.1 million for the three months ended March 31, 2014.
We experienced continued growth in subscription revenues, which increased by approximately $9.7 million during the three months ended March 31, 2014, from $59.4 million in the prior year period. We experienced a decline in our project revenues, which decreased by approximately $1.6 million during the three months ended March 31, 2014, from $9.4 million in the prior year period. The increase in subscription revenues is attributable to newer products, such as vCE, which were initially recorded as project revenue but typically become subscription revenue as adoption increases.
Revenues from U.S customers were $54.2 million for the three months ended March 31, 2014, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $22.7 million for the three months ended March 31, 2014, or approximately 30% of total revenues. Our focus on organic growth efforts in international markets resulted in a $2.5 million increase in international revenues during the three months ended March 31, 2014 as compared to the prior year period, comprised primarily of increases of $0.9 million in Europe, $0.9 million in Asia and $0.7 million in Latin America.

Operating Expenses
The majority of our operating expenses consist of employee salaries, benefits, stock-based compensation expense, professional fees, rent and other facility related costs, depreciation expense, and amortization and impairment of acquired intangible assets. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonuses using our common stock. In addition, two of our most senior executives have agreed to receive shares of our common stock instead of a cash salary.
Our total operating expenses increased by approximately $9.0 million, or approximately 13.2%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase is primarily attributable to increased stock compensation of $2.2 million associated with the timing of board approval related to our 2014 incentive stock plans, increased expenditures for employee salaries and related benefits of $1.8 million associated with our increased headcount, increased professional fees of $1.2 million associated with obtaining accounting and legal services to support our rapidly growing global business, increased data costs of $1.7 million associated with our data collection efforts and increased commissions and sales incentives of $0.5 million related to compensating our employees and strategic partners to continually garner new clients and better serve our existing clients with our expanding suite of products.
Cost of Revenues

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Cost of revenues	$23,441	$22,554	$887	3.9%
As a percentage of revenues	30.5%	32.8%
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the salaries, benefits, stock-based compensation, and related personnel expenses of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes data collection costs for our products, operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panel and systems, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.
Cost of revenues increased by approximately $0.9 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily attributable to increased data costs of $0.9 million related to our data collection efforts.
Cost of revenues decreased as a percentage of revenues during the three months ended March 31, 2014 as compared to the same periods in 2013, due to higher than expected revenues and operating leverage.
Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Selling and marketing	$26,066	$24,458	$1,608	6.6%
As a percentage of revenues	33.9%	35.5%
Selling and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, and stock-based compensation paid to our direct sales force and industry analysts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs, and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role. Commissions are expensed as selling and marketing costs when a sales contract is executed by both the customer and us. Selling and marketing expenses have increased because we have been recruiting for additional salespeople in order to support our expanded suite of products.

Selling and marketing expenses increased by $1.6 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily attributable to increased commissions and sales incentives of $0.5 million related to compensating our employees and strategic partners to serve our existing clients with our expanding suite of products and increased sales, increased salaries and related benefits of $0.5 million associated with our increased headcount and increased professional fees of $0.3 million related to marketing events.
Selling and marketing expenses decreased as a percentage of revenues during the three months ended March 31, 2014 as compared to the same period in 2013, due to increased operating leverage as our revenues continue to grow.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Research and development	$12,477	$10,223	$2,254	22.0%
As a percentage of revenues	16.2%	14.8%
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
Research and development expenses increased by $2.3 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This is primarily attributable to increased expenditures for employee salaries and related benefits of $1.0 million associated with our increased headcount, increased data costs of $0.8 million related to our data collection efforts and increased rent, other facility related costs and depreciation of $0.3 million.
Research and development expenses increased as a percentage of revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the reallocation of human and data resources to research and development activities.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
General and administrative	$13,344	$9,012	$4,332	48.1%
As a percentage of revenues	17.4%	13.1%
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
General and administrative expenses increased by $4.3 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase is primarily attributable to increased stock compensation of $2.5 million associated with the timing of incentive stock plans and increased professional fees of $0.9 million associated with obtaining accounting and legal services to support our rapidly growing global business.
General and administrative expenses increased as a percentage of revenues during the three months ended March 31, 2014 as compared to the same period in 2013, due to increased stock compensation and professional fees related to certain ongoing litigation.

Amortization Expense

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Amortization expense	$1,955	$2,151	$(196)	(9.1)%
As a percentage of revenues	2.5%	3.1%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.2 million during the three months ended March 31, 2014, respectively, as compared to the three months ended March 31, 2013 due principally to the sale of certain intangible assets associated with the ARS Non-Health Copy-Testing and Equity Tracking business.
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
Interest and other income (expense), net for the three months ended March 31, 2014 and 2013 resulted in net expense of $0.2 million.
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
We recorded transaction losses of $0.2 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively, due to our continued international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three months ended March 31, 2014 we recorded an income tax provision of $0.1 million resulting in an effective tax rate of 18.5%. The tax provision for the three months ended March 31, 2014 was attributable to current tax expense of $0.4 million and a deferred tax benefit of $0.3 million. During the three months ended March 31, 2013 we recorded an income tax provision of $2.2 million resulting in an effective tax rate of 1,396.8%. The tax provision for the three months ended March 31, 2013 was attributable to current and deferred tax expense of $0.4 million and $1.8 million, respectively. These amounts include $0.1 million of current and deferred tax benefit and $1.0 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three months ended March 31, 2014 and 2013, respectively. Also, included in the tax provision for the three months ended March 31, 2013 is $0.1 million of tax expense related to the gain on the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$19,375	$18,420
Net cash used in investing activities	(1,873)	(1,395)
Net cash used in financing activities	(33,506)	(4,890)
Effect of exchange rate changes on cash	2	(161)
Net (decrease) increase in cash and cash equivalents	$(16,002)	$11,974
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of March 31, 2014, our principal sources of liquidity consisted of $51.8 million in cash, the majority of which represents cash generated from operating activities. As of March 31, 2014, $19.1 million of the $51.8 million in cash on hand is held by foreign subsidiaries and would be subject to tax withholding payments if it was repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
On September 26, 2013, the Company entered into a Credit Agreement (the Credit Agreement) with several banks (the Lenders). Bank of America, N.A. (“Bank of America”) is the administrative agent and lead lender of this Revolving Credit Facility. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit, and the repurchase of equity interests in the Company not to exceed $50 million during the five-year revolver term.
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
Under the terms of the Credit Agreement, we are subject to various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio and cash flow-to-fixed charge ratios and covenants relating to the Company's ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of March 31, 2014 and through the date of this report, we were in full compliance with all covenants contained in the Credit Agreement.
As of March 31, 2014, there are no amounts outstanding under the terms of our Credit Agreement.
We maintain letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of March 31, 2014, $4.0 million in letters of credit were outstanding, leaving $6.0 million available for additional letters of credit under the Credit Agreement. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.

Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $19.4 million of net cash from operating activities during the three months ended March 31, 2014. Our cash flows from operations were driven by our net loss of $0.8 million, offset by $13.3 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $4.8 million increase in deferred revenues associated with cash received prior to the recording of revenue, a $2.1 million decrease in accounts receivable associated with enhanced collection activities and a $2.4 million increase in accounts payable, accrued expense and other liabilities associated with the timing of payments associated with annual bonuses and professional fees accrued as of December 31, 2013. These increases were offset by a $2.5 million increase in prepaid and other assets related to the payment of services in advance of when the services will be performed.
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
We used $1.9 million of net cash in investing activities during the three months ended March 31, 2014. Our cash used for investing activities was driven by the use of $1.9 million of net cash associated with the purchase of property and equipment to maintain and expand our technology infrastructure.
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
Financing Activities
We used $33.5 million of cash during the three months ended March 31, 2014 for financing activities. This included $9.6 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $21.5 million to repurchase shares under our share repurchase program. In addition we used $2.7 million to make payments on our capital lease obligations. During the three months ended March 31, 2014, there were no borrowings or repayments under our revolving credit facility.
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
During the three months ended March 31, 2014, we entered into a $12.5 million lease financing arrangement with Banc of America Leasing & Capital, LLC. We can utilize $10.5 million for future capital leases. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. As of March 31, 2014, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $16.0 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments under the combined arrangements are approximately $8.1 million per year as of March 31, 2014. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of March 31, 2014, we have total borrowings under these arrangements of $5.7 million.
As of March 31, 2014, $4.0 million in letters of credit were outstanding, leaving $6.0 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of March 31, 2014, our cash reserves were maintained primarily in bank deposit accounts totaling $51.8 million.
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
Interest Rate Sensitivity
As of March 31, 2014, our principal sources of liquidity consisted of $51.8 million of cash. The cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the three months ended March 31, 2014, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the Evaluation Date), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rule and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Privacy Class Action Litigation
On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment. Discovery is completed and trial is anticipated to begin during the second quarter of 2014. Based on examination of the remaining claims, we believe that they are without merit, and we intend to vigorously protect and defend ourselves. There can be no assurance, however, that we will prevail in this matter, and any adverse ruling may have a significant impact on our business and results of operation. In addition, if this matter proceeds to trial, we may incur significant legal fees until this matter is resolved.

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
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 90% and 86% of our revenues during the three months ended March 31, 2014 and 2013. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Given unpredictable economic conditions, our limited historical data with respect to rates of customer subscription renewals, and the usage volumes for our impression based products, we may have difficulty accurately predicting future customer renewal rates. Uncertain economic conditions or other factors, such as the failure or consolidation of large financial institutions, may cause certain customers to terminate or reduce their subscriptions. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the digital advertising marketplace, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers’ spending levels.

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
If the information that we provide to our customers, to the media, or to the public is inaccurate, or perceived to be inaccurate, whether due to methodological approaches, errors, bias towards certain available data sources or partners or other factors, our brand may be harmed. The information that we collect or that is included in our databases and the statistical projections that we provide to our customers, to the media or to the public may contain or be perceived to contain inaccuracies. These projections may be viewed as an important measure for the success of certain businesses, especially those businesses with a large online presence. Any inaccuracy or perceived inaccuracy in the data reported by us about such businesses may potentially affect the market perception of such businesses and result in claims or litigation around the accuracy of our data, or the appropriateness of our methodology, may encourage aggressive action on the part of our competitors, and could harm our brand. Any dissatisfaction by our customers or the media with our digital media analytics, measurement or data collection and statistical projection methodologies, whether as a result of inaccuracies, perceived inaccuracies or otherwise, could have an adverse effect on our ability to retain existing customers and attract new customers and could harm our brand. Additionally, we could be contractually required to pay damages, which could be substantial, to certain of our customers if the information we provide to them is found to be inaccurate. Any liability that we incur or any harm to our brand that we suffer because of actual or perceived irregularities or inaccuracies in the data we deliver to our customers could harm our business.
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
As the media and advertising industry looks to evaluate advertising campaigns across various forms of media, such as television, radio, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and demanded.  Companies who have historically held a dominant market position within individual media types: such as Nielsen in TV and, through its recent acquisition of Arbitron (now referred to as Nielsen Audio), in Radio; or MRI in magazine, are frequently relying on collaboration with partners in other media to measure multiple media platforms. We have entered into an agreement to acquire and to license certain Nielsen Audio panel data and technology, which provides us with access to both radio and television data to support our cross-platform services, however, if such panel data and technology is not sufficiently maintained, we may suffer a reduction in the quality of our metrics.

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
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans, changes in technology used by websites, browsers, applications, servers, or media we measure, integration of acquired companies, changes in our access point to data or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of future methodology changes, some of our existing customers or customers of acquired entities may refuse to participate, or participate only in a limited fashion, and other customers may become dissatisfied as a result of changes in our methodology and decide not to continue purchasing their subscriptions or may decide to discontinue providing us with their web beacon or other server-side information. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, thereby damaging our brand and harming our reputation. Additionally, we expect that we will need to further integrate new capabilities with our existing methodologies if we develop or acquire additional products or lines of business in the future. The resulting future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause additional customer dissatisfaction and result in loss of customers.
If we are not able to maintain panels of sufficient size and scope, or if the costs of maintaining our panels materially increase, our business could be harmed.
We believe that the quality, size and scope of our Internet, mobile and cross-media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of panel recruitment will increase with the proliferation of proprietary and secure digital media platforms (whether they be PC, mobile, tablet, or connected devices), and that the difficulty in collecting these forms of data will continue to grow. If we fail to maintain a panel of sufficient size and scope, including coverage of international markets and users of various forms of digital platforms, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires. Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. Additionally, certain features limiting or eliminating our ability to track participants built into operating systems and devices may make it harder for us to maintain our panelists. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. We also have terminated and may in the future terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. Furthermore, the difficulty of collecting data from the growing variety of digital platforms used by panel members, may require that we undertake significant hardware and software investments, as well as significant increases to our panel incentive and panel management costs. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected. Finally, we are currently subject to privacy and data security related claims by certain panel members in a pending class action lawsuit, and we may be so again in the future.

The outcome of this litigation or the negative public reaction to the details of the litigation may make it difficult for us to attract and retain panel members.
If we fail to respond to technological developments, our products may become obsolete or less competitive.
Our future success will depend in part on our ability to modify or enhance our products to meet customer needs, to add functionality and to address technological advancements. For example, if certain mobile devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on online activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of digital media — including television, Internet, radio and mobile usage. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
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
If we are unable to effectively persuade prospective customers to buy our services in substitution for those of an incumbent service provider, our revenue growth will be adversely affected.
Some of our newer products and initiatives, require that we persuade prospective customers, or customers of our existing products, to buy our newer products in substitution for those of an incumbent service provider. In some instances, the prospective customer may have built their systems and processes around the incumbent's products. Persuading such prospective customers to switch service providers may be difficult and require longer sales cycles, that will affect our ability to increase revenue in these areas. Moreover, the incumbent service provider may have the ability to significantly discount its services or enter into long-term agreements, which would further impede our ability to increase our revenues.
We may expand through investments in, acquisitions of, or the development of new products with assistance from other companies, any of which may not be successful and may divert our management’s attention.
In recent years, we completed several strategic acquisitions. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also have entered into relationships with other businesses such as Google, Yahoo and Acxiom, in order to expand our product offerings. These relationships or transactions could involve preferred or exclusive licenses, discount pricing or investments in other businesses, or to expand our sales capabilities. These transactions could be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. Consequently, we can make no assurances that any such transactions, investments or relationships, if undertaken and announced, would be completed.
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
Following an acquisition of another business, we may also be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of bundles products that include products that we acquired. For instance, if we acquire a business and are not able to establish vendor specific objective evidence, or VSOE, for any undelivered elements in the arrangement, we may be required to defer substantial portions of revenue and delay recognition of those revenues. This may result in fluctuations in our operating results and may adversely affect both revenues and operating margins in a given period or periods.
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
For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. Based on an initial review of these claims, we believe that these claims are without merit, and we intend to vigorously protect and defend ourselves. In October 2012, the plaintiffs filed an amended complaint, which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. The court has ruled on certification of the class, and discovery has been completed, with trial anticipated in the middle of 2014. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, where we determine necessary, we pursue enforcement of our intellectual property rights. Such enforcement action may cause us to incur costs, distract the attention of management, and result in unfavorable public opinion or outcomes that are not in our favor, each of which could adversely affect our brand, business and results of operations. While we have filed a number of patent applications and own over 60 issued patents worldwide, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, we derived approximately 20%, 21% and 22%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
We derive a significant portion of our revenues from a single customer, Microsoft Corporation. For example, during the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, we derived approximately 6%, 7% and 8%, respectively, of our total revenues from Microsoft. If Microsoft were to cease or substantially reduce its use of our products, our revenues and earnings might decline.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2014, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. However, during 2014, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.74. During the three months ended March 31, 2014, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling.
Conditions and changes in the national and global economic environment may adversely affect our business and financial results.
Adverse economic conditions in markets in which we operate can harm our business. If the economies of the United States and other countries experience prolonged global market uncertainty, customers may delay or reduce their purchases of digital media analytics products and services. In recent years, economic conditions in the countries in which we operate and sell products have experienced volatility, as have the global financial markets, due in part to adverse credit conditions, slower economic activity, inflation and deflation, decreased consumer confidence, increased unemployment, reduced corporate profits and capital spending, adverse business conditions, liquidity and other factors. Notwithstanding economic recovery in recent periods, economic growth may slow again in the U.S. and internationally, particularly in view of instability in the Eastern European region. During challenging economic times, and in tight credit markets, many customers may delay or reduce spending. Additionally, some of our customers may be unable to fully pay for purchases or may discontinue their businesses, resulting in the incurrence of uncollectible receivables for us. This could result in reductions in our sales, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies and increased price competition. This downturn may also impact our available resources for financing new and existing operations. If global economic and market conditions, or economic conditions in the United States or other key markets begin to deteriorate, we may experience a material and adverse impact on our business, results of operations and financial condition.
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
Although we have generated profits in prior periods, we incurred net losses of $2.3 million, $11.8 million, and $15.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. As of March 31, 2014, we had an accumulated deficit of $84.0 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of March 31, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $30.3 million and $31.5 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
We have limited experience with respect to our pricing model for our newer offerings, and if the fees we charge for our products are unacceptable to our customers, our revenues and operating results will be harmed.
We have limited experience in determining the fees that our existing and potential customers will find acceptable for our newer offerings, including the products of companies that we recently acquired, any potential products that are developed as a result of the integration of our company with acquired companies, any new product lines we introduce, or updated or enhanced products that we introduce in the United States or worldwide. The majority of our customers purchase specifically tailored subscription packages that are priced in the aggregate. Due to the level of customization of such subscription packages, the pricing of contracts or individual product components of such packages may not be readily comparable across customers or periods. Existing and potential customers may have difficulty assessing the value of our products and services when comparing it to competing products and services. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers with the fees we have historically charged. As a result, it is possible that future competitive dynamics in our market as well as global economic pressures may require us to reduce our fees, which could have an adverse effect on our revenues, profitability and operating results.
We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain data from these suppliers.
We rely on third-party data sources for information regarding certain activities such as television viewing and mobile usage, as well as for information about offline activities of and demographic information regarding our panelists. The availability and accuracy of this data is important to the continuation and development of our cross-media products, products that use server- or census-based information as part of the research methodology, and products that link online and offline activity. If this information is not available to us at commercially reasonable terms, or is found to be inaccurate, it could harm our reputation, business and financial performance.
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
We currently leverage a large content delivery network, or CDN, to provide services that allow us to offer a more efficient tagging methodology for certain subscription based measurement and analytics product offerings. If that service faced unplanned outage or the service became immediately unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise the costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix, vCE, and other data products that involve the measurement of a large amount of digitally transmitted activity across multiple providers.
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
The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Rating Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. While certain comScore products and methodologies have been accredited by industry bodies such as the Media Rating Council, any standards adopted by U.S or internationally based industry associations may lead to costly changes to our procedures and methodologies, and costly efforts to update our accreditation or obtain accreditation if necessary to maintain continued adoption of our products and methodologies. As a result, the cost of developing our digital media analytics products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.
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
Our success and future growth depends to a significant degree on the skills and continued services of our management team, including our founders, Magid M. Abraham, Ph.D. and Gian M. Fulgoni, our Chief Executive Officer, Serge Matta, and the rest of our management team. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally, which will likely increase our recruiting and hiring costs. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
We continue to evaluate our existing internal controls against the standards adopted by the Public Company Accounting Oversight Board, or PCAOB. During the course of our ongoing evaluation of our internal controls, we have in the past identified, and may in the future identify, areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we may implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. In addition, the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, has introduced changes to the manner in which our system of internal control over financial reporting must be administered, which may increase the costs and management attention that must be devoted to documenting, maintaining and auditing our internal controls. If we are not able to complete the assessment under Section 404 in a timely manner or to remedy any identified material weaknesses, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective at the required reporting deadlines. If our internal control over financial reporting is found by management or by our independent registered public accountant to not be adequate or if we disclose significant existing or potential deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, we could be subject to sanctions or investigations by The NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities and our stock price could be adversely affected.
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

As of March 31, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $30.3 million and $31.5 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, at March 31, 2014 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $18.8 million, which begin to expire in 2017.
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
As of March 31, 2014, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Spain and the Czech Republic, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $100.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending with several banks (the Lenders) with Bank of America as administrative agent and lead lender. As of March 31, 2014, no amounts are outstanding under the terms of our revolving credit facility. If the Lenders are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2014
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2014, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1 - January 31, 2014	364,164	$28.45	360,000	$26.7
February 1 - February 28, 2014	565,877	$29.05	390,000	$15.6
March 1 - March 31, 2014	138,558	$30.88	5,373	$15.4
Total	1,068,599		755,373	$15.4

(1)
The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards or (iii) pursuant to our share repurchase program described in further detail in footnote (2) to this table.

(i) For the three months ended March 31, 2014, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 - January 31, 2014	750	$—
February 1 - February 28, 2014	7,249	$—
March 1 - March 31, 2014	591	$—
Total	8,590
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2014, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 - January 31, 2014	3,414	$28.61
February 1 - February 28, 2014	168,628	$31.86
March 1 - March 31, 2014	132,594	$31.00
Total	304,636

(2)    On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors. Through March 31, 2014, the Company had repurchased $34.6 million of the Company’s common stock, or 1,238,810 shares, pursuant to this repurchase program.

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
Date: May 1, 2014

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

101(3)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)
Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, filed April 29, 2014. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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