Form 10-Q
period 2014-06-30
COMSCORE, INC.
filed 2014-08-05
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2014, there were 34,171,566 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, expected impact of litigation and litigation settlements, including the expected contribution by insurance providers, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,002	$67,795
Accounts receivable, net of allowances of $2,358 and $1,667, respectively	86,852	90,040
Prepaid expenses and other current assets	22,372	10,162
Deferred tax assets	12,194	10,802
Total current assets	160,420	178,799
Property and equipment, net	40,858	37,995
Other non-current assets	1,132	1,123
Long-term deferred tax assets	9,232	9,244
Intangible assets, net	28,994	32,938
Goodwill	103,040	103,314
Total assets	$343,676	$363,413
Liabilities and Equity
Current liabilities:
Accounts payable	$2,837	$3,378
Accrued expenses	42,013	33,472
Deferred revenues	91,569	86,607
Deferred rent	1,832	1,155
Deferred tax liabilities	10	10
Capital lease obligations	11,922	10,351
Total current liabilities	150,183	134,973
Deferred rent, long-term	10,592	11,747
Deferred revenue, long-term	2,201	2,859
Deferred tax liabilities, long-term	590	595
Capital lease obligations, long-term	13,513	13,330
Other long-term liabilities	1,032	1,107
Total liabilities	178,111	164,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 35,850,066 shares issued and 34,129,057 outstanding as of June 30, 2014 and 35,699,508 shares issued and 35,216,071 shares outstanding at December 31, 2013, respectively	36	36
Additional paid-in capital	300,429	293,322
Accumulated other comprehensive income	1,656	1,726
Accumulated deficit	(87,155)	(83,173)
Treasury stock, at cost, 1,721,009 and 483,437 shares as of June 30, 2014 and December 31, 2013, respectively	(49,401)	(13,109)
Total stockholders’ equity	165,565	198,802
Total liabilities and stockholders’ equity	$343,676	$363,413

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$80,013	$69,911	$156,912	$138,759
Cost of revenues (excludes amortization of intangible assets) (1)	23,232	21,610	46,673	44,164
Selling and marketing (1)	26,600	25,491	52,666	49,949
Research and development (1)	12,931	9,803	25,408	20,026
General and administrative (1)	14,642	11,238	27,986	20,250
Amortization of intangible assets	1,919	1,936	3,874	4,087
Gain on asset disposition	—	—	—	(210)
Settlement of litigation, net	2,940	(1,160)	2,860	(1,160)
Total expenses from operations	82,264	68,918	159,467	137,106
(Loss) income from operations	(2,251)	993	(2,555)	1,653
Interest and other (expense), net	(304)	(168)	(507)	(332)
(Loss) gain from foreign currency	(164)	93	(317)	(247)
(Loss) income before income tax provision	(2,719)	918	(3,379)	1,074
Income tax provision	(481)	(1,316)	(603)	(3,495)
Net loss	$(3,200)	$(398)	$(3,982)	$(2,421)
Net loss available to common stockholders per common share:
Basic	$(0.09)	$(0.01)	$(0.12)	$(0.07)
Diluted	$(0.09)	$(0.01)	$(0.12)	$(0.07)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,688,945	34,414,301	33,601,610	34,317,569
Diluted	33,688,945	34,414,301	33,601,610	34,317,569

Comprehensive loss:
Net loss	$(3,200)	$(398)	$(3,982)	$(2,421)
Other comprehensive income (loss):
Foreign currency translation adjustment	88	(306)	(70)	(1,126)
Total comprehensive loss	$(3,112)	$(704)	$(4,052)	$(3,547)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$1,002	$832	$1,727	$1,548
Selling and marketing	$3,667	$3,219	$6,063	$6,032
Research and development	$856	$602	$1,581	$1,216
General and administrative	$3,535	$2,493	$6,912	$3,349
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Stockholders’ Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	35,679,430	$36	$274,622	$1,825	$(80,840)	$—	$195,643
Net loss	—	—	—	—	(2,421)	—	(2,421)
Foreign currency translation adjustment	—	—	—	(1,126)	—	—	(1,126)
Exercise of common stock options	22,161	—	91	—	—	—	91
Issuance of restricted stock	404,923	—	—	—	—	—	—
Restricted stock canceled	(174,746)	—	—	—	—	—	—
Restricted stock units vested	157,101	—	—	—	—	—	—
Common stock received for tax withholding	(429,343)	—	(7,048)	—	—	—	(7,048)
Repurchases of common stock	(23,437)					(496)	(496)
Stock-based compensation	—	—	15,632	—	—	—	15,632
Balance at June 30, 2013	35,636,089	$36	$283,297	$699	$(83,261)	$(496)	$200,275

Balance at December 31, 2013	35,216,071	$36	$293,322	$1,726	$(83,173)	$(13,109)	$198,802
Net loss	—	—	—	—	(3,982)	—	(3,982)
Foreign currency translation adjustment	—	—	—	(70)	—	—	(70)
Exercise of common stock options	5,816	—	20	—	—	—	20
Issuance of restricted stock	201,698	—	—	—	—	—	—
Restricted stock canceled	(18,115)	—	—	—	—	—	—
Restricted stock units vested	345,221	—	—	—	—	—	—
Common stock received for tax withholding	(384,062)	—	(12,132)	—	—	—	(12,132)
Repurchase of common stock	(1,237,572)	—	—	—	—	(36,292)	(36,292)
Excess tax benefits from stock based compensation, net	—	—	1,181	—	—	—	1,181
Stock-based compensation	—	—	18,038	—	—	—	18,038
Balance at June 30, 2014	34,129,057	$36	$300,429	$1,656	$(87,155)	$(49,401)	$165,565
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(3,982)	$(2,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,563	8,156
Amortization of intangible assets	3,874	4,087
Provision for bad debts	1,971	582
Stock-based compensation	16,283	12,145
Amortization of deferred rent	(525)	61
Deferred tax (benefit) provision	(1,432)	2,702
Gain on asset disposal	(55)	(222)
Changes in operating assets and liabilities:
Accounts receivable	1,200	6,179
Prepaid expenses and other current assets	(12,164)	1,200
Accounts payable, accrued expenses, and other liabilities	10,281	2,924
Deferred revenues	4,290	(1)
Deferred rent	36	1,590
Net cash provided by operating activities	28,340	36,982

Investing activities
Proceeds from asset disposition	—	160
Purchase of property and equipment	(4,691)	(2,315)
Net cash used in investing activities	(4,691)	(2,155)

Financing activities
Proceeds from the exercise of common stock options	20	91
Repurchase of common stock (withholding taxes)	(12,132)	(7,048)
Repurchase of common stock (treasury shares)	(36,292)	(496)
Excess tax benefits from stock based compensation	1,181	—
Principal payments on capital lease obligations	(5,573)	(4,624)
Proceeds from financing arrangements	—	3,941
Principal payments on financing arrangements	—	(1,971)
Net cash used in financing activities	(52,796)	(10,107)
Effect of exchange rate changes on cash	354	(714)
Net (decrease) increase in cash and cash equivalents	(28,793)	24,006
Cash and cash equivalents at beginning of period	67,795	61,764
Cash and cash equivalents at end of period	$39,002	$85,770

Supplemental cash flow disclosures
Interest paid	$598	$277
Net income taxes paid	$212	$704
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$7,484	$8,314
Accrued capital expenditures	$855	$1,021
Leasehold improvements acquired through lease incentives	$—	$1,590
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 18, 2014 with the SEC. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter. All references to June 30, 2014 and 2013 or to the three and six months ended June 30, 2014 and 2013 in the notes to the consolidated interim financial statements are unaudited.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the deferral or recognition of certain revenue types, the identification and quantification of income tax liabilities due to uncertain tax positions, valuation of certain assets and liabilities recorded at fair value for recoverability of intangible assets, other long-lived assets and goodwill, estimates related to outstanding litigation, and the determination of the collectability of accounts receivable and the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

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
Assets and liabilities that are measured at fair value on a non-recurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. During the first quarter of 2013, certain intangible assets acquired were measured at fair value using significant unobservable inputs (Level 3) as described in Note 3. During the three and six months ended June 30, 2014, there were no impairments and as such, no fair value adjustments were recorded for assets and liabilities measured on a non-recurring basis.
During the six months ended June 30, 2013, the Company recorded these assets as follows:

Fair Value Measurements Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Long-lived assets held and used	$1,182	—	—	$1,182	$—
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
Interest income on investments and excess cash balances was a nominal amount for the three and six months ended June 30, 2014 and 2013.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts where collectability may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. Included within accounts receivable are unbilled accounts receivable, which relate to situations in which the Company has recognized revenue prior to invoicing a customer, but for which we have the legal right to invoice the customer. Unbilled accounts receivable are invoiced in the following period.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the three and six months ended June 30, 2014 and 2013.

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
The Company incurred foreign currency transaction losses of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, and a foreign currency transaction gain of $0.1 million and a transaction loss of $0.2 million for the three and six months ended June 30, 2013. These losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound, the Canadian Dollar and various currencies in Latin America.
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
In 2013, the Company entered into an agreement to exchange certain data assets with a corporation.  A member of the Company’s Board of Directors also serves as a member of the board of directors of that corporation and therefore, the Company has considered the corporation may be a related party.  Such member of the Company's Board of Directors does not hold a control position with the counterparty. The transaction was considered to have commercial substance under the guidance in ASC 845 and the Company estimated the fair value of the services delivered based on similar monetary transactions with third parties.  No cash was exchanged in this transaction.  The Company also considered the guidance in ASC 850, Related Party Disclosures. During the three and six months ended June 30, 2014, the Company recognized $1.8 million and $4.0 million in revenue related to nonmonetary transactions, respectively, of which $1.5 million and $3.2 million are attributable to this transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three and six months ended June 30, 2014, the Company recognized $2.8 million and $4.0 million in expense related to nonmonetary transactions, respectively, of which $2.4 million and $3.2 million are attributable to this transaction.
Stock-Based Compensation
The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience and future expectations. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
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
The weighted-average shares outstanding-common stock has been adjusted downward for share repurchases made during the three and six months ended June 30, 2014. See Footnote 10 for more information pertaining to the Company's share repurchases. The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net loss	$(3,200)	$(398)	$(3,982)	$(2,421)
Net loss per share - common stock:
Basic	$(0.09)	$(0.01)	$(0.12)	$(0.07)
Diluted	$(0.09)	$(0.01)	$(0.12)	$(0.07)
Weighted-average shares outstanding-common stock, basic and dilutive	33,688,945	34,414,301	33,601,610	34,317,569
The Company uses the two-class method for earnings allocations between the Company's restricted stock awards, as they are a participating security, and the Company's common stock. The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options and restricted stock	552,325	1,057,468	706,419	1,309,432
Recent Pronouncements
In July 2013, FASB issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists, which requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations. The Company had historically followed this presentation and thus the adoption of this standard had no impact on the Company’s financial statements.
In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on January 1, 2017 (i.e. beginning with the first quarter 2017 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the calendar year 2016 and 2015 financial statements would be adjusted to reflect the effects of applying the new standard to those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2017 to new contracts and those contracts that are not yet complete at January 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. The Company is currently evaluating the methods of adoption allowed by the new standard and the impact the standard is expected to have on the Company's financial statements and related disclosures.

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

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210

4.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the six months ended June 30, 2014 is as follows (in thousands):

Balance as of December 31, 2013	$103,314
Translation adjustments	(274)
Balance as of June 30, 2014	$103,040

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. Total translation adjustment to the gross carrying amount and to accumulated amortization was a net loss of approximately $0.3 million for the six months ended June 30, 2014. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$7,769	$(6,160)	$1,609	$7,770	$(5,471)	$2,299
Customer relationships	35,653	(17,498)	18,155	35,774	(15,346)	20,428
Panel	1,670	(1,451)	219	1,650	(1,316)	334
Intellectual property	13,584	(4,773)	8,811	13,576	(3,999)	9,577
Trade names	2,883	(2,683)	200	2,904	(2,604)	300
	$61,559	$(32,565)	$28,994	$61,674	$(28,736)	$32,938
Amortization expense related to intangible assets was approximately $1.9 million and $3.9 million for the three and six months ended June 30, 2014, respectively, and $1.9 million and $4.1 million for the three and six months ended June 30, 2013, respectively.
The weighted average remaining amortization period by major asset class as of June 30, 2014, is as follows:

(In years)
Acquired methodologies/technology	1.4
Customer relationships	5.6
Panel	0.9
Intellectual property	7.1
Trade names	1.0

The estimated future amortization of acquired intangible assets as of June 30, 2014 is as follows:

(In thousands)
2014	3,815
2015	6,668
2016	5,364
2017	4,303
2018	2,169
Thereafter	6,675
$28,994

5.	Accrued Expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Settlement of privacy litigation*	$14,000	$—
Payroll and related	9,005	9,213
Income, sales and other taxes	4,046	4,716
Stock-based compensation	4,318	6,061
Cost of revenues	3,295	5,641
Professional fees	1,612	3,066
Other	5,737	4,775
	$42,013	$33,472
 * The Company recorded an offsetting receivable of $10.5 million to prepaid expenses and other current assets. The Company recorded a net contingent loss from the tentative settlement related to the privacy class-action litigation. See footnote 7 for further details of the net contingent loss.

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $12.5 million, of which the Company can utilize approximately $7.5 million as of June 30, 2014 for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to February 28, 2015. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2014	$6,655
2015	11,727
2016	7,276
2017	1,207
2018	—
Total minimum lease payments	26,865
Less amount representing interest	(1,430)
Present value of net minimum lease payments	25,435
Less current portion	(11,922)
Capital lease obligations, long-term	$13,513
During the six months ended June 30, 2014 and 2013, the Company acquired $7.3 million and $7.8 million, respectively, in computer hardware and software through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the Credit Agreement) with several banks (the Lenders) with Bank of America, N.A. (“Bank of America”) as administrative agent and lead lender. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. On June 23, 2014, the Company executed the First Amendment to the Credit Agreement. This amendment reset the equity repurchase limit to $50.0 million and, provided certain financial thresholds are met, permits the Company to repurchase equity interests in the Company outside the $50.0 million limit during the remainder of the five-year revolver term.
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
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of June 30, 2014 the Company was in full compliance with all covenants contained in the Credit Agreement and remains so as of the date of this report.
As of June 30, 2014, the Company did not have an outstanding balance under the terms of the Company’s Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of June 30, 2014, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2014	$5,113
2015	9,882
2016	9,174
2017	8,917
2018	8,280
Thereafter	28,703
Total minimum lease payments	$70,069
Total rent expense, under non-cancellable operating leases, was $2.4 million and $4.8 million for the three and six months ended June 30, 2014, respectively, and $2.2 million and $4.4 million for the three and six months ended June 30, 2013, respectively.
Contingencies
On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, the Company and the plaintiffs in such litigation proposed a tentative settlement subject to approval by the District Court. Pursuant to the proposed terms, the Company will be required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses would be paid. The Company as well as its insurers are expected to contribute to the fund. If approved, the proposed settlement would also require the Company to alter certain portions of its privacy policy and implement certain additional protocols to ensure that its privacy practices remain consistent with its disclosures to consumers. During the three months ended June 30, 2014, the Company recorded a contingent loss of $3.5 million in anticipation of the tentative settlement.
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
During the three and six months ended June 30, 2014, the Company recorded income tax provisions of $0.5 million and $0.6 million, respectively, resulting in effective tax rates of 17.7% and 17.8%, respectively. During the three and six months ended June 30, 2013, the Company recorded income tax provisions of $1.3 million and $3.5 million, respectively, resulting in effective tax rates of 143.4% and 325.4% respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.
The exercise of certain stock options and the vesting of certain restricted stock awards during the three and six months ended June 30, 2014 and 2013 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. A deferred tax asset cannot be recognized for the excess of tax over book stock compensation deductions until the tax deductions reduce current income taxes payable. Since, the Company has not historically paid income taxes in the jurisdictions where these excess tax deductions arise, a deferred tax asset related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of stock options and the vesting of restricted stock awards has not been recorded in the accompanying consolidated financial statements. As the Company utilizes these net operating losses to reduce current income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. The Company is currently projecting to utilize a portion of its net operating loss carryforwards related to windfall tax benefits in 2014. As a result, a tax benefit of $0.9 million and $1.2 million has been recorded to additional paid-in-capital for the three and six months ended June 30, 2014, respectively.
During the three and six months ended June 30, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As of December 31, 2012, the Company did not have additional paid-in capital related to windfall tax benefits. As such, shortfalls of $0.1 million and $1.0 million have been included in income tax expense for the three and six months ended June 30, 2013, respectively. There were no stock compensation shortfalls for the three and six months ended June 30, 2014.
As of June 30, 2014 and December 31, 2013, the Company had a valuation allowance related to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2014 to determine the appropriate level of valuation allowance required against its deferred tax assets.
As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $1.4 million, of which approximately $0.9 million is netted against certain deferred tax assets on the accompanying consolidated balance sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2014 and December 31, 2013, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.6 million and $0.7 million, respectively.
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
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of June 30, 2014 and December 31, 2013, the Plans provided for the issuance of a maximum of approximately 11.4 million shares and 9.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2014, the shares available for grant increased by 1,408,642 pursuant to the automatic share reserve increase provision under the 2007 Plan. Accordingly, as of June 30, 2014, a total of 3,956,326 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	38,234	$4.37	2.09	927
Options granted	—	—	—	—
Options exercised	(5,816)	3.44	—	165
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Options outstanding and exercisable at June 30, 2014	32,418	$4.53	1.71	1,003
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at June 30, 2014. As of June 30, 2014, there is no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended June 30, 2014, 9,525 forfeited shares of restricted stock have been repurchased by the Company at no cost.

A summary of the status for nonvested stock awards as of June 30, 2014 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	1,050,610	1,134,926	2,185,536	$22.10
Granted	201,698	448,708	650,406	31.41
Vested	(642,317)	(345,221)	(987,538)	24.35
Forfeited	(18,115)	(113,827)	(131,942)	25.19
Nonvested at June 30, 2014	591,876	1,124,586	1,716,462	$24.09
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of June 30, 2014 was $60.9 million.
As of June 30, 2014, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $28.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.09 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 124,293 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended June 30, 2014, the Company repurchased 79,426 shares at an aggregate purchase price of approximately $2.6 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
At June 30, 2014, the Company had reserved for future issuance the following shares of common stock:

Common stock available for future issuances under the Plans	3,956,326
Common stock reserved for outstanding options and restricted stock units	1,157,004
5,113,330

10.	Share Repurchases

June 2013 Share Repurchase Program
On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50.0 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors. This repurchase program concluded on May 29, 2014 and resulted in the repurchase of $49.4 million of shares (as measured at the time of repurchase).
As part of this share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases were determined at the Company's discretion, and the share repurchase program may have been suspended, terminated or modified at any time for any reason. Shares repurchased were classified as Treasury Stock and presented as a deduction from Stockholders' Equity. Details of the share repurchases during the three and six months ended June 30, 2014 under the June 2013 share repurchase program were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	482,199	1,237,572
Average price paid per share	$30.68	$29.33
Total value of shares repurchased (as measured at time of repurchase)	$14.8 million	$36.3 million

June 2014 Share Repurchase Program
On June 5, 2014 the Company announced that its board of directors had approved the repurchase of up to an additional $50.0 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company’s board of directors and commences on June 6, 2014. As of June 30, 2014, there is $50.0 million remaining under the share repurchase program.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock and presented as a deduction from Stockholders' Equity. As of June 30, 2014, there have been no share repurchases under this plan.

11.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2014 and 2013 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
United States	$56,105	$49,456	$110,259	$98,015
Europe	13,684	11,658	27,217	23,922
Canada	3,468	3,156	6,693	6,359
Other	6,756	5,641	12,743	10,463
Total Revenues	$80,013	$69,911	$156,912	$138,759
The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	June 30, 2014	December 31, 2013
	(In thousands)
United States	$35,958	$32,370
Europe	4,030	4,655
Canada	226	256
Other	644	714
Total	$40,858	$37,995

12.	Subsequent Event
Acquisition
On August 4, 2014 the Company entered into and closed on a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") with M.Labs, Inc., a Delaware corporation ("MdotLabs"). On August 4, 2014 comScore completed its purchase of all of the outstanding capital stock of MdotLabs, and MdotLabs became a wholly-owned subsidiary of comScore. MdotLabs is a SaaS security platform designed to combat invalid activity in web and mobile advertising, such as non-human traffic. The aggregate amount of consideration paid by comScore upon the closing of the transaction was approximately $4.5 million, which was comprised entirely of cash.

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
Our products and services provide customers with deep and actionable insight into consumer behavior including objective, detailed information about consumer usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. We are skilled in combining proprietary comScore data with our clients’ own data, as well as data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore-branded products and also partner products integrating comScore data and services. During the three months ended June 30, 2014, we provided service to approximately 2,459 customers worldwide with our broad geographic base of employees located in 31 locations in 23 countries.
Key Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue[1]	$80,013	$69,911	$156,912	$137,429
Adjusted EBITDA*[1]	$16,709	$13,979	$32,144	$26,598
Adjusted EBITDA Margin*[1]	21%	20%	20%	19%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “-Non-GAAP Financial Measures.”

(1) We divested our Non-Health Copy Testing and Configuration Manager products in March 2013. Amounts for the six months ended June 30, 2013 include adjustments to exclude Non-Health Copy Testing and Configuration Manager products and are based on management’s estimates of the revenue and results of operations of such products.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net loss	$(3,200)	$(398)	$(3,982)	$(2,421)
Amortization of intangible assets	1,919	1,936	3,874	4,087
Impairment of intangible assets	—	—	—	—
Stock-based compensation	9,060	7,146	16,283	12,145
Costs related to acquisitions, restructuring and other non-recurring items	825	926	3,436	2,344
Settlement of litigation	2,940	(1,160)	2,860	(1,160)
Gain on ARS disposition	—	—	—	(210)
Adjustment to exclude non-Health Copy-Testing and Configuration Manager products	—	—	—	(170)
Deferred tax (benefit) provision	(1,177)	914	(1,432)	2,702
Current tax provision(2)	1,658	402	2,035	793
Depreciation	4,380	4,045	8,563	8,156
Interest expense (income), net	304	168	507	332
Adjusted EBITDA	$16,709	$13,979	$32,144	$26,598
Adjusted EBITDA margin(1)	21%	20%	20%	19%

(1)
Management estimates pro forma revenue of $1,330 in the six months ended June 30, 2013, and total pro forma expense of $1,160 in the six months ended June 30, 2013, related to the non-Health Copy-Testing and Configuration Manager products in 2013, which we disposed of in March 2013. Calculating based on revenues excluding those amounts, adjusted EBITDA margin would have remained at 19% during the six months ended June 30, 2013.

(2)
Included in the tax provision for the three and six months ended June 30, 2014 was $0.9 million and $1.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock based compensation.

Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on a non-recurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 90% and 86% of total revenues in the six months ended June 30, 2014 and 2013, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the six months ended June 30, 2014, our international revenues were $46.6 million, an increase of $5.8 million, or 14% over international revenues of $40.8 million for the six months ended June 30, 2013. International revenues comprised approximately 30%, 29% and 28% of our total revenues for the six months ended June 30, 2014 and for the fiscal years ended December 31, 2013 and 2012, respectively.
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
In recent years, we began generating additional subscription revenues from our flagship advertising service, Validated Campaign Essentials (vCE). In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. In April 2014, we entered into a similar partnering agreement with Yahoo!. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers. The Google and Yahoo! partnerships have had no impact on revenues for the three and six months ended June 30, 2014.
We also generate subscription-based revenues from certain reports and analyses provided through our customer research product, if that work is procured by customers on a recurring basis. Through our customer research products, we deliver digital media analytics relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues.”
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.0	30.9	29.7	31.8
Selling and marketing	33.2	36.5	33.6	36.0
Research and development	16.2	14.0	16.2	14.4
General and administrative	18.3	16.1	17.8	14.6
Amortization of intangible assets	2.4	2.8	2.5	2.9
Gain on asset disposition	—	—	—	(0.2)
Settlement of litigation	3.7	(1.7)	1.8	(0.7)
Total expenses from operations	102.8	98.6	101.6	98.8
(Loss) income from operations	(2.8)	1.4	(1.7)	1.2
Interest and other (expense), net	(0.4)	(0.2)	(0.3)	(0.2)
Loss from foreign currency	(0.2)	0.1	(0.2)	(0.2)
(Loss) income before income tax (provision) benefit	(3.4)	1.3	(2.2)	0.8
Income tax provision	(0.6)	(1.9)	(0.4)	(2.5)
Net loss attributable to common stockholders	(4.0)%	(0.6)%	(2.6)%	(1.7)%

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Revenues	$80,013	$69,911	$10,102	14.4%	$156,912	$138,759	$18,153	13.1%
Total revenues increased by approximately $10.1 million, or approximately 14%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. We attribute the revenue growth primarily to increased sales to our existing customer base. Revenue from existing customers increased $10.8 million from $62.5 million for the three months ended June 30, 2013 to $73.3 million for the three months ended June 30, 2014, while revenue from new customers decreased $0.7 million from $7.4 million for the three months ended June 30, 2013 to $6.7 million for the three months ended June 30, 2014.
We experienced continued growth in subscription revenues, which increased by approximately $13.1 million during the three months ended June 30, 2014, from $59.5 million in the prior year period. The increase in subscription revenues is attributable to newer products, such as vCE, which were initially recorded as project revenue but typically become subscription revenue as adoption increases. In addition, we also experienced a decline in our project revenues for the same reason, which decreased by approximately $3.0 million during the three months ended June 30, 2014, from $10.4 million in the prior year period.
Revenues from U.S customers were $56.1 million for the three months ended June 30, 2014, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $23.9 million for the three months ended June 30, 2014, or approximately 30% of total revenues. Our focus on growth efforts in international markets resulted in a $3.4 million increase in international revenues during the three months ended June 30, 2014 as compared to the prior year period. This revenue increase was comprised primarily of increases of $2.0 million in Europe, $1.0 million in Latin America and $0.7 million in Asia. These increases were partially offset by decreases in other regions.
Total revenues increased by approximately $18.2 million, or approximately 13%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. We attribute the revenue growth primarily to increased sales to our existing customer base. Revenue from existing customers increased $19.8 million from $123.3 million for the six months ended June 30, 2013 to $143.1 million for the six months ended June 30, 2014, while revenue from new customers decreased $1.7 million from $15.5 million for the six months ended June 30, 2013 to $13.8 million for the six months ended June 30, 2014.
We experienced continued growth in subscription revenues, which increased by approximately $22.7 million during the six months ended June 30, 2014, from $119.0 million in the prior year period. The increase in subscription revenues is attributable to newer products, such as vCE, which were initially recorded as project revenue but typically become subscription revenue as adoption increases. In addition, we also experienced a decline in our project revenues for the same reason, which decreased by approximately $4.6 million during the six months ended June 30, 2014, from $19.8 million in the prior year period.
Revenues from U.S customers were $110.2 million for the six months ended June 30, 2014, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $46.6 million for the six months ended June 30, 2014, or approximately 30% of total revenues. Our focus on organic growth efforts in international markets resulted in a $5.8 million increase in international revenues during the six months ended June 30, 2014 as compared to the prior year period. This revenue increase was comprised primarily of increases of $3.3 million in Europe, $1.7 million in Latin America and $1.6 million in Asia. These increases were partially offset by decreases in other regions.
Operating Expenses
The majority of our operating expenses consist of employee salaries, benefits, stock-based compensation expense, professional fees, rent and other facility related costs, depreciation expense, amortization, impairment of acquired intangible assets and litigation-related expenses. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonuses using our common stock. In addition, two of our most senior executives have agreed to receive shares of our common stock instead of a cash salary.

Our total operating expenses increased by approximately $13.3 million, or approximately 19%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase is primarily attributable to increases in expenditures for the tentative settlement of certain privacy litigation lawsuits, net of expected insurance recoveries, and by reduced gains related to the settlements of certain patent litigation lawsuits for a net increase of $4.1 million, increased employee salaries, benefits and related costs of $2.1 million associated with our increased headcount, increased expenditures for third-party data costs to support the development of new products of $2.4 million, and increased stock compensation of $2.0 million, increased bad debt expense of $1.3 million mainly attributable to the uncollectible portions of increased revenues outside of the US, increased data and bandwidth costs of $1.2 million related to our data collection efforts, and increased professional fees of $0.5 million.
Our total operating expenses increased by approximately $22.4 million, or approximately 16%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase is primarily attributable to increased employee salaries, benefits and related costs of $4.6 million associated with our increased headcount, increased stock compensation of $4.2 million, increases in expenditures for the tentative settlement of certain privacy litigation lawsuits, net of expected insurance recoveries, and by reduced gains related to the settlements of certain patent litigation lawsuits for a net increase of $4.0 million, increased expenditures for third-party data costs to support the development of new products of $3.2 million, increased data and bandwidth costs of $2.3 million related to our data collection efforts, increased professional fees of $1.6 million and increased bad debt expense of $1.4 million mainly attributable to the uncollectible portions of increased revenues outside of the US.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Cost of revenues	$23,232	$21,610	$1,622	7.5%	46,673	44,164	$2,509	5.7%
As a percentage of revenues	29.0%	30.9%			29.7%	31.8%
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
Cost of revenues increased by approximately $1.6 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is primarily attributable to increased data and bandwidth costs of $1.2 million related to our data collection efforts and increased employee salaries, benefits and related costs of $0.4 million.
Cost of revenues increased by approximately $2.5 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is primarily attributable to increased data and bandwidth costs of $2.3 million related to our data collection efforts and increased expenditures for employee salaries, benefits and related costs of $0.8 million associated with our increased headcount. These costs were partially offset by decreases of $0.5 million related to the usage of third-party providers for support related to our data collection efforts.
Cost of revenues decreased as a percentage of revenues during the three and six months ended June 30, 2014 as compared to the same periods in 2013, due to increased operating leverage as our revenues continue to grow.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Selling and marketing	$26,600	$25,491	$1,109	4.4%	$52,666	$49,949	$2,717	5.4%
As a percentage of revenues	33.2%	36.5%			33.6%	36.0%

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
Selling and marketing expenses increased by $1.1 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.0 million associated with our increased salesforce.
Selling and marketing expenses increased by $2.7 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.5 million associated with our increased salesforce and increased professional fees of $0.6 million to support our salesforce.
Selling and marketing expenses decreased as a percentage of revenues during the three and six months ended June 30, 2014 as compared to the same period in 2013, due to increased operating leverage as our revenues continue to grow.
Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%			$	%
	(In thousands)				(In thousands)
Research and development	$12,931	$9,803	$3,128	31.9%	$25,408	$20,026	$5,382	26.9%
As a percentage of revenues	16.2%	14.0%			16.2%	14.4%
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
Research and development expenses increased by $3.1 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This is primarily attributable to increased expenditures for third-party data costs to support the development of new products of $2.4 million and expenditures for employee salaries and related benefits of $0.4 million associated with our increased headcount.
Research and development expenses increased $5.4 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is primarily attributable to increased expenditures for third-party data costs to support the development of new products of $3.2 million and increased employee salaries, benefits and related costs of $1.4 million associated with a reallocation of resources to focus on the development of new products.
Research and development expenses increased as a percentage of revenues for the three and six months ended June 30, 2014 compared to the same period in 2013, due to the reallocation of human and data resources to research and development activities.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
General and administrative	$14,642	$11,238	$3,404	30.3%	$27,986	$20,250	$7,736	38.2%
As a percentage of revenues	18.3%	16.1%			17.8%	14.6%

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
General and administrative expenses increased by $3.4 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase is primarily attributable to increased bad debt expense of $1.3 million due to longer collection cycles related to some of our newer products, increased stock compensation of $1.0 million and increased employee salaries, benefits and related costs of $0.3 million.
General and administrative expenses increased by $7.7 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase is primarily attributable to increased stock compensation of $3.6 million, increased bad debt expense of $1.4 million due to longer collection cycles related to some of our newer products, increased professional fees of $0.9 million associated with obtaining accounting and legal services and increased employee salaries, benefits and related costs of $0.5 million.
General and administrative expenses increased as a percentage of revenues during the three and six months ended June 30, 2014 as compared to the same period in 2013, due to increased stock compensation and bad debt expenses.
Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Amortization expense	$1,919	$1,936	$(17)	(0.9)%	3,874	4,087	$(213)	(5.2)%
As a percentage of revenues	2.4%	2.8%			2.5%	2.9%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.2 million during the six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.
Interest and Other Income (Expense), Net
Interest and other income/expense, net, consists of interest income, interest expense and gains or losses on disposals of fixed assets.
Interest income consists of interest earned from our cash and cash equivalent balances. Interest expense is incurred due to capital leases pursuant to several equipment loan and security agreements to finance the lease of various hardware, software, and other equipment purchases and our revolving credit facility. Our capital lease obligations are secured by a senior security interest in eligible equipment.
Interest and other income (expense), net for the three and six months ended June 30, 2014 resulted in net expense of $0.3 million and $0.5 million, respectively, compared to $0.2 million and $0.3 million of net interest expense for the three and six months ended June 30, 2013, respectively.
Settlement of litigation, Net
Settlement of litigation, net consists of contingent losses expected from the tentative settlement related to our outstanding privacy class-action litigation offset by gains from our patent litigation settlements. The contingent loss is net of expected insurance proceeds.
Settlement of litigation, net for the three and six months ended June 30, 2014 resulted in a net loss of $2.9 million, compared to a $1.2 million net gain for the three and six months ended June 30, 2013.
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
We recorded transaction losses of $0.2 million and $0.3 million during the three and six months ended June 30, 2014, respectively, as compared to a transaction gain of $0.1 million and a transaction loss of $0.2 million during the three and six months ended June 30, 2013, respectively, due to our continued international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three and six months ended June 30, 2014 we recorded income tax provisions of $0.5 million and $0.6 million, resulting in effective tax rates of 17.7% and 17.8%, respectively. The tax provisions for the three and six months ended June 30, 2014 were attributable to current tax expense of $1.7 million and $2.0 million, respectively, and deferred tax benefits of 1.2 million and $1.4 million respectively. Also, included in the tax provision for the three and six months ended June 30, 2014 was $0.9 million and $1.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock based compensation.
During the three and six months ended June 30, 2013, we recorded income tax provisions of $1.3 million and $3.5 million, resulting in effective tax rates of 143.4% and 325.4%, respectively. The tax provisions for the three and six months ended June 30, 2013 were attributable to current tax benefits of $0.4 million and $0.8 million, respectively. These amounts include $0.0 million and $1.0 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and six months ended June 30, 2013, respectively. Also, included in the tax provision for the six months ended June 30, 2013 was $0.1 million of tax expense related to the gain on the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$28,340	$36,982
Net cash used in investing activities	(4,691)	(2,155)
Net cash used in financing activities	(52,796)	(10,107)
Effect of exchange rate changes on cash	354	(714)
Net (decrease) increase in cash and cash equivalents	$(28,793)	$24,006
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of June 30, 2014, our principal source of liquidity consisted of $39.0 million in cash, the majority of which represents cash generated from operating activities. As of June 30, 2014, $13.6 million of the $39.0 million in cash on hand is held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
On September 26, 2013, we entered into a Credit Agreement (the Credit Agreement) with several banks (the Lenders). Bank of America, N.A. (“Bank of America”) is the administrative agent and lead lender of this Revolving Credit Facility. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit.
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
Under the terms of the Credit Agreement, we are subject to various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company's ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of June 30, 2014 and through the date of this report, we were in full compliance with all covenants contained in the Credit Agreement.
As of June 30, 2014, there are no amounts outstanding under the terms of our Credit Agreement.
We maintain letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of June 30, 2014, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit under the Credit Agreement. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $28.3 million of net cash from operating activities during the six months ended June 30, 2014. Our cash flows from operations were driven by our net loss of $4.0 million, offset by $28.7 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $10.3 million increase in accounts payable, accrued expense and other liabilities associated with the tentative settlement of the privacy litigation, a $1.2 million decrease in accounts receivable associated with enhanced collection activities and a $4.3 million increase in deferred revenues associated with cash received prior to the recording of revenue. These increases were offset by a $12.2 million increase in prepaid and other assets associated with the tentative settlement of the privacy litigation.
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

We used $4.7 million of net cash in investing activities during the six months ended June 30, 2014. Our cash used for investing activities was driven by the use of $4.7 million of net cash associated with the purchase of property and equipment to maintain and expand our technology infrastructure.
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
Financing Activities
We used $52.8 million of cash during the six months ended June 30, 2014 for financing activities. This included $12.1 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $36.3 million to repurchase shares under our share repurchase program. In addition we used $5.6 million to make payments on our capital lease obligations. During the six months ended June 30, 2014, there were no borrowings or repayments under our revolving credit facility.
We used $10.1 million of cash during the six months ended June 30, 2013, for financing activities. This included $7.0 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $0.5 million to repurchase shares under our share repurchase program. In addition we used $4.6 million to make payments on our capital lease obligations. During the six months ended June 30, 2013, we received $3.9 million in cash related to borrowings under our revolving credit facility and we repaid $2.0 million under our revolving credit facility. We borrowed these funds to pay down certain short-term intercompany loans in order to minimize the potential impact of foreign exchange rate fluctuations. The borrowing was repaid in full during 2013.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Known Future Cash Requirements
Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In prior and current periods, we financed the purchase of some of our computer hardware and software under capital lease arrangements over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer equipment, are typically small and they do not materially impact our overall liquidity.
During the three months ended March 31, 2014, we entered into a $12.5 million lease financing arrangement with Banc of America Leasing & Capital, LLC. We can utilize $7.5 million for future capital leases. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. As of June 30, 2014, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $16.8 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments under the combined arrangements are approximately $8.1 million per year as of June 30, 2014. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of June 30, 2014, we have total borrowings under these arrangements of $7.3 million.
As of June 30, 2014, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of June 30, 2014, our cash reserves were maintained primarily in bank deposit accounts totaling $39.0 million.
Foreign Currency Risk
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to not be significant at this time. We do not currently engage in any transactions that hedge foreign currency exchange rate risk. In addition, because we have operations outside of the United States, the reported amounts of revenues, expenses, assets and liabilities may fluctuate due to movements in foreign currency exchange rates and the resulting foreign currency translation adjustments.
As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2014, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. However, during 2014, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.74. During the six months ended June 30, 2014, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of June 30, 2014, $13.6 million of the $39.0 million in cash on hand is held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
Interest Rate Sensitivity
As of June 30, 2014, our principal sources of liquidity consisted of $39.0 million of cash. The cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the six months ended June 30, 2014, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.
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
Privacy Class Action Litigation

On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against comScore in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by comScore of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs in such litigation proposed a tentative settlement subject to approval by the District Court. Pursuant to the proposed terms, we will be required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses would be paid. We and our insurers are expected to contribute to the fund. If approved, the proposed settlement would also require us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. For additional details, see footnote 7 of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 90% and 86% of our revenues during the six months ended June 30, 2014 and the year ended December 31, 2013. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, which is typically one year, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Some of our customers have elected not to renew their subscription agreements with us in the past. If we experience a change of control, as defined in such agreements, some of our customers also have the right to terminate their subscriptions. Moreover, some of our major customers have the right to cancel their subscription agreements without cause at any time. Furthermore, our new subscription products, for which revenue is recognized based on impressions used, may be subject to higher fluctuations in revenue.
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
If we are not able to maintain panels of sufficient size and scope, or if the costs of establishing and maintaining our panels materially increase, our business could be harmed.
We believe that the quality, size and scope of our Internet, mobile and cross-media user panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of panel recruitment will increase with the proliferation of proprietary and secure digital media platforms (whether they be PC, mobile, tablet, or connected devices), and that the difficulty in collecting these forms of data will continue to grow which may require significant hardware and software investments, as well as increases to our panel incentive and panel management costs.
We may be required to establish new panels that are capable of providing us with information in the areas of mobile, tablets, and other emerging technologies on which people are consuming media and content. We anticipate that this may require significant hardware and software investments, and significant increases to our panel incentive and panel management costs. We have historically acquired new panels, and were able to capitalize the cost of such acquisition. If we are unable to use the same accounting approach in reporting the costs associated with establishing new panels needed, our panel costs may significantly increase our cost of revenues in the future. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected.

Moreover, if we fail to maintain our existing or newly established panels of sufficient size and scope, including coverage of international markets and users of various forms of digital platforms, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be materially and adversely affected. We expect that our panel costs may increase and may comprise a greater portion of our cost of revenues in the future. The costs associated with maintaining and improving the quality, size and scope of our panel are dependent on many factors, many of which are beyond our control, including the participation rate of potential panel members, the turnover among existing panel members and requirements for active participation of panel members, such as completing survey questionnaires.
Concerns over the potential unauthorized disclosure of personal information or the classification of our software as “spyware” or “adware” may cause existing panel members to uninstall our software or may discourage potential panel members from installing our software. Additionally, certain features limiting or eliminating our ability to track participants built into operating systems and devices may make it harder for us to maintain our panelists. To the extent we experience greater turnover, or churn, in our panel than we have historically experienced, these costs would increase more rapidly. As we seek to enforce our privacy policies, we may be required to terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. Such actions may result in increased costs for recruiting additional panel members. In addition, publishing content on the Internet and purchasing advertising space on Web sites may become more expensive or restrictive in the future, which could decrease the availability and increase the cost of advertising the incentives we offer to panel members. Finally, we are currently subject to privacy and data security related claims by certain panel members in a pending class action lawsuit, and we may be so again in the future. The outcome of this litigation or the negative public reaction to the details of the litigation may make it difficult for us to attract and retain panel members.
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
For example, we received notice in August 2011 that two individuals, filing individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint, which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs in such litigation proposed a tentative settlement subject to approval by the District Court. Pursuant to the proposed terms, we will be required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses would be paid. We and our insurers are expected to contribute to the fund. If approved, the proposed settlement would also require us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. After insurance contributions, we anticipate the net cash effect of the proposed settlement to be less than $5.0 million. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example, by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, directives restricting the use of cookies without opt-in consent by the user, and preserving an individual's right to be forgotten. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information, which started as part of a larger initiative to regulate online behavioral advertising, but which has expanded in scope to a general concern over online tracking. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union, which will likely lead to the introduction of additional regulations that may vary from country to country. Futhermore, the U.S. Federal and Trade Commission recently updated its regulatory interpretation related to the Children's Online Privacy Protection Act, which may further affect the online advertising market. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, such as China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, we derived approximately 21%, 21% and 22%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2014, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. However, during 2014, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.74. During the six months ended June 30, 2014, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of June 30, 2014, $13.6 million of the $39.0 million in cash on hand is held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
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

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including

•	Harris Interactive, Ipsos, Synnovate, GFK, Kantar (owned by WPP) and Nielsen;

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
Although we have generated profits in prior periods, we incurred net losses of $2.3 million, $11.8 million, and $15.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. As of June 30, 2014, we had an accumulated deficit of $87.2 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of June 30, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $35.7 million and $35.3 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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
We rely on third-party data sources for information regarding certain activities such as television viewing and mobile usage, as well as for information about offline activities of and demographic information regarding our panelists. The availability and accuracy of this data is important to the continuation and development of our cross-media products, products that use server- or census-based information as part of the research methodology, and products that link online and offline activity. We may be required to enter into vendor relationships, strategic alliances, or even joint ventures with some third-parties in order to obtain access to the data sources that we need. If this information is not available to us at commercially reasonable terms, or is found to be inaccurate, it could harm our reputation, business and financial performance.
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
Our success and future growth depends to a significant degree on the skills and continued services of our management team, including our founders, Magid M. Abraham, Ph.D. and Gian M. Fulgoni, our Chief Executive Officer, Serge Matta, and the rest of our management team. In May, 2014, we announced the anticipated departure of our current Chief Financial Officer, and are in the process of recruiting for this position. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally, which will likely increase our recruiting and hiring costs. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
As of June 30, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $35.7 million and $35.3 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, at June 30, 2014 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $17.4 million, which begin to expire in 2017.
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
As of June 30, 2014, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Spain and the Czech Republic, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $100.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending with several banks (the Lenders) with Bank of America as administrative agent and lead lender. As of June 30, 2014, no amounts are outstanding under the terms of our revolving credit facility. If the Lenders are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2014
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2014, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1 - April 30, 2014	259,898	$30.03	187,799	$9.8
May 1 - May 31, 2014	309,102	$30.86	294,400	$0.6
June 1 - June 30, 2014	2,150	$—	—	$0.6
Total	571,150	—	482,199	$0.6

(1)
The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock and restricted stock unit awards or (iii) pursuant to our share repurchase programs described in further detail in footnote (2) to this table.

(i) For the three months ended June 30, 2014, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 - April 30, 2014	6,875	$—
May 1 - May 31, 2014	500	$—
June 1 - June 30, 2014	2,150	$—
Total	9,525	—
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2014, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 - April 30, 2014	65,224	$32.41
May 1 - May 31, 2014	14,202	$30.83
June 1 - June 30, 2014	—	$—
Total	79,426

(2)    During the three months ended June 30, 2014, we conducted two share repurchase programs.
June 2013 Share Repurchase Program
On June 3, 2013 we announced that our board of directors had approved the repurchase of up to $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors. This repurchase program concluded on May 29, 2014 and resulted in the repurchase of $49.4 million of shares (as measured at the time of repurchase).
As part of this share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases were determined at the Company's discretion, and the share repurchase program may have been suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three and six months ended June 30, 2014 under the June 2013 share repurchase program were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	482,199	1,237,572
Average price paid per share	$30.68	$29.33
Total value of shares repurchased (as measured at time of repurchase)	$14.8 million	$36.3 million
June 2014 Share Repurchase Program
On June 5, 2014 we announced that our board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. As of June 30, 2014, there is $50.0 million remaining under the share repurchase program.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. As of June 30, 2014, there have been no share repurchases under this plan.

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
Date: August 5, 2014

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

10.1*	Transition Agreement between the Company and Kenneth J. Tarpey, dated May 5, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

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

*    Confidential treatment requested for this exhibit.