Form 10-Q
period 2014-09-30
COMSCORE, INC.
filed 2014-10-29
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2014, there were 34,200,324 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,610	$67,795
Accounts receivable, net of allowances of $2,259 and $1,667, respectively	80,804	90,040
Prepaid expenses and other current assets	24,688	10,162
Deferred tax assets	13,916	10,802
Total current assets	159,018	178,799
Property and equipment, net	41,751	37,995
Other non-current assets	1,051	1,123
Long-term deferred tax assets	11,923	9,244
Intangible assets, net	20,302	32,938
Goodwill	104,596	103,314
Total assets	$338,641	$363,413
Liabilities and Equity
Current liabilities:
Accounts payable	$5,993	$3,378
Accrued expenses	46,794	33,472
Deferred revenues	79,539	86,607
Deferred rent	1,877	1,155
Deferred tax liabilities	10	10
Capital lease obligations	12,592	10,351
Total current liabilities	146,805	134,973
Deferred rent, long-term	10,066	11,747
Deferred revenue, long-term	2,565	2,859
Deferred tax liabilities, long-term	549	595
Capital lease obligations, long-term	13,039	13,330
Other long-term liabilities	990	1,107
Total liabilities	174,014	164,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 35,897,027 shares issued and 34,159,918 outstanding as of September 30, 2014 and 35,699,508 shares issued and 35,216,071 shares outstanding at December 31, 2013, respectively	36	36
Additional paid-in capital	307,655	293,322
Accumulated other comprehensive (loss) income	(2,653)	1,726
Accumulated deficit	(90,416)	(83,173)
Treasury stock, at cost, 1,737,109 and 483,437 shares as of September 30, 2014 and December 31, 2013, respectively	(49,995)	(13,109)
Total stockholders’ equity	164,627	198,802
Total liabilities and stockholders’ equity	$338,641	$363,413

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$82,136	$71,606	$239,048	$210,365
Cost of revenues (excludes amortization of intangible assets) (1)	24,491	21,603	71,164	65,767
Selling and marketing (1)	26,125	24,255	78,791	74,204
Research and development (1)	13,784	10,441	39,192	30,467
General and administrative (1)	14,966	12,492	42,952	32,742
Amortization of intangible assets	1,912	1,956	5,786	6,043
Impairment of intangible assets	6,942	—	6,942	—
Gain on asset disposition	—	(4)	—	(214)
Settlement of litigation, net	(80)	—	2,780	(1,160)
Total expenses from operations	88,140	70,743	247,607	207,849
Income (loss) from operations	(6,004)	863	(8,559)	2,516
Interest and other expense, net	(382)	(238)	(889)	(570)
Gain (loss) from foreign currency	570	82	253	(165)
Income (loss) before income tax provision	(5,816)	707	(9,195)	1,781
Income tax benefit (provision)	2,555	(789)	1,952	(4,284)
Net loss	$(3,261)	$(82)	$(7,243)	$(2,503)
Net loss available to common stockholders per common share:
Basic	$(0.10)	$0.00	$(0.22)	$(0.07)
Diluted	$(0.10)	$0.00	$(0.22)	$(0.07)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,502,533	34,502,456	33,550,933	34,417,609
Diluted	33,502,533	34,502,456	33,550,933	34,417,609

Comprehensive loss:
Net loss	$(3,261)	$(82)	$(7,243)	$(2,503)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,309)	1,094	(4,379)	(32)
Total comprehensive loss	$(7,570)	$1,012	$(11,622)	$(2,535)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$944	$887	$2,671	$2,435
Selling and marketing	$3,128	$2,487	$9,191	$8,519
Research and development	$999	$947	$2,580	$2,163
General and administrative	$5,088	$2,922	$12,000	$6,271
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Stockholders’ Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	35,679,430	$36	$274,622	$1,825	$(80,840)	$—	$195,643
Net loss	—	—	—	—	(2,503)	—	(2,503)
Foreign currency translation adjustment	—	—	—	(32)	—	—	(32)
Exercise of common stock options	44,518	—	189	—	—	—	189
Issuance of restricted stock	447,821	—	—	—	—	—	—
Restricted stock canceled	(189,970)	—	—	—	—	—	—
Restricted stock units vested	195,381	—	—	—	—	—	—
Common stock received for tax withholding	(485,675)	—	(8,643)	—	—	—	(8,643)
Repurchases of common stock	(23,437)					(496)	(496)
Stock-based compensation	—	—	21,320	—	—	—	21,320
Balance at September 30, 2013	35,668,068	$36	$287,488	$1,793	$(83,343)	$(496)	$205,478

Balance at December 31, 2013	35,216,071	$36	$293,322	$1,726	$(83,173)	$(13,109)	$198,802
Net loss	—	—	—	—	(7,243)	—	(7,243)
Foreign currency translation adjustment	—	—	—	(4,379)	—	—	(4,379)
Exercise of common stock options	21,742	—	81	—	—	—	81
Issuance of restricted stock	228,084	—	—	—	—	—	—
Restricted stock canceled	(29,846)	—	—	—	—	—	—
Restricted stock units vested	421,238	—	—	—	—	—	—
Common stock received for tax withholding	(443,699)	—	(14,458)	—	—	—	(14,458)
Repurchase of common stock	(1,253,672)	—	—	—	—	(36,886)	(36,886)
Excess tax benefits from stock based compensation, net	—	—	2,229	—	—	—	2,229
Stock-based compensation	—	—	26,481	—	—	—	26,481
Balance at September 30, 2014	34,159,918	$36	$307,655	$(2,653)	$(90,416)	$(49,995)	$164,627
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(7,243)	$(2,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,185	12,120
Amortization of intangible assets	5,786	6,043
Impairment of intangible assets	6,942	—
Provision for bad debts	2,223	596
Stock-based compensation	26,442	19,388
Amortization of deferred rent	(974)	(122)
Deferred tax (benefit) provision	(6,113)	2,894
Loss (gain) on asset disposal	153	(228)
Changes in operating assets and liabilities:
Accounts receivable	6,084	1,585
Prepaid expenses and other current assets	(14,736)	622
Accounts payable, accrued expenses, and other liabilities	16,487	3,783
Deferred revenues	(6,252)	(7,003)
Deferred rent	36	1,637
Net cash provided by operating activities	42,020	38,812

Investing activities
Acquisitions, net of cash acquired	(4,043)	—
Proceeds from asset disposition	—	160
Purchase of property and equipment	(6,562)	(3,560)
Net cash used in investing activities	(10,605)	(3,400)

Financing activities
Proceeds from the exercise of common stock options	81	189
Repurchase of common stock (withholding taxes)	(14,458)	(8,643)
Repurchase of common stock (treasury shares)	(36,886)	(496)
Excess tax benefits from stock based compensation	2,229	—
Principal payments on capital lease obligations	(8,706)	(7,327)
Proceeds from financing arrangements	—	3,952
Principal payments on financing arrangements	—	(3,952)
Debt issuance costs	—	(479)
Net cash used in financing activities	(57,740)	(16,756)
Effect of exchange rate changes on cash	(1,860)	(626)
Net (decrease) increase in cash and cash equivalents	(28,185)	18,030
Cash and cash equivalents at beginning of period	67,795	61,764
Cash and cash equivalents at end of period	$39,610	$79,794

Supplemental cash flow disclosures
Interest paid	$943	$492
Net income taxes paid	$955	$1,112
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$10,895	$11,616
Accrued capital expenditures	$1,573	$6,273
Leasehold improvements acquired through lease incentives	$—	$1,637
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation.
The Company operates as a single reportable segment.
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 18, 2014 with the SEC. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter. All references to September 30, 2014 and 2013 or to the three and nine months ended September 30, 2014 and 2013 in the notes to the consolidated interim financial statements are unaudited.
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
Assets and liabilities that are measured at fair value on an infrequently occurring basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. During the first quarter of 2013, certain intangible assets acquired were measured at fair value using significant unobservable inputs (Level 3) as described in Note 4.
During the nine months ended September 30, 2013, the Company recorded these assets as follows:

Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Long-lived assets held and used	$1,182	—	—	$1,182	$—
During the three and nine months ended September 30, 2014, certain intangible assets were measured at fair value using significant unobservable inputs (Level 3) as described in Note 4. The Company recorded an impairment charge of $6.9 million pertaining to these assets as follows:

Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Long-lived assets held and used	$2,780	—	—	$2,780	$(6,942)
During the three and nine months ended September 30, 2013, there were no impairments and, as such, no fair value adjustments were recorded for assets and liabilities measured on a non-recurring basis.

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
Interest income on investments and excess cash balances was a nominal amount for the three and nine months ended September 30, 2014 and 2013.
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

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 7
Customer relationships	3 to 7
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. During the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $6.9 million related to certain intangible assets as described in Note 4. During the three and nine months ended September 30, 2013, there were no impairment charges recognized.

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
The Company incurred foreign currency transaction gains of $0.6 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, and a foreign currency transaction gain of $0.1 million and a transaction loss of $0.2 million for the three and nine months ended September 30, 2013. These gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries. The majority of the Company’s foreign operations are denominated in the euro, the British Pound, the Canadian Dollar and various currencies in Latin America.
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
In 2013, the Company entered into an agreement to exchange certain data assets with a corporation.  A member of the Company’s Board of Directors also serves as a member of the board of directors of that corporation and therefore, the Company has considered the corporation may be a related party.  Such member of the Company's Board of Directors does not hold a control position with the counterparty. The transaction was considered to have commercial substance under the guidance in ASC 845 and the Company estimated the fair value of the services delivered based on similar monetary transactions with third parties.  No cash was exchanged in this transaction.  The Company also considered the guidance in ASC 850, Related Party Disclosures. During the three and nine months ended September 30, 2014, the Company recognized $4.6 million and $8.6 million in revenue related to nonmonetary transactions, respectively, of which $1.5 million and $4.7 million are attributable to the related party transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the three and nine months ended September 30, 2014, the Company recognized $2.9 million and $7.0 million in expense related to nonmonetary transactions, respectively, of which $2.4 million and $5.6 million are attributable to the related party transaction. There was no impact of nonmonetary transactions on revenue or expense during the three and nine months ended September 30, 2013.
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
The weighted-average shares outstanding-common stock has been adjusted downward for share repurchases made during the three and nine months ended September 30, 2014. See Footnote 10 for more information pertaining to the Company's share repurchases. The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net loss	$(3,261)	$(82)	$(7,243)	$(2,503)
Net loss per share - common stock:
Basic	$(0.10)	$0.00	$(0.22)	$(0.07)
Diluted	$(0.10)	$0.00	$(0.22)	$(0.07)
Weighted-average shares outstanding-common stock, basic and dilutive	33,502,533	34,502,456	33,550,933	34,417,609
The Company uses the two-class method for earnings allocations between the Company's restricted stock awards, as they are a participating security, and the Company's common stock. The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and restricted stock	689,327	694,829	749,311	694,781
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
In April 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in this update also require expanded disclosures for discontinued operations. In addition, for individually significant components of an entity that does not qualify for discontinued operations reporting, the Update requires the entity to disclose the pretax profit or loss of the component. Publicly-traded entities are required to prospectively apply this guidance for all disposals (or classifications as held for sale) of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the new standard and the impact the standard is expected to have on the Company's financial statements and related disclosures.
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

3.	Business Combinations
Acquisition of MdotLabs
On August 4, 2014 the Company entered into and closed on a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") with M.Labs, Inc., a Delaware corporation ("MdotLabs"). On August 4, 2014 comScore completed its purchase of all of the outstanding capital stock of MdotLabs, and MdotLabs became a wholly-owned subsidiary of comScore. MdotLabs is a SaaS security platform designed to combat invalid activity in web and mobile advertising, such as non-human traffic. The aggregate amount of the consideration paid by the Company upon the closing of the transaction was $4.5 million, which was comprised entirely of cash.
The acquisition of MdotLabs resulted in goodwill of approximately $3.3 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after determining the fair value for net assets and identifiable intangible assets acquired. The amount recorded as goodwill is consistent with the Company’s intentions for the acquisition of MdotLabs. The Company acquired MdotLabs to enhance its capabilities in the marketplace for identification and eradication of non-human traffic.
Definite-lived intangible assets, consisting of MdotLabs developed technology, was assigned a value of $0.7 million and a useful life of five years. No value was assigned to customer relationships or trade name.
The Company is in the process of evaluating the opening balance sheet for deferred tax related items and may continue to adjust the preliminary purchase accounting after obtaining more information about deferred tax assets acquired and deferred tax liabilities assumed. The Company has included the financial results of MdotLabs in its consolidated financial statements beginning August 4, 2014.
The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$457
Accounts Receivables, net	233
Prepaid expenses and other current assets	1
Property and equipment, net	10
Deferred tax asset	—
Accounts payable	(98)
Accrued expenses	(92)
Deferred tax liability	—
Net tangible assets acquired	511
Definite-lived intangible assets acquired	722
Goodwill	3,267
Total purchase price	$4,500

Disposition of ARS
On March 18, 2013, the Company and its wholly-owned subsidiary, RSC The Quality Measurement Company (also known as ARSgroup), sold certain assets related to its ARS Non-Health Copy-Testing and Equity Tracking business to MSW.ARS LLC, a Delaware limited liability company (“Buyer”). As a result of the disposition, during the nine months ended September 30, 2013, the Company recorded a gain on the disposition of $0.2 million, determined as follows (in thousands):

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210

4.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the nine months ended September 30, 2014 is as follows (in thousands):

Balance as of December 31, 2013	$103,314
Acquisition of MdotLabs	3,267
Translation adjustments	(1,985)
Balance as of September 30, 2014	$104,596

Certain of the Company’s intangible assets are recorded in euros, British Pounds and the local currencies of the Company’s South American subsidiaries, and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments. Total translation adjustment to the gross carrying amount and to accumulated amortization was a net loss of approximately $2.0 million for the nine months ended September 30, 2014. The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$6,865	$(5,000)	$1,865	$7,770	$(5,471)	$2,299
Customer relationships	22,469	(12,701)	9,768	35,774	(15,346)	20,428
Panel	1,642	(1,485)	157	1,650	(1,316)	334
Intellectual property	13,572	(5,150)	8,422	13,576	(3,999)	9,577
Trade names	1,844	(1,754)	90	2,904	(2,604)	300
	$46,392	$(26,090)	$20,302	$61,674	$(28,736)	$32,938
Amortization expense related to intangible assets was approximately $1.9 million and $5.8 million for the three and nine months ended September 30, 2014, respectively, and $2.0 million and $6.0 million for the three and nine months ended September 30, 2013, respectively.
The weighted average remaining amortization period by major asset class as of September 30, 2014, is as follows:

(In years)
Acquired methodologies/technology	2.9
Customer relationships	3.3
Panel	0.7
Intellectual property	6.9
Trade names	2.0

The estimated future amortization of acquired intangible assets as of September 30, 2014 is as follows:

(In thousands)
2014	1,602
2015	5,732
2016	4,702
2017	3,670
2018	1,647
Thereafter	2,949
$20,302

During the three months ended September 30, 2014, the Company noted a significant decline in revenues from its wireless division ("CSWS"), which the Company acquired on July 1, 2010. As a result, the Company performed an impairment test of the long-lived assets of CSWS. The long-lived assets of CSWS consist of customer relationships, acquired methodologies and technology. The first step in testing the long-lived assets of CSWS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of CSWS to the carrying value of CSWS's long-lived assets. Based on this analysis, the Company determined as of September 30, 2014 that the sum of the expected undiscounted cash flows to be generated from CSWS is less than the carrying value of the CSWS intangible assets. As such, the Company concluded that the CSWS intangible assets were impaired as of September 30, 2014. To measure the amount of the impairment, the Company then estimated the fair value of the intangible assets as of September 30, 2014. In determining the fair value of the intangible assets, the Company prepared a discounted cash flow ("DCF") analysis for each intangible asset. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on the Company's most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 20.0%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of CSWS, as well as a royalty rate of 0.8%, which is based on an analysis of royalty rates in similar market transactions. Based on the DCF analysis, the Company estimated the fair value of the intangible asset of CSWS to be $2.8 million as of September 30, 2014, which resulted in an impairment charge of $6.9 million during the three months ended September 30, 2014. The impairment charge had a negative impact on income from continuing operations of $6.9 million and an impact on earnings per share of $0.21 per share during the three and nine months ended September 30, 2014. In addition, these intangible assets will be assigned new useful lives as follows, beginning October 1, 2014:

(In years)
Trade name	2.0
Technology	5.0
Customer Relationships	5.0

5.	Accrued Expenses
Accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Settlement of privacy litigation*	$14,000	$—
Payroll and related	11,186	9,213
Income, sales and other taxes	4,140	4,716
Stock-based compensation	6,000	6,061
Cost of revenues	4,702	5,641
Professional fees	1,728	3,066
Other	5,038	4,775
	$46,794	$33,472
 * The Company recorded an offsetting receivable of $10.5 million to prepaid expenses and other current assets. The Company recorded a net contingent loss from the settlement related to the privacy class-action litigation. See footnote 7 for further details of the net loss.

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $12.5 million, of which the Company can utilize approximately $10.5 million as of September 30, 2014 for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to February 28, 2015. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2014	$3,567
2015	12,903
2016	8,480
2017	2,030
2018	44
Total minimum lease payments	27,024
Less amount representing interest	(1,393)
Present value of net minimum lease payments	25,631
Less current portion	(12,592)
Capital lease obligations, long-term	$13,039
During the nine months ended September 30, 2014 and 2013, the Company acquired $10.7 million and $10.2 million, respectively, in computer hardware and software through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows, as it pertains to the purchase of property and equipment.
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
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of September 30, 2014 the Company was in full compliance with all covenants contained in the Credit Agreement and remains so as of the date of this report.
As of September 30, 2014, the Company did not have an outstanding balance under the terms of the Company’s Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of September 30, 2014, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2014	$2,633
2015	10,177
2016	9,437
2017	9,163
2018	8,490
Thereafter	28,682
Total minimum lease payments	$68,582
Total rent expense, under non-cancellable operating leases, was $2.2 million and $6.8 million for the three and nine months ended September 30, 2014, respectively, and $2.3 million and $6.7 million for the three and nine months ended September 30, 2013, respectively.

Contingencies
On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against comScore in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by comScore of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint sought unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs proposed a tentative settlement subject to approval by the District Court, and on October 1, 2014, the Court issued its final approval of those terms.  comScore is required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses will be paid. We and our insurers contributed to the fund.  The settlement also requires us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. During the nine months ended September 30, 2014, the Company recorded a loss of $3.5 million related to the tentative settlement.
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
During the three and nine months ended September 30, 2014, the Company recorded income tax benefits of $2.6 million and $2.0 million, respectively, resulting in effective tax rates of 43.9% and 21.2%, respectively. During the three and nine months ended September 30, 2013, the Company recorded income tax provisions of $0.8 million and $4.3 million, respectively, resulting in effective tax rates of 111.6% and 240.5% respectively. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.
The exercise of certain stock options and the vesting of certain restricted stock awards during the three and nine months ended September 30, 2014 and 2013 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. A deferred tax asset cannot be recognized for the excess of tax over book stock compensation deductions until the tax deductions reduce current income taxes payable. Since the Company has not historically paid income taxes in the jurisdictions where these excess tax deductions arise, a deferred tax asset related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of stock options and the vesting of restricted stock awards has not been recorded in the accompanying consolidated financial statements. As the Company utilizes these net operating losses to reduce current income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. The Company is currently projecting to utilize a portion of its net operating loss carryforwards related to windfall tax benefits in 2014. As a result, a tax benefit of $1.0 million and $2.2 million has been recorded to additional paid-in-capital for the three and nine months ended September 30, 2014, respectively.
During the three and nine months ended September 30, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As of December 31, 2012, the Company did not have additional paid-in capital related to windfall tax benefits. As such, a shortfall of $1.0 million has been included in income tax expense for the nine months ended September 30, 2013. No shortfall was included in income tax expense for the three months ended September 30, 2013. There were no stock compensation shortfalls for the three and nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, the Company had a valuation allowance related to the deferred tax assets of certain foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. Management will continue to evaluate the Company’s deferred tax position of its U.S. and foreign companies throughout 2014 to determine the appropriate level of valuation allowance required against its deferred tax assets.
As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of approximately $1.4 million, of which approximately $0.9 million is netted against certain deferred tax assets on the accompanying consolidated balance sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2014 and December 31, 2013, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.6 million and $0.7 million, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. Federal examinations by tax authorities for years before 2011 or state and local examinations by tax authorities for years before 2010 although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

9.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of September 30, 2014 and December 31, 2013, the Plans provided for the issuance of a maximum of approximately 11.4 million shares and 9.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2014, the shares available for grant increased by 1,408,642 pursuant to the automatic share reserve increase provision under the 2007 Plan. Accordingly, as of September 30, 2014, a total of 3,829,238 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	38,234	$4.37	2.09	927
Options granted	—	—	—	—
Options exercised	(21,742)	3.75	—	729
Options forfeited	—	—	—	—
Options expired	(137)	9.29	—	—
Options outstanding and exercisable at September 30, 2014	16,355	$5.15	1.43	511

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The aggregate intrinsic value for options outstanding and exercisable is calculated as the difference between the exercise price of the underlying stock option awards and the quoted market price of the Company’s common stock at September 30, 2014. As of September 30, 2014, there was no unrecognized compensation expense related to non-vested stock options granted prior to that date. The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended September 30, 2014, 11,731 forfeited shares of restricted stock have been repurchased by the Company at no cost.
A summary of the status for nonvested stock awards as of September 30, 2014 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	1,050,610	1,134,926	2,185,536	$22.10
Granted	228,084	582,478	810,562	32.89
Vested	(738,299)	(421,238)	(1,159,537)	24.41
Forfeited	(29,846)	(135,027)	(164,873)	24.13
Nonvested at September 30, 2014	510,549	1,161,139	1,671,688	$25.53
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of September 30, 2014 was $60.9 million.
As of September 30, 2014, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $25.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.08 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 171,999 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended September 30, 2014, the Company repurchased 59,637 shares at an aggregate purchase price of approximately $2.33 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations.
Shares Reserved for Issuance
At September 30, 2014, the Company had reserved for future issuance the following shares of common stock:

Common stock available for future issuances under the Plans	3,829,238
Common stock reserved for outstanding options and restricted stock units	1,177,494
5,006,732

10.	Share Repurchases

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
As part of this share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Shares repurchased were classified as Treasury

Stock and presented as a deduction from Stockholders' Equity. Details of the share repurchases during the three and nine months ended September 30, 2014 under the June 2013 share repurchase program were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	—	1,237,572
Average price paid per share	—	$29.33
Total value of shares repurchased (as measured at time of repurchase)	—	$36.3 million

June 2014 Share Repurchase Program
On June 5, 2014 the Company announced that its board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. As of September 30, 2014, there was $49.4 million remaining under the share repurchase program.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three and nine months ended September 30, 2014 under the June 2014 share repurchase program were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	16,100	16,100
Average price paid per share	$36.86	$36.86
Total value of shares repurchased (as measured at time of repurchase)	$0.6 million	$0.6 million

11.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2014 and 2013 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
United States	$57,038	$50,291	$167,297	$148,306
Europe	14,346	12,508	41,563	36,430
Canada	3,683	3,465	10,376	9,824
Other	7,069	5,342	19,812	15,805
Total Revenues	$82,136	$71,606	$239,048	$210,365

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30, 2014	December 31, 2013
	(In thousands)
United States	$37,183	$32,370
Europe	3,818	4,655
Canada	200	256
Other	550	714
Total	$41,751	$37,995

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our products and services provide customers with deep and actionable insight into consumer behavior including objective, detailed information about consumer usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. We are skilled in combining proprietary comScore data with our clients’ own data, as well as data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore-branded products and also partner products integrating comScore data and services. During the three months ended September 30, 2014, we provided service to approximately 2,503 customers worldwide with our broad geographic base of employees located in 32 locations in 23 countries.
Key Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue[1]	$82,136	$71,606	$239,048	$209,035
Adjusted EBITDA*[1]	$19,118	$16,355	$51,262	$42,953
Adjusted EBITDA Margin*[1]	23%	23%	21%	21%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “-Non-GAAP Financial Measures.”

(1) We divested our Non-Health Copy Testing and Configuration Manager products in March 2013. Amounts for the nine months ended September 30, 2013 include adjustments to exclude Non-Health Copy Testing and Configuration Manager products and are based on management’s estimates of the revenue and results of operations of such products.

We monitor the key financial and operating metrics set forth in the preceding table to help us evaluate trends and measure the effectiveness and efficiency of our operations. We discuss our revenue in the section titled “Our Revenues” and “Results of Operations” and Adjusted EBITDA and Adjusted EBITDA margin in the section titled “Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA and adjusted EBITDA margin, which are both non-GAAP financial measures.

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

We define adjusted EBITDA as net income (loss) plus; amortization of intangible assets, impairment of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, settlement of litigation, gain on ARS disposition, pro-forma adjustment to exclude the non-Health Copy-Testing and

Configuration Manager products and deferred tax provision, current cash tax provision, depreciation, and interest expense (income), net. Adjusted EBITDA margin is the quotient of Adjusted EBITDA divided by total revenue.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net loss	$(3,261)	$(82)	$(7,243)	$(2,503)
Amortization of intangible assets	1,912	1,956	5,786	6,043
Impairment of intangible assets	6,942	—	6,942	—
Stock-based compensation	10,159	7,243	26,442	19,388
Costs related to acquisitions, restructuring and other infrequently occurring items	997	2,247	4,433	4,591
Settlement of litigation	(80)	—	2,780	(1,160)
Gain on ARS disposition	—	—	—	(210)
Adjustment to exclude non-Health Copy-Testing and Configuration Manager products	—	—	—	(170)
Deferred tax (benefit) provision	(4,681)	192	(6,113)	2,894
Current tax provision(2)	2,126	597	4,161	1,390
Depreciation	4,622	3,964	13,185	12,120
Interest and other expense, net	382	238	889	570
Adjusted EBITDA	$19,118	$16,355	$51,262	$42,953
Adjusted EBITDA margin(1)	23%	23%	21%	21%

(1)
Management estimates pro forma revenue of $1,330 in the nine months ended September 30, 2013, and total pro forma expense of $1,160 in the nine months ended September 30, 2013, related to the non-Health Copy-Testing and Configuration Manager products, which we disposed of in March 2013. Calculated based on revenues excluding those amounts, adjusted EBITDA margin would have remained at 21% during the nine months ended September 30, 2013.

(2)
Included in the tax provision for the three and nine months ended September 30, 2014 was $1.0 million and $2.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock based compensation.

Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on an infrequently occurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 90% and 86% of total revenues in the nine months ended September 30, 2014 and 2013, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the nine months ended September 30, 2014, our international revenues were $71.8 million, an increase of $9.7 million, or 16% over international revenues of $62.1 million for the nine months ended September 30, 2013. International revenues comprised approximately 30%, 29% and 28% of our total revenues for the nine months ended September 30, 2014 and for the fiscal years ended December 31, 2013 and 2012, respectively.
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
In recent years, we began generating additional subscription revenues from our flagship advertising service, Validated Campaign Essentials (vCE). In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. In April 2014, we entered into a similar partnering agreement with Yahoo!. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers. The Google and Yahoo! partnerships have not yet impacted revenues for the three and nine months ended September 30, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	29.8	30.2	29.8	31.3
Selling and marketing	31.8	33.9	33.0	35.3
Research and development	16.8	14.6	16.4	14.5
General and administrative	18.2	17.4	18.0	15.6
Amortization of intangible assets	2.3	2.7	2.4	2.9
Impairment of intangible assets	8.5	—	2.9
Gain on asset disposition	—	—	—	(0.1)
Settlement of litigation	(0.1)	—	1.2	(0.6)
Total expenses from operations	107.3	98.8	103.7	98.9
(Loss) income from operations	(7.3)	1.2	(3.7)	1.1
Interest and other (expense), net	(0.5)	(0.3)	(0.4)	(0.3)
Gain (loss) from foreign currency	0.7	0.1	0.1	(0.1)
(Loss) income before income tax (provision) benefit	(7.1)	1.0	(4.0)	0.7
Income tax benefit (provision)	3.1	(1.1)	0.8	(2.0)
Net loss attributable to common stockholders	(4.0)%	(0.1)%	(3.2)%	(1.3)%
Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Revenues	$82,136	$71,606	$10,530	14.7%	$239,048	$210,365	$28,683	13.6%
Total revenues increased by approximately $10.5 million, or approximately 15%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. We attribute the revenue growth primarily to increased sales to our existing customer base. Revenue from existing customers increased $10.8 million from $64.5 million for the three months ended September 30, 2013 to $75.3 million for the three months ended September 30, 2014, while revenue from new customers decreased $0.3 million from $7.1 million for the three months ended September 30, 2013 to $6.8 million for the three months ended September 30, 2014.
We experienced continued growth in subscription revenues, which increased by approximately $11.6 million during the three months ended September 30, 2014, from $62.5 million in the prior year period. The increase in subscription revenues is attributable to newer products, such as vCE, which were initially recorded as project revenue but typically become subscription revenue as adoption increases. We experienced a decline in our project revenues for the same reason, which decreased by approximately $1.1 million during the three months ended September 30, 2014, from $9.1 million in the prior year period.
Revenues from U.S customers were $57.0 million for the three months ended September 30, 2014, or approximately 69% of total revenues, while revenues from customers outside of the U.S. was $25.1 million for the three months ended September 30, 2014, or approximately 31% of total revenues. Our focus on growth efforts in international markets resulted in a $3.8 million increase in international revenues during the three months ended September 30, 2014 as compared to the prior year period. This revenue increase was comprised primarily of increases of $1.8 million in Europe, $0.9 million in Latin America and $0.8 million in Asia.

Total revenues increased by approximately $28.7 million, or approximately 14%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. We attribute the revenue growth primarily to increased sales to our existing customer base. Revenue from existing customers increased $30.6 million from $187.8 million for the nine months ended September 30, 2013 to $218.4 million for the nine months ended September 30, 2014, while revenue from new customers decreased $1.9 million from $22.6 million for the nine months ended September 30, 2013 to $20.7 million for the nine months ended September 30, 2014.
We experienced continued growth in subscription revenues, which increased by approximately $34.3 million during the nine months ended September 30, 2014, from $181.5 million in the prior year period. The increase in subscription revenues is attributable to newer products, such as vCE, which were initially recorded as project revenue but typically become subscription revenue as adoption increases. We experienced a decline in our project revenues for the same reason, which decreased by approximately $5.7 million during the nine months ended September 30, 2014, from $28.9 million in the prior year period.
Revenues from U.S customers were $167.3 million for the nine months ended September 30, 2014, or approximately 70% of total revenues, while revenues from customers outside of the U.S. was $71.8 million for the nine months ended September 30, 2014, or approximately 30% of total revenues. Our focus on organic growth efforts in international markets resulted in a $9.7 million increase in international revenues during the nine months ended September 30, 2014 as compared to the prior year period. This revenue increase was comprised primarily of increases of $5.2 million in Europe, $2.6 million in Latin America and $2.4 million in Asia. These increases were partially offset by decreases in other regions.
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
Our total operating expenses increased by approximately $17.4 million, or approximately 25%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase is primarily attributable to increases in expenditures for stock compensation of $2.9 million, increased employee salaries, benefits and related costs of $2.7 million associated with our increased headcount, increased expenditures for third-party data costs to support the enhancement of existing products of $2.5 million, increased data and bandwidth costs of $1.4 million related to our data collection efforts and increased rent and depreciation costs of $0.6 million.
Our total operating expenses increased by approximately $39.8 million, or approximately 19%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase is primarily attributable to increased employee salaries, benefits and related costs of $7.3 million associated with our increased headcount, increased stock compensation of $7.1 million, increased expenditures for third-party data costs to support the enhancement of existing products of $5.7 million, increases in expenditures for the settlement of certain privacy litigation lawsuits, net of expected insurance recoveries, and by reduced gains related to the settlements of certain patent litigation lawsuits for a net increase of $3.9 million, increased data and bandwidth costs of $3.8 million related to our data collection efforts, increased bad debt expense of $1.6 million mainly attributable to longer collection cycles of some of our newer products and increased rent and depreciation costs of $1.3 million.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Cost of revenues	$24,491	$21,603	2,888	13.4%	71,164	$65,767	$5,397	8.2%
As a percentage of revenues	29.8%	30.2%			29.8%	31.3%
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
Cost of revenues increased by approximately $2.9 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is primarily attributable to increased data and bandwidth costs of $1.6 million related to our data collection efforts and increased employee salaries, benefits and related costs of $1.0 million.
Cost of revenues increased by approximately $5.4 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is primarily attributable to increased data and bandwidth costs of $3.8 million related to our data collection efforts and increased expenditures for employee salaries, benefits and related costs of $1.4 million associated with our increased headcount.
Cost of revenues decreased as a percentage of revenues during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, due to increased operating leverage as our revenues continue to grow.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Selling and marketing	$26,125	$24,255	$1,870	7.7%	$78,791	$74,204	$4,587	6.2%
As a percentage of revenues	31.8%	33.9%			33.0%	35.3%
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
Selling and marketing expenses increased by $1.9 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is primarily attributable to increased employee salaries, benefits and related costs of $1.0 million associated with our increased salesforce and increased stock compensation of $0.6 million.
Selling and marketing expenses increased by $4.6 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is primarily attributable to increased employee salaries, benefits and related costs of $2.5 million associated with our increased salesforce, increased professional fees of $0.9 million to support our salesforce, increased stock compensation of $0.7 million and increased rent and depreciation costs of $0.6 million.
Selling and marketing expenses decreased as a percentage of revenues during the three and nine months ended September 30, 2014 as compared to the same period in 2013, due to increased operating leverage as our revenues continue to grow.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Research and development	$13,784	$10,441	$3,343	32.0%	$39,192	$30,467	$8,725	28.6%
As a percentage of revenues	16.8%	14.6%			16.4%	14.5%
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
Research and development expenses increased by $3.3 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This is primarily attributable to increased expenditures for third-party data costs to support the enhancement of existing products of $2.5 million and expenditures for employee salaries and related benefits of $0.3 million.
Research and development expenses increased $8.7 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is primarily attributable to increased expenditures for third-party data costs to support the enhancement of existing products of $5.7 million, increased employee salaries, benefits and related costs of $1.6 million associated with a reallocation of resources to focus on the development of new products, increased rent and depreciation of $0.4 million and increased stock compensation of $0.3 million.
Research and development expenses increased as a percentage of revenues for the three and nine months ended September 30, 2014 compared to the same period in 2013, due to the reallocation of human and data resources to research and development activities.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
General and administrative	$14,966	$12,492	$2,474	19.8%	$42,952	$32,742	$10,210	31.2%
As a percentage of revenues	18.2%	17.4%			18.0%	15.6%
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
General and administrative expenses increased by $2.5 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase is primarily attributable to increased stock compensation of $2.2 million and increased employee salaries, benefits and related costs of $0.4 million.
General and administrative expenses increased by $10.2 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase is primarily attributable to increased stock compensation of $5.7 million, increased bad debt expense of $1.6 million due to longer collection cycles related to some of our newer products, increased employee salaries, benefits and related costs of $0.9 million and increased severance expense of $0.4 million.
General and administrative expenses increased as a percentage of revenues during the three and nine months ended September 30, 2014 as compared to the same period in 2013, due to increased stock compensation and bad debt expenses.
Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Amortization expense	$1,912	$1,956	$(44)	(2.2)%	$5,786	6,043	$(257)	(4.3)%
As a percentage of revenues	2.3%	2.7%			2.4%	2.9%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.3 million during the nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013.

Impairment of Intangible Assets
During the three months ended September 30, 2014, the Company noted a significant decline in revenues from its wireless division ("CSWS"), which the Company acquired on July 1, 2010. As a result, the Company performed an impairment test of the long-lived assets of CSWS. The long-lived assets of CSWS consist of customer relationships, acquired methodologies and technology. The first step in testing the long-lived assets of CSWS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of CSWS to the carrying value of CSWS's long-lived assets. Based on this analysis, the Company determined as of September 30, 2014 that the sum of the expected undiscounted cash flows to be generated from CSWS is less than the carrying value of the CSWS intangible assets. As such, the Company concluded that the CSWS intangible assets were impaired as of September 30, 2014. To measure the amount of the impairment, the Company then estimated the fair value of the intangible assets as of September 30, 2014. In determining the fair value of the intangible assets, the Company prepared a discounted cash flow ("DCF") analysis for each intangible asset. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on the Company's most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 20.0%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of CSWS, as well as a royalty rate of 0.8%, which is based on an analysis of royalty rates in similar market transactions. Based on the DCF analysis, the Company estimated the fair value of the intangible asset of CSWS to be $2.8 million as of September 30, 2014, which resulted in an impairment charge of $6.9 million during the three months ended September 30, 2014. The impairment charge had a negative impact on income from continuing operations of $6.9 million and an impact on earnings per share of $0.21 per share during the three and nine months ended September 30, 2013. In addition, these intangible assets will be assigned new useful lives as follows, beginning October 1, 2014:

(In years)
Trade name	2.0
Technology	5.0
Customer Relationships	5.0
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
Interest and other income (expense), net for the three and nine months ended September 30, 2014 resulted in net expense of $0.4 million and $0.9 million, respectively, compared to $0.2 million and $0.6 million of net interest expense for the three and nine months ended September 30, 2013, respectively.
Settlement of litigation, Net
Settlement of litigation, net consists of losses from the settlement related to our outstanding privacy class-action litigation offset by gains from our patent litigation settlements. The loss is net of expected insurance proceeds.
Settlement of litigation, net for the three and nine months ended September 30, 2014 resulted in a net gain of $0.1 million and a net loss of $2.9 million, respectively, compared to a $1.2 million net gain for the three and nine months ended September 30, 2013. The net loss in the nine months ended September 30, 2014 was due to expenditures for the settlement of certain privacy litigation lawsuits, net of expected insurance recoveries, and by reduced gains related to the settlements of certain patent litigation lawsuits for a net increase of $3.9 million.
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
We recorded transaction gains of $0.6 million and $0.3 million during the three and nine months ended September 30, 2014, respectively, as compared to a transaction gain of $0.1 million and a transaction loss of $0.2 million during the three and nine months ended September 30, 2013, respectively, due to our continued international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three and nine months ended September 30, 2014 we recorded income tax benefits of $2.6 million and $2.0 million, resulting in effective tax rates of 43.9% and 21.2%, respectively. The tax benefits for the three and nine months ended September 30, 2014 were attributable to current tax expense of $2.1 million and $4.2 million, respectively, and deferred tax benefits of $4.7 million and $6.1 million respectively. These amounts include $0.2 million and $0.3 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2014, respectively. Also, included in the tax provision for the three and nine months ended September 30, 2014 was $1.0 million and $2.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock based compensation.
During the three and nine months ended September 30, 2013, we recorded income tax provisions of $0.8 million and $4.3 million, resulting in effective tax rates of 111.6% and 240.5%, respectively. The tax provisions for the three and nine months ended September 30, 2013 were attributable to current tax expense of $0.6 million and $1.4 million, respectively, and deferred tax expense of $0.2 million and $2.9 million, respectively. These amounts include $0.0 million and $0.1 million of current and deferred tax benefit and $0.9 million of current and deferred tax expense for discrete items such as stock compensation, statutory rate changes and changes in uncertain tax positions recorded during the three and nine months ended September 30, 2013, respectively. Also, included in the tax provision for the nine months ended September 30, 2013 was $0.1 million of tax expense related to the gain on the sale of certain assets related to our ARS Non-Health Copy-Testing and Equity Tracking business.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$42,020	$38,812
Net cash used in investing activities	(10,605)	(3,400)
Net cash used in financing activities	(57,740)	(16,756)
Effect of exchange rate changes on cash	(1,860)	(626)
Net (decrease) increase in cash and cash equivalents	$(28,185)	$18,030
Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of September 30, 2014, our principal source of liquidity consisted of $39.6 million in cash, the majority of which represents cash generated from operating activities. As of September 30, 2014, $12.6 million of the $39.6 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.

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
Under the terms of the Credit Agreement, we are subject to various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company's ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of September 30, 2014 and through the date of this report, we were in full compliance with all covenants contained in the Credit Agreement.
As of September 30, 2014, there were no amounts outstanding under the terms of our Credit Agreement.
We maintain letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of September 30, 2014, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit under the Credit Agreement. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $42.0 million of net cash from operating activities during the nine months ended September 30, 2014. Our cash flows from operations were driven by our net loss of $7.2 million, offset by $47.6 million in non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax benefit. In addition, our operating cash flows were positively impacted by a $16.5 million increase in accounts payable, accrued expense and other liabilities associated with the settlement of the privacy litigation, a $6.1 million decrease in accounts receivable associated with enhanced collection activities and a $6.3 million increase in deferred revenues associated with cash received prior to the recording of revenue. These increases were offset by a $14.7 million increase in prepaid and other assets primarily associated with the settlement of the privacy litigation.
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
We used $10.6 million of net cash in investing activities during the nine months ended September 30, 2014. Our cash used for investing activities was driven by the use of $6.6 million of net cash associated with the purchase of property and equipment to maintain and expand our technology infrastructure and acquisitions and net of cash acquired of 4.0 million in the acquisition of MdotLabs.
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
Financing Activities
We used $57.7 million of cash during the nine months ended September 30, 2014 for financing activities. This included $14.5 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $36.9 million to repurchase shares under our share repurchase program. In addition we used $8.7 million to make payments on our capital lease obligations. During the nine months ended September 30, 2014, there were no borrowings or repayments under our revolving credit facility.
We used $16.8 million of cash during the nine months ended September 30, 2013, for financing activities. This included $8.6 million for shares we repurchased pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $0.5 million to repurchase shares under our share repurchase program. In addition we used $7.3 million to make payments on our capital lease obligations. During the nine months ended September 30, 2013, we received $4.0 million in cash related to borrowings under our revolving credit facility and we repaid $4.0 million under our revolving credit facility. We borrowed these funds to pay down certain short-term intercompany loans in order to minimize the potential impact of foreign exchange rate fluctuations. The borrowing was repaid in full during 2013.
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
During the three months ended March 31, 2014, we entered into a $12.5 million lease financing arrangement with Banc of America Leasing & Capital, LLC. We can utilize $10.5 million for future capital leases. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. As of September 30, 2014, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $16.8 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments under the combined arrangements are approximately $8.1 million per year as of September 30, 2014. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of September 30, 2014, we have total borrowings under these arrangements of $7.0 million.
As of September 30, 2014, $3.8 million in letters of credit were outstanding, leaving $6.2 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of September 30, 2014, our cash reserves were maintained primarily in bank deposit accounts totaling $39.6 million.
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
As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2014, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. However, during 2014, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.79. During the nine months ended September 30, 2014, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.74. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of September 30, 2014, $12.6 million of the $39.6 million in cash on hand is held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
Interest Rate Sensitivity
As of September 30, 2014, our principal sources of liquidity consisted of $39.6 million of cash. The cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the nine months ended September 30, 2014, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.
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
Privacy Class Action Litigation

On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against comScore in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by comScore of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint sought unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs proposed a tentative settlement subject to approval by the District Court, and on October 1, 2014, the Court issued its final approval of those terms.  comScore is required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses will be paid. We and our insurers contributed to the fund.  The settlement also requires us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. For additional details, see footnote 7 of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 90% and 86% of our revenues during the nine months ended September 30, 2014 and the year ended December 31, 2013. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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

Our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.
We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.
In connection with the preparation of our financial statements for the three months ended September 30, 2014, we determined to record a $6.9 million non-cash impairment charge related to intangible assets associated with our mobile operator business line. The impairment was based primarily on an analysis of estimated future cash flows expected to be generated from those assets. In determining the impairment loss, we recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows.
Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. However, any such impairment would have an adverse effect on our results of operations.
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
For example, on August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against comScore in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by comScore of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint sought unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs proposed a tentative settlement subject to approval by the District Court, and on October 1, 2014, the Court issued its final approval of those terms.  comScore is required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses will be paid. We and our insurers contributed to the fund.  The settlement also requires us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. During the nine months ended September 30, 2014, the Company recorded a loss of $3.5 million related to the tentative settlement. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example, by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, directives restricting the use of cookies without opt-in consent by the user, and preserving an individual's right to be forgotten. Recently, the U.S. Congress and regulators have expressed concern over the collection of Internet usage information, which started as part of a larger initiative to regulate online behavioral advertising, but which has expanded in scope to a general concern over online tracking. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a new directive requiring the regulation of cookies throughout the European Union, which will likely lead to the introduction of additional regulations that may vary from country to country. Furthermore, the U.S. Federal and Trade Commission recently updated its regulatory interpretation related to the Children's Online Privacy Protection Act, which may further affect the online advertising market. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, such as China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, we derived approximately 21%, 21% and 22%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2014, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. However, during 2014, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.79. During the nine months ended September 30, 2014, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.74. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of September 30, 2014, $12.6 million of the $39.6 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
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
Although we have generated profits in prior periods, we incurred net losses of $2.3 million, $11.8 million, and $15.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2011 and 2010. As of September 30, 2014, we had an accumulated deficit of $90.4 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of September 30, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $33.3 million and $38.5 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
As of September 30, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $33.3 million and $38.5 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2014 for state income tax reporting purposes.
In addition, at September 30, 2014 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $13.5 million, which begin to expire in 2017.
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
As of September 30, 2014, we had a valuation allowance related to the deferred tax assets of the foreign subsidiaries (primarily net operating loss carryforwards) that are either loss companies or are in their start-up phases, including entities in Spain, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
If financial institutions that have extended credit to us are adversely affected by the conditions of the U.S. and international capital and credit markets, they may be unable to fund borrowings under credit commitments to us. For example, we currently have a $100.0 million revolving line of credit, with a $10.0 million sublimit for standby letters of credit, a $10 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending with several banks (the Lenders) with Bank of America as administrative agent and lead lender. As of September 30, 2014, no amounts are outstanding under the terms of our revolving credit facility. If the Lenders are adversely affected by capital and credit market conditions and are unable to make loans to us when requested, there could be a corresponding adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital and general corporate purposes.
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

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2014
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2014, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1 - July 31, 2014	13,650	$31.84	10,200	$49.6
August 1 - August 31, 2014	57,666	$32.70	1,900	$49.6
September 1 - September 30, 2014	16,152	$37.02	4,000	$49.4
Total	87,468		16,100	$49.4

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

(i) For the three months ended September 30, 2014, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 - July 31, 2014	1,683	$—
August 1 - August 31, 2014	9,548	$—
September 1 - September 30, 2014	500	$—
Total	11,731
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2014, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 - July 31, 2014	1,767	$35.48
August 1 - August 31, 2014	46,218	$39.25
September 1 - September 30, 2014	11,652	$38.48
Total	59,637

(2)    During the three months ended September 30, 2014, we conducted one share repurchase program and during the nine months ended September 30, 2014, we conducted two share repurchase programs.
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
As part of this share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases were determined at the Company's discretion, and the share repurchase program may have been suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three and nine months ended September 30, 2014 under the June 2013 share repurchase program were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(Amounts in millions, except share and per share data)	—
Total number of shares repurchased	—	1,237,572
Average price paid per share	—	$29.33
Total value of shares repurchased (as measured at time of repurchase)	—	$36.3 million
June 2014 Share Repurchase Program
On June 5, 2014 we announced that our board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. As of September 30, 2014, there is $49.4 million remaining under the share repurchase program.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three and nine months ended September 30, 2014 under the June 2014 share repurchase program were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	16,100	16,100
Average price paid per share	$36.86	$36.86
Total value of shares repurchased (as measured at time of repurchase)	$0.6 million	$0.6 million

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

(a)

Item 5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Change of Control and Severance Agreements
On October 28, 2014, the compensation committee of our board of directors (the “Compensation Committee”), following consultation with a third party compensation consultant, approved Change of Control and Severance Agreements (each, an “Agreement” and collectively, the “Agreements”) for certain members of our management, including our principal executive officer, principal financial officer and each of our other current named executive officers: Serge Matta; Melvin Wesley; Magid M. Abraham; Gian M. Fulgoni; and Cameron Meierhoefer (each a “Named Executive”). The Agreements are substantially similar to the prior Change of Control and Severance Agreements entered into with us by certain of our officers in July 2010 that expired in July 2014.
Each of the Agreements has a three-year initial term with a one-time automatic three-year renewal, and an automatic 12-month extension following the date of a change of control. Each of the Agreements provides that if, prior to a change of control, we terminates the Named Executive’s employment without cause, or the Named Executive resigns from such employment for good reason, then subject to certain covenants the Named Executive would be entitled to the following severance benefits:

•	payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under Company-provided plans, policies and arrangements;

•
continuing payments at a rate equal to the Named Executive’s annual base salary then in effect, for the duration of a specified severance period (as identified in the table below for each Named Executive), to be paid periodically in accordance with our normal payroll policies; and

•	reimbursement of COBRA premiums until the earlier of the expiration of the specified severance period or the date that the Named Executive becomes covered under a similar plan.
The table below identifies the severance period specified in the Agreements for each Named Executive:

Named Executive	Severance Period
Serge Matta	Two years
Magid M. Abraham	Two years
Gian M. Fulgoni	One and one-half years
Mel Wesley	Six months for first two years as chief financial officer; thereafter one and one-quarter years
Cameron Meierhoefer	one year
Each of the Agreements also provides that if, on or within 12 months after a change of control, we terminate the Named Executive’s employment without cause, or the Named Executive resigns for good reason, then subject to certain covenants the Named Executive would be entitled to the following severance benefits:

•	payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under Company-provided plans, policies and arrangements;

•
a lump sum payment (less applicable withholding taxes) equal to a specified change of control multiple (as identified in the chart below for each Named Executive) multiplied by the Named Executive’s annual base salary in effect immediately prior to the Named Executive’s termination date or, if greater, at the level in effect immediately prior to the change of control; and

•
reimbursement of COBRA premiums until the earlier of the expiration of a specified severance period (as identified in the table above for each Named Executive) or the date that the Named Executive becomes covered under a similar plan.

The table below identifies the change of control multiple specified in the Agreements for each Named Executive:

Named Executive	Change Of Control Multiple
Serge Matta	2x
Magid M. Abraham	2x
Gian M. Fulgoni	1.5x
Mel Wesley	1.25x
Cameron Meierhoefer	1x

Each of the Agreements with Messrs. Matta, Wesley and Meierhoefer provides that if the Named Executive remains employed by or continues to provide services to us through the one-year anniversary of a change of control, one hundred percent of the Named Executive’s then outstanding and unvested equity awards as of the date of the change of control shall accelerate and become vested in full. The Agreements for Mr. Fulgoni and Dr. Abraham provide for accelerated vesting of one hundred percent of their then outstanding and unvested equity awards upon a change of control.

In the event that the benefits under an Agreement would (i) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) or (ii) would be subject the excise tax imposed by Section 4999 of the Code, the Named Executive would receive such payment as would entitle the Named Executive to receive the greatest after-tax benefit.

Item 6. Exhibits
The exhibits listed on the Exhibit Index attached hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

/s/ Melvin Wesley III
Melvin Wesley III
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: October 29, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1	Form of Change of Control and Severance Agreement

10.2	2007 Equity Incentive Plan, as amended and restated September 8, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

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