Form 10-K
period 2014-12-31
COMSCORE, INC.
filed 2015-02-20
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,210.9 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 19, 2015, there were 34,118,719 shares of the registrant’s common stock outstanding.
________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2015 annual meeting of stockholders, anticipated to be filed with the Securities and Exchange Commission no later than 120 days following the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this annual report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of and safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. We attempt, whenever possible, to identify these forward- looking statements by words such as “intends,” “will,” “plans,” “anticipates,” “expects,” “may,” “estimates,” “believes,” “should,” “projects,” or “continue,” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, benefits and expectations regarding strategic partnerships and alliances, capital expenditures, introduction of new products, regulatory compliance, plans for growth, expected economic conditions, and future operations, as well as assumptions relating to the foregoing.
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
Overview
We provide trusted, independent data, metrics, products and services to clients in the media, advertising, and marketing industries. We deliver digital media analytics that help content owners and advertisers understand--and thus properly value--the composition of consumer media audiences, and we help marketers understand the performance and effectiveness of advertising targeted at these audiences.
We are a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms and devices including smartphones, tablets, televisions, and desktop computers. Our technology measures consumer interactions with digital media, including Web sites, apps, video programming and advertising.
We combine proprietary comScore data with our clients’ own data and data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore branded products and also partner products integrating comScore data and services. During the year ended December 31, 2014, we provided service to approximately 2,550 customers worldwide with our broad geographic base of employees located in 32 locations in 24 countries.
Our Opportunity
comScore was founded on the thesis that digital technology would transform the interactions between people, media, and brands and subsequently generate demand for data and analytics about these interactions. Data about these consumer interactions has become a critical source of business intelligence to a wide range of companies including content publishers, broadcasters, consumer brands, network operators, and advertising agencies. Continued growth in digital devices, consumer access and usage of digital content and services, and spending on digital advertising and marketing create the need for our products and services.
We see three mega-trend drivers of the digital media and advertising ecosystem’s evolution. First, the rapid emergence of the multi-platform, cross-media consumer who interacts with digital content and advertising across multiple devices and platforms in different ways depending on the type of device, their demographic characteristics, geography, and time of day. Second, the ubiquity of video and television reaching consumers through digital channels demands that television audience measurement account for all viewing across all devices. As consumers consume media across multiple platforms and television viewing also expands to digital, advertising to audiences becomes more complex and fragmented. Brand marketers and their agencies for hire, need trusted data and analytics to understand how best to reach targeted consumers in a fragmented digital landscape while content owners such as publishers and broadcasters need digital media analytics to understand how to best monetize their audience and assets. These forces give rise to a third key trend, the automation of advertising transactions and data-driven “programmatic” buying and selling of digital advertising.
As we pursue our mission of making audiences and advertising more valuable, our strategy has been focused on leveraging the data assets, partnerships, and client relationships which give us a strong competitive position at the intersection of these trends. We have focused on expanding our cross-media services which combine digital and television measurement, extending the reach and differentiation of our flagship advertising offering, Validated Campaign Essentials (vCE), and worked to integrate comScore data and services into a wide range of third-party platforms. These strategic efforts have occurred in the context of continual investment in research and development, corporate acquisitions, and strategic partnerships.
Our investments and innovation have been focused on emerging digital media trends. In 2008, we acquired mobile-focused measurement company M:Metrics, adding metered-smartphone panels to our data collection assets. In 2009, we expanded beyond panel-based data collection and began building the comScore Census NetworkTM of tagged Web sites and apps, providing a rich data complement to our person-centric panels. We accelerated the development and expanded the global footprint of the comScore Census Network with the acquisition of the Latin American analytics firm Certifica in 2009 and European analytics firm NedStat in 2010. In 2011, we acquired the ad verification company, AdXpose, to provide additional technology and talent required to provide real-time advertising analytics. In 2014, we acquired advertising technology company mDot Labs, to provide technology and data science expertise to enhance our discovery of non-human and fraudulent digital traffic.
Strategic partnerships have been a key to our success and innovation. In 2012, in partnership with Arbitron and ESPN, we initiated the first five-platform measurement effort, “Project Blueprint,” to deliver digital media analytics across television, smartphone, tablet, PC, and radio. In early 2014, we entered into strategic agreements with Google and Yahoo to integrate our real-time advertising offering into their advertising management platforms. Toward the end of 2014, we entered into significant partnerships with Pandora to ingest demographic information about mobile consumers to improve our products and with Datalogix to incorporate their consumer segmentation data into our advertising product suite.
In February 2015, we announced that we would enter a long-term, global strategic partnership with Kantar, the data investment management arm of WPP, to jointly deliver cross-media audience and campaign measurement in markets outside the United States. Working together, we expect be able to combine digital media and video with television data to deliver new cross-media capabilities and products across the globe. This partnership is subject to the completion of certain conditions to closing that we expect resolved in early second quarter 2015.

Digital Media Analytics
Traditional media research approaches have often relied on “single source” data collected exclusively from a panel of consumers under study-to provide insight. The fragmentation of media delivery platforms and consumer consumption of media in the digital age, requires a fundamentally different approach that first and foremost must reconcile and unify multiple data observations into a coherent set of digital media analytics. Our digital media analytics products and services are built on digital measurement and analytics platforms comprised of proprietary databases, internally developed software, and a computational infrastructure that measures, analyzes and reports on digital activity. With our technology, scale, analytical software sophistication, access to digital census data, our panel data and big data and research experience, we are positioned to identify critical trends and provide actionable insights to our customers.
Data Collection
Data collected through a variety of sources and means provides the inputs used to produce digital media analytics:

•	We collect data from consumer panels of PC, tablet, and smartphone owners who have agreed to install passive metering software on their devices and/or their home network.

•	We collect data from our census network produced by comScore software code content owners have implemented on Web sites and in mobile applications.

•	We collect data from digital advertising campaigns which have incorporated comScore software code implemented by advertisers and agencies.

•	We conduct consumer surveys to gather information not easily obtainable through passive behavioral measurement and to enumerate populations under study.

•	Through partnerships:

•	We integrate set-top-box and third party panel data, for example television data from the Arbitron Personal People Meter panel, and

•	We integrate datasets with consumer demographic characteristics, attitudes, lifestyles and offline behavior.
Data Management
Integrating, managing, and analyzing very large quantities of data is our core competency. The comScore Census Network, just one of our data sources, generates more than 10 terabytes of new data each day from more than 50 billion daily tag events, which is roughly twice the number of internet page views each day in the United States. We have built a Big Data platform that provides us a significant scale and cost advantage and have architected our systems to protect consumer privacy and prevent data leakage. Our systems provide the flexibility for innovation in both data science and data delivery.
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

In addition to delivery via our own Web-based systems, we also have the flexibility to provide our products and services in different formats depending on client needs. On request, we can make our data available via an application programming interface (API) to integrate directly into client systems. We also have integrated our products and services directly into partner systems, such as ad management and programmatic ad trading platforms, to bring comScore data directly into existing client workflows.
Products, Services, and Solutions
Our digital media analytics products are aimed primarily at content publishers, advertisers, advertising agencies and network operators. Although, we operate our business within one operating segment, we leverage our platforms to provide products organized around three major lines of business:

•
Audience Measurement Products & Services measure the size, behavior and characteristics of online audiences across multiple platforms including PCs, tablets, smartphones, televisions, game consoles and other connected devices;

•	Advertising Products & Services provide end-to-end solutions for planning, optimization and evaluation of digital advertising performance and effectiveness;

•	Enterprise Solutions enable customers to use digital media analytics to optimize their business.
Audience Measurement Products & Services
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
Media Metrix ® Multi-Platform (MMX MP) provides a comprehensive view of digital consumer behavior across desktop computers, smartphones and tablets and is available in the United States, the United Kingdom, Spain, Canada, and seven additional global markets. In early 2015, Video Metrix™ Multi-Platform (VMX MP) launched as a beta product in the United States, providing a program-level view of the video/TV audience across digital platforms including desktop, smartphone, tablet and over-the-top devices. VMX MP is a prerequisite to the development of cross-media measurement products which combine video/television viewing measurement across both digital devices and linear television.
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
In 2015, we announced comScore Industry Trust (www.industrytrust.com) multi-part initiative that addresses a fundamental problem in today’s advertising ecosystem: the increasing lack of trust between ad buyers and sellers resulting from fraud and non-human traffic that has become a fixture of programmatic advertising. Industry Trust activates key comScore metrics-Non human traffic data, Media Metrix rankings, vCE viewability metrics, and demographics-directly in programmatic trading platforms. Industry Trust allows media buyers the ability to conduct traditional and programmatic buys based on the same set of trusted metrics. Industry Trust also supports the needs of ad sellers, providing a mechanism for premium publishers to distinguish themselves on programmatic platforms through the quality of their inventory, certified by comScore.

Enterprise Solutions
Our enterprise solutions center on Digital Analytix™ (DAx), our SaaS-based product for digital media businesses.
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
Customers
As of December 31, 2014, we had approximately 2,550 customers, including approximately 90 Fortune 500 companies. Our customers include Internet-based companies such as Microsoft, AOL, Google and Yahoo!, as well as market leading companies in a variety of industries, including Internet service providers, investment banks, creative media agencies, consumer banks, wireless carriers, pharmaceutical manufacturers, credit card issuers and consumer packaged goods companies.
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
Technology and Infrastructure
Our technology and infrastructure is a competitive asset, as digital media analytics requires operation at a scale unprecedented in the media analytics industry. We operate one of the world’s largest data collection platforms, gathering information from a diverse set of sources including our opt-in panels, our census network consisting of all calls from our tagging partners, and from third party sources such as mobile operators. Our operation leverages several distributed processing technologies, proprietary software and methodology, and operational control systems to process and publish our services in near-real time. Our technology infrastructure is operated in multiple, third-party Tier-1 co-location facilities (located in the United States and Europe). Our systems have multiple redundancies and are structured to ensure the continuation of business operations in the event of network failure or if one of our data centers has been rendered inoperable. As of December 31, 2014, our technology team (excluding employees devoted to research and development) was comprised of approximately 326 full-time employees working in different geographic locations, who design, develop, maintain and operate our technology infrastructure. In addition, we may outsource discrete responsibilities to third parties who have undergone a comprehensive vetting and training process and are subject to confidentiality and intellectual property restrictions.
Research and Development
Our research and development efforts focus on extending core capabilities in data collection across all digital platforms, driving efficiency into data processing at scale, and developing and deploying new research methodologies. These efforts drive both new product offerings and the extension of existing products to evolve with the digital media landscape and our customers’ digital media analytics needs. As of December 31, 2014, we had approximately 314 full-time employees working on research and development activities (excluding employees on our technology team cited under “Technology and Infrastructure” ). In addition, we involve management and operations personnel in our research and development efforts. In 2014, 2013, and 2012, we incurred $60.4 million, $41.0 million and $34.0 million, respectively, on research and development.
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
Competition
The market for digital marketing products is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•
online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, DoubleClick (owned by Google), Atlas (owned by Facebook), and certain divisions and products within Kantar (owned by WPP);

•
full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive, Ipsos, Synnovate, GFK, certain divisions and products within Kantar (owned by WPP) and Nielsen;

•	companies that provide advertising technology point solutions, including DoubleVerify, Integral Ad Science, MOAT, and WhiteOps;

•
companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Toluna/Nurago, DataLogix (being acquired by Oracle), Context Web's Aperture, Ipsos OTX, Dynamic Logic, Insight Express and Marketing Evolution;

•
companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen, Arbitron (owned by Nielsen), certain divisions and products within Kantar, Rentrak and Taylor Nelson Sofres (owned by WPP);

•
large and small companies that create proprietary data and analysis of consumers' online behavior, including Nielsen, Effective Measures, Gemius, Compete Inc. (owned by WPP), Google, Inc., Hitwise (owned by Experian), Quantcast, and Visible Measures;

•
analytical services companies that provide customers with detailed information of behavior on their own data, content, or web traffic, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends; and systems providers including Accenture, HP, Pivotal, HortonWorks, Cloudera and Terradata; and

•	specialty information providers for certain industries that we serve, including Manhattan Research (healthcare) and The Now Factory (telecommunications).
Some of our current competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development or development of systems and technologies than we can. In addition, some of our competitors may adopt more aggressive pricing policies and some have started to provide some services at no cost. Furthermore, large software companies, Internet portals and database management companies may enter our market or enhance their current offerings, either by developing competing services or by acquiring our competitors, and could leverage their significant resources and pre-existing relationships with our current and potential customers.
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
Privacy
Since the founding of our company, we have endeavored to undertake such data collection and analysis responsibly and only with consumer permission. Participation in our research panel is voluntary. Our policies require that participants consent to our privacy and data security practices before our software collects information on the user’s online activity. In addition, we provide panelists with multiple opportunities and methods to remove themselves from our panel. We strive to limit the type of information that we collect by identifying and filtering certain personal information from the data collected. The collected data is secured using multiple layers of physical and digital security mechanisms. Moreover, we maintain a strict policy of not sharing comScore panelists’ personally identifiable information with our customers. We also provide, and require that our partners provide, opt-out opportunities, for data collection through our tagging partners. We believe that these actions and policies are consistent with the AICPA/CICA WebTrust criteria for online privacy.

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
Executive Officers of the Registrant
The following table sets forth the names and ages of our current executive officers:

Name	Age	Position
Serge Matta	40	President, Chief Executive Officer and Director
Magid M. Abraham, Ph.D.	56	Executive Chairman of the Board of Directors
Gian M. Fulgoni	67	Chairman Emeritus and Director
Melvin Wesley III	43	Chief Financial Officer
Christiana L. Lin	45	EVP, General Counsel and Chief Privacy Officer
Cameron Meierhoefer	43	Chief Operating Officer
Serge Matta has served as our Chief Executive Officer since March 2014 and as our President since June 2013. From March 2012 to June 2013, Mr. Matta served as President, Commercial Solutions. Prior to that, he served in various senior positions at the Company, including as President, Mobile and Operator Solutions and as Executive Vice President, overseeing the Company's worldwide Telecommunications and Mobile practice. Prior to joining the Company in 2000, Mr. Matta held positions at MicroStrategy within the consulting group. Mr. Matta holds a B.S. degree in Finance from George Mason University and a M.B.A. from American University.
Magid M. Abraham, Ph.D. one of our co-founders, served as our President and Chief Executive Officer from September 1999 to March 2014, when he assumed his current role as Executive Chairman of the Board of Directors. Dr. Abraham has served as a member of our Board of Directors since September 1999. In 1995, Dr. Abraham founded Paragren Technologies, Inc., which specialized in delivering large scale Customer Relationship Marketing systems for strategic and target marketing, and served as its Chief Executive Officer from 1995 to 1999. Prior to founding Paragren, Dr. Abraham was employed by Information Resources, Inc. from 1985 to 1995, where he was President and Chief Operating Officer from 1993 to 1994 and Vice Chairman of the Board of Directors from 1994 to 1995. Dr. Abraham received a Ph.D. in Operations Research and a M.B.A. from the Massachusetts Institute of Technology. He also holds an Engineering degree from the École Polytechnique in France.
Gian M. Fulgoni, one of our co-founders, has served as our Chairman Emeritus since March 2014 and as a member of our Board of Directors since September 1999. He served as Executive Chairman of our Board of Directors from September 1999 to March 2014. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the Board of Directors from 1991 to 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc., a NASDAQ-listed online retailer, since 2002 and previously served on its board from August 1999 to November 2000. Mr. Fulgoni has also served on the board of directors of the Advertising Research Foundation, an industry research organization, since 2008; on the board of directors of InXpo, Inc., a provider of technology for virtual events, since 2005, on the board of Dynamic Signal, Inc., an Internet marketing services company since 2010; and on the board of directors of Prophet, Inc., a brand and marketing consulting company, since May 2010. Mr. Fulgoni holds a M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester.
Melvin Wesley III was appointed as our Chief Financial Officer in August 2014. From January 2013 to December 2013, he served as Chief Financial Officer of Mandiant Corporation, a provider of advanced endpoint security products and security incident response management solutions. He stayed on as CFO, Global Services and Cloud Solutions at FireEye after the company acquired Mandiant in December 2013. From December 2004 to January 2013, Mr. Wesley was Senior Vice President and Chief Financial Officer of OPNET Technologies, a publicly traded company that provided application and network performance solutions. He served as Corporate Controller for OPNET from June 2004 to November 2004. Previously, Mr. Wesley served as Corporate Controller for SteelCloud, Inc. and as Assistant Controller for Learning Tree International, Inc. He

holds a B.S. in Accounting and a MBA from George Mason University and is licensed as a Certified Public Accountant in Virginia.
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
Cameron Meierhoefer has served as our Chief Operating Officer since March 5, 2012. Previously, he held various senior positions at comScore, most recently as Executive Vice President of Custom Analytics from January 2009 to March 2012 and as Senior Vice President of Custom Analytics from January 2006 to January 2009. Prior to joining comScore in 2001, he helped build PC Data Online, a division of the market research firm PC Data Inc. Mr. Meierhoefer holds a B.S. from Columbia University and a M.S. from the Georgia Institute of Technology.
Employees
As of December 31, 2014, we had 1,292 employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.
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
You can read our SEC filings, including this annual report as well as our other periodic and current reports, over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

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
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 90%, 87%, and 87% of our revenues in the years ended December 31, 2014, 2013 and 2012, respectively. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	the challenges of persuading customers to switch from incumbent service providers;

•	the timing of revenue recognition for usage-based or impression-based products;

•	the mix of subscription-based versus project-based revenues;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing and discounting policies or those of our competitors;

•	the impact of our decision to discontinue certain products;

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
Furthermore, we may become increasingly dependent upon third-party data provided by strategic partners for key elements of our data sets. If our partners do not apply rigorous standards to their data collection methodology and actions, notwithstanding our best efforts, we may receive third-party data that is inaccurate or defective.
Our customers rely on our data collection and analysis software and systems to gain business intelligence or to gain a better understanding of their internal operations or performance. Any defect in our panelist data collection software, our census collection systems, our data collection capabilities, our enterprise focused software and systems, network systems, statistical projections or other methodologies could lead to consequences that could adversely impact operating results, including:

•	loss of customers;

•	damage to our brand;

•	interruptions in the availability of our products;

•	sales credits, refunds or liability to our customers;

•	lost or delayed market acceptance and sales of our products;

•	diversion of development resources;

•	the incurrence of substantial costs to correct any material defect or error; and

•	increased warranty and insurance costs.
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
Certain customers choose to purchase our services because of the client service that we provide, as well as the scope of information and functionality of the products that we provide. Our failure to meet these expectations could result in the loss of customers or a reduction in their purchase of our products. In addition, we may be liable to certain of our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or loss of goodwill to their business.

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
Because a significant proportion of advertising dollars are spent on television, access to television data is a critical component to cross-media analytics, and companies who have historically held a dominant market position measuring television: such as Nielsen in the U.S., Kantar in certain countries outside the U.S., or providers selected by joint industry committees in countries outside of the U.S., may need to be relied on to produce industry-accepted measurement across a combination of media platforms. We have entered into an agreement to acquire and to license certain Nielsen Audio panel data and technology in the U.S., which provides us with access to both television and radio data to support our cross-media services, however, if such panel data and technology is not sufficiently maintained, we may suffer a reduction in the quality of our metrics. In addition, in 2015, we entered into a strategic alliance with Kantar to collaborate on certain cross-media analystics, including television, outside the U.S. If we are unable to secure licenses to data from industry-accepted providers of television measurement outside of the U.S., our cross media analytics may be incomplete, and our ability to grow and maintain our business may be harmed.
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
Concerns over privacy and the potential unauthorized disclosure of personal information, or the classification of our research software as "spyware" or "adware" may cause greater attrition within our existing research panel or may discourage potential panel members from participating in our research panels. As we seek to enforce our privacy policies, we may be required to terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers. In addition, Finally, we are currently subject to privacy and data security related claims by certain panel members in a pending class action lawsuit, and we may be so again in the future. The outcome of this litigation or the negative public reaction to the details of the litigation may make it difficult for us to attract and retain panel members.
To the extent we experience greater attrition in our panel than we have historically experienced, these costs would increase more rapidly. Such actions may result in increased costs, or make use less successful in retaining existing panel members and recruiting additional panel members.
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
If we are unable to effectively persuade prospective customers to buy our services in substitution for those of an incumbent service provider, our revenue growth may suffer.
Some of our newer products and initiatives require that we persuade prospective customers, or customers of our existing products, to buy our newer products in substitution for those of an incumbent service provider. In some instances, the prospective customer may have built their systems and processes around the incumbent's products. Persuading such prospective customers to switch service providers may be difficult and require longer sales cycles, which will affect our ability to increase revenue in these areas. Moreover, the incumbent service provider may have the ability to significantly discount its services or enter into long-term agreements, which would further impede our ability to increase our revenues.
We may expand through investments in, acquisitions of, or the development of new products with assistance from other companies, any of which may not be successful and may divert our management’s attention.
In recent years, we completed several strategic acquisitions. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, including acquiring complementary products, technologies or businesses. We also have entered into relationships with other businesses such as Kantar, Google, Yahoo and Acxiom, in order to expand our product offerings. These relationships or transactions could involve preferred or exclusive licenses, discount pricing or investments in other businesses to expand our sales capabilities. These transactions could be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. Consequently, we can make no assurances that any such transactions, investments or relationships, if undertaken and announced, would be completed.
An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe third party intellectual property;

•	issue shares of our capital stock as part of the consideration, which may be dilutive to existing stockholders;

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges;

•	use cash that we may need in the future to operate our business;

•	enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;

•	experience difficulties effectively utilizing acquired assets;

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
Following an acquisition of another business, we may also be required to defer the recognition of revenue that we receive from the sale of products that we acquired, or from the sale of bundles that include products that we acquired. For instance, if we acquire a business and are not able to establish vendor specific objective evidence, or VSOE, for any undelivered elements in the arrangement, we may be required to defer substantial portions of revenue and delay recognition of those revenues. This may result in fluctuations in our operating results and may adversely affect both revenues and operating margins in a given period or periods.
In addition, we may be required to disclose audited financial statements of acquired businesses within proscribed time after the completion of the acquisition pursuant to SEC reporting requirements. If we encounter unforeseen difficulties in obtaining these audited financial statements on a timely basis and cannot obtain relief from the SEC, we may lose our eligibility to register future offerings on Form S-3, which may limit our ability to access the capital markets quickly or effectively.
Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, acquisitions will generally result in us recognizing significant amounts of intangible assets. If we experience significant declines in operating results associated with past, or future, acquisitions, and the anticipated benefits of an acquisition are not expected to materialize, we may be required to perform impairment testing of our long-lived assets, and ultimately may be required to record an impairment charge.
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
In connection with the preparation of our financial statements for the year ended December 31, 2014, we determined it was necessary to record a $9.7 million non-cash impairment charge related to intangible assets associated with our mobile operator business line. The impairment was based primarily on an analysis of estimated future cash flows expected to be generated from those assets, which are classified as held for sale. In determining the impairment loss, we recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows.
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
Concern over spyware, data breaches and privacy, including any violations of privacy laws, perceived misuse of personal information, or failure to adhere to the privacy commitments that we make, could cause public relations problems, regulatory scrutiny, and potential class action lawsuits and could impair our ability to recruit panelists or maintain panels of sufficient size and scope, which in turn could adversely affect our ability to provide our products.
Any perception of our practices as an invasion of privacy, whether legal or illegal, may subject us to public criticism, regulatory scrutiny, and potential class action lawsuits. Media coverage and public discourse initiated by lawmakers and regulators have increased the sensitivity of consumers to the collection, storage or use of personal information and online usage information, and the possibility of an unauthorized use or disclosure of this information may create negative public reaction related to our business practices. A shift in public acceptance of measurement technologies such as third party cookies may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. We actively seek to prevent the inclusion of our cookies and beacons on the lists of companies whose activities are automatically blocked without prior individual review of those cookies and beacons by the end user.
A rise in data breaches has also led to an increased awareness of data security issues and may result in an increase in legislative or regulatory requirements, which could in turn substantially increase the cost of businesses that maintain data, and increase the potential of class action lawsuits. We actively seek outside audits and reviews of our data protection policies to assure we are implementing best practices; however, these precautions may not prevent the occurrence of a data breach.
Additionally, there is continuing public concern regarding certain kinds of downloadable software known as “spyware” and “adware.” These concerns might cause users to refrain from downloading software from the Internet, including our proprietary technology, if they inaccurately believe our software is “spyware” or “adware.” This could make it difficult to recruit additional panelists or maintain a panel of sufficient size and scope to provide meaningful marketing intelligence. In response to general spyware and adware concerns in the marketplace, numerous programs are available, many of which are available for free, and that claim to identify, remove or block such software or activity. Some anti-spyware programs have in the past identified, and may in the future identify, our software as spyware or potential spyware applications. We actively seek to prevent the inclusion of our software on lists of spyware applications or potential spyware applications and apply best industry practices for obtaining appropriate consent from panelists, protect the privacy and confidentiality of our panelist data, and comply with existing privacy laws. However, to the extent that we are not successful, and anti-spyware programs classify our software as spyware, a potential spyware application, or third party service providers fail to comply with our privacy or data security requirements, our brand may be harmed and users may refrain from downloading these programs, may uninstall our software or pursue actions against us for damages.
For example, on August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against comScore in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by comScore of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint sought unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs proposed a tentative settlement subject to approval by the District Court, and on October 1, 2014, the Court issued its final approval of those terms.  comScore was required to establish a settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses will be paid. We and our insurers contributed $14 million to the fund.  The settlement also requires us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with our disclosures to consumers. For the year ended December 31, 2014, we recorded a loss of $3.5 million related to the settlement. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example, by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by tthe European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, restricting the use of cookies without opt-in consent by the user, and preserving an individual's right to be forgotten. The U.S. Congress and regulators have expressed concern over the collection of Internet usage information, which started as part of a larger initiative to regulate online behavioral advertising, but which has expanded in scope to a general concern over online tracking and measurement. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a directive requiring the regulation of cookies throughout the European Union, which may lead to the introduction of additional regulations that may vary from country to country. Furthermore, the U.S. Federal and Trade Commission updated its regulatory interpretation related to the Children's Online Privacy Protection Act, which applies new restrictions to the online advertising market. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, such as China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, where we determine necessary, we pursue enforcement of our intellectual property rights. Such enforcement action may cause us to incur costs, distract the attention of management, and result in unfavorable public opinion or outcomes that are not in our favor, each of which could adversely affect our brand, business and results of operations. While we have filed a number of patent applications and own approximately 80 issued patents worldwide, we cannot assure you that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure you that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot assure you that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, adequate (or any) patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available.
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
The market for digital media analytics is developing, and if it does not develop further, or develops more slowly than expected, our business will be harmed.
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
Our future success will depend on continued growth in the use of digital advertising, a cross-platform focus to buying advertising campaigns, a continued increase in eCommerce spending and the proliferation of the Internet across platforms, including mobile and connected devices, for a wide variety of consumer activities. These markets are evolving rapidly, and it is not certain that their current growth trends will continue.
The adoption of advertising across digital platforms, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business and a willingness to invest in such new approaches. Moreover the decision to adopt a cross-platform approach to buying advertisement campaigns, requires a change to buying approaches and a willingness to adopt new data analytics to assist in evaluating such approaches, by advertisement buyers who traditionally focus on buying advertising campaigns through one medium. Advertisers may perceive such new approaches to advertising or understanding advertising to be less effective than traditional methods for marketing their products. They may also be unwilling to pay premium rates for advertising that is targeted at specific segments of validated users based on their demographic profile or Internet behavior across digital media platforms. The digital media advertising and eCommerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including advertising that makes use of personalized information or online behavioral information. Furthermore, merchants using new digital media platforms may not be able to establish digital commerce models that are cost effective and may not learn how to effectively compete with other established websites or offline merchants. In addition, consumers may not continue to shift their spending on goods and services from offline outlets to other forms of digital media. As a result, growth in the use of digital media for eCommerce may not continue at a rapid rate, or digital media may not be adopted as a medium of commerce by a broad base of customers or companies worldwide. Because of the foregoing factors, among others, the market for cross-platform-focused digital media advertising and eCommerce, may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop more slowly than expected, our business may suffer.
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
In recent years, we acquired various businesses with substantial presence or clientele in multiple Latin American, European, Asian and Middle Eastern countries. Prior to these acquisitions, we otherwise had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts in which we are engaged will not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

•	recruitment and maintenance of a sufficiently large and representative panel both globally and in certain countries;

•	difficulties and expenses associated with tailoring our products to local markets as may be required by local customers and joint industry committees or similar industry organizations;

•	difficulties in expanding the adoption of our server- or census-based web beacon data collection in international countries or obtaining access to other necessary data sources;

•	differences in customer buying behaviors;

•	the burdens and expense of complying with a wide variety of foreign laws and regulations;

•	difficulties in staffing and managing international operations — including complex and costly hiring, disciplinary, and termination requirements;

•	the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	reduced or varied protection for intellectual property rights in some countries; and

•	political, social and economic instability abroad, terrorist attacks and security concerns.

•	fluctuations in currency exchange rates; and

•	increased accounting and reporting burdens and complexities;
Additionally, operating in international market requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to maintain and increase the size of the Internet user panel that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products, or that we will be able to enter into arrangements with a sufficient number of website owners to allow us to collect server-based information for inclusion in our digital media analytics products. In addition, there can be no assurance that Internet usage and eCommerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the Internet.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the years ended December 31, 2014, 2013 and 2012, we derived approximately 21%, 21% and 22%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2014, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. However, during 2014, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.82. During the year ended December 31, 2014, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.75. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of December 31, 2014, $14.5 million of the $43.0 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
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
The market for digital marketing products is highly competitive and is evolving rapidly. We compete primarily with providers of digital media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•
online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, DoubleClick (owned by Google), Atlas (owned by Facebook), and certain divisions and products within Kantar (owned by WPP);

•
full-service market research firms and survey providers that may measure online behavior and attitudes, including Harris Interactive, Ipsos, Synnovate, GFK, certain divisions and products within Kantar (owned by WPP) and Nielsen;

•	companies that provide advertising technology point solutions, including DoubleVerify, Integral Ad Science, MOAT, and WhiteOps;

•
companies that provide behavioral, attitudinal and qualitative advertising effectiveness, including Toluna/Nurago, DataLogix (being acquired by Oracle), Context Web's Aperture, Ipsos OTX, Dynamic Logic, Insight Express and Marketing Evolution;

•
companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen, Arbitron (owned by Nielsen), certain divisions and products within Kantar, Rentrak and Taylor Nelson Sofres (owned by WPP);

•
large and small companies that create proprietary data and analysis of consumers' online behavior, including Nielsen, Effective Measures, Gemius, Compete Inc. (owned by WPP), Google, Inc., Hitwise (owned by Experian), Quantcast, and Visible Measures;

•
analytical services companies that provide customers with detailed information of behavior on their own data, content, or web traffic, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends; and systems providers including Accenture, HP, Pivotal, HortonWorks, Cloudera and Terradata; and

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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. From time to time, as a result of acquisition integration initiatives, or through efforts to streamline our operational performance, we may reduce the workforce or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States. .
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
We incurred net losses of $9.9 million, $2.3 million, and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2014, 2011 and 2010. As of December 31, 2014, we had an accumulated deficit of $93.1 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of December 31, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $27.8 million and $34.1 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
We host our products and serve all of our customers from data center facilities located throughout the United States and Europe. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Our agreements for our various data center facilities expire at various dates through September 2018. We believe that we have good relationships with our data center facility vendors and believe that we will be able to renew, or find alternative data center facilities, at commercially reasonable terms. Although we are not substantially dependent on our data center facilities because of planned redundancies, and although we currently are able to migrate to alternative data centers, such a migration may result in an interruption or delay in service. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
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
Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally, which will likely increase our recruiting and hiring costs. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
As of December 31, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $27.8 million and $34.1 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2015 for state income tax reporting purposes.
In addition, at December 31, 2014 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $15.0 million, which will begin to expire in 2017.
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
As of December 31, 2014, we had a valuation allowance related to the deferred tax assets (primarily net operating loss carryforwards) of our foreign subsidiary in Spain that is a loss company, the deferred tax asset related to our U.S. capital loss carryforwards, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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
Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 96,000 square feet of office space under a lease that initially expires in 2022, although we have an option to extend until 2032, subject to certain conditions. We also lease space in various locations throughout the United States, North America, South America, Europe, and Asia for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS
In addition to the following matter, we are, and may become, a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. We are otherwise not presently a party to any pending legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse impact on our consolidated results of operations, cash flows or financial position. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Privacy Class Action Litigation
On August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by us of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint seeks unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act.  On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs proposed a tentative settlement subject to approval by the District Court, and on October 1, 2014, the Court issued its final approval of those terms.  We were required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses will be paid. We and our insurers contributed to the fund, of which our share was $3.5 million.  The settlement also requires us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. For additional details, see Footnote 9 of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
Our common stock has been traded on the NASDAQ Global Market under the symbol “SCOR” since our initial public offering in June 2007. The following table sets forth the high and low sales prices of our common stock for each period indicated and are as reported by the NASDAQ Global Market.

	2014		2013
Fiscal Period	High	Low	High	Low
First Quarter	$33.62	$26.58	$17.44	$13.98
Second Quarter	$35.96	$28.02	$24.39	$15.67
Third Quarter	$39.43	$36.19	$29.79	$24.63
Fourth Quarter	$47.60	$35.66	$29.09	$25.83
HOLDERS
As of February 19, 2015 there were 80 stockholders of record of our common stock, although we believe that there may be a significantly larger number of beneficial owners of our common stock. We derived the number of stockholders by reviewing the listing of outstanding common stock recorded by our transfer agent as of February 19, 2015.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our common stock between December 31, 2009 and December 31, 2014 to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2009 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The NASDAQ Composite Index
and The NASDAQ Computer Index

 _________________

*	$100 invested upon market close of the NASDAQ Global Market on December 31, 2009, including reinvestment of dividends.

The preceding Stock Performance Graph is not deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
DIVIDEND POLICY
Since our inception, we have not declared or paid any cash dividends. We currently expect to retain cash generated from operations for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. There is no restriction against paying dividends under our current credit agreement.
EQUITY COMPENSATION PLANS
The information required by this item regarding equity compensation plans is set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended December 31, 2014
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
During the three months ended December 31, 2014, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2014	23,806	$31.13	7,765	49.1
November 1 - November 30, 2014	19,200	$41.62	—	49.1
December 1 - December 31, 2014	—	$—	—	49.1
Total	43,006		7,765	49.1

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

(i) For the three months ended December 31, 2014, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
October 1 - October 31, 2014	4,145	$—
November 1 - November 30, 2014	680	$—
December 1 - December 31, 2014	—	$—
Total	4,825

(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2014, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
October 1 - October 31, 2014	11,896	$38.33
November 1 - November 30, 2014	18,520	$43.15
December 1 - December 31, 2014	—	$—
Total	30,416

(2) During the three months ended December 31, 2014, we conducted one share repurchase program and during the year ended December 31, 2014, we conducted two share repurchase programs.
June 2013 Share Repurchase Program
On June 3, 2013 we announced that our board of directors had approved the repurchase of up to $50.0 million of our common stock. This repurchase program concluded on May 29, 2014 and resulted in the repurchase of $49.4 million of shares (as measured at the time of repurchase).
As part of this share repurchase program, shares were purchased in open market transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases were determined at our discretion. Shares repurchased were classified as Treasury Stock. Details of the share repurchases during the year ended December 31, 2014 under the June 2013 share repurchase program were as follows:

Year Ended December 31, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	1,237,572
Average price paid per share	$29.33
Total value of shares repurchased (as measured at time of repurchase)	$36.3
June 2014 Share Repurchase Program
On June 5, 2014 we announced that our board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. As of December 31, 2014, there is $49.1 million remaining under the share repurchase program.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the year ended December 31, 2014 under the June 2014 share repurchase program were as follows:

Year Ended December 31, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	23,865
Average price paid per share	$37.71
Total value of shares repurchased (as measured at time of repurchase)	$0.9

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the consolidated financial statements.
The consolidated statements of operations data and the consolidated statements of cash flows data for each of the three years ended December 31, 2014, 2013 and 2012 as well as the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from and should be read together with our audited consolidated financial statements and related notes appearing in this report. The consolidated statements of operations data and the consolidated statements of cash flows data for the years ended December 31, 2011 and 2010 as well as the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$329,151	$286,860	$255,193	$232,392	$174,999
Cost of revenues (1)	97,467	89,963	86,379	75,103	51,953
Selling and marketing (1)	103,525	99,947	91,849	78,289	59,641
Research and development (1)	60,364	41,025	33,994	34,050	26,377
General and administrative (1)	62,923	46,449	38,134	48,514	33,953
Amortization of intangible assets	7,230	7,957	9,289	9,301	4,534
Impairment of intangible assets	9,722	—	3,349	—	—
Gain on asset disposition	—	(214)	—	—	—
Settlement of litigation	2,700	(1,360)	—	5,175	—
Total expenses from operations	343,931	283,767	262,994	250,432	176,458
Income (loss) from operations	(14,780)	3,093	(7,801)	(18,040)	(1,459)
Interest and other (expense) income, net	(1,247)	(938)	(870)	(525)	53
Gain (loss) from foreign currency transactions	809	(62)	(744)	(410)	(347)
Gain on sale of marketable securities	—	—	—	211	—
(Loss) income before income taxes	(15,218)	2,093	(9,415)	(18,764)	(1,753)
Benefit (provision) for income taxes	5,315	(4,426)	(2,374)	2,974	177
Net loss	$(9,903)	$(2,333)	$(11,789)	$(15,790)	$(1,576)
Net loss per common share:
Basic	$(0.29)	$(0.07)	$(0.35)	$(0.49)	$(0.05)
Diluted	$(0.29)	$(0.07)	$(0.35)	$(0.49)	$(0.05)
Weighted-average number of shares used in per share calculations:
Basic	33,689,660	34,443,126	33,244,798	32,289,877	31,070,018
Diluted	33,689,660	34,443,126	33,244,798	32,289,877	31,070,018
(1) Amortization of stock-based compensation is included in the line items above as follows
Cost of revenues	$4,007	$3,346	$2,481	$1,976	$1,494
Selling and marketing	$10,778	$11,062	$12,283	$8,512	$6,217
Research and development	$4,610	$3,021	$1,919	$1,988	$1,868
General and administrative	$22,578	$9,606	$8,213	$8,784	$8,195

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$43,015	$67,795	$61,764	$38,071	$33,736
Total current assets	$178,883	$178,799	$148,929	$126,509	$103,097
Total assets	$353,952	$363,413	$336,485	$320,057	$283,079
Total current liabilities	$151,610	$134,973	$121,306	$112,390	$97,228
Equipment loan and capital lease obligations, long-term	$13,072	$13,330	$6,478	$6,676	$7,959
Stockholders’ equity	$175,265	$198,802	$195,643	$190,567	$165,832

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$49,497	$44,574	$44,872	$26,750	$25,410
Depreciation and amortization	$25,213	$24,734	$23,448	$22,653	$12,956
Capital expenditures	$7,649	$4,597	$7,590	$7,235	$5,119
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
Overview
We provide trusted, independent data, metrics, products and services to clients in the media, advertising, and marketing industries. We deliver digital media analytics that help content owners and advertisers understand--and thus properly value--the composition of consumer media audiences, and we help marketers understand the performance and effectiveness of advertising targeted at these audiences.
We are a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms and devices including smartphones, tablets, televisions, and desktop computers. Our technology measures consumer interactions with digital media, including Web sites, apps, video programming and advertising.

We combine proprietary comScore data with our clients’ own data and data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore branded products and also partner products integrating comScore data and services. During the year ended December 31, 2014, we provided service to approximately 2,550 customers worldwide with our broad geographic base of employees located in 32 locations in 24 countries.

Our company was founded in August 1999, and we have been publicly traded since our initial public offering in 2007.  As we have grown as a public company, we have continued to evolve. For example, from 2008 to 2011, we completed targeted acquisitions of several businesses with complementary research and analytics capabilities and businesses with an established presence in Europe and Latin America to expand our global footprint. Our revenues and expenses grew through this period, driven primarily by growth in our product offerings, increased sales to existing customers, and the resulting expansion of our customer base outside the United States following our acquisitions and increased international sales efforts. Since 2010, we have increasingly focused our technology, research, and data science assets and expertise on developing new products and services that report on advertising performance and effectiveness, most notably our flagship Validated Campaign Essentials product. We have also made large investments in multi-platform and cross-media solutions measuring digital content consumption across smartphone, tablet and desktop platforms, and also linking digital video consumption with metrics measuring traditional linear television viewing. In recent years, our strategy has also involved a series of strategic partnerships along two dimensions: Product development and product distribution. Product development has been enhanced through partnerships which provide us with large volumes of consumer demographics and segmentation data which improves the accuracy and granularity of our products and services. Product distribution has been significantly widened through partnerships which integrate our metrics and services into the third party platforms used by clients. We believe these investments in advertising measurement and multi-platform/cross-media measurement are poised to converge and offer significant revenue potential in the years ahead as we pursue our mission of making audiences and advertising more valuable.

Key Metrics

	Year ended December,
	2014	2013	2012
	(In thousands)
Revenue(1)(2)	$325,150	$274,922	$239,578
Adjusted EBITDA*(1)(2)	$75,858	$61,252	$50,179
Adjusted EBITDA Margin*	23%	22%	21%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “-Non-GAAP Financial Measures.”

(1) We divested our Non-Health Copy Testing and Configuration Manager products in March 2013. Amounts for the year ended December 31, 2013 and December 31, 2012 include adjustments to exclude Non-Health Copy Testing and Configuration Manager products and are based on management’s estimates of the revenue and results of operations of such products.
(2) comScore classified its mobile operator analytics division CSWS as held for sale in the fourth quarter of 2014. 2014, 2013 and 2012 amounts include adjustments to exclude the mobile operator analytics division and are based on management’s estimates of the revenue and results of operations of the division.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Year ended December,
	2014	2013	2012
	(dollars in thousands)
Net loss	$(9,903)	$(2,333)	$(11,789)
Amortization of intangible assets	7,230	7,957	9,289
Impairment of intangible assets	9,722	—	3,349
Stock-based compensation	41,973	27,035	24,896
Costs related to acquisitions, restructuring and other non-recurring items	5,584	7,015	1,437
Settlement of litigation	2,700	(1,360)	—
Gain on asset disposition	—	(214)	—
Adjustment to exclude non-Health Copy-Testing and Configuration Manager products	—	(170)	(1,572)
Adjustment to exclude Mobile Operator Analytics Division	4,637	1,181	7,378
Non-cash portion of current tax provision related to excess tax benefits from stock based compensation (2)	5,757	—
Deferred tax (benefit) provision	(13,064)	2,381	896
Current cash tax provision(2)	1,992	2,045	1,478
Depreciation	17,983	16,777	14,159
Interest and other expense, net	1,247	938	658
Adjusted EBITDA (1)	$75,858	$61,252	$50,179
Adjusted EBITDA margin(1)	23%	22%	21%

(1)
Management estimates pro forma revenues of $4,001, $11,938 and $15,615 in 2014, 2013 and 2012, respectively, and total pro forma expenses of $8,638, $12,949 and $21,421 in 2014, 2013 and 2012, respectively, related to the non-Health Copy-Testing and Configuration Manager products, which we disposed of in March 2013 and the Mobile Operator Analytics Division, which we have classified as held for sale as of December 31, 2014, in 2014, 2013 and 2012, respectively. Calculating based on revenues excluding those amounts, adjusted EBITDA margin would have been 23%, 22% and 21% during the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Included in the tax provision for the year ended December 31, 2014 was $5.8 million of non-cash current tax expense related to excess tax benefits from stock based compensation.
Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on an infrequently occurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 90%, 87% and 85% of total revenues in the years ended December 31, 2014, 2013, and 2012, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We will continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets in the future. For the year ended December 31, 2014, our international revenues were $97.1 million, an increase of $13.0 million, or 15% over international revenues of $84.1 million for the year ended December 31, 2013. International revenues comprised approximately 29%, 29% and 28% of our total revenues for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

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
In recent years, we began generating additional subscription revenues from our flagship advertising service, Validated Campaign Essentials (vCE). In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers. As of December 31, 2014, our strategic partnerships with Google and Yahoo were live and generating revenues.
We also generate subscription-based revenues from certain reports and analyses provided through our customer research product, if that work is procured by customers on a recurring basis. Through our customer research products, we deliver digital media analytics relating to specific industries, such as automotive, consumer packaged goods, entertainment, financial services, media, pharmaceutical, retail, technology, telecommunications and travel. This marketing intelligence leverages our global consumer panel and extensive database to deliver information unique to a particular customer’s needs on a recurring schedule, as well as on a continual-access basis. Our Marketing Solutions customer agreements typically include a fixed fee with an initial term of at least one year. We also provide these products on a non-subscription basis as described under “Project Revenues”.
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
Our acquisition of Nedstat resulted in additional revenue sources, including software subscriptions, server calls, and professional services. Our arrangements generally contain multiple elements, consisting of the various service offerings. For these revenue streams, revenue is recognized on a usage basis when the impression is delivered and reported via the AdXpose service portal.
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
In 2013, the Company entered into an agreement to exchange certain data assets with a corporation. A member of the Company's Board of Directors also serves as a member of the board of directors of that corporation and therefore, the Company has considered the corporation to be a related party. Such member of the Company's Board of Directors does not hold a control position with the counterparty. The transaction was considered to have commercial substance under the guidance in ASC 845 and we estimated the fair value of the services delivered based on similar monetary transactions with third parties. No cash was exchanged in this transaction. We also considered the guidance in ASC 850, Related Party Disclosures.
During the year ended December 31, 2014, the Company recognized $16.3 million in revenue related to nonmonetary transactions of which $10.7 million is attributable to this related party transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, the expense recognized in each period is different from the amount of revenue recognized. As a result, during the year ended December 31, 2014, we recognized $16.3 million in expense related to nonmonetary transactions of which $14.3 million is attributable to the related party transaction.
Business Combinations
On August 4, 2014, we completed the acquisition of M.Labs, Inc. ("MdotLabs"), a company that provides a SaaS security platform designed to combat invalid activity in web and mobile advertising, such as non-human traffic. The aggregate amount of the consideration paid by the Company upon the closing of the transaction was $4.5 million, which was comprised entirely of cash. See "Note 3" in our accompanying consolidated financial statements for additional information on the MdotLabs acquisition.
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
Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized, but rather are periodically tested for impairment. An impairment review generally requires developing assumptions and projections regarding our operating performance. We have determined that all of our goodwill is associated with one reporting unit as we do not operate separate lines of business with respect to our services. Accordingly, on an annual basis we perform the impairment assessment for goodwill at the enterprise level by comparing the fair value of our reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value and any impairment determined is recorded in the current period. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be material. There were no impairment charges to goodwill recognized during the years ended December 31, 2014, 2013 or 2012.
During the year ended December 31, 2014, the Company received several letters of intent from unrelated third-parties to purchase its mobile operator analytics division "CSWS". As of December 31, 2014, the Company determined that it had met the held for sale criteria as defined in Accounting Standard Codification 360: Property, Plant, and Equipment. As such, the Company presents assets and liabilities held for sale related to CSWS on its Consolidated Balance Sheet. However, CSWS does not qualify for discontinued operations financial presentation, as it expects to have continuing involvement with CSWS by providing certain services to the buyer. The Company recorded a $9.7 million impairment charge during the year ended December 31, 2014, which reduced the carrying amount of CSWS intangible assets to zero and was calculated as the difference between the letters of intent that the Company has received and the carrying value of CSWS.

During the three months ended June 30, 2012, the Company noted a significant decline in revenues from ARSgroup (“ARS”), which the Company acquired in February 2010. As a result, the Company performed an impairment test of the long-lived assets of ARS. The long-lived assets of ARS consist of customer relationships and acquired methodologies and technology. The first step in testing the long-lived assets of ARS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of ARS to the carrying value of ARS’s long-lived assets. Based on this analysis, the Company determined as of June 30, 2012 that the sum of the expected undiscounted cash flows to be generated from ARS was less than the carrying value of the ARS intangible assets. As such, the Company concluded that the ARS intangible assets were impaired as of June 30, 2012. To measure the amount of the impairment, the Company then estimated the fair value of the intangible assets as of June 30, 2012. In determining the fair value of the intangible assets, the Company prepared a discounted cash flow (“DCF”) analysis for each intangible asset. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company’s most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 18.5%, which is based on an assessment of the risk inherent in the future revenue streams and cash flows of ARS, as well as a royalty rate of 3.0%, which is based on an analysis of royalty rates in similar, market transactions. Based on the DCF analysis, the Company estimated the fair value of the intangible assets of ARS to be $2.5 million as of June 30, 2012, which resulted in an impairment charge of $3.3 million during the year ended December 31, 2012. The impairment charge had a negative impact on net loss of $3.3 million and an impact on earnings per share of $0.10 per share during the year ended December 31, 2012. In addition, these intangible assets are being amortized over a remaining estimated useful life of eighteen months, beginning July 1, 2012. There were no impairment charges to intangible assets recognized during the year ended December 31, 2013.

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
Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. Other than the impairment charge for

CSWS and ARS discussed above, there were no impairment charges recognized during the years ended December 31, 2014, 2013 or 2012.
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
As of December 31, 2014 and 2013, we recorded valuation allowances against certain deferred tax assets of $0.9 million and $1.2 million, respectively. At December 31, 2014, the valuation allowance was related to the deferred tax assets (primarily net operating loss carryforwards) of our foreign subsidiary in Spain that is a loss company, the deferred tax asset related to the U.S. capital loss carryforwards, and the deferred tax asset related to certain state net operating loss carryforwards. At December 31, 2013, the valuation allowance was related to the deferred tax assets (primarily net operating loss carryforwards) of the foreign subsidiaries that are either loss companies or are in their start-up phases, including entities in Spain and the Czech Republic, the deferred tax asset related to the U.S. capital loss carryforwards and the deferred tax asset related to certain state net operating loss carryforwards.
As of December 31, 2013, we concluded that it was not more-likely-than-not that a substantial portion of our deferred tax assets related to certain state and foreign net operating losses would be realized and that an increase to the valuation allowance of $0.1 million was necessary. We also concluded that it was more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions, primarily the Netherlands, would be realized and determined that it was appropriate to release the valuation allowance of $2.9 million In making that determination, we considered the income generated in these foreign jurisdictions during 2013, the guaranteed profit margins in place for these entities as a result of our transfer pricing model, the tax impact of the restructuring that is currently being implemented, the current overall economic environment, and the projected income of these entities in future years. In addition, during 2013, we wrote-off certain deferred tax assets related to net operating losses that will never be realized. As these deferred tax assets had a full valuation allowance recorded against them, the associated valuation allowance of $0.1 million was released.
As of December 31, 2014, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $27.8 million and $34.1 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax purposes and in 2015 for state income tax purposes. In addition, at December 31, 2014, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries is $15.0 million, which begins to expire in 2017.
The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2014 and 2013 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. A deferred tax asset cannot be recognized for the excess of tax over book stock compensation deductions until the tax deductions reduce current income taxes payable. Since we have not historically paid income taxes in jurisdictions where these excess tax deductions arise, a deferred tax asset related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of stock options and the vesting of restricted stock awards has not been recorded in the accompanying consolidated financial statements. As of December 31, 2014 and 2013, the cumulative amount of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above is $24.1 million and $32.5 million, respectively. As we utilize these net operating losses to reduce current income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. During the years ended December 31, 2014 and 2013, we recognized windfall tax benefits of approximately $5.8 million and $0.1 million, respectively, which were recorded as an increase to additional paid-in capital.
During the year ended December 31, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when our stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As described above, we recognized a portion of the windfall tax benefits in 2013 and recorded an increase to additional paid-in capital. Therefore, $0.1 million of shortfalls was not included in income tax expense but reduced additional paid-in capital for the year ended December 31, 2013. The remaining impact of the shortfalls totaling $0.9 million was included in income tax expense. Looking forward we cannot predict the stock compensation shortfall impact because of dependency upon future market price performance of our stock.
For uncertain tax positions, we use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As of December 31, 2014, 2013 and 2012, we had unrecognized tax benefits of $1.4 million on a tax-effected basis. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, the amount of accrued interest and penalties on unrecognized tax benefits was $0.6 million and $0.7 million, respectively. We or one of our subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. For income tax returns filed by us, we are no longer subject to U.S. Federal examinations by tax authorities for years before 2011 or state and local tax examinations by tax authorities for years before 2010, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.
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
At December 31, 2014, total estimated unrecognized compensation expense related to unvested stock-based awards granted prior to that date was $27.2 million, which is expected to be recognized over a weighted-average period of 0.90 years.
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

	Year Ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of Revenues	29.6	31.3	33.9
Selling and marketing expenses	31.5	34.8	36.0
Research and development	18.3	14.3	13.3
General and administrative	19.1	16.2	14.9
Amortization of intangible assets	2.2	2.8	3.7
Impairment of intangible assets	3.0	—	1.3
Settlement of litigation	0.8	(0.5)	—
Total expenses from operations	104.5	98.9	103.1
Income (loss) from operations	(4.5)	1.1	(3.1)
Interest and other expense, net	(0.4)	(0.4)	(0.3)
Gain (loss) from foreign currency transactions	0.2	—	(0.3)
(Loss) income before income tax benefit (provision)	(4.6)	0.7	(3.7)
Income tax benefit (provision)	1.6	(1.5)	(0.9)
Net loss attributable to common stockholders	(3.0)%	(0.8)%	(4.6)%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(In thousands)
Revenues	$329,151	$286,860	$42,291	14.7%
Total revenues increased by approximately $42.3 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. We attribute the revenue growth to increased sales to our existing customer base and continued growth of our customer base during the period. Revenue from existing customers increased $44.4 million from $257.3 million for the year ended December 31, 2013 to $301.7 million for the year ended December 31, 2014, while revenue from new customers decreased $2.1 million from $29.5 million for the year ended December 31, 2013 to $27.4 million for the year ended December 31, 2014. Revenue from existing customers increased due to an increased focus on the selling of new products, especially vCE, to our existing customer base. Revenue from new customers decreased due to high levels of penetration in our mature markets and lower introductory price points for new clients in less mature markets.
We experienced continued revenue growth in subscription revenues, which increased by approximately $48.0 million during the year ended December 31, 2014, from $249.8 million in the prior year period. We experienced a decrease in revenue from our project-based revenues which decreased by approximately $5.6 million during the year ended December 31, 2014, from $37.0 million in the prior year period.
Revenues from U.S. customers were $232.1 million for the year ended December 31, 2014, or approximately 71% of total revenues, while revenues from customers outside of the U.S. were $97.1 million for the year ended December 31, 2014, or approximately 29% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $13.0 million, comprised of increases of $7.3 million in Europe, $2.9 million in Asia and $2.9 million in Latin America, $0.9 million in Canada, offset by a decrease of $1.0 million in the Middle East during the year ended December 31, 2014 as compared to the prior year period.

Operating Expenses
The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, professional fees, rent and other facility related costs, depreciation expense, amortization, impairment of acquired intangible assets and litigation-related expenses. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonus arrangements using our common stock. In addition, two of our senior executives have agreed to receive shares of our stock instead of a cash salary.
Our total operating expenses increased by approximately $60.2 million, or approximately 21%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is primarily attributable to increased stock compensation of $14.9 million, increased expenditures for third-party data costs to support the enhancement of new products of $14.5 million, increased impairment of intangible assets of $9.7 million, increased expenditures for employee salaries and related benefits of $9.2 million associated with our increased headcount, increased data and bandwidth costs of $5.4 million and increased expenditures for litigation settlements of $4.1 million.
Cost of Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(In thousands)
Cost of revenues	$97,467	$89,963	$7,504	8.3%
As a percentage of revenues	29.6%	31.3%
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
Cost of revenues increased by $7.5 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily attributable to third-party data and bandwidth costs of $5.4 million associated with our data collection efforts, increased employee salaries, benefits and related benefits of $3.3 million and increased stock compensation expense of $1.2 million. These increases were offset by a decrease of $1.6 million associated with reduced usage of third-party customer service providers and a decrease of $1.2 million associated with a higher level of products that qualify for capitalization.
Cost of revenues decreased as a percentage of revenues during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to increased operating leverage and the reallocation of certain operating resources to research and development activities.
Selling and Marketing Expenses

	Year Ended December 31,		Change
	2014	2013	$	%
	(In thousands)
Selling and marketing	$103,525	$99,947	$3,578	3.6%
As a percentage of revenues	31.5%	34.8%
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
Selling and marketing expenses increased by $3.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily attributable to increased employee salaries and related benefits of $2.0 million, increased professional fees paid to resellers of $1.1 million and increased commissions and sales incentives of $0.9 million. These increases were offset by a decrease in employee severance costs of $0.4 million.
Selling and marketing expenses decreased as a percentage of revenues during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to revenue growth.
Research and Development Expenses

	Year Ended December 31,		Change
	2014	2013	$	%
		(In thousands)
Research and development	$60,364	$41,025	$19,339	47.1%
As a percentage of revenues	18.3%	14.3%
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
Research and development expenses increased by $19.3 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is primarily attributable to increased expenditures for third-party data costs to support the enhancement of existing products of $14.5 million associated with non-cash expenditures on data that we plan to incorporate into our product offerings in 2015, increased employee salaries and related benefits of $2.6 million associated with activities to support the development and implementation of new products, and increased stock compensation expense of $1.1 million and increased rent, other facility related costs and depreciation of $1.3 million.
Research and development expenses increased as a percentage of revenues for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to significant third-party data expenditures for research and development activities and the reallocation of human and data resources to research and development activities.
General and Administrative Expenses

	Year Ended December 31,		Change
	2014	2013	$	%
		(In thousands)
General and administrative	$62,923	$46,449	$16,474	35.5%
As a percentage of revenues	19.1%	16.2%
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
General and administrative expenses increased by $16.5 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is primarily attributable to increased stock compensation of $12.9 million associated with market-based grants issued in November 2014 and high levels of achievement pertaining to our 2014 management performance compensation plans, increased employee salaries, benefits and related costs of $1.3 million associated with our increased headcount, increased bad debt expense of $1.3 million due to longer collection cycles related to some of our newer products and increased travel costs of $0.5 million associated with increased travel activity by key members of management.

General and administrative expenses increased as a percentage of revenues during the year ended December 31, 2014 as compared to the year ended December 31, 2013, due to the market-based grants issued in November 2014 and increased headcount.
Amortization Expense

	Year Ended December 31,		Change
	2014	2013	$	%
		(In thousands)
Amortization expense	$7,230	$7,957	$(727)	(9.1)%
As a percentage of revenues	2.2%	2.8%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased by $0.7 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to the impact of impairment charges recognized during 2014.
Impairment of Intangible Assets
During the year ended December 31, 2014, the Company received several letters of intent from unrelated third-parties to purchase its mobile operator analytics division "CSWS". As of December 31, 2014, the Company determined that it had met the held for sale criteria as defined in Accounting Standard Codification 360: Property, Plant, and Equipment. As such, the Company presents assets and liabilities held for sale related to CSWS on its Consolidated Balance Sheet. However, CSWS does not qualify for discontinued operations financial presentation, as it expects to have continuing involvement with CSWS by providing certain services to the buyer. The Company recorded a $9.7 million impairment charge during the year ended December 31, 2014, which reduced the carrying amount of CSWS intangible assets to zero and was calculated as the difference between the letters of intent that the Company has received and the carrying value of CSWS.
Interest and Other Expense, Net
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
Interest and other expense, net, increased by approximately $0.3 million, as compared to the year ended December 31, 2014. This increase pertains to increasing principal balances for our assets financed through the use of capital leases.
Settlement of litigation, Net
Settlement of litigation, net consists of losses from the settlement related to our privacy class-action litigation offset by gains from our patent litigation settlements. The loss is net of insurance proceeds.
Settlement of litigation, net for the year ended December 31, 2014 resulted in a net loss of $2.7 million compared to a $1.4 million net gain for the year ended December 31, 2013. The net loss was due to expenditures for the settlement of certain privacy litigation lawsuits, net of insurance recoveries, and reduced by gains related to the settlements of certain patent litigation lawsuits for a net increase of $4.1 million.
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
We recorded a transaction gain of $0.8 million for the year ended December 31, 2014 as compared to a transaction loss of $0.1 million during the year ended December 31, 2013. This increase is associated with a strengthening US dollar against our most commonly used foreign currencies, such as the euro.

Provision for Income Taxes
As of December 31, 2014, we had federal and state net operating loss carryforwards for tax purposes of approximately $27.8 million and $34.1 million, respectively. These net operating loss carryforwards begin to expire in 2023 for federal income tax purposes and begin to expire in 2015 for state income tax purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A portion of our net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. We do not expect that this limitation will impact our ability to utilize all of our net operating losses prior to their expiration. We recognized an income tax benefit of approximately $5.3 million during the year ended December 31, 2014, which is comprised of current tax expense of $6.0 million related to and state income tax liabilities, $1.7 million of foreign income tax expense, and a deferred tax benefit of approximately $13.1 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total current tax expense of $7.7 million is $5.8 million of non-cash tax expense related to excess tax benefits from stock based compensation. Also, included within the total deferred tax benefit of $13.1 million is a $3.5 million deferred tax benefit related to the establishment of a deferred tax asset for the outside basis difference of our investment in CSWS as we expect to realize the asset in the foreseeable future due to the assets being held for sale.
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
Revenues from U.S. customers were $202.7 million for the year ended December 31, 2013, or approximately 71% of total revenues, while revenues from customers outside of the U.S. were $84.1 million for the year ended December 31, 2013, or approximately 29% of total revenues. Our focus on organic growth efforts in international markets resulted in increased international revenues of $12.3 million, comprised of increases of $6.0 million in Europe, $3.2 million in Asia, $2.7 million in Latin America and $1.0 million in Canada, offset by a decrease of $0.6 million in the Middle East and Africa during the year ended December 31, 2013 as compared to the prior year period.
Operating Expenses
The majority of our operating expenses consist of employee salaries and related benefits, stock compensation expense, professional fees, rent and other facility related costs, depreciation expense, and amortization and impairment of acquired intangible assets. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonus arrangements using our common stock. In addition, two of our senior executives have agreed to receive shares of our common stock instead of a cash salary.
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
Interest and Other Expense, Net
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
Interest and other expense, net remained relatively constant for the years ended December 31, 2013 and December 31, 2012 with a net expense of $0.9 million.

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

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$49,497	$44,574	$44,872
Net cash used in investing activities	(11,545)	(4,437)	(7,590)
Net cash used in financing activities	(59,099)	(32,885)	(14,285)
Effect of exchange rate changes on cash	(3,633)	(1,221)	696
Net (decrease) increase in cash and equivalents	(24,780)	6,031	23,693
Our principal uses of cash historically have consisted of cash paid for stock repurchases, business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base. As of December 31, 2014, our principal sources of liquidity consisted of $43.0 million in cash, the majority of which represents cash generated from operating activities. As of December 31, 2014, $14.5 million of the $43.0 million in cash on hand was held by foreign subsidiaries that would be subject to tax withholding payments if it is repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if management were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 15% of the amount repatriated.
On September 26, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with several banks (the "Lenders") with Bank of America, N.A. (“Bank of America”) as administrative agent and lead lender. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. On June 23, 2014, the Company executed the First Amendment to the Credit Agreement. This amendment reset the equity repurchase limit to $50.0 million and permits the Company to repurchase equity interests in the Company outside the $50.0 million limit during the remainder of the five-year revolver term, provided that certain financial thresholds are met.

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
Under the terms of the Credit Agreement, we are subject to various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company's ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of December 31, 2014, we were in full compliance with all covenants contained in the Credit Agreement.
As of December 31, 2014, there were no amounts outstanding under our Credit Agreement.
We maintain letters of credit in lieu of security deposits with respect to certain office leases. As of December 31, 2014, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit. These letters of credit may be reduced periodically provided that we meet the conditional criteria of each related lease agreement.
Operating Activities
Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
We generated approximately $49.5 million of net cash from operating activities during the year ended December 31, 2014. Our cash flows from operations were driven by our net loss of $9.9 million offset by $65.1 million in non-cash items such as depreciation, impairment of intangible assets, amortization, provision for bad debts, stock-based compensation, and a non-cash deferred tax provision. In addition, our operating cash flows were positively impacted by a $9.1 million increase in deferred revenue related to increased transaction volume and the collection of cash in advance of revenue recognition, and a $5.0 million increase in accounts payable. Cash flows from operations were negatively impacted by a $16.7 million increase in accounts receivable associated with our increased revenues, especially during the fourth quarter, and a $3.1 million increase in prepaid expenses and other current assets.
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
We used $11.5 million of net cash in investing activities during the year ended December 31, 2014, associated with the purchase of property and equipment to maintain and expand our technology infrastructure.
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
Financing Activities
We used $59.1 million of cash during the year ended December 31, 2014 for financing activities. This included $15.7 million for shares repurchased by us pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations. We also used $37.2 million to repurchase shares under our share repurchase program. In addition we used $12.1 million to make payments on our capital lease obligations offset by $0.1 million in proceeds from the exercise of our common stock options. These cash outflows were partially offset by $5.8 million of excess tax benefits from stock-based compensation.
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
Contractual Obligations and Known Future Cash Requirements
Set forth below is information concerning our known contractual obligations as of December 31, 2014 that are fixed and determinable.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Capital lease obligations, including interest	27,840	14,398	13,448	85	—
Operating lease obligations	66,033	10,316	18,672	15,863	21,182
Total	93,873	24,714	32,120	15,948	21,182
Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In current and prior years, we financed the purchase of some of our computer equipment under capital lease arrangements over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer hardware and software, are typically small and they do not materially impact our overall liquidity.
We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $12.5 million, of which the Company can utilize approximately $7.4 million as of December 31, 2014, for future capital leases. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the year ended December 31, 2014 we incurred $9.7 million of additional borrowings under this financing arrangement. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. As of December 31, 2014, we have total outstanding amounts under this and other arrangements with Banc of America of approximately $18.3 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments, under the combined arrangements, are approximately $8.7 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors.
As of December 31, 2014, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
As noted in the liquidity and capital resources section, in September 2013, we entered into a $100.0 million revolving credit facility. As of December 31, 2014 and February 19, 2015, no amounts were outstanding under the terms of our Revolving Credit Facility.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. To date, most payments made under our contracts are denominated in U.S. dollars and we have not experienced material gains or losses as a result of transactions denominated in foreign currencies. As of December 31, 2014, our cash reserves were maintained in bank deposit accounts totaling $43.0 million.
Foreign Currency Risk, Interest Rate Sensitivity and Liquidity Risk
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. We operate in several countries in South America, including Brazil, Chile and Argentina, as well as countries in Europe and the United Kingdom. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations but we believe this exposure to be immaterial at this time. We do not currently engage in any transactions that hedge foreign currency exchange rate risk.
As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2014, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.73. However, during 2014, the U.S. Dollar to euro exchange rate dropped as low as $1.00 to €0.72 and rose as high as $1.00 to €0.82. During the year end December 31, 2014, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.75. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of December 31, 2014, $14.5 million of the $43.0 million in cash on hand was held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
The cash is held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the year ended December 31, 2014, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of comScore, Inc.
We have audited the accompanying consolidated balance sheets of comScore, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), comScore, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2015

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$43,015	$67,795
Accounts receivable, net of allowances of $2,079 and $1,667, respectively	98,185	90,040
Prepaid expenses and other current assets	11,015	10,162
Deferred tax assets	20,976	10,802
Assets held for sale	5,692	—
Total current assets	178,883	178,799
Property and equipment, net	42,365	37,995
Other non-current assets	1,017	1,123
Long-term deferred tax assets	12,369	9,244
Intangible assets, net	15,793	32,938
Goodwill	103,525	103,314
Total assets	$353,952	$363,413
Liabilities and Equity
Current liabilities:
Accounts payable	$3,421	$3,378
Accrued expenses	37,212	33,472
Deferred revenues	92,013	86,607
Deferred rent	1,738	1,155
Deferred tax liabilities	—	10
Capital lease obligations	13,353	10,351
Liabilities held for sale	3,873	—
Total current liabilities	151,610	134,973
Deferred rent, long-term	9,738	11,747
Deferred revenue, long-term	2,063	2,859
Deferred tax liabilities, long-term	1,182	595
Capital lease obligations, long-term	13,072	13,330
Other long-term liabilities	1,022	1,107
Total liabilities	178,687	164,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2014 and December 31, 2013; no shares issued or outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized at December 31, 2014 and December 31, 2013; 35,919,340 shares issued and 34,174,466 shares outstanding as of December 31, 2014 and 35,699,508 shares issued and 35,216,071 shares outstanding as of December 31, 2013, respectively	36	36
Additional paid-in capital	324,176	293,322
Accumulated other comprehensive (loss) income	(5,591)	1,726
Accumulated deficit	(93,076)	(83,173)
Treasury stock, at cost, 1,744,874 and 483,437 shares as of December 31, 2014 and December 31, 2013, respectively	(50,280)	(13,109)
Total stockholders’ equity	175,265	198,802
Total liabilities and stockholders’ equity	$353,952	$363,413
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenues	$329,151	$286,860	$255,193
Cost of revenues (excludes amortization of intangible assets resulting from acquisitions shown below) (1)	97,467	89,963	86,379
Selling and marketing (1)	103,525	99,947	91,849
Research and development (1)	60,364	41,025	33,994
General and administrative (1)	62,923	46,449	38,134
Amortization of intangible assets	7,230	7,957	9,289
Impairment of intangible assets	9,722	—	3,349
Gain on asset disposition	—	(214)	—
Settlement of litigation	2,700	(1,360)	—
Total expenses from operations	343,931	283,767	262,994
Income (loss) from operations	(14,780)	3,093	(7,801)
Interest and other expense, net	(1,247)	(938)	(870)
Gain (loss) from foreign currency transactions	809	(62)	(744)
Income (loss) before income tax benefit (provision)	(15,218)	2,093	(9,415)
Income tax benefit (provision)	5,315	(4,426)	(2,374)
Net loss	$(9,903)	$(2,333)	$(11,789)
Net loss per common share:
Basic	$(0.29)	$(0.07)	$(0.35)
Diluted	$(0.29)	$(0.07)	$(0.35)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,689,660	34,443,126	33,244,798
Diluted	33,689,660	34,443,126	33,244,798
Comprehensive loss:
Net loss	$(9,903)	$(2,333)	$(11,789)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(7,317)	(99)	1,208
Total comprehensive loss	$(17,220)	$(2,432)	$(10,581)
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$4,007	$3,346	$2,481
Selling and marketing	10,778	11,062	12,283
Research and development	4,610	3,021	1,919
General and administrative	22,578	9,606	8,213

 The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Stockholders’ Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2012	34,015,434	$34	$258,967	$617	$(69,051)	$—	$190,567
Net loss	—	—	—	—	(11,789)	—	(11,789)
Foreign currency translation adjustment	—	—	—	1,208	—	—	1,208
Exercise of common stock options	367,234	—	238	—	—	—	238
Exercise of common stock warrants	19,895	—	—	—	—	—	—
Issuance of restricted stock	1,706,900	2	(2)	—	—	—	—
Restricted stock canceled	(233,903)	—	—	—	—	—	—
Restricted stock units vested	168,215	—	—	—	—	—	—
Common stock received for tax withholding	(364,345)	—	(7,362)	—	—	—	(7,362)
Excess tax benefits from stock based compensation, net	—	—	(51)	—	—	—	(51)
Amortization of stock based compensation	—	—	22,832	—	—	—	22,832
Balance at December 31, 2012	35,679,430	36	274,622	1,825	(80,840)	—	195,643
Net loss	—	—	—	—	(2,333)	—	(2,333)
Foreign currency translation adjustment	—	—	—	(99)	—	—	(99)
Exercise of common stock options	52,063	—	227	—	—	—	227
Issuance of restricted stock	484,052	—	—	—	—	—	—
Restricted stock canceled	(206,360)	—	—	—	—	—	—
Restricted stock units vested	200,651	—	—	—	—	—	—
Common stock received for tax withholding	(510,328)	—	(9,312)	—	—	—	(9,312)
Repurchase of common stock	(483,437)	—	—	—	—	(13,109)	(13,109)
Amortization of stock based compensation	—	—	27,785	—	—	—	27,785
Balance at December 31, 2013	35,216,071	36	293,322	1,726	(83,173)	(13,109)	198,802
Net loss	—	—	—	—	(9,903)	—	(9,903)
Foreign currency translation adjustment	—	—	—	(7,317)	—	—	(7,317)
Exercise of common stock options	27,242	—	108	—	—	—	108
Issuance of restricted stock	233,547	—	—	—	—	—	—
Restricted stock canceled	(34,671)	—	—	—	—	—	—
Restricted stock units vested	467,829	—	—	—	—	—	—
Common stock received for tax withholding	(474,115)	—	(15,712)	—	—	—	(15,712)
Repurchase of common stock	(1,261,437)	—	—	—	—	(37,171)	(37,171)
Excess tax benefits from stock-based compensation, net	—	—	5,757	—	—	—	5,757
Amortization of stock based compensation	—	—	40,701	—	—	—	40,701
Balance at December 31, 2014	34,174,466	$36	$324,176	$(5,591)	$(93,076)	$(50,280)	$175,265
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net loss	$(9,903)	$(2,333)	$(11,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,983	16,777	14,159
Amortization of intangible assets resulting from acquisitions	7,230	7,957	9,289
Impairment of intangible assets	9,722	—	3,349
Provision for bad debts	2,576	1,248	1,429
Stock-based compensation	41,973	27,035	24,896
Amortization of deferred rent	(1,414)	(340)	934
Deferred tax (benefit) provision	(13,064)	2,381	896
Loss (gain) on asset disposal	75	(267)	140
Changes in operating assets and liabilities:
Accounts receivable	(16,705)	(22,560)	(4,936)
Prepaid expenses and other current assets	(3,089)	(712)	1,465
Accounts payable, accrued expenses, and other liabilities	4,959	5,672	(7,840)
Deferred revenues	9,118	7,364	11,568
Deferred rent	36	2,352	1,312
Net cash provided by operating activities	49,497	44,574	44,872
Investing activities
Proceeds from asset disposition	—	160	—
Acquisitions, net of cash acquired	(3,896)	—	—
Purchase of property and equipment	(7,649)	(4,597)	(7,590)
Net cash used in investing activities	(11,545)	(4,437)	(7,590)
Financing activities
Proceeds from the exercise of common stock options	108	227	238
Repurchase of common stock (withholding taxes)	(15,712)	(9,312)	(7,362)
Repurchase of common stock (treasury shares)	(37,171)	(13,109)	—
Excess tax benefits from stock-based compensation	5,757	—	—
Principal payments on capital lease obligations	(12,081)	(10,212)	(7,012)
Proceeds from financing arrangements	—	3,985	4,131
Principal payments on financing arrangements	—	(3,985)	(4,280)
Debt issuance costs	—	(479)	—
Net cash used in financing activities	(59,099)	(32,885)	(14,285)
Effect of exchange rate changes on cash	(3,633)	(1,221)	696
Net (decrease) increase in cash and cash equivalents	(24,780)	6,031	23,693
Cash and cash equivalents at beginning of year	67,795	61,764	38,071
Cash and cash equivalents at end of year	$43,015	$67,795	$61,764
Supplemental cash flow disclosures
Interest paid	$1,312	$756	$775
Net income tax paid	$2,149	$1,332	$997
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$15,204	$19,381	$8,544
Leasehold improvements acquired through lease incentives	$58	$2,272	$1,282
Accrued capital expenditures	$1,859	$1,451	$930
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated upon consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. All of the Company's subsidiaries are wholly owned.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, recoverability of intangible assets, other long-lived assets and goodwill, accruals related to outstanding litigation, the collectability of accounts receivable and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
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
Assets and liabilities that are measured at fair value on an infrequent basis include fixed assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. During the year ended December 31, 2014, the Company recorded an impairment charge of $9.7 million relating to CSWS, which reduced the carrying of CSWS intangible assets to zero, based on Level 2 inputs. During the year ended 2012, the Company recorded a $3.3 million impairment charge related to ARS, which reduced the carrying amount of the ARS intangible assets to $2.5 million, based on Level 3 inputs.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Cash and cash equivalents consist primarily of bank deposit accounts.
Interest income on investments was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts where collectability may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. Included within accounts receivable are unbilled accounts receivable, which relate to situations in which the Company has recognized revenue prior to invoicing a customer. Typically, unbilled accounts receivable are invoiced in the following period.

The following is a summary of activities in the allowance for doubtful accounts for the fiscal years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Allowance for Doubtful Accounts
Beginning Balance	$(1,667)	$(1,117)	$(903)
Additions	(2,576)	(1,248)	(1,429)
Recoveries and write-offs	2,164	698	1,215
Ending Balance	$(2,079)	$(1,667)	$(1,117)
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from three to five years. Assets under capital leases are recorded at their net present value at the inception of the lease and are included in the appropriate asset category. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Amortization of assets under capital leases is included within the expense category in which the asset is deployed. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Certain salary and related costs are capitalized as internal-use software.
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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The allocation of the purchase price to intangible assets and goodwill involves the use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on future operating results. The allocation of the purchase price to intangible assets is done at fair value. The Company estimates the fair value of identifiable intangible assets acquired using various valuation methods, including the excess earnings and relief from royalty methods.
Intangible assets with finite lives are amortized over their useful lives while goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period. The Company has one reporting unit. Accordingly, on an annual basis the Company performs the impairment assessment for goodwill at the enterprise level. The Company completed its annual impairment analysis as of October 1st for each of the years ended December 31, 2014, 2013 and 2012 and determined that there was no impairment of goodwill.
Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	3 to 7
Customer relationships	3 to 7
Panel	7
Intellectual property	7 to 13
Trade names	2 to 10
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. During the year ended December 31, 2014, the Company recorded an impairment charge of $9.7 million related to certain intangible assets of CSWS as described in Note 6. During the year ended December 31, 2012, the Company recorded an impairment charge of $3.3 million related to certain intangible assets of the ARSgroup. There were no impairment charges recognized during the year ended December 31, 2013.
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

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss.
The Company recorded foreign currency transaction gains of $0.8 million in the year ended December 31, 2014, and losses of $0.1 million, and $0.7 million for the years ended December 31, 2013 and 2012, respectively. The gains and losses are the result of transactions denominated in currencies other than the functional currency of the Company’s foreign subsidiaries.
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
The Company has concluded it does not have VSOE for these types of arrangements and TPE is generally not available because the Company’s service offerings are highly differentiated and the Company is unable to obtain reliable information on the products and pricing practices of the Company’s competitors. As such, ESP is used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
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
In 2013, the Company entered into an agreement to exchange certain data assets with a corporation.  In Q4 2014, the Company and the corporation modified the existing agreement, where the parties will provide additional data assets. A member of the Company’s Board of Directors also serves as a member of the Board of Directors of that corporation and therefore, we have considered the corporation to be a related party.  The transaction was considered to have commercial substance under the guidance in ASC 845 and the Company estimated the fair value of the services delivered based on similar monetary transactions with third parties.  No cash was exchanged in this transaction.  The Company also considered the guidance in ASC 850, Related Party Disclosures.
During the years ended December 31, 2014 and 2013, the Company recognized $16.3 million and $3.2 million, respectively, in revenue related to nonmonetary transactions, of which $10.7 million and $1.8 million, respectively, was attributable to the related party transaction. During 2014 and 2013, the Company recognized $16.3 million and $1.8 million, respectively, in expense attributable to nonmonetary transactions, of which $14.3 million and $0, respectively, was attributable to the related party transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, revenue and expense did not offset each other equally in each period presented.
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
Deferred contract costs represent incremental direct costs paid to a third party and the internal costs of employees directly related to the delivery of an item that cannot be accounted for separately from the undelivered items for certain of the Company’s significantly customized software sales or other long-term in nature projects. These costs are recognized as cost of revenues ratably over the same period that deferred revenue is recognized as revenues. The Company analyzes the recoverability of these costs each reporting period.
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
Advertising Costs
All advertising costs are expensed as incurred. Advertising expense includes costs associated with direct marketing but does not include the cost of attendance at events or trade shows. Advertising expense, which is included in sales and marketing expense, totaled $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

The Company issues restricted stock awards where restrictions lapse upon the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For stock awards that contain market vesting conditions the Company recognizes compensation cost over the original estimate of the derived service period, based on its initial valuation analysis regardless of market performance. For stock awards that contain performance or market vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
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
Earnings Per Share
Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss income by the weighted-average number of common shares outstanding for the period.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share data)
Calculation of basic and diluted net loss per share:
Net loss	$(9,903)	$(2,333)	$(11,789)
Net loss per common share:
Basic	(0.29)	(0.07)	(0.35)
Diluted	(0.29)	(0.07)	(0.35)
Weighted-average shares outstanding-common stock, basic and diluted	33,689,660	34,443,126	33,244,798
The Company uses the two-class method for earning allocations between the Company's restricted stock awards, as they are a participating security, and the Company's common stock. The dilutive effect of stock options and restricted stock of 1,007,602, 688,659 and 1,547,077 were not included in the computation of diluted net loss per common share for the years ended December 31, 2014, 2013 and 2012, respectively, as their effect would be anti-dilutive.

Recent Pronouncements
In April 2014, FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in this update also require expanded disclosures for discontinued operations. In addition, for individually significant components of an entity that does not qualify for discontinued operations reporting, the Update requires the entity to disclose the pretax profit or loss of the component. Publicly-traded entities are required to prospectively apply this guidance for all disposals (or classifications as held for sale) of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the new standard and the impact of the Company's adoption of this standard on January 1, 2015.
In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on January 1, 2017 (i.e., beginning with the first quarter 2017 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the calendar year 2016 and 2015 financial statements would be adjusted to reflect the effects of applying the new standard to those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2017 to new contracts and those contracts that are not yet complete at January 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. The Company is currently evaluating the methods of adoption allowed by the new standard and the impact the standard is expected to have on the Company's financial statements and related disclosures.

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
The acquisition of MdotLabs resulted in goodwill of approximately $3.2 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after determining the fair value for net assets and identifiable intangible assets acquired. The amount recorded as goodwill is consistent with the Company’s intentions for the acquisition of MdotLabs. The Company acquired MdotLabs to enhance its capabilities in the marketplace for identification and eradication of non-human traffic.
Definite-lived intangible assets, consisting of MdotLabs developed technology, was assigned a value of $0.7 million and a useful life of five years. No value was assigned to customer relationships or trade name.
Included in revenue for the period from August 4, 2014 to December 31, 2014 was $0.2 million related to MdotLabs.

The purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$517
Accounts Receivable, net	233
Prepaid expenses and other current assets	1
Property and equipment, net	10
Accounts payable	(98)
Accrued expenses	(92)
Net tangible assets acquired	571
Definite-lived intangible assets acquired	722
Goodwill	3,207
Total purchase price	$4,500
There were $0.1 million in transaction related costs for the year ended December 31, 2014.

4. Asset Disposition
Disposition of the ARSgroup
In 2013, the Company and its wholly-owned subsidiary RSC The Quality Measurement Company (also known as ARSgroup), sold certain assets related to its ARS Non-Health Copy-Testing and Equity Tracking business to MSW.ARS LLC, a Delaware limited liability company ("Buyer").
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
As a result of the disposition, during the three months ended March 31, 2013, the Company recorded a gain on the disposition of $0.2 million, determined as follows (in thousands):

Cash proceeds received at closing, net	$160
Proceeds receivable (placed in escrow)	750
Fair value of licensed intellectual property	1,182
2,092
Carrying value of assets disposed	(1,436)
Goodwill allocated to disposition	(289)
Fair value of accelerated equity awards	(157)
Gain on disposition	$210
There were no material asset dispositions during the years ended December 31, 2014 and 2012.

5.	Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31,
	2014	2013
	(In thousands)
Computer equipment	$72,402	$60,673
Computer software, including internal-use software of $3,331 and $0, respectively	10,260	5,764
Office equipment and furniture	5,579	5,156
Automobiles	1,440	1,644
Leasehold improvements	15,835	15,785
Total, including capital leases of $56,419 and $43,776, respectively	105,516	89,022
Less: accumulated depreciation and amortization, including capital leases of $31,510 and $22,430, respectively	(63,151)	(51,027)
	$42,365	$37,995
During the years ended December 31, 2014 and 2013, the Company capitalized $0.1 million and $2.3 million respectively, of leasehold improvements, furniture and fixtures and office equipment associated with landlord allowances received in connection with its Reston, New York and London office leases (see Note 9).
For the years ended December 31, 2014, 2013 and 2012, total depreciation expense was $18.0 million, $16.8 million and $14.2 million, respectively.

6.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the year ended December 31, 2014 is as follows (in thousands):

Balance as of January 1, 2013	$102,900
Goodwill allocated to ARS disposition	(289)
Translation adjustments	703
Balance as of December 31, 2013	103,314
Acquisition of MdotLabs	3,207
Translation adjustments	(2,996)
Balance as of December 31, 2014	$103,525
The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$6,612	$(5,180)	$1,432	$7,770	$(5,471)	$2,299
Customer relationships	19,201	(12,970)	6,231	35,774	(15,346)	20,428
Panel	1,617	(1,521)	96	1,650	(1,316)	334
Intellectual property	13,562	(5,528)	8,034	13,576	(3,999)	9,577
Trade names	1,690	(1,690)	—	2,904	(2,604)	300
	$42,682	$(26,889)	$15,793	$61,674	$(28,736)	$32,938
Amortization expense related to intangible assets was approximately $7.2 million, $8.0 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The weighted-average remaining amortization period by major asset class as of December 31, 2014, is as follows:

(In years)
Acquired methodologies/technology	2.7
Customer relationships	2.5
Panel	0.4
Intellectual property	6.7
The estimated future amortization of acquired intangible assets as of December 31, 2014 is as follows:

(In thousands)
2015	$5,037
2016	4,034
2017	3,070
2018	1,108
2019	518
Thereafter	2,026
$15,793

During the year ended December 31, 2014, the Company received several letters of intent from unrelated third-parties to purchase its mobile operator analytics division "CSWS". As of December 31, 2014, the Company determined that it had met the held for sale criteria as defined in Accounting Standard Codification 360: Property, Plant, and Equipment. As such, the Company presents assets and liabilities held for sale related to CSWS on its Consolidated Balance Sheet. However, CSWS does not qualify for discontinued operations financial presentation, as it expects to have continuing involvement with CSWS by providing certain services to the buyer. The Company recorded a $9.7 million impairment charge during the year ended December 31, 2014, which reduced the carrying amount of CSWS intangible assets to zero and was calculated as the difference between the letters of intent that the Company has received and the carrying value of CSWS.

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

7.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2014	2013
	(In thousands)
Payroll and payroll related	$11,453	$9,213
Stock-based compensation	7,177	6,061
Cost of revenues	6,261	5,641
Income, sales and other taxes	4,460	4,716
Professional fees	2,109	3,066
Other	5,752	4,775
	$37,212	$33,472

8.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $12.5 million, of which the Company can utilize approximately $7.4 million as of December 31, 2014, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to February 28, 2015. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2015	$14,307
2016	9,994
2017	3,454
2018	66
2019	19
Total minimum lease payments	27,840
Less amount representing interest	(1,415)
Present value of net minimum lease payments	26,425
Less current portion	13,353
Capital lease obligations, long-term	$13,072
During the years ended December 31, 2014, 2013 and 2012, the Company acquired $14.9 million and $14.4 million, and $7.8 million respectively, in computer hardware and software through the issuance of capital leases. This non-cash investing activity has been excluded from the consolidated statement of cash flows, as it pertains to the purchase of property and equipment.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks (the "Lenders"). Bank of America, N.A. (“Bank of America”) is the administrative agent, and lead lender of this Revolving Credit Facility. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. On June 23, 2014, the Company executed the First Amendment to the Credit Agreement. This amendment reset the equity repurchase limit to $50.0 million and permits the Company to repurchase equity interests in the Company outside the $50.0 million limit during the remainder of the five-year revolver term, provided that certain financial thresholds are met.
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
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of December 31, 2014 the Company was in full compliance with all covenants contained in the Credit Agreement and remains so as of the date of this report.
As of December 31, 2014, the Company did not have an outstanding balance under the Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of December 31, 2014, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

9.	Commitments and Contingencies
Leases
In addition to equipment financed through capital leases, the Company is obligated under various noncancelable operating leases for office facilities and equipment. These leases generally provide for renewal options and escalation increases. Future minimum payments under noncancelable lease agreements with initial terms of one year or more are as follows:

(In thousands)
2015	$10,316
2016	9,471
2017	9,201
2018	8,478
2019	7,385
Thereafter	21,182
Total minimum lease payments	$66,033
Total rent expense, under non-cancellable operating leases, was $9.0 million, $8.9 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
During the years ended December 31, 2014 and 2013, the Company recorded $0.1 million and $2.3 million, respectively, of deferred rent and capitalized assets as a result of landlord allowances in connection with its Reston, New York and London office leases. The deferred rent will be applied to rent expense recognized by the Company over the lease terms.
Contingencies
In June 2013 the Company settled certain patent litigation lawsuits that we initiated against certain third-parties. The Company recognized a net gain of $1.4 million and $0.8 million, respectively, during 2013 and 2014 related to these settlements.

On August 23, 2011, the Company received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by the Company of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act.  On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, the Company and the plaintiffs proposed a tentative settlement subject to approval by the District Court, and on October 1, 2014, the Court issued its final approval of those terms.  comScore was required to establish a $14 million settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses will be paid. The Company and its insurers contributed to the fund.  The settlement also requires the Company to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. During the year ended December 31, 2014, the Company recorded a loss of $3.5 million related to the settlement.
From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of current matters, if any will not materially affect the Company’s consolidated financial position or results of operations.

10.	Income Taxes
The components of (loss) income before income tax for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$(7,323)	$1,943	$(6,350)
Foreign	(7,895)	150	(3,065)
Total	$(15,218)	$2,093	$(9,415)
Income tax (benefit) provision is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$4,812	$152	$(70)
State	1,224	373	114
Foreign	1,713	1,520	1,434
Total	7,749	2,045	1,478
Deferred:
Federal	(8,858)	3,518	1,278
State	(4,073)	392	(635)
Foreign	(133)	(1,529)	253
Total	(13,064)	2,381	896
Income tax (benefit) provision	$(5,315)	$4,426	$2,374

A reconciliation of the statutory United States income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	8.7	23.8	3.6
Nondeductible items	(6.9)	56.9	(15.5)
Foreign rate differences	(25.9)	96.5	(2.9)
Change in statutory tax rates	(0.5)	4.3	(0.9)
Change in valuation allowance	0.2	(144.8)	(10.6)
Stock compensation shortfalls	—	41.2	(4.3)
True-ups and other adjustments	1.7	(5.7)	(0.4)
Subpart F income recapture	—	96.3	—
Market-based stock awards	—	—	(27.8)
Outside basis differences	23.1	—	—
Foreign tax withholding	(0.2)	4.3	(0.8)
Uncertain tax positions	(0.3)	3.7	(0.6)
Effective tax rate	34.9%	211.5%	(25.2)%
The Company recognized an income tax benefit of approximately $5.3 million during the year ended December 31, 2014, which is comprised of current tax expense of $6.0 million related to federal and state income tax liabilities, $1.7 million of foreign income tax expense, and a deferred tax benefit of approximately $13.1 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total current tax expense of $7.7 million is $5.8 million of non-cash tax expense related to excess tax benefits from stock-based compensation. Also, included within the total deferred tax benefit of $13.1 million is a $3.5 million deferred tax benefit related to the establishment of a deferred tax asset for the outside basis difference of our investment in CSWS as the Company expects to realize the asset in the foreseeable future due to the assets being held for sale.
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
The Company recognized income tax expense of approximately $2.4 million during the year ended December 31, 2012, which is comprised of current tax expense of $0.1 million related to federal alternative minimum tax and state income tax liabilities, $1.4 million of foreign income tax expense, and a deferred tax expense of approximately $0.9 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total deferred tax expense of $0.9 million is $2.6 million of deferred tax expense associated with the write-off of a deferred tax asset related to certain market-based stock awards that will never be realized due to the expiration of the stock awards prior to vesting.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$4,575	$6,658
Capital loss carryforwards	812	778
Tax credits	—	1,817
Allowance for doubtful accounts	682	506
Accrued salaries and benefits	2,584	724
Deferred revenues	1,632	922
Capital leases	10,829	8,955
Deferred compensation	12,036	7,170
Deferred rent	4,593	4,937
Outside basis differences	3,512	—
Intangible assets	4,072	—
Transaction costs	1,577	365
Other	782	653
Gross deferred tax assets	47,686	33,485
Valuation allowance	(930)	(1,197)
Net deferred tax assets	46,756	32,288
Deferred tax liabilities:
Intangible assets	—	(752)
Property and equipment	(11,130)	(9,387)
Subpart F income recapture	(2,409)	(2,310)
Prepaid maintenance	(252)	(317)
Other	(802)	(81)
Total deferred tax liabilities	(14,593)	(12,847)
Net deferred tax asset	$32,163	$19,441

As of December 31, 2014 and 2013, the Company had valuation allowances of $0.9 million and $1.2 million, respectively, against certain deferred tax assets. The valuation allowance as of December 31, 2014 relates to the deferred tax assets (primarily net operating loss carryforwards) of a foreign subsidiary that is a loss company, the U.S. capital loss carryforwards and certain state net operating loss carryforwards. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that any such reduction of or addition to the Company’s valuation allowance may have a material impact on the Company’s results from operations.
As of December 31, 2013, the Company concluded that it was not more-likely-than-not that a portion of its deferred tax assets related to certain state and foreign net operating losses would be realized and that an increase to the valuation allowance of $0.1 million was necessary. The Company also concluded that it was more-likely-than-not that a substantial portion of our deferred tax assets in certain other foreign jurisdictions, primarily the Netherlands, would be realized and determined that it was appropriate to release valuation allowances of $2.9 million. In making that determination, the Company considered the income generated in these foreign jurisdictions during 2013, the guaranteed profit margins in place for these entities as a result of the Company's transfer pricing model, the tax impact of the restructuring that is currently being implemented, the current overall economic environment, and the projected income of these entities in future years. In addition, during 2013, the Company wrote-

off certain deferred tax assets related to net operating losses that will never be realized. As these deferred tax assets had a full valuation allowance recorded against them, the associated valuation allowance of $0.1 million was released.
The following is a summary of activities in the deferred tax asset valuation allowance for the fiscal years indicated:

	December 31,
	2014	2013
	(In thousands)
Deferred Tax Valuation Allowance
Beginning Balance	$(1,197)	$(4,045)
Additions	—	(132)
Reductions	267	2,980
Ending Balance	$(930)	$(1,197)
As of December 31, 2014, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $27.8 million and $34.1 million, respectively. As of December 31, 2013, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $37.2 million and $38.3 million, respectively. These net operating loss carryforwards begin to expire in 2023 for federal income tax purposes and begin to expire in 2015 for state income tax purposes. At December 31, 2014, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $15.0 million, which begins to expire in 2017. In addition, at December 31, 2014, the Company had alternative minimum tax credit carryforwards of $1.7 million which can be carried forward indefinitely and research & development credit carryforwards of $0.7 million which begin to expire in 2025.
The exercise of certain stock options and the vesting of certain restricted stock awards during the years ended December 31, 2014 and 2013 generated income tax deductions equal to the excess of the fair market value over the exercise price or grant date fair value, as applicable. A deferred tax asset cannot be recognized for the excess of tax over book stock compensation deductions until the tax deductions reduce current income taxes payable. Since the Company has not historically paid income tax in jurisdictions where these excess tax deductions arise, a deferred tax asset related to the additional net operating losses generated from the windfall tax deductions associated with the exercise of these stock options and the vesting of the restricted stock awards has not been recorded in the accompanying consolidated financial statements. As of December 31, 2014 and December 31, 2013, the cumulative amounts of net operating losses relating to such option exercises and vesting events that have been included in the gross net operating loss carryforwards above are $24.1 million and $32.5 million, respectively. As the Company utilizes these net operating losses to reduce current income taxes payable, the tax benefit will be recorded as an increase in additional paid-in capital. During the years ended December 31, 2014 and 2013, the Company recognized windfall tax benefits of approximately $5.8 million and $0.1 million, respectively, which were recorded as an increase to additional paid-in capital.
During the year ended December 31, 2013, certain stock options were exercised and certain shares related to restricted stock awards vested at times when the Company’s stock price was substantially lower than the fair value of those shares at the time of grant. As a result, the income tax deduction related to such shares is less than the expense previously recognized for book purposes. Such shortfalls reduce additional paid-in capital to the extent windfall tax benefits have been previously recognized. As described above, the Company recognized a portion of the windfall tax benefits in 2013 and recorded an increase to additional paid-in capital. Therefore, $0.1 million of shortfalls was not included in income tax expense but reduced additional paid-in capital for the year ended December 31, 2013. The remaining impact of the shortfalls totaling $0.9 million was included in income tax expense.
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
The Company intends and has the ability to indefinitely reinvest the undistributed earnings from its foreign subsidiaries. As of December 31, 2014, the Company has not recorded U.S. income tax expense related to undistributed foreign earnings of approximately $8.8 million.

For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. As a result, the Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. As of December 31, 2014, 2013 and 2012, the Company had unrecognized tax benefits of $1.4 million, all of which would affect the Company’s tax rate if recognized. The Company anticipates that approximately $0.2 million of unrecognized tax benefits will reverse during the next year due to the filing of related tax returns and the expiration of statutes of limitation. The changes in the liability for unrecognized income tax benefits as of December 31, 2014, 2013 and 2012 resulted from the following:

	December 31,
	2014	2013	2012
	(In thousands)
Unrecognized tax benefits beginning balance	$1,443	$1,418	$1,386
Increase related to tax positions of prior years	70	36	69
Increase related to tax positions of the current year	42	45	4
Decrease related to tax positions of prior years	(36)	(21)	(27)
Decrease due to settlements	—	(4)	—
Decrease due to lapse in statutes of limitations	(59)	(31)	(14)
Unrecognized tax benefits ending balance	$1,460	$1,443	$1,418
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, accrued interest and penalties on unrecognized tax benefits were $0.6 million and $0.7 million, respectively. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2011 or state and local tax examinations by tax authorities for years before 2010, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

11.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of December 31, 2014 and December 31, 2013, the Plans provided for the issuance of a maximum of approximately 11.4 million shares and 9.9 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s board of directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been ratably over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2014, the shares available for grant increased by 1,408,642 pursuant to the automatic share reserve increase provision under the Plans. Accordingly, as of December 31, 2014, a total of 1,563,114 shares were available for future grant under the 2007 Plan.
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

During the three months ended December 31, 2014, the Company granted market-based options and restricted units to its named executive officers and other key management personnel of 1,969,453 and 283,356, respectively.
These market-based grants were designed to motivate management to drive enterprise value toward a significantly higher market capitalization over the next three years. In addition, the 30-day price average and bifurcated vesting provisions described below were intended to promote sustainability of the achievement.
The awards were granted effective as of November 7, 2014, with an exercise price and fair value at the time of grant of $42.92 per share, the closing price of the Company’s common stock as reported by the NASDAQ Global Market on November 7, 2014. Each of the awards is subject to market-based vesting, as follows:

•
66% of the shares subject to each option award, and 48% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $48 per share for a consecutive thirty-day period prior to November 7, 2017. Such target represents a 25% increase over the 30-day average closing price of the Company’s common stock as reported by the NASDAQ Global Market ending on the date of award.

•
10% of the shares subject to each option award, and 10% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $50 per share for a consecutive thirty-day period prior to November 7, 2017.

•
14% of the shares subject to each option award, and 22% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $55 per share for a consecutive thirty-day period prior to November 7, 2017.

•
10% of the shares subject to each option award, and 20% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $60 per share for a consecutive thirty-day period prior to November 7, 2017.

During the three months ended March 31, 2012, the Company granted 210,000 time-based restricted stock awards to the Company's former Chief Executive Officer that vest ratably over three years and 380,000 time-based restricted stock awards to members of executive management that vest ratably over four years. In addition, the Company granted its Executive 580,000 shares of the Company's common stock in the form of restricted stock and restricted stock units (the “Performance Award”). The Performance Award represents the maximum number of shares that can vest over a three year period. The Performance Awards vested and will vest based on achievement of revenue and adjusted EBITDA goals during 2012, 2013 and 2014, with the revenue and adjusted EBITDA milestones each carrying a 50% weight. Assuming achievement of 100% of the target performance metrics in each case over a three-year period, the Executive would be eligible to vest in 290,000 total shares, and in any given year 96,666 shares. Assuming achievement of 200% of the target performance metrics in each case over a three-year period, the maximum number permitted under the arrangement, the Executive would be eligible to vest in 580,000 total shares, and in any given year, 193,334 shares. During the year ended December 31, 2013, no stock options were granted.
The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2014 and a discussion of the Company’s assumptions. No stock options were issued during the years ended December 31, 2013 or December 31, 2012.

Year Ended December 31,
2014
Dividend yield	0.00%
Expected volatility	34.11%
Risk-free interest rate	0.96%
Expected life of options (in years)	3.00
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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.
A summary of the Plans is presented below:

	Number of shares	Weighted- Average Exercise Price
Options outstanding January 1, 2012	1,507,519	$13.02
Options granted	—	—
Options exercised	(367,234)	0.65
Options forfeited	(1,048,478)	18.12
Options expired	(1,255)	2.79
Options outstanding December 31, 2012	90,552	4.38
Options granted	—	—
Options exercised	(52,063)	4.37
Options forfeited	—	—
Options expired	(255)	9.73
Options outstanding December 31, 2013	38,234	4.37
Options granted (1)	1,969,453	42.92
Options exercised	(27,242)	3.96
Options forfeited	—	—
Options expired	(137)	9.29
Options outstanding at December 31, 2014	1,980,308	$42.71
Options exercisable at December 31, 2014	10,855	$5.34
(1) Weighted-average grant date fair value of options granted during the year ended December 31, 2014 was $8.68. There were no options granted during the years ended December 31, 2013 and 2012.
The following table summarizes information about options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.09 - $4.25	4,636	$4.17	0.86	4,636	$4.17	0.86
$4.26 - $7.50	4,545	$5.06	1.23	4,545	$5.06	1.23
$7.51 - $13.66	1,674	$9.35	2.39	1,674	$9.35	2.39
$42.92	1,969,453	$42.92	9.86	—	$—	—
	1,980,308	42.71	9.81	10,855	$5.34	1.25
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $1.0 million and $5.0 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable were $7.4 million and $0.4 million, respectively, under the Company’s stock plans as of December 31, 2014. The weighted average remaining contractual lives for all options outstanding and exercisable were 9.81 years and 1.25 years, respectively, under the Company’s stock plans as of December 31, 2014. As of December 31, 2014, total unrecognized compensation expense related to outstanding options and exercisable options was $11.8 million and zero, respectively, which will be fully recognized during 2015.

The Company's nonvested stock awards are comprised of restricted stock and restricted stock units. The restricted stock only represents participating securities. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates their employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original cash purchase price paid by the employee, if any. During the year ended December 31, 2014, 34,671 shares of restricted stock were forfeited and were subsequently retired. A summary of the status for nonvested stock awards as of December 31, 2014 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	1,385,420	419,094	1,804,514	$19.75
Granted	1,706,900	445,368	2,152,268	20.84
Vested	(888,707)	(168,215)	(1,056,922)	18.81
Forfeited	(233,903)	(229,423)	(463,326)	21.34
Nonvested at December 31, 2012	1,969,710	466,824	2,436,534	$20.82
Granted	484,052	1,025,065	1,509,117	19.95
Vested	(1,196,792)	(200,651)	(1,397,443)	17.91
Forfeited	(206,360)	(156,312)	(362,672)	20.71
Nonvested at December 31, 2013	1,050,610	1,134,926	2,185,536	$22.10
Granted	233,547	912,606	1,146,153	33.07
Vested	(772,493)	(467,829)	(1,240,322)	24.59
Forfeited	(34,671)	(169,122)	(203,793)	24.35
Nonvested at December 31, 2014	476,993	1,410,581	1,887,574	$26.88
The aggregate intrinsic value for all non-vested shares of restricted common stock and restricted stock units outstanding as of December 31, 2014 was $87.6 million. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 was $41.2 million, $25.9 million and $21.2 million, respectively. The weighted-average remaining contractual life for all non-vested shares of restricted common stock and restricted stock units as of December 31, 2014 was 1.2 years.
The Company granted nonvested stock awards at no cost to recipients during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $27.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 1,240,322 shares of the Company’s restricted stock and restricted stock units vesting during the year ended December 31, 2014, the Company repurchased 474,115 shares at an aggregate purchase price of approximately $15.7 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.
Shares Reserved for Issuance
At December 31, 2014, the Company had reserved for future issuance the following shares of common stock upon the exercise of options and warrants:

Common stock available for future issuances under the Plans	1,563,114
Common stock reserved for outstanding options and restricted stock units	3,390,889
4,954,003
Unregistered Sales of Equity Securities
None

12.	Share Repurchases
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
As part of this share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases were determined at the Company's discretion, and the share repurchase program may have been suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during year ended December 31, 2014 under the June 2013 share repurchase program were as follows:

Year Ended December 31, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	1,237,572
Average price paid per share	$29.33
Total value of shares repurchased (as measured at time of repurchase)	$36.3
June 2014 Share Repurchase Program
On June 5, 2014 the Company announced that its board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. As of December 31, 2014, there were $49.1 million remaining under the share repurchase program.
As part of the share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the year ended December 31, 2014 under the June 2014 share repurchase program were as follows:

Year Ended December 31, 2014
(Amounts in millions, except share and per share data)
Total number of shares repurchased	23,865
Average price paid per share	$37.71
Total value of shares repurchased (as measured at time of repurchase)	$0.9

13.	Employee Benefit Plans
The Company has a 401(k) Plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company made approximately $0.6 million, $0.5 million and $0.5 million in contributions to the 401(k) Plan for the years ended December 31, 2014, 2013 and 2012, respectively.

14.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for each year is set forth below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$232,109	$202,743	$183,380
Europe	56,760	49,480	43,456
Canada	13,530	12,655	11,625
Other	26,752	21,982	16,732
Total Revenues	$329,151	$286,860	$255,193
The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each year is set forth below:

	December 31,
	2014	2013
	(In thousands)
United States	$38,240	$32,370
Europe	3,375	4,655
Canada	195	256
Other	555	714
Total	$42,365	$37,995

15.	Quarterly Financial Information (Unaudited)

	2014
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Revenues	$76,899	$80,013	$82,136	$90,103
Cost of revenues (1)	23,441	23,232	24,491	26,303
Selling and marketing (1)	26,066	26,600	26,125	24,734
Research and development (1)	12,477	12,931	13,784	21,172
General and administrative (1)	13,344	14,642	14,966	19,971
Amortization of intangible assets	1,955	1,919	1,912	1,444
Gain on asset disposition	—	—	—	—
Settlement of litigation	(80)	2,940	(80)	(80)
Impairment of intangible assets	—	—	6,942	2,780
Total expenses from operations	77,203	82,264	88,140	96,324
Loss from operations	(304)	(2,251)	(6,004)	(6,221)
Interest and other expense, net	(203)	(304)	(382)	(358)
Gain (loss) from foreign currency transactions	(153)	(164)	570	556
Loss before income taxes	(660)	(2,719)	(5,816)	(6,023)
(Provision) benefit for income taxes	(122)	(481)	2,555	3,363
Net loss	$(782)	$(3,200)	$(3,261)	$(2,660)
Net loss available to common stockholders per common share:
Basic	$(0.02)	$(0.09)	$(0.10)	$(0.08)
Diluted	$(0.02)	$(0.09)	$(0.10)	$(0.08)
Weighted-average number of shares used in per share calculations:
Basic	33,822,835	33,688,945	33,502,533	33,649,201
Diluted	33,822,835	33,688,945	33,502,533	33,649,201
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$725	$1,002	$944	$1,336
Selling and marketing	2,396	3,667	3,128	1,587
Research and development	725	856	999	2,030
General and administrative	3,377	3,535	5,088	10,578

	2013
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
Revenues	$68,848	$69,911	$71,606	$76,495
Cost of revenues (1)	22,554	21,610	21,603	24,196
Selling and marketing (1)	24,458	25,491	24,255	25,743
Research and development (1)	10,223	9,803	10,441	10,558
General and administrative (1)	9,012	11,238	12,492	13,707
Amortization of intangible assets	2,151	1,936	1,956	1,914
Gain on asset disposition	(210)	—	(4)	—
Settlement of litigation	—	(1,160)	—	(200)
Total expenses from operations	68,188	68,918	70,743	75,918
Income from operations	660	993	863	577
Interest and other expense, net	(164)	(168)	(238)	(368)
Gain (loss) from foreign currency transactions	(340)	93	82	103
Income before income taxes	156	918	707	312
Provision for income taxes	(2,179)	(1,316)	(789)	(142)
Net income (loss)	$(2,023)	$(398)	$(82)	$170
Net loss available to common stockholders per common share:
Basic	$(0.06)	$(0.01)	$—	$—
Diluted	$(0.06)	$(0.01)	$—	$—
Weighted-average number of shares used in per share calculations:
Basic	34,113,786	34,414,301	34,502,456	35,487,041
Diluted	34,113,786	34,414,301	34,502,456	35,770,458
(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$716	$832	$887	$911
Selling and marketing	2,813	3,219	2,487	2,543
Research and development	614	602	947	858
General and administrative	856	2,493	2,922	3,335

16.	Subsequent Event

Strategic Alliance and Acquisition
On February 11, 2015 the Company entered into material definitive agreements with WPP plc ("WPP"). The agreements provide for: 1) a strategic alliance between the Company and WPP, and its affiliates, including The Kantar Group; 2) the acquisition of a portion of WPP's internet audience measurement business in Europe for 4.45% of the Company's outstanding shares ("consideration shares"). Further, WPP has commenced a tender offer to purchase up to 15.45% of the Company's common stock. If the consideration shares plus the shares purchased in the tender offer does not result in WPP obtaining a minimum of 15% of the Company's common stock, the Company is obligated to issue shares to ensure WPP achieves a total ownership percentage of 15%. The shares, if any, will be sold by the Company to WPP at the tender offer price of $46.13. The Company expects to close on these agreements over the following months upon the resolution of customary closing conditions.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, an independent registered public accounting firm, which audits our consolidated financial statements, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014 included at the end of this section.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of comScore, Inc.
We have audited comScore, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). comScore, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, comScore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of comScore, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of comScore, Inc. and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2015

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014. Certain information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,390,889	$5.34	1,563,114	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	3,390,889	$5.34	1,563,114

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
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, anticipated to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial statements and reports of our independent registered public accounting firm. See (i) Index to Consolidated Financial Statements at Item 8 and (ii) Item 9A of this Annual Report on Form 10-K.
(2) All other schedules, for which provision is made in the applicable accounting regulations of the SEC, are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 of Part II of this Annual Report on Form 10-K.
(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(1)	Specimen Common Stock Certificate (Exhibit 4.1)

10.1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(2)	2007 Equity Incentive Plan, as amended and restated September 8, 2014 (Exhibit 10.2)

10.3(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10.4(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10.5(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10.6(3)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10.7(4)*	Transition Agreement, dated May 5, 2014, by and between the Registrant and Kenneth J. Tarpey (Exhibit 10.1)

10.8(2)
Form of Change of Control and Severance Agreement entered into between the Registrant and each of Serge Matta, Melvin Wesley III, Magid M. Abraham, Gian M. Fulgoni and Cameron Meierhoefer (Exhibit 10.1)

10.9(5)
Credit Agreement among comScore, Inc., the subsidiaries of comScore, Inc. identified therein. Bank of America, N.A., Suntrust Bank, and the other lenders party thereto, dated September 26, 2013 (Exhibit 10.1)

10.10(5)	Security and Pledge Agreement among comScore, Inc., the subsidiaries of comScore, Inc. party thereto and Bank of America, N.A., dated September 26, 2013 (Exhibit 10.2)

10.11(6)	Patent Purchase, License and Settlement Agreement by and among the Company, The Nielsen Company (US) LLC and NetRatings LLC, dated December 20, 2011 (Exhibit 10.1)

10.12(6)	Purchase Agreement by and among the Company and The Nielsen Company (US) LLC dated December 20, 2011(Exhibit 10.2)

10.13(6)	Voting Agreement by and among the Company and The Nielsen Company (US) LLC dated December 20, 2011 (Exhibit 10.3)

10.14(7)	Summary of 2013 Named Executive Officer Incentive Compensation Policy (Exhibit 10.1)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

Exhibit No.	Exhibit Document

24.1	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document+

101.2	XBRL Taxonomy Extension Schema Document+

101.3	XBRL Taxonomy Extension Calculation Linkbase Document+

101.4	XBRL Taxonomy Extension Definition Linkbase Document+

101.5	XBRL Taxonomy Extension Label Linkbase Document+

101.6	XBRL Taxonomy Extension Presentation Linkbase Document+

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Confidential treatment has been requested for a portion of this exhibit.

(1)
Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)
Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed October 29, 2014 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(3)
Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed February 5, 2008 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(4)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2014 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(5)
Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013, filed October 29, 2013 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(6)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed December 21, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(7)
Incorporated by reference to the exhibits to the Registrant’s amended Quarterly Report on Form 10-Q, filed May 13, 2013 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/S/ SERGE MATTA
Serge Matta
President, Chief Executive Officer and Director
February 20, 2015
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Serge Matta and Melvin Wesley, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, with full power of each to act alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SERGE MATTA	President, Chief Executive Officer and Director	February 20, 2015
Serge Matta	(Principal Executive Officer)

/S/ MELVIN WESLEY III	Chief Financial Officer	February 20, 2015
Melvin Wesley III	(Principal Financial and Accounting Officer)

/S/ MAGID M. ABRAHAM	Executive Chairman of the Board of Directors	February 20, 2015
Magid M. Abraham, Ph.D.

/S/ GIAN M. FULGONI	Chairman Emeritus and Director	February 20, 2015
Gian M. Fulgoni

/S/ RUSSELL FRADIN	Director	February 20, 2015
Russell Fradin

/S/ WILLIAM J. HENDERSON	Director	February 20, 2015
William J. Henderson

/S/ WILLIAM KATZ	Director	February 20, 2015
William Katz

/s/ RONALD J. KORN	Director	February 20, 2015
Ronald J. Korn

/s/ JOAN LEWIS	Director	February 20, 2015
Joan Lewis