Form 10-K/A
period 2014-12-31
COMSCORE, INC.
filed 2015-04-24
CIK 1158172

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 23, 2015, there were 40,512,319 shares of the registrant’s common stock outstanding.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends comScore, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission, or SEC, on February 20, 2015 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2014, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
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

COMSCORE, INC.
AMENDMENT NO. 1
to
ANNUAL REPORT ON FORM 10-K/A
FOR THE PERIOD ENDED DECEMBER 31, 2014
TABLE OF CONTENTS

Page
Part III	1
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	5
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13. Certain Relationships and Related Transactions, and Director Independence	42
Item 14. Principal Accounting Fees and Services	43

PART IV	39
Item 15. Exhibits, Financial Statement Schedules	45

SIGNATURES	48

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth the names and ages of our executive officers and directors as of April 24, 2015:

Name	Age	Position
Serge Matta	40	President, Chief Executive Officer and Director
Magid M. Abraham, Ph.D.	56	Executive Chairman of the Board of Directors
Gian M. Fulgoni	67	Chairman Emeritus and Director
Melvin Wesley III	43	Chief Financial Officer
Cameron Meierhoefer	43	Chief Operating Officer
Christiana L. Lin	45	Executive Vice President, General Counsel and Chief Privacy Officer
Michael A. Brown	45	Chief Technology Officer
Russell Fradin(1)(2)	38	Director
William J. Henderson(1)(2)(3)	67	Director
William Katz(1)(2)	60	Director
Ronald J. Korn(3)	75	Director
Joan M. Lewis(3)	49	Director

(1)	Member of Nominating and Governance Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

Executive Officers and Executive Directors
Serge Matta has served as a member of our Board of Directors since April 2014, as our Chief Executive Officer since March 2014 and as our President since June 2013. From May 2012 to June 2013, Mr. Matta served as President, Commercial Solutions. From March 2012 to May 2012, he served as President, Mobile and Operator Solutions and prior to that, from January 2010 to March 2012, Executive Vice President, overseeing our worldwide Telecommunications and Mobile practice. Prior to joining the Company in 2000, Mr. Matta held positions at MicroStrategy within the consulting group. Mr. Matta holds a B.S. degree in Finance from George Mason University and an M.B.A. from American University. Mr. Matta's leadership position and experience with our company coupled with his management abilities and his extensive knowledge of our industry qualify him to serve as a member of our Board of Directors.
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
Gian M. Fulgoni, one of our co-founders, has served as our Chairman Emeritus since March 2014. Mr. Fulgoni previously served as Executive Chairman of our Board of Directors from 1999 to March 2014 and has been a member of our Board of Directors since 1999. Prior to co-founding comScore, Mr. Fulgoni was employed by Information Resources, Inc., where he served as President from 1981 to 1989, Chief Executive Officer from 1986 to 1998 and Chairman of the board of directors from 1991 until 1995. Mr. Fulgoni has served on the board of directors of PetMed Express, Inc. since 2002 and previously served on its board from August 1999 through November 2000. Mr. Fulgoni also served on the board of directors of the Advertising Research Foundation, an industry research organization, from 2008 to 2014. He also served on the board of directors of Platinum Technology, Inc. from 1990 to 1999, U.S. Robotics, Inc. from 1991 to 1994, and Yesmail.com, Inc. from 1999 to 2000. Educated in the United Kingdom, Mr. Fulgoni holds an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester. Mr. Fulgoni's strategic vision, long history as a co-founder and member of our Board of Directors, extensive knowledge of our business and experience as a director at other technology companies qualify him to serve as a member of our Board of Directors.
Melvin Wesley III has served as our Chief Financial Officer since August 2014. From January 2013 to December 2013, he served as Chief Financial Officer of Mandiant Corporation, a provider of advanced endpoint security products and security incident response management solutions. He stayed on as CFO, Global Services and Cloud Solutions at FireEye after the company acquired Mandiant in December 2013. From December 2004 to January 2013, Mr. Wesley was Senior Vice President and Chief Financial Officer of OPNET Technologies, a publicly traded company that provided application and network performance solutions. He served as Corporate Controller for OPNET from June 2004 to November 2004. Previously, Mr. Wesley served as Corporate Controller for SteelCloud, Inc. and as Assistant Controller for Learning Tree International, Inc., both publicly traded companies in the technology sector. He holds a B.S. in Accounting and an MBA from George Mason University and is licensed as a Certified Public Accountant in Virginia.
Cameron Meierhoefer has served as our Chief Operating Officer since March 2012. Previously, he held various senior positions at comScore. Most recently he served as Executive Vice President of Custom Analytics from January 2009 to March 2012 and as Senior Vice President of Custom Analytics from January 2006 to January 2009. Prior to joining comScore in 2001, he helped build PC Data Online, a division of the market research firm PC Data Inc. Mr. Meierhoefer holds a B.S. from Columbia University and a M.S. from the Georgia Institute of Technology.
Christiana L. Lin has served as our Executive Vice President, General Counsel and Chief Privacy Officer since August 2009. Previously, she served as our General Counsel and Chief Privacy Officer from January 2006 until August 2009, our Corporate Counsel and Chief Privacy Officer from March 2003 until January 2006, and our Deputy General Counsel from February 2001 until March 2003. Prior to comScore, Ms. Lin held positions in a boutique telecommunications law firm and within the government, including the Department of Defense as well as the White House. Ms. Lin holds a J.D. from the Georgetown University Law Center and a B.A. in Political Science from Yale University.
Michael A. Brown has served as our Chief Technology Officer since February 2011. Previously, Mr. Brown served as Chief Scientist from May 2010 until January 2011 and Executive Vice President within the technology team from November 2007 until May 2010. Prior to joining comScore in 1999, Mr. Brown worked as a consultant for several software engineering and development consulting companies. In 1993, he cofounded Pragmatic Image Technologies, a software consulting group. Mr. Brown holds an M.S. in Computer and Information Science from Hood College, and a B.S. in Computer Science from the University of Maryland University College.
Non-Executive Directors
Russell Fradin has served as a director since July 2014. Since November, 2010 , Mr. Fradin has served as Chairman of the board of directors and Chief Executive Officer of Dynamic Signal, a social media marketing technology company that he co-founded. From November, 2005 to October, 2010, he served as Chief Executive Officer of Adify, an advertising company that he also co-founded, which was sold to Cox Enterprises in 2008. From June 2000 to June 2004, Mr. Fradin was comScore’s Executive Vice President, Corporate Development. Mr. Fradin currently serves on the Board of Directors of TubeMogul, Inc., a public company. He holds a B.S. from the Wharton School of Business at the University of Pennsylvania. Having served as founder and Chief Executive Officer of several digital advertising, marketing and technology companies, Mr. Fradin brings to our Board of

Directors a familiarity with the digital marketing and advertising industry, as well as an understanding of the strategic and operational challenges in leading and operating companies in this industry.
William J. Henderson has served as a director since August 2001, and as our lead independent director since October 2014. Mr. Henderson was the 71st Postmaster General of the United States. He served in that position from May 1998 until his retirement in May 2001. Mr. Henderson also served as the Chief Operations Officer of Netflix, Inc. from January 2006 until February 2007. Mr. Henderson currently serves on the board of directors of Acxiom Corporation, a public company, where he has been a director since June 2001. Mr. Henderson holds a B.S. from the University of North Carolina at Chapel Hill and served in the U.S. Army. Mr. Henderson brings to our Board of Directors his management experience as Postmaster General and his service as a director of our company since 2001, which affords him unique perspectives on our growth and evolution.
William Katz has served as a director since June 2008. Since June 2004, Mr. Katz has also served as the chairman of the board of directors of Visible World Inc., a privately-held multimedia marketing services provider. From 1996 to 2004, Mr. Katz served as President and Chief Executive Officer of BBDO New York, the flagship office of BBDO Worldwide, the world’s third largest global agency network. Mr. Katz holds a B.A. in Business and Psychology from American University. Mr. Katz brings to our Board of Directors his management experience in the advertising and marketing industry.
Ronald J. Korn has served as a director since November 2005. Since 1991, he has served as the President of Ronald Korn Consulting, which provides business and marketing services. Mr. Korn served as a director, chairman of the audit committee, and member of the loan committee of Equinox Financial Corporation from 1999 until its acquisition in October 2005. Since 2002, he has served as a director, chairman of the audit committee and a member of the compensation, investment and nominating and governance committees of PetMed Express, Inc., a public company. Since July 2003, he has served as a director, chairman of the audit committee and a member of our compensation committee of Ocwen Financial Corporation, a public company. Mr. Korn was a partner and employee of KPMG, LLP, from 1961 to 1991, where he was the managing partner of KPMG’s Miami office from 1985 until 1991. Mr. Korn holds a B.S. from the Wharton School of Business at the University of Pennsylvania and a J.D. from New York University Law School. Mr. Korn’s experience in financial matters and as a member of the audit committee of other public companies provides our Board of Directors with financial management and accounting experience.
Joan M. Lewis has served as a director since January 2015. Ms. Lewis was Senior Vice President, Consumer and Market Knowledge of The Procter & Gamble Company, a consumer packaged goods company, from 2008 through December 2014. Previously, she held a number of other leadership positions with Procter & Gamble, including Vice President, Global Operations and Director, North America. Ms. Lewis has also previously served on the Singapore Industry Advisory Board for Consumer Insights, the Advertising Research Foundation Board of Directors, and the Business Advisory Council for the Farmer School of Business at Miami University. She holds a B.S. from Miami University. Ms. Lewis' extensive experience as a customer of a wide variety of market research products gives her a deep understanding of the competitive landscape for digital market research companies, which qualifies her to serve as a member of our Board of Directors.
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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2014, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, were met, except for the following reports:

Date Filed	Form	Name(s) of Filer(s)	Description
February 21, 2014	4	Magid Abraham	Filing related to transaction originally occurring on February 14, 2014.
March 5, 2014	4	Magid Abraham	Filing related to transaction originally occurring on February 28, 2014.
March 19, 2014 and April 1, 2014	4	Magid Abraham Serge Matta Gian Fulgoni Christiana Lin Kenneth Tarpey Cameron Meierhoefer	Filing related to transaction originally occurring on March 14, 2014.
April 14, 2014	4	Magid Abraham Cameron Meierhoefer	Filing related to transaction originally occurring on April 9, 2014.
April 30, 2014	4	Christiana Lin Cameron Meierhoefer	Filing related to transaction originally occurring on April 27, 2014.
August 5, 2014	4	Cameron Meierhoefer	Filing related to transaction originally occurring on July 30, 2014.
August 22, 2014	4/A	Kenneth Tarpey	Amended Form 4 related to transaction originally occurring on August 15, 2014.
CORPORATE GOVERNANCE
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
Corporate Governance Guidelines
The Board has adopted written Corporate Governance Guidelines that set forth key principles that guide its actions, including the role of our Lead Independent Director. Additionally, the Corporate Governance Guidelines require an annual assessment of the Board's performance including performance of its individual directors.
Stock Ownership Guidelines for Non-Employee Directors
The Board has also adopted written Stock Ownership Guidelines for Non-Employee Directors to further align the interests of the Company's non-employee directors with the interests of the Company's stockholders. Each non-employee director who joins the Board is expected to hold a number of shares of the Company's common stock with a value equal to or at least two times his or her annual stock retainer for service on the Board, exclusive of retainers for serving as a member or chair of any Board committee, within 5 years of adoption of this policy.
DIRECTOR NOMINATIONS
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since those procedures were described in our proxy statement for our 2014 annual meeting of stockholders.
AUDIT COMMITTEE
We have a separately-designated audit committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

The audit committee is currently comprised of Ronald J. Korn (chair), William J. Henderson and Joan M. Lewis, each of whom is independent within the meaning of the requirements of the Sarbanes-Oxley Act of 2002 and applicable SEC and NASDAQ rules. Ronald J. Korn is chairman of our audit committee as well as our audit committee financial expert, as currently defined under the SEC rules implementing the Sarbanes-Oxley Act of 2002. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, The NASDAQ Global Market, and SEC rules and regulations.
The audit committee operates under a written charter adopted by our Board of Directors, a copy of which is available under the “Investor Relations” section of our website, http://www.comscore.com.
ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of our compensation arrangements with our named executive officers should be read together with the compensation tables and related disclosures set forth elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. Our named executive officers for the year ended December 31, 2014 were:

•	Serge Matta, President and Chief Executive Officer (our “Chief Executive Officer”);

•	Magid Abraham, Executive Chairman of our Board of Directors (our “Executive Chairman") and former Chief Executive Officer;

•	Gian M. Fulgoni, Chairman Emeritus and Director;

•	Melvin Wesley III, Chief Financial Officer (our "CFO");

•	Cameron Meierhoefer, Chief Operating Officer;

•	Christiana Lin, Executive Vice President, General Counsel and Chief Privacy Officer; and

•	Kenneth J. Tarpey, former Chief Financial Officer (retired August 28, 2014).
Our Philosophy
The objective of our compensation programs for our employees, including our executive officers, is to attract and retain top talent. Our compensation plans are designed to motivate and reward employees for achievement of positive business results and also to promote and enforce accountability.
In determining the compensation arrangements of our named executive officers, we are guided by the following key principles:

•
Align Stockholder Interests and Promote Achievement of Strategic Objectives. Not only should our compensation arrangements be tied to our financial performance, strong performance-based equity awards for high growth in the value of our common stock serve to align our executive officers’ interests with those of our stockholders.

•
Promote Achievement of Financial Goals. Compensation should be dependent on the achievement of our financial goals and increasing the value of our common stock. We seek to establish financial targets that are aligned with the financial targets that we provide to our investors and stockholders in the beginning of the year.

•
Reward Superior Performance. We believe that while total compensation for an executive should be both competitive and tied to achievement of financial goals and strategic objectives, performance that exceeds targets should be appropriately awarded.

•	Attract and Retain Top Talent. Our compensation arrangements should be sufficient to allow us to attract, retain and motivate executive officers with the necessary skills and talent to successfully manage our business, taking into consideration a number of factors such as market analyses, experience, alternative market opportunities, and consistency with the compensation paid to other professionals within our organization.
Application of our Philosophy
We believe that our executive compensation program appropriately balances short-term and long-term elements, cash and equity elements, and fixed and contingent payments. We apply our compensation philosophy using both quantitative and qualitative performance measures to motivate our named executive officers and reward them for achieving the following goals:

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
Our executive compensation program aims not only to compensate top talent at levels that we believe are generally at or near the median of the competitive market (as reflected by our compensation peer group), but also to be proportionate relative to compensation paid to other professionals within our organization, and to be appropriately linked to our short-term and long-term performance results and to the value we deliver to our stockholders. In some instances, we may adjust our compensation levels in the event that the compensation committee of our Board of Directors (our "Compensation Committee") believes such compensation would be in our best interest to attract or retain a specific executive officer. We seek to maintain a performance-oriented culture with a compensation approach that rewards our named executive officers when we achieve and exceed our goals and objectives, while putting at risk a significant portion of their compensation against the possibility that our goals and objectives may not be achieved. Our Compensation Committee considers both qualitative and quantitative factors as measures of individual performance and weights these factors in assessing a particular individual’s performance.
Role of Our Compensation Committee
Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Exchange Act Rule 16b-3, and “independent directors” under the listing standards of the NASDAQ Stock Market. Our Compensation Committee is comprised of Messrs. Henderson, Katz and Fradin, and is chaired by Mr. Henderson.
Our Compensation Committee approves, oversees and interprets our executive compensation program and related policies and practices, including our 1999 Stock Plan, our 2007 Equity Incentive Plan and other compensation, incentives and benefits programs. Our Compensation Committee is also responsible for establishing the compensation packages of our executive officers and ensuring that our executive compensation program is consistent with our compensation philosophy and corporate governance guidelines.
Our Compensation Committee takes the following steps to ensure that our executive compensation program is consistent with both our compensation philosophy and our corporate governance guidelines:

•	regularly reviews the performance of and the total compensation earned by or awarded to our Chief Executive Officer and Executive Chairman independent of input from them;

•
examines on an annual basis the performance of our other named executive officers with assistance from our Chief Executive Officer and Executive Chairman and approves total compensation packages for them that it believes to be consistent with those generally found in the marketplace for executives in comparable positions;

•	regularly holds executive sessions without management present; and

•
engages a compensation consultant to review our executive compensation policies and practices and provide analysis of the competitive market for our executive officers in connection with each component of our executive officer compensation packages.

As part of its decision-making process, our Compensation Committee evaluates comparative compensation data, which includes base salary, short-term cash incentives, long-term incentive compensation (including equity awards) and other compensation components from similarly situated companies. Our Compensation Committee determines the target compensation opportunities for each named executive officer based on the following key factors:

(i)	how much we would be willing to pay to retain that named executive officer;

(ii)	how much we would expect to pay in the marketplace to replace that named executive officer;

(iii)	how much that named executive officer could otherwise command in the employment marketplace;

(iv)	past performance as well as the strategic value of the executive officer's future contributions; and

(v)	internal parity.
Further, our Compensation Committee considers the recommendations of our Chief Executive Officer who annually reviews competitive market data, individual performance, and changes in roles or responsibilities of our other executive officers, and proposes adjustments to the executive officer's compensation based on this review. By evaluating the comparative compensation data in light of the foregoing factors, we believe our Compensation Committee is better able to tailor its compensation determinations with the specific needs and responsibilities of the particular position, and the unique qualifications of the individual named executive officer.
Role of Compensation Consultant
Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors from time to time, as it determines in its discretion, in connection with the discharge of its responsibilities. During 2014, our Compensation Committee retained the services of Compensia, Inc., a national compensation consulting firm, as its compensation consultant. Compensia serves at the discretion of our Compensation Committee. Compensia was engaged to provide advice and information relating to executive officer and director compensation. In 2014, Compensia assisted our Compensation Committee in (i) reviewing our compensation peer group, (ii) analyzing the compensation of our executive officers, (iii) reviewing and analyzing market data related to our executive officers’ base salaries, short-term cash incentives, and long-term incentive compensation levels, and (iv) evaluating equity plan design and structures.
Compensia reports directly to our Compensation Committee and did not provide any services to us or our management in 2014 other than those provided to our Compensation Committee as described above. Our Compensation Committee has considered the independence of Compensia in light of the NASDAQ Marketplace Rules on Compensation Committee advisor independence and the rules of the Securities and Exchange Commission and has concluded that the work performed by Compensia did not raise any conflict of interest.
2014 “Say-On-Pay” Advisory Vote

We conducted a stockholder advisory (non-binding) vote on the compensation of our named executive officers (a so-called “say-on-pay” vote) for the year ended December 31, 2013 at our 2014 Annual Meeting of Stockholders pursuant to rules promulgated under Section 14A of the Securities Exchange Act of 1934. Our stockholders expressed support for the compensation of our named executive officers for the year ended December 31, 2013, with more than 85% of the votes cast for approval of their compensation. Our Compensation Committee carefully evaluated the results of this advisory vote and the feedback we received from several of our major stockholders in connection with its general evaluation of our executive compensation programs. Taking into account the results of the say-on-pay vote, along with other factors such as our corporate business objectives and our Compensation Committee’s review of competitive market data (as discussed in more detail below), our Compensation Committee did not make changes to our executive compensation program and policies as a result of the 2014 “say-on-pay” vote.
Review of Compensation Policies for 2014
In the fourth quarter of 2013, as part of our ongoing commitment to link current compensation levels to our compensation philosophy and business strategy, our Compensation Committee requested that Compensia review our direct compensation levels, including base salary, total cash compensation and total direct compensation. Also in 2014, our Compensation Committee requested that Compensia review our compensation peer group and recommend any appropriate updates.
Compensia recommended an update to the compensation peer group based on management input as to companies with whom we may compete for executive talent. All of the companies included in the compensation peer group are providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. Upon consultation with our Compensation Committee and management, as well as upon conducting independent research, Compensia recommended and our Compensation Committee used the following peer group throughout 2014:

Constant Contact Costar Group Dealertrack Technologies Dice Holdings Liquidity Services	LivePerson LogMeIn MicroStrategy OpenTable QuinStreet	Responsys Synchronoss Technologies Vocus Web.com Group WebMD Health
Compensia provided a report to our Compensation Committee in January 2014 with observations and analyses regarding the direct compensation levels of our named executive officers. The 2014 study referenced both published compensation survey data of comparably-sized companies targeting a range of companies with revenues from half to twice our revenues and the compensation peer group. In February 2014, Compensia further reviewed the proposed compensation levels to reflect the Chief Executive Officer transition announced in February 2014. In March 2014, Compensia assisted our Compensation Committee in reviewing proposed adjustments to compensation for our executive officers to reflect the scope of responsibilities they would hold after Chief Executive Officer transition.
Our Compensation Committee considered the 50th percentile of the competitive market when making its decisions with respect to individual compensation components as it believed that such positioning would be at a competitive level for our named executive officers as well as consistent with industry practices in the technology sector. In making this determination, our Compensation Committee considered such factors as our stage of development, the size and characteristics of our Company, based on both headcount and operations and balance sheet characteristics, the expected future characteristics of our business relative to our compensation peer group the individual’s seniority, position and functional role, level of responsibility, accomplishments against personal and group objectives, and the compensation analysis prepared by Compensia. In addition, our Compensation Committee considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows.
Key 2014 Compensation Actions

Chief Executive Officer Transition
As announced on February 11, 2014, Dr, Abraham transitioned from service as our Chief Executive Officer to assume a new role as Executive Chairman of our Board of Directors effective March 1, 2014. Mr. Matta, our President, was appointed to the position of President and Chief Executive Officer. In connection with this transition, our Compensation Committee, in consultation with Compensia, approved the following compensation actions:
Mr. Matta:
With respect to Mr. Matta, our Compensation Committee:

•	Increased his annual base salary from $415,000 to $475,000;

•	Increased his annual incentive target opportunity to $700,000;

•	Increased his target performance-based long-term incentive opportunity to $700,000;

•	Increased his annual time-based long-term incentive opportunity to $700,000; and

•	Granted him a one-time "promotion" equity award in the form of a restricted stock unit award for 44,459 shares of our common stock as follows:

◦	One-half of the award, or 22,230 shares, would be earned based on our actual achievement as compared against company-level performance objectives established for 2014, and

◦	One-half of the award, or 22,229 shares, to vest in three equal annual installments in February 2015, 2016, and 2017, all subject to his continued service on each respective vesting date.
Dr. Abraham:
With respect to Dr. Abraham, our Compensation Committee:

•	At his request, reduced his annual base salary from $500,000 to $250,000, to be paid in the form of restricted shares of our common stock in lieu of cash;

•
Agreed that the restricted stock unit award for 96,666 shares of our common stock originally granted to him in 2012, while he was serving as Chief Executive Officer, and which was to be subject to the achievement of company-level performance objectives established in 2014, would remain in force, with the performance objectives realigned to focus on Dr. Abraham's responsibilities in connection with the Chief Executive Officer transition, and as Executive Chairman;

•
Agreed that the restricted stock unit award for 96,666 shares of our common stock originally granted to him in 2012, while he was serving as Chief Executive Officer, and which was to reward the overachievement of the 2014 performance objectives, would be reduced by 50% to a restricted stock unit award for 48,333 shares of our common stock, with the performance objectives realigned to focus on Dr. Abraham's responsibilities in connection with the Chief Executive Officer transition, and as Executive Chairman; and

•
Agreed that the restricted stock award for 70,000 shares of our common stock, originally granted to him in 2012, while he was serving as Chief Executive Officer, for retention purposes would be allowed to continue vesting in accordance with its original terms, subject to Dr. Abraham's continued service through March 2015.

Chief Financial Officer Transition
On August 4, 2014, we announced the appointment of Mr. Wesley as our Chief Financial Officer. This appointment followed Mr. Tarpey's May 8, 2014 announcement that he intended to retire from the Company. In connection with this transition, our Compensation Committee, in consultation with Compensia, approved an employment offer letter with Mr. Wesley providing for the following:

•	A base salary of $320,000;

•	A target annual incentive opportunity of $240,000, based on achievement of 2014 performance objectives;

•
A target performance-based long-term incentive opportunity of $450,000, based on achievement of 2014 performance objectives, but with any shares earned subject to a three-year time-based vesting requirement; and

•	Eligibility for a time-based long-term incentive in the amount of $300,000 subject to a three-year vesting requirement.
In addition, our Compensation Committee also granted Mr. Wesley a one-time "new-hire" equity award in the form of a restricted stock unit award for 10,000 shares of our common stock, to vest in three equal annual installments in August 2015, 2016 and 2017.
Special Market-Based Equity Awards for Executive Officers
On November 7, 2014, our Compensation Committee granted a special market-based performance equity award to our Chief Executive Officer as well as our other named executive officers. These awards, as further discussed below, were comprised of a mix of stock options as well as restricted stock units. The number of shares of our common stock subject to the restricted stock units and options granted was calculated based on a percentage of the aggregate market capitalization increase that our Compensation Committee sought to achieve through the awards. The awards were designed to motivate our Chief Executive Officer and management to drive sustained enterprise value toward a significantly higher market capitalization through 2017.
To achieve this objective, both the restricted stock units and the option awards were to vest (in the case of the options, to become exercisable) only upon the achievement of pre-established stock-price targets ranging from $48.00 to $60.00 per share. Based on a careful analysis of our Company's historic stock price performance, our Compensation Committee believed that to attain these stock-price targets to be challenging and attainable only by performance far in excess of our previous annual sales levels. Instead, our Compensation Committee believed that, to achieve these stock-price targets, it would be necessary for us to continue to expand our business relationships with existing and new strategic customers and to enter into strategic alliances with one or more third parties. For example, the lowest stock-price target of $48.00 per share represented a 25% increase in the market value of our common stock as measured by the 30-day average trading price of our common stock as of the date of the award bearing in mind that the trading price of our common stock already had increased 161% over the preceding 12 months. This market-based program would require a minimum market capitalization growth of $322 million (or 25% growth) to achieve the initial stock-price target, and additional targets of up to a maximum market capitalization growth of $721 million (or approximately 50% growth), assuming basic shares outstanding remained constant.
Chief Executive Officer Compensation
In 2014, our newly-appointed Chief Executive Officer's compensation was primarily performance-focused. Approximately 54% of Mr. Matta’s target total direct compensation (excluding his promotion and market-based awards) was variable in nature and "at risk." In addition, the performance-based components of his total direct compensation opportunity provided for an above-target payment in the event of strong overachievement.

Executive Compensation Program Elements
Our executive compensation program consists of three primary elements: base salary, performance-based incentive opportunities and a long-term time-based compensation opportunities. Aside from base salary, the other compensation elements are distributed in the form of equity awards, which we use to further align our executive officer's interests with stockholder interests.
Our Compensation Committee evaluates executive compensation and strives to apply the mix of these elements in a manner consistent with our compensation philosophy while meeting our objectives to attract and retain top talent using compensation that is consistent with or more attractive than other opportunities while also adjusting for individual relative performance and responsibilities as well as our business goals. Our Compensation Committee has no formal policy for allocating compensation among the compensation components described above.
Base Salary
Base salary is used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, as well as to reflect competitive market practice. As our Compensation Committee initially considered our named executive officers’ compensation for 2014, base salary determinations were guided primarily by our objective to provide compensation at levels to attract and retain top talent. Also, in early 2014, our Compensation Committee evaluated the base salaries of our named executive officers in light of the Chief Executive Officer transition announced and made base salary adjustments based on the changed roles, as well as the expected transition-related responsibilities that continued with Dr. Abraham and Mr. Fulgoni.
The base salaries of each of our executive officers are reviewed on an annual basis and, if determined appropriate, adjustments are made following each fiscal year based, within the context of our overall annual merit increase structure, and at other times as appropriate, in each case to reflect performance-based factors, marketplace conditions and the overall performance of our business, and based on the recommendation of our Chief Executive Officer.
The following table sets forth the annualized base salaries for 2013 and 2014 for each named executive officer:

Name	2013	2014	Percentage Change
Serge Matta	$415,000	$475,000	14.5%
Magid M. Abraham, Ph.D.	500,000	250,000(1)	(50.0)%
Gian M. Fulgoni	375,000	375,000(1)	0.0%
Kenneth J. Tarpey (retired August 28, 2014)	367,500	367,500	0.0%
Cameron Meierhoefer	321,000	353,000	10.0%
Christiana Lin	302,500	333,000	10.0%

(1)
For the period from January 1, 2014 through December 31, 2014, in lieu of receiving a cash salary, each of Dr. Abraham and Mr. Fulgoni received an award of shares of our common stock with a value equal to the amount of salary foregone by each, less amounts paid to them in cash during 2014 to cover health benefits, based on the closing price of our common stock as reported on the NASDAQ Global Market at the close of trading on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The number of shares of our common stock delivered to each named executive officer was reduced by the number of shares necessary to satisfy applicable tax withholding requirements.

Incentive Compensation

Both our annual and long-term incentive compensation arrangements are equity-based. By using equity to compensate our named executive officers for successfully completing the objectives in our annual operating plan and sharing in the long-term results of their efforts, we believe that we are closely aligning their interests with the interests of our stockholders. Our the components of our 2014 Executive Compensation Bonus Policy is further described below:

Annual Incentive Compensation

We provide annual incentive compensation to our named executive officers payable entirely in shares of our common stock. Pursuant to these award opportunities, our named executive officers may earn shares of our common stock based on our corporate and their individual performance. Our named executive officers must remain employed through the date that our Compensation Committee makes its determinations as to the prior year’s performance to earn these shares.

Target Annual Incentive Award Opportunities. At the beginning of 2014, our Compensation Committee established target annual incentive award opportunities for each of our then-named executive officers (other than Dr. Abraham). The amount of each named executive officer’s target annual incentive award opportunity was determined by our Compensation Committee after consideration of the compensation analysis prepared by Compensia, the previously-announced Chief Executive Officer transition, the recommendations of our Chief Executive Officer (except with respect to his own target annual incentive award opportunity), and the other factors described above. The target annual incentive award opportunities of our named executive officers were as follows:

Name	Target Annual Incentive Award Opportunity ($)	Maximum Annual Incentive Award Opportunity ($)
Serge Matta	$700,000	$1,400,000
Gian M. Fulgoni	375,000	750,000
Kenneth J. Tarpey (retired August 28, 2014)	275,625	551,250
Cameron Meierhoefer	264,750	529,500
Christiana Lin	249,750	499,500

The amount of each of these annual incentive award opportunities was determined by our Compensation Committee based on a weighted mix of quantitative and qualitative performance factors. Each named executive officer was eligible to receive an award with a value from zero to 200% of his or her target annual incentive award opportunity contingent on our actual performance for the year.

Mr. Wesley’s target annual incentive award opportunity was established by our Compensation Committee at $240,000 (with a maximum annual incentive award opportunity of $480,000) when he joined us as our Chief Financial Officer in August 2014.
Weighting of Target Annual Incentive Award Opportunities. The target annual incentive award opportunity for our Chief Executive Officer was weighted entirely on corporate performance objectives, with the target annual incentive award opportunities of our other named executive officers were weighted as follows:

Name	Corporate Performance Objective - Revenue	Corporate Performance Objective - Adjusted EBITDA	Individual Performance Objectives
Serge Matta	50%	50%	N/A
Gian M. Fulgoni	80%	N/A	20%
Kenneth J. Tarpey (retired August 28, 2014)	80%	N/A	20%
Cameron Meierhoefer	50%	N/A	50%
Christiana Lin	N/A	N/A	100%

Corporate Performance Objectives. At the beginning of the year, our Compensation Committee selected revenue and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) as the corporate performance measures for the 2014 annual incentive awards. Our Compensation Committee believed these performance measures were appropriate for our business because they provided a balance between generating revenue, managing our expenses, and growing our business, which it believes most directly influence long-term stockholder value. For purposes of the annual incentive awards, Adjusted EBITDA was defined to mean earnings before income taxes, amortization of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, depreciation, interest and other expense.

The threshold, target, and maximum performance levels for these measures were as follows:

Performance Measure	Threshold Performance	Target Performance	Maximum Performance
Revenue	$311 million	$322 million	$334 million
Adjusted EBITDA	$57.5 million	$63.0 million	$70.5 million

Our Compensation Committee established the performance levels for each of these measures at amounts that it believed to be challenging, but attainable, through the successful execution of our annual operating plan. In addition, each of these performance levels was assigned a payment amount commensurate with the reward that our Compensation Committee, in its judgment, believed was reasonable and appropriate for those results. Our

Compensation Committee determined that no payment would be made with respect to a performance measure if our actual achievement was less than the threshold level established for that measure. In addition, for actual achievement between the threshold and target, and target and maximum, performance levels, payments were to be calculated for each measure on a linear basis starting from 50% achievement at the threshold.

Individual Performance Objectives. In addition to the corporate performance objectives, the annual incentive awards were also based on each named executive officer’s achievement against his or her individual performance objectives. Individual performance objectives for each named executive officer were established at the beginning of the year in discussions with our Chief Executive Officer. These objectives could be quantitative or qualitative goals, depending on the organizational priorities for a given year, and typically focused on key departmental or operational objectives or functions. Most of these objectives were intended to provide a set of common goals that facilitated collaborative management and engagement, although our named executive officers could also be assigned individual goals. In all cases, the individual performance objectives were intended to be challenging, but attainable, and designed to produce annual incentive awards that reflected meaningful performance requirements.

The individual performance objectives for our named executive officers (other than Mr. Matta and Dr. Abraham) were as follows:

▪
Mr. Fulgoni: assist with the Executive Chairman transition, continue investor relations work, reinforce our message among investors and analysts, and serve as a thought leader in support of our brand-building activities.

▪
Mr. Tarpey: improve financial infrastructure and systems, improve management of international entity structure, improve operational efficiencies in the finance and accounting teams; expand sell side analyst coverage of our Company's performance

▪
Mr. Wesley: learn comScore organization, products, and processes, review opportunities for improvement in finance organization and drive plans for implementing such improvements, providing strategic and practical oversight over comScore financial activities including structure, compliance, planning, forecasting and expense management, and, establishing leadership tone within the finance organization.

▪
Mr. Meierhoefer: re-align our product and operational organizations to improve the effectiveness of these teams, develop and deploy critical technical data collection solutions, and attain critical new product capabilities, and integrate strategic data inputs into our flagship advertising analytics products, as well as launch our international mobile products and continue the development of cross platform solutions.

▪
Ms. Lin: successful closure of strategic commercial and corporate deals, successful wind down of significant litigation matters, implement process, system, and operational improvements within the legal and human resources teams, and develop and maintain a strategic approach to managing our intellectual property portfolio and privacy-related efforts, and provide strategic advice and counsel to our executive officers as well as our Board of Directors.

2014 Performance Results and Award Decisions. In February 2015, our Compensation Committee determined that our actual achievement, and corresponding payment levels, with respect to the corporate performance objectives for 2014 were as follows:

Performance Measure	Target Performance Level	Actual Performance Level	Performance as a Percentage of Target
Revenue	$322 million	$329.2 million	165%
Adjusted EBITDA	$63.0 million	$71.37 million	200%

In addition, following his review of the performance of each named executive officer whose target annual incentive award opportunity was based, either in whole or in part, on individual performance objectives, our Chief Executive Officer submitted his recommendation to our Compensation Committee as to the appropriate level of achievement with respect to those objectives. Upon review of these recommendations, our Compensation Committee determined that the individual performance objectives of each named executive officer had been attained at the following percentage levels:

Name	Individual Performance Objectives Attainment Level
Serge Matta	N/A
Gian M. Fulgoni	100%
Melvin Wesley	91%
Cameron Meierhoefer	92%
Christiana Lin	98%

(1)    Mr. Tarpey’s individual performance objective was not considered because he retired from the Company during 2014.

In February 2015, based on its review of our overall performance in 2014 against the corporate performance objectives and, to the extent applicable, the achievement of individual performance objectives, our Compensation Committee determined that our named executive officers had earned their annual incentive awards at the percentage levels reflected in the following table, which were payable in the form of shares of our common stock as follows:

Name (1)	Target Annual Incentive Award Opportunity ($)	Actual Annual Incentive Award ($)	Actual Annual Incentive Award (number of shares) (2)	Actual Annual Incentive Achieved Against Target (%)
Serge Matta	$700,000	$1,287,775	29,629	184%
Gian M. Fulgoni	375,000	571,093	13,232	152%
Melvin Wesley III	240,000	383,128	8,877	160%
Cameron Meierhoefer	265,000	340,951	7,900	127%
Christiana Lin	249,500	249,750	5,787	100%

(1)	Mr. Tarpey did not receive an annual incentive award because he retired from the Company during 2014.

(2)
The number of shares of our common stock received was determined based on the closing price of our common stock reported on the NASDAQ Global Select Market on February 11, 2015, which was $43.16 per share.

Annual Incentive Compensation for Dr. Abraham

The annual incentive award opportunity of Dr. Abraham is based on the restricted stock unit (“RSU”) awards that were originally granted to him in 2012, while he was serving as Chief Executive Officer. These RSU awards provided him with the opportunity to earn up to 96,666 shares of our common stock for the achievement and an additional 96,666 shares of our common stock for the overachievement of one or more corporate performance objectives established by our Compensation Committee at the beginning of 2014. As described at the beginning of this Compensation Discussion and Analysis, in connection with his assumption of his new role as Executive Chairman of our Board of Directors these awards were modified my our Compensation Committee to provide Dr. Abraham with the opportunity to earn up to 96,666 shares of our common stock for the achievement and an additional 48,333 shares of our common stock for the overachievement of one or more performance objectives focused on his changed responsibilities and his continued involvement in shaping our product development and strategy activities for the year.

At the beginning of 2014, our Compensation Committee established individual performance objectives for Dr. Abraham, which were weighted as 50% of his target annual incentive award opportunity. These performance objectives involved certain activities related to assisting with the Chief Executive Officer transition and the development and improvement of strategic product initiatives with a focus on cross-platform products. To reinforce its intention that he continue to operate as a vital member of our management team, the remainder of his target annual incentive award opportunity was equally divided between the two corporate performance objectives - revenue and adjusted EBITDA - that were used in connection with the target annual incentive award opportunities of our other named executive officers.

In February 2015, following its determination of our actual achievement with respect to the corporate performance objectives for 2014 and an assessment of Dr. Abraham’s performance against his individual performance objectives (which were determined to have been met in full), our Compensation Committee awarded him 116,648 shares of our common stock.

Long-Term Incentive Compensation

We provide our named executive officers with an annual long-term incentive compensation opportunity also payable entirely in shares of our common stock. As discussed below, these awards are earned, if at all, based entirely on our corporate performance. For 2014, the target long-term incentive awards granted to our named executive officers (other than Dr. Abraham) were as follows:

Name and Principal Position	Target Annual Incentive Award Opportunity ($)	Maximum Annual Incentive Award Opportunity ($)
Serge Matta	$700,000	$1,400,000
Gian M. Fulgoni	275,000	500,000
Kenneth J. Tarpey (retired August 28, 2014)	150,000	300,000
Cameron Meierhoefer	450,000	900,000
Christiana Lin	450,000	900,000

Mr. Wesley’s target long-term incentive award opportunity was established by our Compensation Committee at $450,000 (with a maximum annual incentive award opportunity of $900,000) when he joined us as our Chief Financial Officer in August 2014.

Any shares of our common stock earned pursuant to these awards immediately vested as to one-third of such earned shares upon the date of determination by our Compensation Committee in 2015 as to our actual performance results, and the remaining two-thirds of such earned shares vest in two equal installments on the first and second anniversaries of the date of determination by our Compensation Committee, subject to continued employment through each of the vesting dates.

Corporate Performance Measures and Relative Weightings. At the beginning of the year, our Compensation Committee selected revenue and Adjusted EBITDA as the corporate performance measures for the 2014 long-term incentive awards. Our Compensation Committee believed these performance measures were appropriate for our business because they provided a balance between generating revenue, managing our expenses, and growing our business, which it believes most directly influence long-term stockholder value. The threshold, target, and maximum performance levels for these measures were as follows:

Performance Measure	Threshold Performance	Target Performance	Maximum Performance
Revenue	$311 million	$322 million	$334 million
Adjusted EBITDA	$57.5 million	$63.0 million	$70.5 million

Our Compensation Committee established the performance levels for each of these measures at amounts that it believed to be challenging, but attainable, through the successful execution of our annual operating plan. In addition, each of these performance levels was assigned a payment amount commensurate with the reward that our Compensation Committee, in its judgment, believed was reasonable and appropriate for those results. Our Compensation Committee determined that no payment would be made with respect to a performance measure if our actual achievement was less than the threshold level established for that measure. In addition, for actual achievement between the threshold and target, and target and maximum, performance levels, payments were to be calculated for each measure on a linear basis starting from 50% achievement at the threshold.

The performance measures were weighted to apply to the long-term incentive award of each named executive officer as follows:

Name	Corporate Performance Objective - Revenue	Corporate Performance Objective - Adjusted EBITDA
Serge Matta	50%	50%
Gian M. Fulgoni	N/A	100%
Kenneth J. Tarpey (retired August 28, 2014)	N/A	100%
Cameron Meierhoefer	N/A	100%
Christiana Lin	N/A	100%

Performance Results and Award Decisions. In February 2015, our Compensation Committee determined that our actual achievement, and corresponding payment levels, with respect to the corporate performance objectives for 2014 were as follows:

Performance Measure	Target Performance Level	Actual Performance Level	Performance as a Percentage of Target
Revenue	$322 million	$329.2 million	165%
Adjusted EBITDA	$63.0 million	$71.37 million	200%

At that time, based on its review of our overall performance in 2014 against the corporate performance objectives, our Compensation Committee determined that our named executive officers had earned their long-term incentive awards at a percentage level and which were payable in the form of shares of our common stock as follows:

Name (1)	Target Annual Incentive Award Opportunity ($)	Actual Annual Incentive Award ($)	Actual Annual Incentive Award (number of shares) (2)	Actual Annual Incentive Achieved Against Target (%)
Serge Matta	$700,000	$1,287,775	29,629	184%
Gian M. Fulgoni	275,000	500,000	11,585	200%
Melvin Wesley III	450,000	900,000	20,853	200%
Cameron Meierhoefer	450,000	900,000	20,853	200%
Christiana Lin	450,000	900,000	20,853	200%

(1)	Mr. Tarpey did not receive an annual incentive award because he retired from the Company during 2014.

(2)
The number of shares of our common stock received was determined based on the closing price of our common stock reported on the NASDAQ Global Select Market on February 11, 2015, which was $43.16 per share.

Additional Time-Based Long-Term Incentive Compensation Award
In February 2014, following consultation with Compensia, and a review of competitive market data, our Compensation Committee determined that, to support our retention objectives, it was appropriate to introduce a time-based equity award to our long-term incentive compensation program. The purpose of this award was to ensure that each of our named executive officers has a minimum amount of time-based equity representing between 80% to 100% of his or her annual base salary to be earned over a multi-year period (initially 3 years) subject to continued employment with us. The initial time-based equity award approved for our named executive officers were based on a specific dollar amount and ultimately paid in shares of our common stock as follows:

Name (1)	Long-Term Time-Based Equity Award ($)	Long-Term Time-Based Award (number of shares) (2)
Serge Matta	$700,000	16,219
Gian M. Fulgoni	N/A	N/A
Melvin Wesley III(3)	300,000	6,951
Cameron Meierhoefer	300,000	6,951
Christiana Lin	300,000	6,951

(1)	Mr. Tarpey did not receive an additional time-based long-term incentive award because he retired from the Company during 2014.

(2)
The number of shares of our common stock received was determined based on the closing price of our common stock reported on the NASDAQ Global Select Market on February 11, 2015, which was $43.16 per share. These awards immediately vested as to one-third of such shares upon the date of determination by our Compensation Committee in 2015, and the remaining two-thirds of such shares vest in two equal installments on the firsts and second anniversaties of the date of determination by our Compensation Committee, subject to continued employment through each of the vesting dates.

(3)	Mr. Wesley's time-based long-term incentive award was approved by our Compensation Committee when he joined us as our Chief Financial Officer in August, 2014.

“New Hire” Equity Award for Mr. Wesley

Typically, upon joining us, a new named executive officer will be granted an initial equity award, the value of which will be determined primarily based on competitive conditions applicable to the individual’s specific position as well as the individual’s qualifications in light of these competitive conditions. In addition, in making this award our Compensation Committee will consider the number of shares of our common stock subject to the outstanding equity awards held by our other executive officers in comparable positions. In August 2014, our Compensation Committee granted Mr. Wesley an equity award in the form of a restricted stock unit (“RSU”) award for 10,000 shares of our common stock, to vest in equal annual installment over three years, subject to his continued employment through each of the vesting dates.

Promotion Equity Awards for Mr. Matta

Periodically, our Compensation Committee grants equity awards to our named executive officers in recognition of a promotion and/or an increase in his or her role or responsibilities. In connection with Mr. Matta's promotion to our Chief Executive Officer in February 2014, our Compensation Committee granted him an equity award in the form of an RSU award for 44,459 shares of our common stock, with 50% of the award, or 22,230 shares, to be earned based on the achievement of corporate performance objectives established for 2014, and the remaining 50%, or 22,229 shares, to vest in equal annual installments in February 2015, 2016, and 2017, all subject to his continued employment through each of the vesting dates.

With respect to the performance-based portion of this RSU award, our Compensation Committee selected annual revenue and Adjusted EBITDA as the corporate performance measures, with the related target level for each measure established in an amount equal to the target levels established for his annual incentive award.

Retention Equity Awards for Mr. Meierhoefer and Ms. Lin

In February 2014, Mr. Matta recommended, and our Compensation Committee approved, additional equity awards in the form of an RSU award for 7,500 shares of our common stock to each of Mr. Meierhoefer and Ms. Lin, to recognize the efforts that would be required by these named executive officers to assist Mr. Matta in achieving the 2014 corporate performance objectives set for him. Similar to the promotional equity award granted to Mr. Matta, 50% of this award was performance-based, and 50% of the award was time-based, with vesting to occur over three years, all subject to his or her continued employment through each of the vesting dates.

Special Market-Based Equity Awards

On November 7, 2014, our Compensation Committee granted a special market-based equity award to our Chief Executive Officer and certain of our other named executive officers. These awards were comprised of a mix of options to purchase shares of our common stock as well as RSU awards that may be settled for shares of our common stock. The number of shares of our common stock subject to these awards was calculated to represent a specific percentage of the aggregate market capitalization increase that our Compensation Committee sought to achieve through the awards. These special awards were designed to provide an additional incentive for our named executive officers to drive sustained enterprise value toward a significantly higher market capitalization through 2017.

To achieve the desired growth, both the stock options and RSU awards provide that they would become exercisable (in the case of the options) and vest (in the case of the RSU awards) only upon the achievement of pre-established stock-price target levels ranging from $48.00 per share to $60.00 per share. The shares of our common stock subject to these market-based equity awards will be earned in the following proportions and at the following stock-price targets:

Stock-Price Target (per share) (1)	Percentage of Shares Subject to Stock Option That Will Become Exercisable	Percentage of Shares Subject to RSU Award That Will Vest

$48.00	66%	48%
$50.00	10%	10%
$55.00	14%	22%
$60.00	10%	20%

(1)
Each stock-price target will be deemed satisfied when the closing market price of our common stock as reported by the NASDAQ Global Market exceeds the average of the target stock price for a consecutive 30-day period prior to November 17, 2017

The per share stock-price targets were determined by our Compensation Committee using its desired future market capitalization levels as compared to our “baseline” market capitalization as calculated as of November 7, 2014. Our baseline market capitalization was calculated using the number of basic shares outstanding multiplied by the 30-day average trading price for our common stock. Our Compensation Committee allocated the vesting percentages for each award between the various stock-price targets based on its judgment as to the level of effort that would be required to increase the market price of our common stock to the next target level.

Based on a careful analysis of our Company's historic stock price performance, our Compensation Committee set these stock-price targets to be challenging and attainable only by performance far in excess of our previous annual sales levels. Instead, our Compensation Committee believed that, to achieve these stock-price targets, it would be necessary for us to continue to expand our business relationships with existing and new strategic customers and to enter into strategic alliances with one or more third parties. For example, the lowest stock-price target of $48.00 per share represented a 25% increase in the market value of our common stock as measured by the 30-day average trading price of our common stock as of the date of the award bearing in mind that the trading price of our common stock already had increased 161% over the preceding 12 months.

Each stock option was granted with an exercise price of $42.92 per share and each RSU award was granted with a fair value of $42.92 per share, the closing price of our common stock as reported by the NASDAQ Global Market on November 7, 2014.

Our Compensation Committee established the size of our Chief Executive Officer’s special award at a level that would approximate 2% of the market capitalization increase that would be realized by our stockholders at each pre-established stock-price target. In addition, our Compensation Committee established a pool of shares of our common stock for allocation among our other named executive officers in its discretion, based on the recommendations of our Chief Executive Officer. The following table identifies each named executive officer who received a market-based equity award, as well as the number of shares of our common stock subject to the stock options and RSU awards granted to implement these awards:

Name	Stock Option (number of shares)	Restricted Stock Unit Award (number of shares)
Serge Matta	984,727	141,678
Melvin Wesley III	218,828	31,484
Cameron Meierhoefer	218,828	31,484
Christiana Lin	218,828	31,484

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
In general, we do not provide significant perquisites or other personal benefits to our executive officers and therefor do not view perquisites and other personal as a significant component of our executive compensation program. Our Compensation Committee has the authority to approve perquisites, however, primarily for retention purposes or to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations.
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
In 2015, in connection with this Chief Financial Officer transition, the Company entered into a Transition Agreement with Kenneth Tarpey. Under the terms of the Agreement, in addition to the benefits set forth in the Change of Control and Severance Agreement between Executive and Company dated July 20, 2010. In addition, Mr. Tarpey received a one-time distribution of shares based on a pro-rated calculation of his 2014 short-term incentive and the immediately vested performance-based portion of his 2014 long-term incentive pursuant to the Company’s 2014 executive incentive plan. The incentive achievement amounts will be determined based on the

Company’s first and second quarter revenue and Adjusted EBITDA results relative to the targets, with the assumption that Mr. Tarpey achieved 100% of any management based objectives for those periods.

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

Pledging Our Securities

While our executive officers had not previously engaged in the pledging of our common stock, we have adopted a formal policy that prohibits the pledging of our equity securities as collateral for loans to ensure that a foreclosure on such securities would not trigger inadvertent insider trading violations.
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

2015 Executive Compensation Updates

In early 2015, in response to the announcement by our Company of entry into (i) a long term strategic alliance with Kantar, the data investment management division of WPP plc ("WPP"), establishing a framework for the parties to bring together their products, technology, data assets, research panels and relationships to provide global cross-media audience and campaign measurement capabilities, and (ii) an agreement whereby WPP would acquire a 15-20% equity stake in our Company, our stock price increased by over 20% and has sustained trading at this higher level for a number of months. As a result, in late February and early March 2015, the initial two tranches of the special market-based awards met the required stock-price thresholds to vest (or in the case of options, to become exercisable). This step-change in stock price represents the type of strategic initiatives needed to achieve the sustained increase in stock price and market capitalization needed for our Company to meet the stock-price thresholds set by our Compensation Committee.
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

COMPENSATION COMMITTEE REPORT
Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K/A with our management. Based on our compensation committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, our compensation committee recommended to our Board of Director that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014 for filing with the Securities and Exchange Commission.
Compensation Committee
William J. Henderson, Chairman
William Katz
Russell Fradin
The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

EXECUTIVE COMPENSATION
2014 Summary Compensation Table
The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our chief executive officer during 2014, (ii) all persons serving as our chief financial officer during 2014 and (iii) the three most highly compensated of our other executive officers who received compensation during 2014 of at least $100,000 and who were executive officers on December 31, 2014. We refer to these persons as our “named executive officers” elsewhere in this proxy statement. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year($)	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Serge Matta President, Chief Executive Officer and Director	2014 2013 2012	$466,594 382,512 328,749	$8,008,208(2) 2,981,384 1,098,484	$8,547,430(3) ---- ----	$3,137(4) 3,077 3,557	$17,025,369 3,366,963 1,430,790
Magid M. Abraham, Ph.D. Executive Chairman of the Board of Directors	2014 2013 2012	250,049(5) 500,000 500,008	3,044,012(6) 1,563,089(7) 6,673,052(8)	---- ---- ----	214(4) 213 176	3,294,275 2,063,302 7,173,236
Gian M. Fulgoni Chairman Emeritus and Director	2014 2013 2012	375,079(9) 375,000 375,005	1,150,000(10) 2,158,895 1,001,600	---- ---- ----	367(4) 359 392	1,525,446 2,534,254 1,376,997
Melvin Wesley III Chief Financial Officer (hired August 29, 2014)	2014	107,897	2,374,921(11)	1,899,427(12)	846(4)	4,383,092
Cameron Meierhoefer Chief Operating Officer	2014 2013 2012	342,333 315,750 293,749	2,491,271(13) 1,411,262 1,025,600	1,899,427(12) ---- ----	1,950(4) 1,929 1,207	4,734,981 1,728,941 1,320,556
Christiana Lin Executive Vice President, General Counsel and Chief Privacy Officer	2014	322,833	2,476,271(14)	1,899,427(12)	2,073 (4)	4,700,604
Kenneth J. Tarpey (former Chief Financial Officer, retired August 28, 2014)	2014 2013 2012	247,784 363,125 341,249	282,484(15) 1,525,138 849,100	---- ---- ----	121,788(16) 2,175 3,785	652,056 1,890,438 1,194,134

(1)
Amounts represent the aggregate grant date fair value of stock and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 11 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)
Includes a promotion grant of 44,459 restricted stock units awarded on March 3, 2014, with 22,230 shares to be earned on achievement against 2014 company-level performance objectives, and 22,229 shares to vest in three equal installments in February 2015, 2016 and 2017. Includes a market-based restricted stock unit grant awarded in November 7, 2014, of 141,678 shares to vest upon the achievement of pre-established stock-price targets, using a valuation of $31.82 per share performed under guidance found in Accounting Standards Codification 718. This restricted stock unit grant would vest in four increments with 68,401 shares, 13,686 shares, 31,091 shares and 28,500 shares vesting if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $60.00, respectively; no vesting from this award occurred in 2014. Includes a performance-based annual target incentive with a fair value of $700,000 computed in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined 2014 revenue, and Adjusted EBITDA milestones.  Includes a performance-based long-term target incentive with a fair value of $700,000 computed  in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined 2014 revenue, and Adjusted EBITDA milestones.  On February 11, 2015, because we surpassed our pre-established consolidated revenue and Adjusted EBITDA targets, an annual incentive of $1,278,775 was actually awarded.  Also on February 11, 2015, because we surpassed our pre-established consolidated revenue and Adjusted EBITDA targets, a performance-based long-term incentive of $1,278,775 was awarded with vesting in three equal installments in February 2015, 2016, and 2017.

(3)
Includes a market-based stock option award of the option to purchase 984,727 shares of our common stock with an exercise price of $42.92 per share with a valuation of $8.68 per share using the Black-Scholes option-pricing formula and single option award approach. The fair value of market-based stock options is determined using a Monte Carlo simulation embedded in a lattice model. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The stock option award would become exercisable in four increments with 646,400 shares, 96,651 shares, 141,558 shares and 100,118 shares exercisable if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $60.00, respectively; no vesting of this award occurred in 2014.

(4)	Includes discretionary matching contributions by us to the officer’s 401(k) plan account and payment of life insurance premiums on behalf of the named executive officers.

(5)
Includes $234,049 computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from January 1, 2014 through December 31, 2014 with the remainder paid in cash during 2014 to cover health benefits.

(6)
Represents a performance-based restricted stock unit award made pursuant to the provisions of our 2012 Chief Executive Officer Bonus Policy, to vest over three equal annual tranches, based on performance targets established in the beginning of each measurement year. At his request, upon transition to Executive Chairman, 96,666 shares of our common stock originally granted would remain in force subject to the achievement of performance objectives established in 2014. In 2014, performance criteria were approved by our Compensation Committee on February 28, 2014, with a fair value of $3,044,012, computed in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined revenue, EBITDA, and product related milestones in 2014. On February 11, 2015, because we surpassed our pre-established consolidated revenue and Adjusted EBITDA targets, 100% of these performance-based shares (or 96,666) vested, and an additional 19,982 performance-based restricted stock units vested with a total vest date fair value of $3,673,222 computed in accordance with FASB ASC Topic 718 for over-achievement of pre-established goals.

(7)
Represents a performance-based award related to our 2012 Equity Incentive Plan granted on March 29, 2012, in restricted stock pursuant to the provisions of our 2012 Chief Executive Officer Bonus Policy, to vest over three equal annual tranches, based on performance targets established in the beginning of each measurement year. In 2013, performance criteria were approved by our Compensation Committee on April 30, 2013, with a fair value of $1,563,089 computed in accordance with FASB ASC Topic 718, to vest on March 30, 2014 upon achievement of pre-determined revenue and Adjusted EBITDA milestones in 2013. On March 30, 2014, because we surpassed our pre-established consolidated revenue and Adjusted EBITDA targets, 100% of these performance-based shares (or 96,666) vested, and an additional 65,620 performance-based restricted stock units vested with a vest date fair value of $5,160,263 computed in accordance with FASB ASC Topic 718 for over-achievement of pre-established goals. The table does not reflect the shares subject to 2014 performance, for which performance goals have not been established. For a description of this award see the "Compensation Discussion and Analysis- Additional Arrangements for Chief Executive Officer.”

(8)
Represents a performance-based award related to our 2012 Equity Incentive Plan granted on March 29, 2012, in restricted stock pursuant to the provisions of our 2012 Chief Executive Officer Bonus Policy, with a grant date fair value of $2,103,452 computed in accordance with FASB ASC Topic

718, to vest on March 30, 2013 upon achievement of pre-determined revenue and Adjusted EBITDA milestones in 2012. On March 30, 2013, 100% of these performance-based shares were canceled due to failure to achieve pre-determined milestones during 2012. Also represents a grant to Dr. Abraham of 210,000 shares, awarded on March 29, 2012, made for retention purposes with vesting over a 4-year period in March 2013, 2014, 2015, and 2016 respectively.

(9)
Includes $332,079 computed in accordance with FASB ASC Topic 718, received in restricted stock units in lieu of cash salary from January 1, 2014 through December 31, 2014 with the remainder paid in cash during 2014 to cover health benefits.

(10)
Includes a performance-based annual target incentive with a fair value of $375,000 computed in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined 2014 revenue and management based objectives. Includes a performance-based long-term target incentive with a fair value of $275,000 computed  in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined 2014 Adjusted EBITDA milestones.  On February 11, 2015, because we surpassed our pre-established consolidated revenue target, an annual incentive of $571,093 was actually awarded.  Also on February 11, 2015, because we surpassed our pre-established Adjusted EBITDA target, a performance-based long-term incentive of $500,000 was awarded with vesting in three equal installments in February 2015, 2016, and 2017.

(11)
Includes a new hire grant of 10,000 shares of our common stock awarded on August 29, 2014, with vesting in three equal installments in August 2015, 2016 and 2017. Includes a market-based restricted stock unit grant awarded in November 7, 2014, of 31,484 shares to vest upon the achievement of pre-established stock-price targets, using a valuation of $31.82 per share performed under guidance found in Accounting Standards Codification 718. This restricted stock unit grant is earned in four increments with 15,112 shares, 3,148 shares, 6,926 shares and 6,297 shares vesting if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $50.00, respectively; no vesting from this award occurred in 2014. Includes a performance-based annual target incentive with a fair value of $240,000 computed in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined 2014 revenue and Adjusted EBITDA milestones, as well as management based objectives.  Includes a performance-based long-term target incentive with a fair value of $450,000 computed  in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined Adjusted EBITDA milestones.  On February 11, 2015, because we surpassed our pre-established consolidated revenue and Adjusted EBITDA targets, an annual incentive of $383,128 was actually awarded.  Also on February 11, 2015, because we surpassed our pre-established Adjusted EBITDA target, a performance-based long-term incentive of $900,000 was awarded with vesting in three equal installments in February 2015, 2016, and 2017.

(12)
Includes a market-based stock option award of the option to purchase 218,828 shares of our common stock with an exercise price of $42.92 per share with a valuation of $8.68 per share using the Black-Scholes option-pricing formula and single option award approach. The fair value of market-based stock options is determined using a Monte Carlo simulation embedded in a lattice model. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The stock option award would become exercisable in four increments with 144,426 shares, 21,883 shares, 30,636 shares and 21,883 shares exercisable if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $60.00, respectively; no vesting of this award occurred in 2014.

(13)
Includes a one- time grant of 15,000 shares of our common stock awarded on May 1, 2014, with 7,500 shares to be earned on achievement against 2014 company-level performance objectives, and 7,500 shares to vest in three equal installments in February 2015, 2016 and 2017. Includes a market-based restricted stock unit grant awarded in November 7, 2014, of 31,484 shares to vest upon the achievement of pre-established stock-price targets, using a valuation of $31.82 per share performed under guidance found in Accounting Standards Codification 718. This restricted stock unit grant is earned in four increments with 15,112 shares, 3,148 shares, 6,926 shares and 6,297 shares vesting if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $50.00, respectively; no vesting from this award occurred in 2014. Includes a performance-based annual target incentive with a fair value of $265,000 computed in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined 2014 revenue milestones and management based objectives.  Includes a performance-based long-term target incentive with a fair value of $450,000 computed  in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined Adjusted EBITDA milestones.  On February 11, 2015, because we surpassed our pre-established consolidated revenue, an annual incentive of $340,951 was actually awarded.  Also on February 11, 2015, because we surpassed our pre-established Adjusted EBITDA target, a performance-based long-term incentive of $900,000 was awarded with vesting in three equal installments in February 2015, 2016, and 2017.

(14)
Includes a one- time grant of 15,000 shares of our common stock awarded on May 1, 2014, with 7,500 shares to be earned on achievement against 2014 company-level performance objectives, and 7,500 shares to vest in three equal installments in February 2015, 2016 and 2017. Includes a market-based restricted stock unit grant awarded in November 7, 2014, of 31,484 shares to vest upon the achievement of pre-established stock-price targets, using a valuation of $31.82 per share performed under guidance found in Accounting Standards Codification 718. This restricted stock unit grant is earned in four increments with 15,112 shares, 3,148 shares, 6,926 shares and 6,297 shares vesting if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $50.00, respectively; no vesting from this award occurred in 2014. Includes a performance-based annual target incentive with a fair value of $250,000 computed in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined management based objectives.  Includes a performance-based long-term target incentive with a fair value of $450,000 computed  in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined Adjusted EBITDA milestones.  On February 11, 2015, an annual incentive of $249,750 was actually awarded.  Also on February 11, 2015, because we surpassed our pre-established Adjusted EBITDA target, a performance-based long-term incentive of $900,000 was awarded with vesting in three equal installments in February 2015, 2016, and 2017.

(15)
Includes $243,174 computed in accordance with FASB ASC Topic 718 received in restricted stock units vesting immediately upon retirement pursuant to the terms of the Mr. Tarpey's Transition Agreement. Also includes a grant with a fair value of $39,310 representing shares awarded post-departure in connection with Mr. Tarpey's appointment to the Company's advisory board.

(16)	Includes severance payment of $119,716 pursuant to the terms of the Mr. Tarpey's Transition Agreement.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants of plan-based awards to our named executive officers in 2014.

Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($) (2)
Name	Grant Date	Target ($)	Maximum($)	Target (#)	Maximum (#)
Serge Matta	3/3/2014	2/28/2014	—	—	—	—	22,229(3)	—	—	$699,991
3/3/2014	2/28/2014	—	—	22,230(4)	—	—	—	—	700,023
11/7/2014	11/7/2014	—	—	141,678	(5)	—	—	—	—	4,508,194
11/7/2014	11/7/2014	—	—	—	—	—	984,727	(6)	$42.92	8,547,430
(7)	(7)	$700,000	$1,400,000	—	—	—	—	—	700,000(8)
(7)	(7)	$700,000	$1,400,000	—	—	—	—	—	700,000(9)
(7)	(7)	$700,000	—	—	—	—	—	—	700,000(10)
Magid M. Abraham, Ph.D	3/3/2014(11)	2/28/2014	—	—	96,666	(12)	144,999	(12)	—	—	—	3,044,012
3/31/2014	2/28/14	—	—	—	—	1,785	(13)	—	—	58,530
6/30/2014	2/28/14	—	—	—	—	1,649	(13)	—	—	58,507
9/30/2014	2/28/14	—	—	—	—	1,607	(13)	—	—	58,511
12/31/2014	2/28/14	—	—	—	—	1,260	(13)	—	—	58,502
Gian M. Fulgoni	3/31/2014	2/28/14	—	—	—	—	2,532	(13)	—	—	83,024
6/30/2014	2/28/14	—	—	—	—	2,340	(13)	—	—	83,023
9/30/2014	2/28/14	—	—	—	—	2,280	(13)	—	—	83,015
12/31/2014	2/28/14	—	—	—	—	1,788	(13)	—	—	83,017
(7)	(7)	$375,000	$750,000	—	—	—	—	—	375,000(14)
(7)	(7)	$275,000	$500,000	—	—	—	—	—	275,000(15)
(7)	(7)	$500,000	—	—	—	—	—	—	500,000(10)
Melvin Wesley III	8/29/2014	8/1/2014	—	—	—	—	10,000(16)	—	—	383,100
11/7/2014	11/7/2014	—	—	31,484	(17)	—	—	—	—	1,001,821
11/7/2014	11/7/2014	—	—	—	—	—	218,828	(18)	$42.92	1,899,427
(7)	(7)	$240,000	$480,000	—	—	—	—	—	240,000(19)
(7)	(7)	$450,000	$900,000	—	—	—	—	—	450,000(15)
(7)	(7)	$300,000	—	—	—	—	—	—	300,000(10)
Cameron Meierhoefer	5/1/2014	4/15/2014	—	—	—	—	7,500(3)	—	—	237,225
5/1/2014	4/15/2014	—	—	7,500(4)	—	—	—	—	237,225
11/7/2014	11/7/2014	—	—	31,484	(17)	—	—	—	—	1,001,821
11/7/2014	11/7/2014	—	—	—	—	—	218,828	(18)	$42.92	1,899,427
(7)	(7)	$265,000	$530,000	—	—	—	—	—	265,000(14)
(7)	(7)	$450,000	$900,000	—	—	—	—	—	450,000(15)
(7)	(7)	$300,000	—	—	—	—	—	—	300,000(10)
Christiana Lin	5/1/2014	4/15/2014	—	—	—	—	7,500(3)	—	—	237,225
5/1/2014	4/15/2014	—	—	7,500(4)	—	—	—	—	237,225
11/7/2014	11/7/2014	—	—	31,484	(17)	—	—	—	—	1,001,821
11/7/2014	11/7/2014	—	—	—	—	—	218,828	(18)	$42.92	1,899,427
(7)	(7)	$250,000	$500,000	—	—	—	—	—	250,000(14)

		Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)				All Other Stock Awards: Number of Shares of Stock (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($) (2)
Name	Grant Date		Target ($)	Maximum($)	Target (#)	Maximum (#)
	(7)	(7)	$450,000	$900,000	—	—	—		—	—	450,000(15)
	(7)	(7)	$300,000	—	—	—	—		—	—	300,000(10)
Kenneth J. Tarpey (retired August 29, 2014)	8/15/2014	7/22/2014	—	—	—	—	6,205	(20)	—	—	243,174
	9/2/2014	9/2/2014	—	—	—	—	1,000	(21)	—	—

(1)
The target and maximum incentive award amounts shown in this column reflect the value of the short- and long-term incentive compensation available to our named executive officers pursuant to our 2014 executive incentive compensation policy. The amounts representing the target awards were pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. The policy also provides that the entire award amount shall be paid in shares of restricted stock valued at the time of grant. Actual awards under our 2014 executive incentive compensation policy were approved on February 11, 2015 and are reflected in the Stock Award column of the Summary Compensation Table above for 2014 in each case for each named executive officer.

(2)
Amounts represent fair value of awards as calculated in accordance with FASB ASC Topic 718 and as further described in Note 11 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.

(3)	One-time restricted stock unit award to vest in three equal installments in February 2015, 2016 and 2017.

(4)	One-time restricted stock unit award to be earned based on achievement against 2014 company-level performance objectives, with achievement amounts determined in February 2015.

(5)
Market-based restricted stock unit grant awarded in November 7, 2014, to be earned on achievement of pre-established stock-price targets, using a valuation of $31.82 per share performed under guidance found in Accounting Standards Codification 718. This restricted stock unit grant will be earned in four increments with 68,401 shares, 13,686 shares, 31,091 shares and 28,500 shares, respectively, if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $60.00, respectively; no shares were earned under this award in 2014.

(6)
Market-based stock option award of the option to purchase 984,727 shares of our common stock with an exercise price of $42.92 per share with a valuation of $8.68 per share using the Black-Scholes option-pricing formula and single option award approach. The fair value of market-based stock options is determined using a Monte Carlo simulation embedded in a lattice model. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The stock option award would become exercisable in four increments with 646,400 shares, 96,651 shares, 141,558 shares and 100,118 shares exercisable if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $60.00, respectively; no vesting of this award occurred in 2014.

(7)
On February 28, 2014, our Compensation Committee established our 2014 Executive Compensation Bonus Policy to include target annual incentives, target long-term performance-based incentives, and long-term time-based incentives.  These incentives would be awarded in February 2015, after our Compensation Committee determined actual achievement against targets (for the performance-based incentive components), and subject to the named executive officer's continued service on the determination date.

(8)
Annual incentive award levels pursuant to 2014 Executive Compensation Bonus Policy. 50% of the award amount was based on achievement of pre-determined 2014 revenue target levels and 50% of the award amount was based on achievement against 2014 adjusted EBITDA target levels as discussed in Incentive Compensation. Actual achievement against 2014 revenue targets was 165%, and actual achievement against 2014 Adjusted EBITDA targets was 200%. The determination date for these achievement amounts was February 11, 2015, and 100% of the award was immediately vested.

(9)
Long-term performance-based award levels pursuant to 2014 Executive Compensation Bonus Policy. 50% of the award amount was based on achievement against 2014 revenue target levels and 50% of the award amount was based on achievement against 2014 Adjusted EBITDA target levels as discussed in Incentive Compensation. Actual achievement against 2014 revenue targets was 165%, and actual achievement against 2014 Adjusted EBITDA targets was 200%. The determination date for these achievement amounts was February 11, 2015, and 1/3 of the award amount was immediately vested in February 2015 with 1/3 vesting in each of February 2016 and February 2017.

(10)
As part of the 2014 Executive Compensation Bonus Policy, our Compensation Committee would grant the named executive officer a time-based long-term incentive award in an amount equal to the amount with a value set forth in the “Target” column. The determination date for these awards was February 11, 2015, and 1/3 of the award amount was immediately vested in February 2015 with 1/3 vesting in each of February 2016 and February 2017.

(11)
Based on our 2012 Chief Executive Officer Bonus Policy, restricted stock and restricted stock units were awarded to Dr. Abraham, to vest over three equal annual tranches, based on performance targets established in the beginning of each measurement year.  The “Grant Date” represents the date on which the Dr. Abraham’s 2014 performance criteria were approved by our Compensation Committee.

(12)
Performance-based restricted stock unit award made pursuant to the provisions of our 2012 Chief Executive Officer Bonus Policy, to vest over three equal annual tranches, based on performance targets established in the beginning of each measurement year. At his request, upon transition to Executive Chairman, 96,666 shares of our common stock originally granted would remain in force subject to the achievement of performance objectives established in 2014, and 50% of the 96,666 share of our common stock originally granted for the purpose of recognizing overachievement against performance objectives would remain in force. In 2014, performance criteria were approved by our Compensation Committee on February 28, 2014, with a fair value of $3,044,012, computed in accordance with FASB ASC Topic 718, to vest in February 2015 upon achievement of pre-determined revenue, EBITDA, and product related milestones in 2014. On February 11, 2015, because we surpassed our pre-established consolidated revenue and Adjusted EBITDA targets, 100% of these performance-based shares (or 96,666) vested, and an additional 19,982 performance-based restricted stock units vested with a vest date fair value of $3,673,222 computed in accordance with FASB ASC Topic 718 for over-achievement of pre-established goals.

(13)	Restricted stock units awarded in lieu of cash salary.

(14)
Annual incentive award levels pursuant to 2014 Executive Compensation Bonus Policy. Award amount was based on achievement against 2014 revenue target levels and individual performance objectives as discussed in Incentive Compensation. The actual achievement against 2014 revenue target was 165%.

(15)
Long-term performance-based award levels pursuant to 2014 Executive Compensation Bonus Policy. Award amount was based on achievement against 2014 Adjusted EBITDA target levels as discussed in Incentive Compensation. Actual achievement against 2014 Adjusted EBITDA targets was 200%. 1/3 of the award amount was immediately vested in February 2015 with 1/3 vesting in each of February 2016 and February 2017.

(16)	Represents a new hire grant of 10,000 shares of our common stock awarded on August 29, 2014, with vesting in three equal installments in August 2015, 2016 and 2017.

(17)
Market-based restricted stock unit grant awarded in November 7, 2014, of 31,484 shares to vest upon the achievement of pre-established stock-price targets, using a valuation of $31.82 per share performed under guidance found in Accounting Standards Codification 718. This restricted stock unit grant would vest in four increments with 15,112 shares, 3,148 shares, 6,926 shares and 6,297 68,401 shares, 13,686 shares, 31,091 shares and 28,500 shares vesting if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $60.00, respectively; no shares were earned from this award in 2014.

(18)
Market-based stock option award of the option to purchase 218,828 shares of our common stock with an exercise price of $42.92 per share with a valuation of $8.68 per share using the Black-Scholes option-pricing formula and single option award approach. The fair value of market-based stock options is determined using a Monte Carlo simulation embedded in a lattice model. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The stock option award would become exercisable in four increments with 144,426 shares, 21,883 shares, 30,636 shares and 21,883 shares exercisable if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $60.00, respectively; no vesting of this award occurred in 2014.

(19)
Annual incentive award levels pursuant to 2014 Executive Compensation Bonus Policy. Award amount was based on achievement against 2014 revenue and adjusted EBITDA target levels and management based objectives as discussed in Incentive Compensation. The actual achievement against 2014 revenue target and Adjusted EBITDA were 165% and 200% respectively.

(20)
On May 8, 2014, the Company announced Mr. Tarpey's intention to retire and the entry into a Transition Agreement with Mr. Tarpey dated May 5, 2014 (the "Transition Agreement"). Under the terms of the Transition Agreement, Mr. Tarpey received a one-time distribution of shares based on a pro-rated calculation of his 2014 short-term incentive and the immediately vested performance-based portion of his 2014 long-term incentive pursuant to the Company's 2014 executive incentive plan. The incentive achievement amounts were determined based on the Company's first and second quarter revenue and Adjusted EBITDA results relative to the targets, with the assumption that Mr. Tarpey achieved 100% of of any management based objectives for those periods. No overachievement was assumed or allocated.

(21)	One-time award to vest on the one year anniversary of grant date, for the purpose of providing transition services after Mr. Tarpey's departure.

Outstanding Equity Awards at Fiscal Year End
The following table shows outstanding equity awards held by the named executive officers as of December 31, 2014.

	Option Awards			Stock Awards
	Equity Incentive Plan Awards (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards
Name	Unexercised and Unearned					Unearned Shares That Have Not Vested (#)	Market Value of Unearned Shares That Have Not Vested ($)
Serge Matta	—	—	—	7,500(2)	348,225	—	—
	—	—	—	2,268(3)	105,303	—	—
	—	—	—	17,500(4)	812,526	—	—
	—	—	—	4,858(5)	225,557	—	—
	—	—	—	33,334(6)	1,547,698	—	—
	—	—	—	25,110(7)	1,165,858	—	—
	—	—	—	22,229(8)	1,032,092	—	—
	—	—	—	22,230(9)	1,032,139	—	—
	—	—	—	—	—	141,678(10)	$6,578,110
	984,727(11)	$42.92	11/4/2017	—	—	—	—

Magid M. Abraham, Ph.D.	—	—	—	9,981(12)	463,418	—	—
	—	—	—	70,000(13)	3,250,100	—	—
	—	—	—	145,000(14)	6,732,350	—	—

Gian M. Fulgoni	—	—	—	17,500(15)	812,525	—	—
	—	—	—	6,695(16)	310,849	—	—
	—	—	—	16,667(17)	773,849	—	—
	—	—	—	6,695(18)	310,849	—	—

Melvin Wesley III	—	—	—	10,000(19)	464,300	—	—
	—	—	—	—	—	31,484(20)	$2,221,954
	218,828(21)	$42.92	11/4/2017	—	—	—	—

Cameron Meierhoefer	—	—	—	1,542(22)	71,595	—	—
	—	—	—	17,500(23)	812,525	—	—
	—	—	—	3,807(24)	176,759	—	—
	—	—	—	16,667(25)	773,849	—	—
	—	—	—	12,555(26)	582,929	—	—
	—	—	—	15,000(27)	696,450	—	—
	—	—	—	—	—	31,484(20)	$2,221,954

	Option Awards			Stock Awards
	Equity Incentive Plan Awards (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards
Name	Unexercised and Unearned					Unearned Shares That Have Not Vested (#)	Market Value of Unearned Shares That Have Not Vested ($)
	218,828(21)	$42.92	11/4/2017	—	—	—	—

Christiana Lin	—	—	—	1,652(28)	76,702	—	—
	—	—	—	12,500(29)	580,376	—	—
	—	—	—	3,628(30)	168,448	—	—
	—	—	—	16,667(31)	773,849	—	—
	—	—	—	12,555(32)	582,929	—	—
	—	—	—	15,000(33)	696,450	—	—
	—	—	—	—	—	31,484(20)	$2,221,954
	218,828(21)	$42.92	11/4/2017	—	—	—	—

Kenneth J. Tarpey (retired August 28, 2014)	—	—	—	1,000(34)	—	—	39,310

(1)
Market value of shares of stock that have not vested is computed based on $46.43 per share, which was the closing price of our common stock as reported on the NASDAQ Global Market on December 31, 2014. For a description of this award see the Compensation Discussion and Analysis section titled Annual Incentive Compensation for Dr. Abraham.

(2)	comScore’s right of repurchase lapses for 7,500 shares annually on February 18, contingent upon Mr. Matta's continued service as of each such date.

(3)	comScore’s right of repurchase lapses for 2,268 shares annually on March 15, contingent upon Mr. Matta's continued service as of each such date.

(4)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Matta's continued service as of each such date.

(5)	Restricted stock unit award with 4,858 shares vesting annually on March 15, contingent upon Mr. Matta's continued service as of each such date.

(6)	Restricted stock unit award with 16,667 shares vesting annually on February 18, contingent upon Mr. Matta's continued service as of each such date.

(7)	Restricted stock unit award with 12,555 shares vesting annually on February 18, contingent upon Mr. Matta's continued service as of each such date.

(8)	Restricted stock unit award with 7,335, 7,336 and 7,558 shares vesting annually beginning February 18, 2015, contingent upon Mr. Matta's continued service as of each such date.

(9)	Restricted stock unit award with 7,335, 7,336 and 7,559 shares vesting annually beginning February 18, 2015, contingent upon Mr. Matta's continued service as of each such date.

(10)
Restricted stock unit award subject to market based vesting. Award earned in four increments with 68,401 shares, 13,686 shares, 31,091 shares and 28,500 shares vesting if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $50.00, respectively. The award vested with respect to 68,401 shares on March 1, 2015 and 13,686 shares on March 8, 2015.

(11)
Stock options award subject to market based vesting. Award earned in four increments with 646,400 shares, 96,651 shares, 141,558 shares and 100,118 shares exercisable if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $50.00, respectively. The award became exercisable with respect to 646,400 shares on March 1, 2015 and 96,651 shares on March 8, 2015.

(12)	comScore’s right of repurchase lapses for 9,981 shares annually on March 15, contingent upon Dr. Abraham’s continued service as of each such date.

(13)	comScore’s right of repurchase lapses for 70,000 shares annually on March 30, contingent upon Dr. Abraham’s continued service as of each such date.

(14)
On March 29, 2012, Dr. Abraham was awarded 580,000 shares of our common stock in the form of restricted stock and restricted stock units that vest based on achievement of revenue andAdjusted EBITDAA goals during 2012, 2013 and 2014. In 2014, Dr. Abraham becomes eligible to earn up to 96,666 shares for achieving 100% of pre-established revenue and Adjusted EBITDA targets. In 2014, this award was adjusted to reflect Dr. Abraham's change in role to Executive Chairman. As a result, in 2014, Dr. Abraham is eligible to earn up to 96,666 shares for achieving 100% of pre-established revenue, Adjusted EBITDA, and product-specific goals, and an additional 48,333 shares for overachieving against pre-established revenue, Adjusted EBITDA, and product development targets. Any unearned shares from prior years have been canceled.

(15)	comScore’s right of repurchase lapses for 8,333 shares on March 15, 2015 and 8,334 shares on March 15, 2016, contingent upon Mr. Fulgoni’s continued service as of each such date.

(16)	comScore’s right of repurchase lapses for 6,695 shares on March 15, 2015 contingent upon Mr. Fulgoni's continued service on such date.

(17)	Restricted stock unit awards with 8,333 shares vesting on February 18, 2015 and 8,334 shares vesting on February 18, 2016, contingent upon Mr. Fulgoni’s continued service as of each such dates.

(18)	Restricted stock unit awards with 3,461 shares vesting on March 15, 2015, contingent upon Mr. Fulgoni's continued service on such date.

(19)
Restricted stock unit awards with 3,300 shares vesting on each of August 15, 2015 and August 15, 2016 and 3,400 shares vesting August 15, 2017, contingent upon Mr. Wesley's continued service as of each such date.

(20)
Restricted stock unit award subject to market based vesting. Award earned in four increments with 15,112 shares, 3,148 shares, 6,926 shares and 6,297 shares vesting if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $50.00, respectively. The award vested with respect to 15,112 shares on March 1, 2015 and 3,148 shares on March 8, 2015.

(21)
Stock options award subject to market based vesting. Award earned in four increments with 144,426 shares, 21,883 shares, 30,636 shares and 21,883 shares exercisable if the average daily closing price of the Company's common stock on the NASDAQ Global Market during any consecutive thirty-day period exceeds $48.00, $50.00, $55.00, and $50.00, respectively. The award became exercisable with respect to 144,426 shares on March 1, 2015 and 21,883 shares on March 8, 2015.

(22)	comScore’s right of repurchase lapses for 1,542 shares on March 15, 2015, contingent upon Mr. Meierhoefer's continued service on such date.

(23)	comScore’s right of repurchase lapses for 8,750 shares annually on March 15, contingent upon Mr. Meierhoefer's continued service as of each such date.

(24)	Restricted stock unit awards with 3,807 shares vesting on March 15, 2015, contingent upon Mr. Meierhoefer's continued service on such date.

(25)	Restricted stock unit awards with 8,333 shares vesting on February 18, 2015 and 8,334 shares vesting on February 18, 2016, contingent upon Mr. Meierhoefer's continued service as of each such date.

(26)	Restricted stock unit awards with 6,277 shares vesting on February 18, 2015 and 6,278 shares vesting on February 18, 2016, contingent upon Mr. Meierhoefer's continued service as of each such date.

(27)
Restricted stock unit awards with 4,950 shares vesting on February 18, 2015, 4,950 shares vesting on February 18, 2016, and 5,100 shares vesting on February 18, 2017, contingent upon Mr. Meierhoefer's continued service as of each such date.

(28)	comScore’s right of repurchase lapses for 1,652 shares on March 15, 2015, contingent upon Ms. Lin's continued service on such date.

(29)	comScore’s right of repurchase lapses for 6,250 shares annually on March 15, contingent upon Ms. Lin's continued service on such date.

(30)	Restricted stock unit awards with 3,628 shares vesting on March 15, 2015, contingent upon Ms. Lin's continued service on such date.

(31)	Restricted stock unit awards with 8,333 shares vesting on February 18, 2015 and 8,334 shares vesting on February 18, 2016, contingent upon Ms. Lin's continued service on such date.

(32)	Restricted stock unit awards with 6,277 shares vesting on February 18, 2015 and 6,278 shares vesting on February 18, 2016, contingent upon Ms. Lin's continued service on such date.

(33)
Restricted stock unit awards with 4,950 shares vesting on February 18, 2015, 4,950 shares vesting on February 18, 2016, and 5,100 shares vesting on February 18, 2017, contingent upon Ms. Lin's continued service on such date.

(34)	Restricted stock units granted following Mr. Tarpey's retirement on August 28, 2014 in connection with appointment to the Company's advisory board.

2014 Option Exercises and Stock Vested Table

The following table shows the stock options that were exercised and value realized upon exercise, as well as all stock awards that vested and value realized upon vesting, by our named executive officers during the year ended December 31, 2014. Mr. Wesley did not have option exercises or stock vesting occur during 2014.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Serge Matta	—	—	7,500	238,950(2)
	—	—	1,858	59,196(2)
	—	—	8,750	278,775(2)
	—	—	16,666	531,312(3)
	—	—	31,505(4)	974,135(5)
	—	—	2,268	70,127(5)
	—	—	4,857	150,178(5)
	—	—	5,000	195,950(6)

Magid M. Abraham, Ph.D.	—	—	8,694	276,991(2)
	—	—	96,667	3,056,611(7)
	—	—	65,250	2,063,205(7)
	—	—	9,981	308,613(5)
	—	—	70,000	2,307,900(8)
	—	—	1,785(9)	58,530(10)
	—	—	1,649(9)	58,507(11)
	—	—	1,607(9)	58,511(12)
	—	—	1,260(9)	58,502(13)

Gian M. Fulgoni	—	—	6,137	195,525(2)
	—	—	8,333	265,489(2)
	—	—	26,256(4)	837,041(3)
	—	—	6,695	207,009(5)
	—	—	8,750	270,550(5)
	—	—	3,460	106,983(5)
	—	—	2,532(9)	83,024(10)
	—	—	2,340(9)	83,023(11)
	—	—	2,280(9)	83,015(12)
	—	—	1,788(9)	83,017(13)

Cameron Meierhoefer	—	—	3,750	119,475(2)
	—	—	1,839	58,591(2)
	—	—	8,333	265,489(2)
	—	—	13,261(4)	422,761(3)
	—	—	1,542	47,679(5)
	—	—	8,750	270,550(5)
	—	—	3,806	117,682(5)

Christiana Lin	—	—	500	15,930(2)
	—	—	5,000	159,300(2)
	—	—	2,231	71,080(2)
	—	—	8,333	265,489(2)
	—	—	12,775(4)	407,267(3)
	—	—	1,652	51,080(5)

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
	—	—	6,250	193,250(5)
	—	—	3,628	112,178(5)
	5000	173400	—	—
	5000	183950	—	—

Kenneth J. Tarpey (retired August 28, 2014)	—	—	5,000	159,300(2)
	—	—	4,147	132,123(2)
	—	—	8,333	265,489(2)
	—	—	16,833(4)	536,636(3)
	—	—	2,381	73,621(5)
	—	—	8,750	270,550(5)
	—	—	1,262	39,021(5)
	—	—	6,205	243,174(6)
	—	—	2,381(14)	93,311(6)
	—	—	8,750(14)	342,913(6)
	—	—	1,262(14)	49,458(6)
	—	—	8,333(14)	326,570(6)
	—	—	6,277(14)	245,996(6)

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

(2)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $31.86 per share at market close as listed by the NASDAQ Global Market on February 18, 2014.

(3)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $31.88 per share at market close as listed by the NASDAQ Global Market on February 19, 2014.

(4) Restricted stock units granted with immediate vesting.

(5)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $30.92 per share at market close as listed by the NASDAQ Global Market on March 14, 2014.

(6)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $39.19 per share at market close as listed by the NASDAQ Global Market on August 15, 2014.

(7)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $31.62 per share at market close as listed by the NASDAQ Global Market on February 28, 2014.

(8)
The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $32.97 per share at market close as listed by the NASDAQ Global Market on March 29, 2014.

(9) Restricted stock units granted with immediate vesting awarded in lieu of cash salary.
(10) The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $32.79 per share at market close as listed by the NASDAQ Global Market on March 31, 2014.
(11) The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $35.48 per share at market close as listed by the NASDAQ Global Market on June 30, 2014.
(12) The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $36.41 per share at market close as listed by the NASDAQ Global Market on September 30, 2014.
(13) The value realized on vesting is calculated by multiplying the number of shares vesting by the market value of the underlying shares on the vesting date, which was $46.43 per share at market close as listed by the NASDAQ Global Market on December 31, 2014.
(14) Accelerated vesting of restricted stock units in connection with executive officer's retirement effective August 28, 2014 pursuant to terms of the Transition Agreement between the company and Mr. Tarpey dated May 5, 2014 (the "Transition Agreement").
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Potential Payments Upon Termination
We have entered into Change of Control and Severance Agreements (each an "Agreement") for certain members of our management, including each of our current named executive officers, and the term of these Agreements were amended to include a three-year initial term with an automatic three-year renewal, unless either party provides written notice of non-renewal at least sixty days prior to the date of automatic renewal. These agreements supersede any existing severance or change in control provisions included in our named executive officer’s respective employment agreements or letter agreements.

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

The following table identifies the severance period specified in the Agreements for each named executive officer, except Mr. Tarpey who retired effective August 28, 2014:

Name and Principal Position	Severance Period
Serge Matta	2 years
Magid M. Abraham, Ph.D.	2 years
Gian M. Fulgoni	1.5 years
Melvin Wesley III	6 months for first 2 years as CFO, then 1.25 years
Cameron Meierhoefer	1 year
Christiana Lin	1 year
Change in Control of the Company
Each of the Agreements also provides that if, on or within 12 months after a change in control of our Company, the named executive officer’s employment is terminated without cause, or such named executive officer resigns for good reason, then, subject to his compliance with certain post-employment covenants, he would be eligible to receive the following payments and benefits:

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

The following table identifies the change in control multiple specified in the agreements for each named executive officer:

Name and Principal Position	Change of Control Multiple
Serge Matta	2x
Magid M. Abraham, Ph.D.	2x
Gian M. Fulgoni	1.5x
Melvin Wesley III	1.25x
Cameron Meierhoefer	1x
Christiana Lin	1x
Further, each of the Agreements with Messrs. Matta, Wesley, and Meierhoefer and Ms. Lin provides that if each such named executive officer remains employed by or continues to provide services to us through the one-year anniversary of a change of control of our Company, all of his outstanding and unvested equity awards as of the date of change of control will vest in full. The agreements with Dr. Abraham and Mr. Fulgoni provide for accelerated vesting of all of their then outstanding and unvested equity awards upon a change in control of our Company. These “single-trigger” acceleration arrangements are consistent with the existing equity awards held by Dr. Abraham and Mr. Fulgoni.
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
The following table estimates the value of any accelerated vesting of any outstanding equity awards that would have been due to each named executive officer (with the exception of Mr. Tarpey who retired effective August 28, 2014) in connection with a change of control of our Company, assuming the change of control occurred on December 31, 2014.

Name	Market Value of Accelerated Equity (net of exercise price, if any)(1)
Serge Matta	—(2)
Magid M. Abraham, Ph.D.	$10,445,868	(3)(4)
Gian M. Fulgoni	3,126,643(3)
Melvin Wesley III	—(2)
Cameron Meierhoefer	—(2)
Christiana Lin	—(2)

(1)	Based on an assumed fair market value per share of our common stock of $46.43, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2014.

(2)
Each of the agreements with Messrs. Wesley, Matta and Meierhoefer and Ms. Lin provides that if each such named executive officer remains employed by or continues to provide services to us through the one-year anniversary of a change of control of the Company , all of such named executive officer’s outstanding and unvested equity awards as of the date of such change of control would then become vested in full.

(3)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby each named executive officer’s outstanding and unvested equity awards become vested in full upon a change of control of the Company.

(4)
The referenced amount includes the acceleration of 145,000 unvested performance-based restricted stock and restricted stock units held by Dr. Abraham as of December 31, 2014. Of such amount, 28,352 restricted stock units related to overachievement of pre-established targets were subsequently canceled in 2015 as the components of 2014 performance awards did not satisfy the vesting criteria required to earn such shares.  Excluding these shares, the market value of accelerating the outstanding and unvested equity awards of Dr. Abraham as of December 31, 2014 would have been $9,129,484.

Termination of Employment Not in Connection with a Change in Control
The following table estimates the payments, benefits, and the value of any accelerated vesting of any outstanding equity awards that would have been due to each named executive officer, with the exception of Mr. Tarpey who retired effective August 28, 2014, in the event that his or her employment had been terminated (other than in connection with a change in control of comScore) without cause or if such executive officer resigns with good reason, assuming the termination of employment occurred on December 31, 2014.

	Cash Payments		Market Value of Accelerated Equity (net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Serge Matta	$950,000	$42,804	$—
Magid M. Abraham, Ph.D.	500,000	42,804	10,445,868(4)(5)
Gian M. Fulgoni	562,500	21,012	3,126,643(4)
Melvin Wesley III	160,000	6,555	—
Cameron Meierhoefer	353,000	21,402	—
Christiana Lin	333,000	21,139	—

(1)
Salary to be paid at a rate equal to such named executive officer’s annual base salary then in effect, for the duration of a specified severance period, to be paid periodically in accordance with our normal payroll policies.

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $46.43, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2014.

(4)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby each named executive officer’s outstanding and unvested equity awards become vested in full upon a termination of employment without cause or by the named executive officer for good reason.

(5) The referenced amount includes the acceleration of 145,000 unvested performance-based restricted stock and restricted stock units held by Dr. Abraham as of December 31, 2014. Of such amount, 28,352 restricted stock units related to overachievement of pre-established targets were subsequently canceled in 2015 as the components of 2014 performance awards did not satisfy the vesting criteria required to earn such shares.  Excluding these shares, the market value of accelerating the outstanding and unvested equity awards of Dr. Abraham as of December 31, 2014 would have been $9,129,484.

Termination of Employment in Connection with a Change in Control
The following table estimates the payments, benefits, and the value of any accelerated vesting of any outstanding and unvested equity awards that would have been due to each named executive officer, with the exception of Mr. Tarpey who retired effective August 28, 2014, in the event that his or her employment had been terminated in connection with or within 12 months of a change in control of comScore without cause or if such executive officer resigns with good reason, assuming the termination of employment occurred on December 31, 2014.

	Cash Payments		Market Value of Accelerated Equity(net of exercise price, if any)(3)
Name	Salary(1)	COBRA/ Insurance(2)
Serge Matta	$950,000	$42,804	$6,269,396	(4)(5)
Magid M. Abraham, Ph.D.	500,000	42,804	10,445,868	(6)(7)
Gian M. Fulgoni	562,500	21,012	3,126,643(6)
Melvin Wesley III	400,000	16,387	464,300(4)
Cameron Meierhoefer	353,000	21,402	3,114,107(4)
Christiana Lin	333,000	21,139	2,878,753(4)

(1)	Gross amount of lump sum payment (prior to payment of applicable withhold taxes).

(2)	COBRA/Insurance payments are estimated based on the number of months of coverage for which we are contractually obligated and the current estimated premium costs.

(3)	Based on an assumed fair market value per share of our common stock of $46.43, which was the closing price of our common stock as reported by the NASDAQ Global Market on December 31, 2014.

(4)
Each of the agreements with Messrs. Matta, Wesley and Meierhoefer and Ms. Lin provides that if each such named executive officer remains employed by or continues to provide services to us through the one-year anniversary of a change in control of comScore, all of such named executive officer’s outstanding and unvested equity awards become vested in full.

(5) Assuming a change of control to occur on December 31, 2014 with a fair market value of $46.43, no portion of the Special Market-Based Equity Awards would accelerate. In March, 2015, two of the four tranches of the restricted stock unit portion of the Special Market-Based Equity Awards vested and two of the four tranches of the options became exercisable, with 59,591 restricted stock units and 241,676 options remain unvested.

(6)
Dr. Abraham and Mr. Fulgoni are parties to Severance and Change of Control Agreements whereby each named executive officer’s outstanding and unvested equity awards become vested in full upon a change in control of comScore.

(7)
The referenced amount includes the acceleration of 145,000 unvested performance-based restricted stock and restricted stock units held by Dr. Abraham as of December 31, 2014. Of such amount, 28,352 restricted stock units related to overachievement of pre-established targets were subsequently canceled in 2015 as the components of 2014 performance awards did not satisfy the vesting criteria required to earn such shares.  Excluding these shares, the market value of accelerating the outstanding and unvested equity awards of Dr. Abraham as of December 31, 2014 would have been $9,129,484.

Chief Financial Officer Departure
Mr. Tarpey retired as Chief Financial Officer effective August 28, 2014. On May 8, 2014, the Company announced Mr. Tarpey's intention to retire and the entry into a Transition Agreement with Mr. Tarpey dated May 5, 2014 (the "Transition Agreement"). Under the terms of the Transition Agreement, Mr. Tarpey agreed to assist with transitioning the position and duties of the chief financial officer. He continued to receive his salary, other employee benefits and vesting of his equity awards at the same levels and eligibility as immediately prior to the Transition Agreement until his retirement date. Pursuant to the Transition Agreement, Mr. Tarpey received a one-time distribution of shares based on a pro-rated calculation of his 2014 short-term incentive and the immediately vested performance-based portion of his 2014 long-term incentive pursuant to the Company's 2014 executive incentive plan. The incentive achievement amounts were determined based on the Company's first and second quarter revenue and Adjusted EBITDA results relative to the targets, with the assumption that Mr. Tarpey achieved 100% of of any management based objectives for those periods. No overachievement was assumed or allocated. In addition, vesting of 27,003 shares of restricted stock and restricted stock units previously granted to Mr. Tarpey were accelerated pursuant to the terms of the initial grants and the Company's 2007 Equity Incentive Plan.
For a further discussion of the agreements pursuant to which our named executive officers are entitled to payments upon a termination or change of control, see the section titled “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Severance and Change of Control Arrangements.”
DIRECTOR COMPENSATION
Director Compensation Policies
Retainers and Meeting Fees: During 2014, our non-employee directors were eligible to receive an annual cash retainer based on their general service on our Board of Directors and additional cash retainers for participation or serving as chair of certain committees of our Board of Directors. Our director compensation was last revised in February 2013 following the Nominating and Governance Committee's request to Compensia to undertake a review of director compensation in comparison to our compensation peer group, and the amount of the retainers was last determined by our Board of Directors based on the results of that review. Additionally, in October 2014, following the Nominating and Governance Committee's consultation with outside counsel and Compensia, our Board of Directors approved a lead independent director designation and revised the compensation policy to include a retainer for such designation.
During 2014, our non-employee directors were eligible to receive an annual cash retainer of $30,000 for general service on our Board of Directors, and the lead independent director was eligible to receive an additional cash retainer of $20,000, prorated for service during 2014.
Additional annual cash retainers for which members or the chair of certain committees of our Board of Directors were eligible in 2014 were as follows:

	2014
Committee	Chairperson	Member
Audit	$18,000	$10,000
Compensation	10,000	5,000
Nominating and Governance	7,500	3,000

In the case of new non-employee directors, these fees are prorated based on when the non-employee director joins our Board of Directors during the year. Employee directors are not compensated for board of director or committee service in addition to their regular employee compensation.
Equity-Based Compensation: Non-employee directors are also eligible to receive stock awards and option grants under our 2007 Equity Incentive Plan. Our non-employee directors are entitled to an annual restricted stock award having an approximate value of $125,000 at the time of grant.

Each annual restricted stock award vests in full upon the earlier of (i) the date of the respective director’s next anniversary upon joining our Board of Directors, (ii) the date of the first annual meeting of stockholders following the date of grant or (iii) a change of control.
    Expenses: We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included as a component of compensation disclosed in the 2014 Director Compensation Table.

2014 Director Compensation Table
The following table sets forth certain information concerning cash and non-cash compensation earned by our non-employee directors in 2014. None of the non-employee directors received option awards or other compensation in 2014.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Russell Fradin	15,833	125,018	140,851
Jeffrey Ganek(4)	40,000	125,018	165,018
William J. Henderson	55,000	125,018	180,018
William Katz	42,500	125,018	167,518
Ronald J. Korn	48,000	125,018	173,018
Jarl Mohn(5)	22,084	-	22,084

(1)
Effective October 2014, the Board amended our director compensation policy to include an annual cash retainer to the lead independent director. The amounts reported in this table reflect that amendment

(2)
Represents the aggregate grant date fair value of $37.23 per share computed in accordance with FASB ASC Topic 718 of the stock awards granted to the non-employees in 2014. The assumptions used in the calculation of these award amounts are included in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Each director elected at the company's 2014 annual meeting received a retainer consisting of restricted stock units valued at approximately $125,018, equal to 3,358 shares valued at $37.23 per share in accordance with FASB ASC Topic 718.

(3)
At December 31, 2014, the aggregate number of stock options exercisable and outstanding for our non-employee directors was 4,000, and the aggregate number of restricted stock units unvested was 16,790.

(4)    Mr. Ganek resigned effective January 15, 2015.
(5)    Mr. Mohn did not stand for reelection at the end of his term in July 2014.

The number of shares of our common stock and the grant date fair value of each stock award reported in the “Stock Awards” column above are as follows:

Name	Award Type	Grant Date	Number of Shares	Grant Date Fair Value ($)
Russell Fradin	Restricted Stock Units	July 22, 2014	3,358	125,018
Jeffrey Ganek(1)	Restricted Stock Units	July 22, 2014	3,358	125,018
William J. Henderson	Restricted Stock Units	July 22, 2014	3,358	125,018
William Katz	Restricted Stock Units	July 22, 2014	3,358	125,018
Ronald J. Korn	Restricted Stock Units	July 22, 2014	3,358	125,018
Jarl Mohn(2)	Restricted Stock Units	July 22, 2014	3,358	125,018

(1)	Mr. Ganek resigned effective January 15, 2015.

(2)	Mr. Mohn did not stand for reelection at the end of his term in July 2014.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
William J. Henderson, William Katz and Jarl Mohn served as our Compensation Committee from January 2014 through July 2014, at which time Russell Fradin replaced Mr. Mohn. Mr. Fradin served as our Executive Vice President, Corporate Development from June 2000 to June 2004. Mr. Fulgoni, our Chairman Emeritus,

serves as a director of Dynamic Signal, Inc., a social media marketing technology company for which Mr. Fradin serves as chairman of the Board of Directors and chief executive officer.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 1, 2015, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the common stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 1, 2015 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after April 1, 2015. A total of 40,513,191 shares of our common stock were outstanding as of April 1, 2015. Except as otherwise indicated, the address of each of the persons in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
WPP plc and affiliated entities(2)	6,076,978	15.0%
PRIMECAP Management Company(3)	4,150,532	12.1%
Blackrock, Inc.(4)	3,426,390	10.0%
The Vanguard Group(5)	2,303,291	6.7%
Directors and Named Executive Officers:
Serge Matta(6)	820,534	2.0%
Magid M. Abraham, Ph.D.(7)	166,986	*
Gian M. Fulgoni(8)	167,790	*
Melvin Wesley III(9)	168,033	*
Cameron Meierhoefer(10)	222,504	*
Christiana Lin(11)	239,467	*
Russell Fradin	—	*
William J. Henderson	24,925	*
William Katz	25,517	*
Ronald J. Korn(12)	41,748	*
Joan M. Lewis	—	*
All directors and executive officers as a group (twelve persons)(13)	1,986,558	4.9%

*	Represents less than 1% of the outstanding shares of common stock.

(1)
The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the SEC.

(2)
This information is derived solely from the Schedule 13D filed with the SEC on April 7, 2015. Each of WPP plc and Cavendish Square Holding B.V. a subsidiary of WPP plc, have shared voting power and shared dispositive power of 6,076,978 shares. The address for WPP plc is 27 Farm Street, London, united Kingdom W1J 5RJ. The address for Cavendish Square Holding B.V. is Laan op Zuid 167, 3072 DB Rotterdam, Netherlands.

(3)
This information is derived solely from the Schedule 13G/A filed with the SEC on February 13, 2015. PRIMECAP Management Company has sole voting power of 3,470,360 shares and sole dispositive power of 4,150,532 shares. The address for PRIMECAP Management Company is 225 south Lake Ave., #400, Pasadena, CA 91101. .

(4)
This information is derived solely from the Schedule 13G/A filed with the SEC on February 10, 2015. Blackrock, Inc. has sole voting power of 3,351,333 shares and sole dispositive power of 3,426,390 shares. The address for Blackrock, Inc. is 55 East 52nd Street, New York, NY 10022.

(5)
This information is derived solely from the Schedule 13G/A filed with the SEC on February 11, 2015. The Vanguard Group has sole voting power of 46,879 shares, sole dispositive power of 2,259,712, and shared dispositive power of 43,579 shares. The address for the Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(6)
Includes 743,468 shares subject to options that are immediately exercisable or exercisable within 60 days of April 1, 2015. Additionally, includes 8,750 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(7)	Includes 33,947 shares held indirectly by spouse of which 6,250 shares are subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(8)	Includes 8,750 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.

(9)	Includes 166,309 shares subject to options that are immediately exercisable or exercisable within 60 days of April 1, 2015.
(10)    Includes 166,309 shares subject to options that are immediately exercisable or exercisable within 60 days of April 1, 2015. Additionally, includes 6,250 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.
(11)    Includes 166,309 shares subject to options that are immediately exercisable or exercisable within 60 days of April 1, 2015. Additionally, includes 6,250 shares subject to a right of repurchase held by us pursuant to a restricted stock agreement.
(12)    Includes 4,000 shares subject to options that are immediately exercisable or exercisable within 60 days of April 1, 2015.
(13)    Includes 1,322,809 shares subject to options that are immediately exercisable or exercisable within 60 days of April 1, 2015. Includes 41,250 shares subject to a right of repurchase held by us pursuant to restricted stock agreements.
EQUITY COMPENSATION PLANS
The following table summarizes our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,390,889	$5.34	1,563,114(1)
Equity compensation plans not approved by security holders	—	—	—
Total	3,390,889	$5.34	1,563,114(1)

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
In any transaction involving a related person, our audit committee and our Board of Directors consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director or nominee for director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on that director’s or nominee for director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available.
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
Transactions and Relationships with Directors, Officers and Five Percent Stockholders
We believe that there has not been any other transaction or series of transactions during 2014 to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than five percent of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” or “Director Compensation” elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A and as described below.
Linda Boland Abraham
Since our inception in 1999, Linda Boland Abraham, the spouse of Dr. Magid M. Abraham, our Executive Chairman of our Board of Director and former Chief Executive Officer, has been employed in various management positions with us. Most recently, Ms. Abraham has served as our Executive Vice President, Global Development. During the year ended December 31, 2014, Ms. Abraham received an award of shares of our restricted stock pursuant to our 2013 Bonus Policy with a fair value at the time of grant of $107,920 that was granted in February 2014, with 50% vested immediately and the remaining 50% to vest equally in February 2015 and 2016. During the year ended December 31, 2014, Ms. Abraham did not receive a cash salary. Similar to Dr. Abraham, Ms. Abraham agreed to receive stock in lieu of cash salary for the entire 2014 fiscal year. The stock for the entire calendar year was was issued on December 31, 2014. The 2014 annual salary for Ms. Abraham was $62,030. Based on the closing price of our common stock as reported on the NASDAQ Global Select Market on December 31, 2014, we awarded 1,336 shares of common stock to Ms. Abraham in lieu of salary per this arrangement.
Commercial Agreements
During 2014, The Proctor & Gamble Company purchased $3.1 million in services from the Company. Ms. Lewis, a member of our Board of Directors, was an executive officer of The Proctor & Gamble Company until her retirement from that position in December, 2014. Ms. Lewis did not have direct authority over The Proctor & Gamble Company contracts with the Company, nor did she receive direct material benefit from any such transactions. The sales were made in the ordinary course of business pursuant to our standard terms and conditions.

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
DIRECTOR INDEPENDENCE
Our Board of Directors has determined that each of Messrs. Fradin, Henderson, Katz and Korn and Ms. Lewis is independent under the rules of the SEC and the listing standards of the NASDAQ Stock Market. Our Board of Directors also determined that each of Messrs. Ganek and Mohn was independent under the rules of the SEC and the listing standards of the NASDAQ Stock Market during their service as a director in 2014. Therefore, every member of the audit committee, Compensation Committee and nominating and governance committee during 2014 was and currently is an independent director in accordance with those standards. In determining the independence of our directors, our Board of Director considered all transactions in which we and any director had any interest, including those involving payments made by us to companies in the ordinary course of business where Messrs. Fradin, Henderson, and Mohn and Ms. Lewis serve on our Board of Director or as a member of the executive management team of the other company
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Related Fees for Fiscal Years 2013 and 2014
The following table sets forth a summary of the fees billed to us by Ernst & Young LLP for professional services for the fiscal years ended December 31, 2013 and 2014, respectively. All of the services described in the following fee table were approved by the audit committee.

Name	2013	2014
Audit Fees(1)	$1,768,500	$1,926,235
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$1,768,500	$1,926,235

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
Pre-Approval Policies and Procedures
Our audit committee has adopted and our Board of Directors has approved a policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. Pursuant to its audit, audit-related and non-audit services pre-approval policy, our audit committee may delegate either type of pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all audit related and other services rendered by Ernst & Young LLP in 2013 and 2014.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
(a)(3) Exhibits:

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

4.1(1)	Specimen Common Stock Certificate (Exhibit 4.1)

10.1(1)	Form of Indemnification Agreement for directors and executive officers (Exhibit 10.1)

10.2(2)	1999 Stock Plan, as amended and restated June 21, 2007 (Exhibit 4.2)

10.3(1)	Form of Stock Option Agreement under 1999 Stock Plan (Exhibit 10.3)

10.4(1)	Form of Notice of Grant of Restricted Stock Purchase Right under 1999 Stock Plan (Exhibit 10.4)

10.5(1)	Form of Notice of Grant of Restricted Stock Unit under 1999 Stock Plan (Exhibit 10.5)

10.6(3)	2007 Equity Incentive Plan, as amended and restated June 8, 2011 (Exhibit 10.1)

10.7(1)	Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (Exhibit 10.7)

10.8(1)	Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (Exhibit 10.8)

10.9(1)	Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (Exhibit 10.9)

10.10(4)	Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (Exhibit 10.1)

10.11(5)*	Transition Agreement, dated May 5, 2014, by and between the Registrant and Kenneth J. Tarpey (Exhibit 10.1)

10.12(3)
Form of Change of Control and Severance Agreement entered into between the Registrant and each of Serge Matta, Melvin Wesley III, Magid M. Abraham, Gian M. Fulgoni and Cameron Meierhoefer (Exhibit 10.1)

10.13(6)
Credit Agreement among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., Suntrust Bank, and the other lenders party thereto, dated September 26, 2013 (Exhibit 10.1)

10.14(6)	Security and Pledge Agreement among comScore, Inc., the subsidiaries of comScore, Inc. party thereto and Bank of America, N.A., dated September 26, 2013 (Exhibit 10.2)

10.15(7)	Patent Purchase, License and Settlement Agreement by and among the Company, Nielsen and NetRatings dated December 20, 2011 (Exhibit 10.1)

10.16(7)	Purchase Agreement by and among the Company and Nielsen dated December 20, 2011(Exhibit 10.2)

10.17(7)	Voting Agreement by and among the Company and Nielsen dated December 20, 2011 (Exhibit 10.3)

10.18(8)	Summary of 2012 Named Executive Officer Incentive Compensation Policy

10.19(9)	Summary of Revised 2013 Named Executive Officer Incentive Compensation Policy

10.20(10)	Summary of 2014 Named Executive Officer Incentive Plan

10.21(11)	Summary of 2015 Named Executive Officer Incentive Plan

10.22(12)	Summary of Revised Compensatory Arrangements for the Chief Executive Officer and Executive Chairman

10.23	Employment Offer Letter Agreement between the Company and Melvin Wesley III dated August 4, 2014

10.24(13)	Summary of 2014 Market Grants

10.25(14)	Stock Purchase Agreement by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and the Company dated as of February 11, 2015 (Exhibit (d)(1))

10.26(14)	Stockholders Rights Agreement dated as of February 11, 2015 by and among the Company, WPP Group USA, Inc. and Cavendish Square Holding B.V. (Exhibit (d)(3))

10.27(14)	Voting Agreement dated February 11, 2015 by and among the Company, WPP Group USA, Inc. and Cavendish Square Holding B.V. (Exhibit (d)(4))

10.28(14)	Strategic Alliance Agreement dated February 11, 2015 by and between the Company and WPP Group USA, Inc. (Exhibit (d)(5))

10.29(15)	Purchase Agreement by and among the Company and Cavendish Square Holding B.V., dated April 1, 2015 (Exhibit 10.5)

21.1**	List of Subsidiaries

23.1**	Consent of Ernst & Young

24.1**	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**	XBRL Instance Document+
101.2**	XBRL Taxonomy Extension Schema Document+
101.3**	XBRL Taxonomy Extension Calculation Linkbase Document+
101.4**	XBRL Taxonomy Extension Definition Linkbase Document+
101.5**	XBRL Taxonomy Extension Label Linkbase Document+
101.6**	XBRL Taxonomy Extension Presentation Linkbase Document+

* Confidential treatment has been requested for a portion of this exhibit.
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

(2) Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, as amended, filed July 2, 2007 (No. 333-144281). The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

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

(5) Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q, filed August 5, 2014 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(6) Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed October 29, 2013 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(7) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed December 21, 2011 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 4, 2012 (File No. 001-33520).

(9) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed June 21, 2013 (File No. 001-33520).

(10) Incorporated by reference to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A, filed April 29, 2014 (File No. 001-33520).

(11) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 17, 2015 (File No. 001-33520).

(12) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 5, 2014 (File No. 001-33520).

(13) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed November 12, 2014 (File No. 001-33520).

(14) Incorporated by reference to the exhibits to the Tender Offer Statement on Form TO for the Company’s common stock, filed February 20, 2015 (File No. 005-83687). The number given in parentheses indicates the corresponding exhibit number in such Form TO.
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 3, 2015 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(15) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed April 3, 2015 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
comScore, Inc.
By:     /s/ Serge Matta
Serge Matta
President and Chief Executive Officer
April 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Serge Matta	President, Chief Executive Officer (Principal Executive Officer) and Director	April 24, 2015
Serge Matta
/s/ Melvin Wesley III	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2015
Melvin Wesley III
*	Executive Chairman of the Board of Directors
Magid M. Abraham, Ph.D.
*	Chairman Emeritus
Gian M. Fulgoni
*	Director
Russell Fradin
*	Director
William J. Henderson
*	Director
William Katz
*	Director
Ronald J. Korn
*	Director
Joan M. Lewis