Form 10-Q
period 2015-03-31
COMSCORE, INC.
filed 2015-05-05
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

 ________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2015, there were 40,483,660 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,854	$43,015
Accounts receivable, net of allowances of $2,519 and $2,079, respectively	83,502	98,185
Prepaid expenses and other current assets	13,551	11,015
Deferred tax assets	19,718	20,976
Assets held for sale	5,602	5,692
Total current assets	163,227	178,883
Property and equipment, net	45,370	42,365
Other non-current assets	969	1,017
Long-term deferred tax assets	12,683	12,369
Intangible assets, net	13,797	15,793
Goodwill	101,290	103,525
Total assets	$337,336	$353,952
Liabilities and Equity
Current liabilities:
Accounts payable	$6,232	$3,421
Accrued expenses	26,059	37,212
Deferred revenues	90,535	92,013
Deferred rent	1,645	1,738
Capital lease obligations	14,239	13,353
Current liabilities held for sale	4,150	3,873
Total current liabilities	142,860	151,610
Deferred rent, long-term	9,433	9,738
Deferred revenue, long-term	1,126	2,063
Deferred tax liabilities, long-term	1,058	1,182
Capital lease obligations, long-term	13,023	13,072
Other long-term liabilities	751	1,022
Total liabilities	168,251	178,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 36,267,082 shares issued and 34,441,547 outstanding as of March 31, 2015 and 35,919,340 shares issued and 34,174,466 shares outstanding at December 31, 2014, respectively	36	36
Additional paid-in capital	333,442	324,176
Accumulated other comprehensive loss	(9,956)	(5,591)
Accumulated deficit	(100,401)	(93,076)
Treasury stock, at cost, 1,825,535 and 1,744,874 shares as of March 31, 2015 and December 31, 2014, respectively	(54,036)	(50,280)
Total stockholders’ equity	169,085	175,265
Total liabilities and stockholders’ equity	$337,336	$353,952

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$87,329	$76,899
Cost of revenues (excludes amortization of intangible assets) (1)	24,892	23,441
Selling and marketing (1)	27,331	26,066
Research and development (1)	18,006	12,477
General and administrative (1)	25,001	13,344
Amortization of intangible assets	1,379	1,955
Settlement of litigation, net	(90)	(80)
Total expenses from operations	96,519	77,203
Loss from operations	(9,190)	(304)
Interest and other expense, net	(392)	(203)
Loss from foreign currency	(72)	(153)
Loss before income tax provision	(9,654)	(660)
Income tax benefit (provision)	2,329	(122)
Net loss	$(7,325)	$(782)
Net loss available to common stockholders per common share:
Basic	$(0.22)	$(0.02)
Diluted	$(0.22)	$(0.02)
Weighted-average number of shares used in per share calculation - common stock:
Basic	33,793,582	33,822,835
Diluted	33,793,582	33,822,835

Comprehensive loss:
Net loss	$(7,325)	$(782)
Other comprehensive loss:
Foreign currency translation adjustment	(4,365)	(158)
Total comprehensive loss	$(11,690)	$(940)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$2,209	$725
Selling and marketing	$3,747	$2,396
Research and development	$2,183	$725
General and administrative	$13,616	$3,377
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	35,216,071	$36	$293,322	$1,726	$(83,173)	$(13,109)	$198,802
Net loss	—	—	—	—	(782)	—	(782)
Foreign currency translation adjustment	—	—	—	(158)	—	—	(158)
Exercise of common stock options	4,866	—	15	—	—	—	15
Issuance of restricted stock	193,006	—	—	—	—	—	—
Restricted stock canceled	(8,590)	—	—	—	—	—	—
Restricted stock units vested	316,395	—	—	—	—	—	—
Common stock received for tax withholding	(304,636)	—	(9,581)	—	—	—	(9,581)
Repurchases of common stock	(755,373)					(21,498)	(21,498)
Excess tax benefits from stock based compensation, net	—	—	265	—	—	—	265
Amortization of stock based compensation	—	—	11,974	—	—	—	11,974
Balance at March 31, 2014	34,661,739	$36	$295,995	$1,568	$(83,955)	$(34,607)	$179,037

Balance at December 31, 2014	34,174,466	$36	$324,176	$(5,591)	$(93,076)	$(50,280)	$175,265
Net loss	—	—	—	—	(7,325)	—	(7,325)
Foreign currency translation adjustment	—	—	—	(4,365)	—	—	(4,365)
Exercise of common stock options	59,214	—	2,363	—	—	—	2,363
Issuance of restricted stock	175,287	—	—	—	—	—	—
Restricted stock canceled	(1,650)	—	—	—	—	—	—
Restricted stock units vested	545,669	—	—	—	—	—	—
Common stock received for tax withholding	(430,778)	—	(21,660)	—	—	—	(21,660)
Repurchase of common stock	(80,661)	—	—	—	—	(3,756)	(3,756)
Amortization of stock based compensation	—	—	28,563	—	—	—	28,563
Balance at March 31, 2015	34,441,547	$36	$333,442	$(9,956)	$(100,401)	$(54,036)	$169,085
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(7,325)	$(782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,010	4,183
Amortization of intangible assets	1,379	1,955
Provision for bad debts	985	500
Stock-based compensation	21,755	7,223
Amortization of deferred rent	(446)	(255)
Deferred tax provision (benefit)	515	(255)
Loss (gain) on asset disposal	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	12,116	2,107
Prepaid expenses and other current assets	(3,173)	(2,505)
Accounts payable, accrued expenses, and other liabilities	(4,181)	2,378
Deferred revenues	1,140	4,810
Deferred rent	88	36
Net cash provided by operating activities	27,863	19,375

Investing activities
Purchase of property and equipment	(1,402)	(1,873)
Net cash used in investing activities	(1,402)	(1,873)

Financing activities
Proceeds from the exercise of common stock options	2,363	15
Repurchase of common stock (withholding taxes)	(21,660)	(9,581)
Repurchase of common stock (treasury shares)	(3,756)	(21,498)
Excess tax benefits from stock based compensation	—	265
Principal payments on capital lease obligations	(3,793)	(2,707)
Net cash used in financing activities	(26,846)	(33,506)
Effect of exchange rate changes on cash	(1,776)	2
Net decrease in cash and cash equivalents	(2,161)	(16,002)
Cash and cash equivalents at beginning of period	43,015	67,795
Cash and cash equivalents at end of period	$40,854	$51,793

Supplemental cash flow disclosures
Interest paid	$388	$315
Net income taxes paid	$637	$172
Supplemental noncash investing and financing activities
Capital lease obligations incurred	$4,639	$2,128
Leasehold improvements acquired through lease incentives	$396	$—
Accrued capital expenditures	$4,209	$1,309
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides digital media analytics that enables its customers to make well-informed, data-driven decisions to effectively manage their business, build successful digital strategies and tactics, and optimize their marketing and advertising investments. The Company is a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms including personal computers, smartphones, tablets, televisions and interact with digital media, including websites, apps, video programming and advertising. The Company aspires to measure all digital interactions across all major digital platforms, at scale, on a global basis.
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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 20, 2015 with the SEC. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015 or thereafter. All references to March 31, 2015 and 2014 or to the three months ended March 31, 2015 and 2014 in the notes to the consolidated interim financial statements are unaudited.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, recoverability of intangible assets, other long-lived assets and goodwill, accruals related to outstanding litigation, the collectability of accounts receivable and the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

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
The Company does not currently have any assets or liabilities that are measured at fair value on a recurring basis. However, cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, deferred revenue, deferred rent and capital lease obligations reported in the consolidated balance sheets equal or approximate their respective fair values because of their short term nature.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts where collectability may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. Included within accounts receivable are unbilled accounts receivable, which relate to situations in which the Company has recognized revenue for services performed prior to invoicing a customer, but for which we have the legal right to invoice the customer. Typically, unbilled accounts receivable are invoiced in the following period.
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

The Company has concluded it generally does not have VSOE for its arrangements, and TPE is generally not available because the Company’s service offerings are highly differentiated and the Company is unable to obtain reliable information on the products and pricing practices of the Company’s competitors. As such, ESP is generally used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
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
Generally, contracts are non-refundable and non-cancellable. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provisions lapse. A limited number of customers have the right to cancel their contracts by providing a written notice of cancellation. In the event that a customer cancels its contract, the customer is not entitled to a refund for prior services, and will be charged for costs incurred plus services performed up to the cancellation date.
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
During the three months ended March 31, 2015 and 2014, the Company recognized $3.8 million and $2.2 million, respectively, of revenue related to nonmonetary transactions, of which $2.1 million and $1.7 million, respectively, was attributable to the related party transaction. During the three months ended March 31, 2015 and 2014, the Company recognized $4.2 million and $1.2 million, respectively, in expense related to nonmonetary transactions, of which $2.0 million and $0.8 million, respectively, was attributable to the related party transaction. Due to timing differences in the delivery and receipt of the respective nonmonetary assets exchanged, expense recognized in each period is different from the amount of revenue recognized.
Stock-Based Compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option-pricing model. The fair value of market-based stock options and restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards, restricted stock units, and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for stock-based awards at the dates of grant based on historical experience and adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

The Company issues restricted stock awards where restrictions lapse upon the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For stock awards that contain market vesting conditions, the Company recognizes compensation cost of the original estimate of the derived service period, based on its initial valuation analysis regardless of market performance. Stock awards that contain performance or market vesting conditions are excluded from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
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
The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on the reversal of existing taxable temporary differences and projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability, the competitive environment, the overall outlook for the online marketing industry and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.
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
Earnings Per Share
Basic net income/loss per common share excludes dilution for potential common stock issuances and is computed by dividing net income/loss by the weighted-average number of common shares outstanding for the period. Diluted net income/loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method. The Company's restricted stock awards are participating securities when the Company has net income. The weighted-average shares outstanding-common stock has been adjusted to reflect share repurchases made during the three months ended March 31, 2015. See Footnote 8 for more information pertaining to the Company's share repurchases.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Net loss	$(7,325)	$(782)
Net loss per share - common stock:
Basic	$(0.22)	$(0.02)
Diluted	$(0.22)	$(0.02)
Weighted-average shares outstanding-common stock, basic and dilutive	33,793,582	33,822,835

The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended March 31,
	2015	2014
Stock options and restricted stock	925,118	843,687
Recent Pronouncements
In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on January 1, 2017 (i.e., beginning with the first quarter 2017 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the calendar year 2016 and 2015 financial statements would be adjusted to reflect the effects of applying the new standard to those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning January 1, 2017 to new contracts and those contracts that are not yet complete at January 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. The Company is currently evaluating the methods of adoption allowed by the new standard and the impact the standard is expected to have on the Company's financial statements and related disclosures.

3.	Goodwill and Intangible Assets
The change in the carrying value of goodwill for the three months ended March 31, 2015 is as follows (in thousands):

Balance as of December 31, 2014	$103,525
Translation adjustments	(2,235)
Balance as of March 31, 2015	$101,290

The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$6,392	$(5,245)	$1,147	$6,612	$(5,180)	$1,432
Customer relationships	17,543	(12,578)	4,965	19,201	(12,970)	6,231
Panel	1,593	(1,555)	38	1,617	(1,521)	96
Intellectual property	13,552	(5,905)	7,647	13,562	(5,528)	8,034
Trade names	1,529	(1,529)	—	1,690	(1,690)	—
	$40,609	$(26,812)	$13,797	$42,682	$(26,889)	$15,793
Amortization expense related to intangible assets was approximately $1.4 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.
The weighted average remaining amortization period by major asset class as of March 31, 2015, is as follows:

(In years)
Acquired methodologies/technology	2.8
Customer relationships	2.3
Panel	0.2
Intellectual property	6.5

The estimated future amortization of acquired intangible assets as of March 31, 2015 is as follows:

(In thousands)
2015	3,420
2016	3,805
2017	2,920
2018	1,108
2019	518
Thereafter	2,026
$13,797

As of December 31, 2014, the Company determined that it had met the held for sale criteria as defined in Accounting Standard Codification 360: Property, Plant, and Equipment. As such, the Company presents assets and liabilities held for sale related to CSWS on its consolidated balance sheets. However, CSWS does not qualify for discontinued operations financial presentation, as management expects to have continuing involvement with CSWS by providing certain services to the buyer. The Company recorded a $9.7 million impairment charge during the year ended December 31, 2014, which reduced the carrying amount of CSWS intangible assets to zero and was calculated as the difference between the letters of intent that the Company has received and the carrying value of CSWS.

4.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $12.5 million, of which the Company can utilize approximately $7.4 million as of March 31, 2015, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to May 31, 2015. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers. Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2015	$11,712
2016	11,620
2017	5,101
2018	239
2019	16
Total minimum lease payments	28,688
Less amount representing interest	(1,426)
Present value of net minimum lease payments	27,262
Less current portion	(14,239)
Capital lease obligations, long-term	$13,023
During the three months ended March 31, 2015 and 2014, the Company acquired $4.6 million and $2.0 million, respectively, in computer hardware and software through the issuance of capital leases.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") with several banks (the "Lenders"). Bank of America, N.A. (“Bank of America”) is the administrative agent, and lead lender of this Revolving Credit Facility. The Credit Agreement provides for a five-year revolving credit facility of $100.0 million, which includes a $10.0 million sublimit for issuance of standby letters of credit, a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement is September 26, 2018.  The Credit Agreement also contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility shall be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit. On June 23, 2014, the Company executed the First Amendment to the Credit Agreement. This amendment reset the equity repurchase limit to $50.0 million and permits the Company to repurchase equity interests in the Company outside the $50.0 million limit during the remainder of the five-year revolver term, provided that certain financial thresholds are met.
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

The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of March 31, 2015 the Company was in full compliance with all covenants contained in the Credit Agreement.
As of March 31, 2015, the Company did not have an outstanding balance under the terms of the Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of March 31, 2015, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

5.	Contingencies
Contingencies
From time to time, the Company is exposed to unasserted potential claims encountered in the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of current matters, if any will not materially affect the Company’s consolidated financial position or results of operations.

6.	Income Taxes
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
During the three months ended March 31, 2015, the Company recorded an income tax benefit of $2.3 million, resulting in an effective tax rate of 24.1%. During the three months ended March 31, 2014, the Company recorded an income tax provision of $0.1 million, resulting in an effective tax rate of (18.5)%. These effective tax rates differ from the Federal statutory rate of 35% primarily due to the effects of valuation allowances associated with foreign losses, state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year.
As of March 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $1.4 million, of which approximately $0.9 million is netted against certain deferred tax assets on the accompanying consolidated balance sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2015 and December 31, 2014, the amount of accrued interest and penalties on unrecognized tax benefits was approximately $0.6 million.
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
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of March 31, 2015 and December 31, 2014, the Plans provided for the issuance of a maximum of approximately 12.7 million shares and 11.4 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2015, the shares available for grant increased by 1,366,979 pursuant to the automatic share reserve increase provision under the 2007 Plan. Accordingly, as of March 31, 2015, a total of 2,580,322 shares were available for future grant under the 2007 Plan.
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
During the twelve months ended December 31, 2014, the Company granted market-based options and restricted units to its named executive officers and other key management personnel of 1,969,453 and 283,356, respectively.
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
The awards were granted effective as of November 7, 2014, with an exercise price and fair value at the time of grant of $42.92 per share, the closing price of the Company’s common stock as reported by the NASDAQ Global Market on November 7, 2014. Each of the awards is subject to market-based vesting, as follows:

•
66% of the shares subject to each option award, and 48% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $48 per share for a consecutive thirty calendar day period prior to November 7, 2017. Such target represents a 25% increase over the 30-day average closing price of the Company’s common stock as reported by the NASDAQ Global Market ending on the date of award.

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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2014	1,980,308	$42.71	9.81	7,359
Options granted	—	—	—	—
Options exercised	(59,214)	39.91	—	664
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Options outstanding at March 31, 2015	1,921,094	$42.80	9.59	16,136
Options exercisable at March 31, 2015	1,443,087	$42.76	9.58	12,178
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the three months ended March 31, 2015 was $0.7 million. The aggregate intrinsic value for all options outstanding were $16.1 million and $7.4 million, respectively, under the Company’s stock plans as of March 31, 2015 and December 31, 2014. The aggregate intrinsic value for all options exercisable was $12.2 million as of March 31, 2015. The weighted average remaining contractual lives for all options outstanding were 9.59 and 9.81 years, respectively, under the Company’s stock plans as of March 31, 2015 and December 31, 2014. The weighted average remaining contractual live for all options exercisable was 9.58 years as of March 31, 2015. As of March 31, 2015, total unrecognized compensation expense related to outstanding options and exercisable options was $2.4 million, which will be fully recognized during 2015.
The Company’s nonvested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates his or her employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended March 31, 2015, 1,650 forfeited shares of restricted stock have been repurchased by the Company at no cost and were subsequently retired.

A summary of the status for nonvested stock awards as of March 31, 2015 is presented as follows:

Nonvested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	476,993	1,410,581	1,887,574	$26.88
Granted	175,287	209,685	384,972	46.84
Vested	(496,763)	(545,669)	(1,042,432)	33.02
Forfeited	(1,650)	(33,551)	(35,201)	47.24
Nonvested at March 31, 2015	153,867	1,041,046	1,194,913	$27.36
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of March 31, 2015 was $59.6 million. The aggregate intrinsic value of restricted stock and restricted stock units vested during the three months ended March 31, 2015 was $45.4 million.
The Company granted nonvested stock awards at no cost to recipients during the three months ended March 31, 2015. As of March 31, 2015, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $28.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 1,042,432 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended March 31, 2015, the Company repurchased 430,778 shares at an aggregate purchase price of approximately $21.7 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.
Shares Reserved for Issuance
At March 31, 2015, the Company had reserved for future issuance the following shares of common stock:

Common stock available for future issuances under the Plans	2,580,322
Common stock reserved for outstanding options and restricted stock units	2,962,140
5,542,462

8.	Share Repurchases

As part of the Company's share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three months ended March 31, 2015 and 2014 under the Company's share repurchase program were as follows:

	Three Months Ended March 31,
	2015 (1)	2014 (2)
(Amounts in millions, except share and per share data)
Total number of shares repurchased	80,661	755,373
Average price paid per share	46.56	$28.46
Total value of shares repurchased (as measured at time of repurchase)	$3.8	$21.5
(1) June 2014 Share Repurchase Program
On June 5, 2014 the Company announced that its board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. As of March 31, 2015, there was $45.4 million remaining under the share repurchase program.
(2) June 2013 Share Repurchase Program
On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors and commenced on June 4, 2013. As of March 31, 2014, there was $28.5 million remaining under the share repurchase program. This repurchase program concluded on May 29, 2014 and resulted in the repurchase of $49.4 million of shares (as measured at the time of repurchase).

9.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three months ended March 31, 2015 and 2014 is set forth below:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
United States	$64,086	$54,154
Europe	14,176	13,533
Canada	3,209	3,225
Other	5,858	5,987
Total Revenues	$87,329	$76,899

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	March 31, 2015	December 31, 2014
	(In thousands)
United States	$41,649	$38,240
Europe	2,904	3,375
Canada	166	195
Other	651	555
Total	$45,370	$42,365

10.	Subsequent Event(s)

Material Definitive Agreement

On April 1, 2015, the Company closed a Stock Purchase Agreement with WPP plc, and its affiliates ("WPP") pursuant to which WPP agreed to sell all of its outstanding equity in its subsidiary Conniaco B.V. to the Company and in exchange for 4.45% of the Company's outstanding shares of common stock. The Company and the Purchaser also closed an additional Stock Purchase Agreement on April 1, 2015 pursuant to which the Company issued and sold and the Purchaser purchased 4,438,353 shares of the Company's common stock for an aggregate purchase price of approximately $204.7 million. As part of the transaction, the Company entered into a Strategic Alliance Agreement with WPP Group USA, Inc., a Delaware corporation ("Parent Stockholder"), on behalf of itself and its affiliates, including The Kantar Group ("Kantar Group"), pursuant to which WPP Group USA, Inc. and the Company will collaborate on cross-media audience measurement business outside the United States. The required disclosures for this transaction will be made when the Company has completed its analysis.

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
We are a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms and devices including smartphones, tablets, televisions, and desktop computers. Our technology measures consumer interactions with digital media, including websites, apps, video programming and advertising.

We combine proprietary comScore data with our clients’ own data and data from partners, to provide uniquely valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore branded products and also partner products integrating comScore data and services. During the three months ended March 31, 2015, we provided service to approximately 2,589 customers worldwide with our broad geographic base of employees located in 32 locations in 24 countries.

Our company was founded in August 1999, and we have been publicly traded since our initial public offering in 2007.  As we have grown as a public company, we have continued to evolve. For example, from 2008 to 2011, we completed targeted acquisitions of several businesses with complementary research and analytics capabilities and businesses with an established presence in Europe and Latin America to expand our global footprint. Our revenues and expenses grew through this period, driven primarily by growth in our product offerings, increased sales to existing customers, and the resulting expansion of our customer base outside the United States following our acquisitions and increased international sales efforts. Since 2010, we have increasingly focused our technology, research, and data science assets and expertise on developing new products and services that report on advertising performance and effectiveness, most notably our flagship Validated Campaign Essentials product. We have also made large investments in multi-platform and cross-media solutions measuring digital content consumption across smartphone, tablet and desktop platforms, and also linking digital video consumption with metrics measuring traditional linear television viewing. In recent years, our strategy has also involved a series of strategic partnerships along two dimensions: Product development and product distribution. Product development has been enhanced through partnerships which provide us with large volumes of consumer demographics and segmentation data which improves the accuracy and granularity of our products and services. Product distribution has been significantly widened through partnerships which integrate our products and services into the third party platforms used by clients. We believe these investments in advertising measurement and multi-platform/cross-media measurement are poised to converge and offer significant revenue potential in the years ahead as we pursue our mission of making audiences and advertising more valuable.
Key Metrics

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Revenue(1)	$87,084	$75,971
Adjusted EBITDA*(1)	$21,295	$17,030
Adjusted EBITDA Margin*	24%	22%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “-Non-GAAP Financial Measures.”

(1) comScore classified its mobile operator analytics division CSWS as held for sale in the fourth quarter of 2014. Amounts for three months ended March 31, 2015, and 2014 include adjustments to exclude the mobile operator analytics division and are based on management’s estimates of the revenue and results of operations of the division.

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

We define adjusted EBITDA as net income (loss) plus; amortization of intangible assets, impairment of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, settlement of litigation, gain on ARS disposition, pro-forma adjustment to exclude the non-Health Copy-Testing and Configuration Manager products, pro-forma adjustment to exclude the mobile operator analytics division, deferred and current cash tax provision, depreciation, and interest expense (income), net. Adjusted EBITDA margin is the quotient of Adjusted EBITDA divided by total pro-forma revenue.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Net loss	$(7,325)	$(782)
Amortization of intangible assets	1,379	1,955
Impairment of intangible assets	—	—
Stock-based compensation	21,755	7,223
Costs related to acquisitions, restructuring and other infrequently occurring items	1,405	2,611
Settlement of litigation	(90)	(80)
Adjustment to exclude Mobile Operator Analytics Division	1,098	1,595
Deferred tax (benefit) provision	515	(255)
Current tax provision (benefit)	(2,844)	377
Depreciation	5,010	4,183
Interest and other expense, net	392	203
Adjusted EBITDA (1)	$21,295	$17,030
Adjusted EBITDA margin(1)	24%	22%

(1)
Management estimates pro forma revenues of $245 and $928, respectively, and pro forma expenses of $1,322 and $3,169, respectively, for the three months ended March 31, 2015 and 2014 related to the Mobile Operator Analytics Division, which we have classified as held for sale as of December 31, 2014. Calculating based on revenues excluding those amounts, adjusted EBITDA margin would have been 24% and 22% during the three months ended March 31, 2015 and 2014, respectively.

Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on an infrequently occurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 92% and 90% of total revenues in the three months ended March 31, 2015 and 2014, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets. For the three months ended March 31, 2015, our international revenues were $23.2 million, or 27% of our total revenues. International revenues comprised approximately 29% of our total revenues for the fiscal years ended December 31, 2014 and 2013, respectively. The decline in the percentage of international revenue to total revenue for the three months ended March 31, 2015 was primarily attributable to the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.
We anticipate that revenues from our U.S. customers will continue to grow and constitute a substantial portion of our revenues in future periods, but we expect that revenues from customers outside of the U.S. will grow faster and therefore increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.

Subscription Revenues
We generate a significant portion of our subscription-based revenues from our Media Metrix ® product suite. Products within the Media Metrix ® suite include: Video Metrix ™, Mobile Metrix ™, Plan Metrix ™, Ad Metrix ™and Media Metrix ® Multi-Platform (MMX MP). These product offerings provide subscribers with intelligence on digital media usage, audience characteristics, audience demographics and online and offline purchasing behavior. Customers who subscribe to our Media Metrix products are provided with login IDs to our website, have access to our database and can generate reports at any time.
In recent years, we began generating additional subscription revenues from our flagship advertising service, Validated Campaign Essentials (vCE). In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers. Our strategic partnerships with Google and Yahoo are continuing to generate revenues during the first quarter of 2015.
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
Our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and

Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Seasonality
Historically, a higher percentage of our customers have renewed their subscription products with us during the fourth quarter than in other quarters.
Results of Operations
The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	28.5	30.5
Selling and marketing	31.3	33.9
Research and development	20.6	16.2
General and administrative	28.6	17.4
Amortization of intangible assets	1.6	2.5
Settlement of litigation	(0.1)	(0.1)
Total expenses from operations	110.6	100.4
Loss from operations	(10.6)	(0.4)
Interest and other expense, net	(0.4)	(0.3)
Loss from foreign currency	(0.1)	(0.2)
Loss before income tax (provision) benefit	(11.1)	(0.9)
Income tax benefit (provision)	2.7	(0.2)
Net loss attributable to common stockholders	(8.4)%	(1.1)%
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands)
Revenues	$87,329	$76,899	$10,430	13.6%
Total revenues increased by approximately $10.4 million, or approximately 14%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We attribute the revenue growth primarily to increased sales to our existing customer base. Revenue from existing customers increased $9.3 million from $69.8 million for the three months ended March 31, 2014 to $79.1 million for the three months ended March 31, 2015, while revenue from new customers increased $1.1 million from $7.1 million for the three months ended March 31, 2014 to $8.2 million for the three months ended March 31, 2015.
We experienced continued growth in subscription revenues, which increased by approximately $11.1 million during the three months ended March 31, 2015, from $69.1 million in the prior year period. The increase in subscription revenues is attributable to custom solutions sold on a subscription basis and mobile syndicated products. We experienced a decline in our project revenues as there were fewer product deliveries and revenues from customer renewals were included in subscription revenues. During the three months ended March 31, 2015, project revenues decreased by approximately $0.7 million, from $7.8 million in the prior period.
Revenues from U.S customers were $64.1 million for the three months ended March 31, 2015, or approximately 73% of total revenues, while revenues from customers outside of the U.S. was $23.2 million for the three months ended March 31,

2015, or approximately 27% of total revenues. International revenues grew modestly during the three months ended March 31, 2015 as compared to the prior year period primarily due to the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.
Operating Expenses
The majority of our operating expenses consist of employee salaries, benefits and related, stock-based compensation expense, professional fees, rent and other facility related costs, depreciation expense, amortization and litigation-related expenses. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonuses with equity-based instruments.
Our total operating expenses increased by approximately $19.3 million, or approximately 25%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase is primarily attributable to increases in stock compensation expense of $14.5 million associated with market-based grants issued in November 2014, increased employee salaries, benefits and related costs of $3.1 million associated with our increased headcount and increased expenditures for third-party data costs to support the enhancement of existing products of $3.0 million. These costs were offset by decreased data and bandwidth costs of $0.9 million related to our data collection efforts and decreased amortization expense of $0.6 million.
Cost of Revenues

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands)
Cost of revenues	24,892	$23,441	$1,451	6.2%
As a percentage of revenues	28.5%	30.5%
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
Cost of revenues increased by approximately $1.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase is primarily attributable to increased stock compensation expense of $1.5 million and increased expenditures for employee salaries, benefits and related costs of $1.0 million associated with our increased headcount. These costs were offset by decreases in data and bandwidth costs of $0.9 million related to our data collection efforts.
Cost of revenues decreased as a percentage of revenues during the three months ended March 31, 2015 as compared to the same period in 2014, due to increased operating leverage as our revenues continue to grow.
Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands)
Selling and marketing	$27,331	$26,066	$1,265	4.9%
As a percentage of revenues	31.3%	33.9%
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
Selling and marketing expenses increased by $1.3 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase is primarily attributable to increased stock compensation expense of $1.4 million and increased employee salaries, benefits and related costs of $0.3 million associated with our increased sales force. These costs were partially offset by decreased travel expenditures of $0.4 million.
Selling and marketing expenses decreased as a percentage of revenues during the three months ended March 31, 2015 as compared to the same period in 2014, due to increased operating leverage as our revenues continue to grow.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands)
Research and development	$18,006	$12,477	$5,529	44.3%
As a percentage of revenues	20.6%	16.2%
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
Research and development expenses increased $5.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase is primarily attributable to increased expenditures for third-party data costs to support the enhancement of existing products of $3.0 million, increased stock compensation expense of $1.5 million, increased employee salaries, benefits and related costs of $1.3 million associated with a reallocation of resources to focus on the development of new products.
Research and development expenses increased as a percentage of revenues for the three months ended March 31, 2015 compared to the same period in 2014, due primarily to an increase in third-party data costs and increased stock compensation.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands)
General and administrative	$25,001	$13,344	$11,657	87.4%
As a percentage of revenues	28.6%	17.4%
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
General and administrative expenses increased by $11.7 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase is primarily attributable to increased stock compensation expense of $10.2 million associated with market-based grants issued in November 2014, increased bad debt expense of $0.5 million, increased employee salaries, benefits and related costs of $0.5 million and increases in general overhead costs of $0.3 million.
General and administrative expenses increased as a percentage of revenues during the three months ended March 31, 2015 as compared to the same period in 2014, mainly due to increased stock compensation.

Amortization Expense

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands)
Amortization expense	$1,379	1,955	$(576)	(29.5)%
As a percentage of revenues	1.6%	2.5%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense decreased $0.6 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, due to the impairment of certain intangibles in the second half of 2014.
Settlement of litigation, Net
Settlement of litigation, net consists of losses from the settlement related to our outstanding privacy class-action litigation offset by gains from our patent litigation settlements. The loss is net of insurance proceeds.
Settlement of litigation, net for the three months ended March 31, 2015 resulted in a net gain of $0.1 million, which was unchanged from the same period in 2014.
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
Interest and other expense, net for the three months ended March 31, 2015 was $0.4 million, respectively, compared to $0.2 million of net interest expense for the three months ended March 31, 2014.
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
We recorded a transaction loss of $0.1 million during the three months ended March 31, 2015, as compared to a transaction loss of $0.2 million during the three months ended March 31, 2014, due to our continued international presence in Europe and Latin America. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three months ended March 31, 2015 we recorded an income tax benefit of $2.3 million, resulting in an effective tax rate of 24.1%. The tax benefit for the three months ended March 31, 2015 was attributable to a current tax benefit of $2.8 million and deferred tax expense of $0.5 million.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$27,863	$19,375
Net cash used in investing activities	(1,402)	(1,873)
Net cash used in financing activities	(26,846)	(33,506)
Effect of exchange rate changes on cash	(1,776)	2
Net decrease in cash and cash equivalents	$(2,161)	$(16,002)
Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. We believe that our sources of funding will be sufficient to satisfy our currently anticipated requirements through the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services.
As of March 31, 2015, our principal source of liquidity consisted of $40.9 million in cash, the majority of which represents cash generated from operating activities.
As of March 31, 2015, $10.9 million of the $40.9 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
Our principal uses of cash primarily consists of cash paid for stock repurchases, business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base.
We have a Credit Agreement, which provides for a five-year revolving line of credit of $100.0 million and contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. The maturity date of the Credit Agreement is September 26, 2018.  The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2015, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
Operating Activities
Our primary source of cash provided by operating cash flows is subscription revenue generated by the sales subscription-based products, customized projects, and software licenses. Our primary uses of cash from operating activities include investments in personnel and infrastructure to support the anticipated growth in our business, increases in the number of customers using our products and the amount and timing of payments made by these customers.
Cash provided by operating activities is calculated by adjusting our net loss to exclude non-cash items such as depreciation, amortization, provision for bad debts, stock-based compensation, and deferred taxes, as well as changes in working capital.
Net cash provided by operating activities increased by $8.5 million during three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a net increase of $14.5 million in stock based compensation, offset primarily by the change in our net loss of $6.5 million.
Investing Activities
Cash provided by or used by investing activities primarily consists of purchases of computer network equipment to support our Internet user panel and maintenance of our database, furniture and equipment to support our operations, purchases and sales of marketable securities, and payments related to the acquisition of several companies. As our customer base continues to expand, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, introduce new digital formats and increase our international presence.

Net cash used in investing activities decreased by $0.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, related to a decrease in the purchase of property and equipment.
In order to achieve greater economies of scale and operating leverage as we expand our customer base and utilize our Internet user panel and technical infrastructure more efficiently. We expect to continue to invest in our Internet user panel, technical infrastructure and technical personnel to support the combination of an increased customer base, new products, international expansion and new digital market intelligence formats. We believe that these investment requirements will be less than the revenue growth generated by these actions, which should result in a lower rate of growth in our capital expenditures to support our technical infrastructure. However, the amount of capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.
Financing Activities

Cash used by financing activities primarily consist of repurchase of stock, net proceeds or payments and excess tax benefits from stock based compensation or repayments of debt.

Net cash used in financing activities decreased by $6.7 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily driven by an increase in cash used for shares repurchased to satisfy tax withholding obligations on restricted stock vests of $12.1 million offset by a reduction of cash used for the purchase of common stock under our stock repurchase program of $17.7 million.

During the three months ended March 31, 2015 and March 31, 2014, respectively there were no borrowings or repayments under our revolving credit facility.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Known Future Cash Requirements
Our principal lease commitments consist of obligations under leases for office space and computer and telecommunications equipment. In current and prior periods, we financed the purchase of some of our computer equipment under capital lease arrangements over a period of either 36 or 42 months. Our purchase obligations relate to outstanding orders to purchase computer hardware and software, are typically small and do not materially impact our overall liquidity.
We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $12.5 million, of which the Company can utilize approximately $7.4 million, as of March 31, 2015, for future capital leases. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. During the three months ended March 31, 2015, we incurred $0.7 million of additional borrowings under this financing arrangement. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. As of March 31, 2015, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $16.5 million. These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments, under the combined arrangements, are approximately $17.3 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of March 31, 2015, we have total borrowings under these arrangements of $10.0 million.
As of March 31, 2015, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of March 31, 2015, our cash reserves were maintained primarily in bank deposit accounts totaling $40.9 million.
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
As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2015, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.82. However, during the three months ended March 31, 2015, the range of the U.S. Dollar to euro exchange rate was as low as $1.00 to €0.82 and as high as $1.00 to €0.95. During the three months ended March 31, 2015, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.89. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of March 31, 2015, $10.9 million of the $40.9 million in cash on hand is held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
The cash is held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the three months ended March 31, 2015, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may become, a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. We are not presently a party to any pending legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse impact on our consolidated results of operations, cash flows or financial position. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.

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
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 92% and 90% of our revenues during the three months ended March 31, 2015 and the year ended December 31, 2014. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Certain customers choose to purchase our services because of the client service that we provide, as well as the scope of information and functionality of the products we provide. Our failure to meet these expectations could result in the loss of customers or a reduction in their purchase of our products. In addition, we may be liable to certain of our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or loss of goodwill to their business.

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
Because a significant proportion of advertising dollars are spent on television, access to television data is a critical component to cross-media analytics, and companies who have historically held a dominant market position measuring television: such as Nielsen in the U.S., Kantar in certain countries outside the U.S., or providers selected by joint industry committees in countries outside of the U.S., may need to be relied on to produce industry-accepted measurement across a combination of media platforms. We have entered into an agreement to acquire and license certain Nielsen Audio panel data and technology in the U.S., which provides us with access to both television and radio data to support our cross-media services, however, if such panel data and technology is not sufficiently maintained, we may suffer a reduction in the quality of our metrics. In addition, in 2015, we entered into a strategic alliance with Kantar to collaborate on certain cross-media analytics, including television, outside the U.S. If we are unable to secure licenses to data from industry-accepted providers of television measurement outside of the U.S., our cross media analytics may be incomplete, and our ability to grow and maintain our business may be harmed.
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
Concerns over privacy and the potential unauthorized disclosure of personal information, the classification of our research software as “spyware” or “adware”, or privacy and data security claims made by our panelists to regulatory agencies, or through the courts, may cause greater attrition within our existing research panel or may discourage potential panel members from participating in our research panels. In addition, as we seek to enforce our privacy policies, we may be required to terminate relationships with service providers whose practices we believe may not comply with our privacy policies, and have removed and may in the future remove panel members obtained through such service providers.
If we fail to respond to technological developments, our products may become obsolete or less competitive.
Our future success will depend in part on our ability to modify or enhance our products and technologies to meet customer needs, to add functionality and to address technological advancements. For example, if certain handheld mobile devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on online activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of digital media — including television, Internet, radio and mobile usage. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner or we may be limited in our ability to operate by patents held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
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
For example, on August 23, 2011, we received notice that Mike Harris and Jeff Dunstan, individually and on behalf of a class of similarly situated individuals, filed a lawsuit against comScore in the United States District Court for the Northern District of Illinois, Eastern Division, alleging, among other things, violations by comScore of the Stored Communications Act, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act and the Illinois Consumer Fraud and Deceptive Practices Act as well as unjust enrichment. The complaint sought unspecified damages, including statutory damages per violation and punitive damages, injunctive relief and reasonable attorneys’ fees of the plaintiffs. In October 2012, the plaintiffs filed an amended complaint which, among other things, removed the claim relating to alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act. On April 2, 2013, the District Court issued an order certifying a class for only three of the four claims, refusing to certify a class for unjust enrichment.  On May 30, 2014, we and the plaintiffs proposed a tentative settlement subject to approval by the District Court, and on October 1, 2014, the Court issued its final approval of those terms.  We were required to establish a settlement fund from which class member claims, attorneys’ fees and incentive awards, costs, and administrative expenses will be paid. We and our insurers contributed $14 million to the fund. The settlement also required us to alter certain portions of our privacy policy and implement certain additional protocols to ensure that our privacy practices remain consistent with its disclosures to consumers. For the year ended December 31, 2014, we recorded a loss of $3.5 million related to the settlement. Any resulting reputational harm, potential claims asserted against us or decrease in the size or scope of our panel could reduce the demand for our products, increase the cost of recruiting panelists, adversely affect our ability to provide our products to our customers or result in additional costs in the form of settlement, judgments, restrictions on our business or diversion of resources to address and defend the claims. Any of these adverse effects could harm our business and our operating results.

Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and use information about Internet users or restrict or prohibit our product offerings, causing a decrease in the value of our products and an adverse impact on the sales of our products.
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, for example, by prohibiting spyware. In recent years, similar legislation has been proposed in other states and at the federal level and has been enacted in foreign countries, most notably by the European Union, which adopted a privacy directive regulating the collection of personally identifiable information online and more recently, restricting the use of cookies without opt-in consent by the user, and preserving an individual's right to be forgotten. The U.S. Congress and regulators have expressed concern over the collection of Internet usage information, which started as part of a larger initiative to regulate online behavioral advertising, but which has expanded in scope to a general concern over online tracking and measurement. A similar concern has been raised by regulatory agencies in Europe. In addition, U.S. and European lawmakers and regulators have expressed concern over the use of third party cookies or web beacons to understand Internet usage. Additionally, the European Commission has issued a directive requiring the regulation of cookies throughout the European Union, which will likely lead to the introduction of additional regulations that may vary from country to country. Furthermore, the U.S. Federal and Trade Commission recently updated its regulatory interpretation related to the Children's Online Privacy Protection Act, which applies new restrictions to the online advertising market. These laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. In addition, our ability to conduct business in certain foreign jurisdictions, such as China, is restricted by the laws, regulations and agency actions of those jurisdictions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and fines, class action lawsuits and civil and criminal liability. State attorneys general, governmental and non-governmental entities and private persons may bring legal actions asserting that our methods of collecting, using and distributing website visitor information are illegal or improper, which could require us to spend significant time and resources defending these claims. For example, some companies that collect, use and distribute website visitor information have been the subject of governmental investigations and class-action lawsuits. Any such regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists and customers and harm our business.
The impact of any of these current or future laws or regulations could make it more difficult or expensive to attract or maintain panelists, particularly in affected jurisdictions, and could adversely affect our business and results of operations.
Any unauthorized disclosure or theft of private information we gather could harm our business.
Unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personally identifiable information, or customer confidential information, or if a third party were to gain unauthorized access to the personally identifiable or customer confidential information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by panel members or pursuant to the agreements with our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain panelists and have an adverse impact on our business.
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
In recent years, we acquired various businesses with substantial presence or clientele in multiple Latin American, European, Asian and Middle Eastern countries. Prior to these acquisitions, we otherwise had limited experience operating in markets outside of the United States. Our inexperience in operating our business outside of the United States may increase the risk that the international expansion efforts in which we are engaged will not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These risks include:

•	recruitment and maintenance of a sufficiently large and representative panel both globally and in certain countries;

•	difficulties and expenses associated with tailoring our products to local markets as may be required by local customers and joint industry committees or similar industry organizations;

•	difficulties in expanding the adoption of our server- or census-based web beacon data collection in international countries or obtaining access to other necessary data sources;

•	differences in customer buying behaviors;

•	the burdens and expense of complying with a wide variety of foreign laws and regulations;

•	difficulties in staffing and managing international operations — including complex and costly hiring, disciplinary, and termination requirements;

•	the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	reduced or varied protection for intellectual property rights in some countries;

•	political, social and economic instability abroad, terrorist attacks and security concerns;

•	fluctuations in currency exchange rates; and

•	increased accounting and reporting burdens and complexities.
Additionally, operating in international markets require significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to maintain and increase the size of the Internet user panel that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products, or that we will be able to enter into arrangements with a sufficient number of website owners to allow us to collect server-based information for inclusion in our digital media analytics products. In addition, there can be no assurance that Internet usage and eCommerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the Internet.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, we derived approximately 25%, 21% and 21%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.

Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Income tax provision changes in statutory tax rates and laws, as well as ongoing audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. For example, legislative proposals to change U.S. taxation of non-U.S. earnings could increase our effective tax rate. Also, changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate. In addition, our effective tax rate would increase if we were unable to generate sufficient future taxable income in certain jurisdictions, or if we were otherwise required to increase our valuation allowances against our deferred tax assets.

We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.
As our international operations grow, changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2015, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.82. However, during 2015, the range of the U.S. Dollar to euro exchange rate was as low as $1.00 to €0.82 and as high as $1.00 to €0.95. During the three months ended March 31, 2015, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.89. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of March 31, 2015, $10.9 million of the $40.9 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
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

•	full-service market research firms and survey providers that may measure online behavior and attitudes, including
Harris Interactive, Ipsos, Synnovate, GFK, certain divisions and products within Kantar (owned by WPP) and Nielsen;

•	companies that provide advertising technology point solutions, including DoubleVerify, Integral ad Science, MOAT and WhiteOps;

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

•
analytical services companies that provide customers with detailed information of behavior on their own data, content, or web traffic, including Omniture (owned by Adobe), Coremetrics (owned by IBM), and WebTrends; and systems providers including Accenture, HP, Pivotal, HortonWorks, Cloudera, and Terradata; and

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
We have experienced significant growth over the past several years in the U.S. and internationally. We have substantially expanded our overall business, customer base, headcount, data collection and processing infrastructure and operating procedures as our business has grown through both organic growth and acquisitions. From time to time, as a result of acquisition integration initiatives, or through efforts to streamline our operations, we may reduce the workforce or reassign personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees that believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the United States.
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
We incurred net losses of $9.9 million, $2.3 million, and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As such we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2014 and 2011. As of March 31, 2015, we had an accumulated deficit of $100.4 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of March 31, 2015, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $27.8 million and $35.0 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
Our success depends on the efficient and uninterrupted operation of our computer and communications systems and the third-party data centers we use. Our ability to collect and report accurate data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems, computer viruses, security breaches or variability in user traffic on customer websites. A failure of our network or data gathering procedures could impede the processing of data, cause the corruption or loss of data or prevent the timely delivery of our products.
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
The market for our products is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, or IAB, and the Media Rating Council have independently initiated efforts to either review online market research methodologies or to develop minimum standards for online market research. In April 2011, comScore Direct was accredited by the Media Rating Council. Any standards adopted by U.S or internationally, based industry associations, may lead to costly changes to our procedures and methodologies. As a result, the cost of developing our digital media analytics products could increase. If we do not adhere to standards prescribed by the IAB or other industry associations, our customers could choose to purchase products from competing companies that meet such standards. Furthermore, industry associations based in countries outside of the United States often endorse certain vendors or methodologies. If our methodologies fail to receive an endorsement from an important industry association located in a foreign country, advertising agencies, media companies and advertisers in that country may not purchase our products. As a result, our efforts to further expand internationally could be adversely affected.
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
As of March 31, 2015, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $27.8 million and $35.0 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2015 for state income tax reporting purposes.
In addition, at March 31, 2015 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $11 million, which begin to expire in 2017.
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
As of March 31, 2015, we had a valuation allowance related to the deferred tax assets (primarily net operating loss carryforwards) of our foreign subsidiary in Spain that is a loss company, the deferred tax asset related to our U.S. capital loss carryforwards, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2015
On April 1, 2015, we issued 4,438,353 shares of our Common Stock to WPP pursuant to the terms of a Stock Purchase Agreement. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to section 4(2) of the Act because the issuances were pursuant to a Stock Purchase Agreement not involving a public offering.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2015, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1 - January 31, 2015	36,561	$40.68	36,161	$47.6
February 1 - February 28, 2015	295,221	$50.30	21,200	$46.5
March 1 - March 31, 2015	181,307	$50.06	23,300	$45.4
Total	513,089		80,661	$45.4

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

(i) For the three months ended March 31, 2015, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 - January 31, 2015	400	$—
February 1 - February 28, 2015	1,250	$—
March 1 - March 31, 2015	—	$—
Total	1,650
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2015, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
January 1 - January 31, 2015	—	$—
February 1 - February 28, 2015	272,771	$50.35
March 1 - March 31, 2015	158,007	$50.16
Total	430,778

(2)    As part of the Company's share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three months ended March 31, 2015 and 2014 under the Company's share repurchase program were as follows:

	Three Months Ended March 31,
	2015 (1)	2014 (2)
(Amounts in millions, except share and per share data)
Total number of shares repurchased	80,661	755,373
Average price paid per share	46.56	$28.46
Total value of shares repurchased (as measured at time of repurchase)	$3.7 million	$21.5 million
(1) June 2014 Share Repurchase Program
On June 5, 2014 the Company announced that its board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. As of March 31, 2015, there was $45.4 million remaining under the share repurchase program.
(2) June 2013 Share Repurchase Program
On June 3, 2013 the Company announced that its board of directors had approved the repurchase of up to $50 million of the Company's common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by the Company's board of directors and commenced on June 4, 2013. As of March 31, 2014, there was $28.5 million remaining under the share repurchase program. This repurchase program concluded on May 29, 2014 and resulted in the repurchase of $49.4 million of shares (as measured at the time of repurchase).

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

comScore, Inc.

/s/ Melvin Wesley III
Melvin Wesley III
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: May 5, 2015

EXHIBIT INDEX

Exhibit No.		Exhibit Document

2.1(1)	*	Stock Purchase Agreement by and among Cavendish Square Holding B.V., WPP Group USA, Inc., comScore, Inc. and CS Worldnet Holding B.V. date February 11, 2015 (Exhibit (d)(1))

3.1(2)		Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(2)		Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1(3)		Summary of 2015 Named Executive Officer Incentive Plan

10.1(1)		Strategic Alliance Agreement, dated as of February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (Exhibit (d)(5))

10.3(1)		Stockholder Rights Agreement by and among Cavendish Square Holding B.V., WPP Group USA, Inc. and comScore, Inc. dated February 11, 2015 (Exhibit (d)(3)

10.4(1)		Voting Agreement by and among Cavendish Square Holding B.V., WPP Group USA, Inc., and comScore, Inc. dated February 11, 2015 (Exhibit (d)(4))

10.5(4)		Stock Purchase Agreement by and between Cavendish Square Holding B.V. and comScore, Inc. dated April 1, 2015

10.1		Transition Agreement between the Company and Kenneth J. Tarpey, dated May 5, 2014

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(5)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

* The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601 (b)(2). The schedule of exhibits omitted is included in such agreement. The registrant shall supplementary furnish a copy of any of the omitted schedules to the Commission upon request.

(1)
Incorporated by reference to exhibits filed with that certain Schedule TO filed with the Commission by Purchaser and WPP on February 20, 2015. The number given in parentheses indicates the corresponding exhibit number in such filing.

(2)
Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 17, 2015 (File No. 001-33520).

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed April 3, 2015 (File No. 001-33520).

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