Form 10-Q
period 2015-06-30
COMSCORE, INC.
filed 2015-08-07
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2015, there were 39,158,755 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,917	$43,015
Accounts receivable, net of allowances of $2,359 and $2,079, respectively	79,893	98,185
Prepaid expenses and other current assets	18,438	11,015
Deferred tax assets	21,105	20,976
Assets held for sale	—	5,692
Total current assets	307,353	178,883
Property and equipment, net	45,172	42,365
Other non-current assets	992	1,017
Long-term deferred tax assets	12,124	12,369
Intangible assets, net	115,590	15,793
Goodwill	111,739	103,525
Total assets	$592,970	$353,952
Liabilities and Equity
Current liabilities:
Accounts payable	$6,539	$3,421
Accrued expenses	25,057	37,212
Deferred revenues	86,326	92,013
Deferred rent	1,530	1,738
Capital lease obligations	15,274	13,353
Liabilities held for sale	—	3,873
Total current liabilities	134,726	151,610
Deferred rent, long-term	9,433	9,738
Deferred revenue, long-term	954	2,063
Deferred tax liabilities, long-term	1,080	1,182
Capital lease obligations, long-term	15,222	13,072
Other long-term liabilities	994	1,022
Total liabilities	162,409	178,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 40,967,656 shares issued and 39,702,311 outstanding as of June 30, 2015 and 35,919,340 shares issued and 34,174,466 shares outstanding at December 31, 2014, respectively	41	36
Additional paid-in capital	607,286	324,176
Accumulated other comprehensive loss	(8,848)	(5,591)
Accumulated deficit	(105,188)	(93,076)
Treasury stock, at cost, 1,265,345 and 1,744,874 shares as of June 30, 2015 and December 31, 2014, respectively	(62,730)	(50,280)
Total stockholders’ equity	430,561	175,265
Total liabilities and stockholders’ equity	$592,970	$353,952

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$91,414	$80,013	$178,743	$156,912
Cost of revenues (excludes amortization of intangible assets) (1)	28,508	23,232	53,400	46,673
Selling and marketing (1)	24,868	26,600	52,199	52,666
Research and development (1)	16,901	12,931	34,907	25,408
General and administrative (1)	14,994	14,642	39,995	27,986
Amortization of intangible assets	4,305	1,919	5,684	3,874
Loss on asset disposition	5,226	—	5,226	—
Settlement of litigation, net	(570)	2,940	(660)	2,860
Total expenses from operations	94,232	82,264	190,751	159,467
Loss from operations	(2,818)	(2,251)	(12,008)	(2,555)
Interest and other expense, net	(393)	(304)	(785)	(507)
Gain (loss) from foreign currency	469	(164)	397	(317)
Loss before income tax provision	(2,742)	(2,719)	(12,396)	(3,379)
Income tax (provision) benefit	(2,045)	(481)	284	(603)
Net loss	$(4,787)	$(3,200)	$(12,112)	$(3,982)
Net loss available to common stockholders per common share:
Basic	$(0.12)	$(0.09)	$(0.33)	$(0.12)
Diluted	$(0.12)	$(0.09)	$(0.33)	$(0.12)
Weighted-average number of shares used in per share calculation - common stock:
Basic	40,071,707	33,688,945	36,928,323	33,601,610
Diluted	40,071,707	33,688,945	36,928,323	33,601,610

Comprehensive loss:
Net loss	$(4,787)	$(3,200)	$(12,112)	$(3,982)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,108	88	(3,257)	(70)
Total comprehensive loss	$(3,679)	$(3,112)	$(15,369)	$(4,052)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$1,115	$1,002	$3,324	$1,727
Selling and marketing	$1,887	$3,667	$5,634	$6,063
Research and development	$1,041	$856	$3,224	$1,581
General and administrative	$4,574	$3,535	$18,190	$6,912
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	35,216,071	$36	$293,322	$1,726	$(83,173)	$(13,109)	$198,802
Net loss	—	—	—	—	(3,982)	—	(3,982)
Foreign currency translation adjustment	—	—	—	(70)	—	—	(70)
Exercise of common stock options	5,816	—	20	—	—	—	20
Issuance of restricted stock	201,698	—	—	—	—	—	—
Restricted stock canceled	(18,115)	—	—	—	—	—	—
Restricted stock units vested	345,221	—	—	—	—	—	—
Common stock received for tax withholding	(384,062)	—	(12,132)	—	—	—	(12,132)
Repurchases of common stock	(1,237,572)	—	—	—	—	(36,292)	(36,292)
Excess tax benefits from stock-based compensation, net	—	—	1,181	—	—	—	1,181
Amortization of stock-based compensation	—	—	18,038	—	—	—	18,038
Balance at June 30, 2014	34,129,057	$36	$300,429	$1,656	$(87,155)	$(49,401)	$165,565

Balance at December 31, 2014	34,174,466	$36	$324,176	$(5,591)	$(93,076)	$(50,280)	$175,265
Net loss	—	—	—	—	(12,112)	—	(12,112)
Foreign currency translation adjustment	—	—	—	(3,257)	—	—	(3,257)
Exercise of common stock options	275,617	—	11,619	—	—	—	11,619
Issuance of restricted stock	177,149	—	—	—	—	—	—
Issuance of common stock for acquisitions	4,438,353	4	224,859	—	—	—	224,863
Reissuance of treasury stock	1,605,330	—	35,025	—	—	47,518	82,543
Restricted stock canceled	(9,763)	—	—	—	—	—	—
Restricted stock units vested	644,249	1	(1)	—	—	—	—
Common stock received for tax withholding	(477,289)	—	(24,289)	—	—	—	(24,289)
Repurchase of common stock	(1,125,801)	—	—	—	—	(59,968)	(59,968)
Amortization of stock-based compensation	—	—	35,897	—	—	—	35,897
Balance at June 30, 2015	39,702,311	$41	$607,286	$(8,848)	$(105,188)	$(62,730)	$430,561
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(12,112)	$(3,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,348	8,563
Amortization of intangible assets	5,684	3,874
Provision for bad debts	1,327	1,971
Stock-based compensation	30,372	16,283
Amortization of deferred rent	(920)	(525)
Deferred tax provision (benefit)	447	(1,432)
Loss (gain) on asset disposal	5,226	(55)
Changes in operating assets and liabilities:
Accounts receivable	16,044	1,200
Prepaid expenses and other current assets	(7,959)	(12,164)
Accounts payable, accrued expenses, and other liabilities	(4,361)	10,281
Deferred revenues	(4,011)	4,290
Deferred rent	426	36
Net cash provided by operating activities	40,511	28,340

Investing activities
Acquisitions, net of cash acquired	(10,117)	—
Purchase of property and equipment	(2,483)	(4,691)
Cash paid for disposition of business	(2,035)	—
Net cash used in investing activities	(14,635)	(4,691)

Financing activities
Proceeds from the issuance of common stock	204,741	—
Proceeds from the exercise of common stock options	11,619	20
Repurchase of common stock (withholding taxes)	(24,289)	(12,132)
Repurchase of common stock (treasury shares)	(59,968)	(36,292)
Excess tax benefits from stock-based compensation	—	1,181
Principal payments on capital lease obligations	(8,633)	(5,573)
Equity issuance costs	(3,356)	—
Net cash provided by (used in) financing activities	120,114	(52,796)
Effect of exchange rate changes on cash	(1,088)	354
Net increase (decrease) in cash and cash equivalents	144,902	(28,793)
Cash and cash equivalents at beginning of period	43,015	67,795
Cash and cash equivalents at end of period	$187,917	$39,002

Supplemental cash flow disclosures
Interest paid	$784	$598
Net income taxes paid	$1,356	$212
Supplemental noncash investing and financing activities
Stock issued in connection with acquisition	$106,025	$—
Cash due to buyer related to disposition of business	$500	$—
Capital lease obligations incurred	$12,711	$7,484
Leasehold improvements acquired through lease incentives	$396	$—
Accrued capital expenditures	$72	$855
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc. (the “Company”), a Delaware corporation incorporated in August 1999, provides digital media analytics that enables its customers to make well-informed, data-driven decisions to effectively manage their business, build successful digital strategies and tactics, and optimize their marketing and advertising investments. The Company is a technology-driven company that measures what people do as they navigate the digital world across multiple technology platforms including personal computers, smartphones, tablets, televisions and interact with digital media, including websites, apps, video programming and advertising. The Company aspires to measure all digital interactions across all major digital platforms on a global basis.
The Company's products and services provide its customers with deep and actionable insight into consumer behavior including objective, detailed information about consumer usage of digital content and advertising coupled with information on consumer demographic characteristics, attitudes, lifestyles and offline behavior. The Company combines its proprietary data with its clients’ own data and data from partners to provide valuable digital media analytics. The Company delivers on-demand and real-time products and services through a scalable Software-as-Service delivery model, which supports both Company branded products and also partner products integrating the Company's data and services.

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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 20, 2015 with the SEC. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015 or thereafter. All references to June 30, 2015 and 2014 or to the three and six months ended June 30, 2015 and 2014 in the notes to the consolidated interim financial statements are unaudited.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of intangible assets and goodwill, the collectability of accounts receivable and the allowance for doubtful accounts and evaluating the estimates used in accounting for nonmonetary transactions. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

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
Interest income on investments and excess cash balances was a nominal amount for the three and six months ended June 30, 2015 and 2014.
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
The Company accounts for nonmonetary transactions under Accounting Standards Codification ("ASC") 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the assets received is used to estimate fair value for the exchange.
During the three and six months ended June 30, 2015, the Company recognized $10.8 million and $14.6 million of revenue related to nonmonetary transactions, respectively. During the three and six months ended June 30, 2015, the Company recognized $5.0 million and $9.2 million, respectively, in expense related to nonmonetary transactions, respectively.
During the three and six months ended June 30, 2014, the Company recognized $1.8 million and $4.0 million of revenue related to nonmonetary transactions, respectively. During the three and six months ended June 30, 2014, the Company recognized $2.8 million and $4.0 million, respectively, in expense related to nonmonetary transactions, respectively.
Due to timing differences in the delivery and receipt of the respective assets exchanged, expense recognized in each period is different from the amount of revenue recognized.
Refer to footnote 12, Related Party Transactions, for discussion of nonmonetary transaction with a related party.

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
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized.
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
Earnings Per Share
Basic net income/loss per common share excludes dilution for potential common stock issuances and is computed by dividing net income/loss by the weighted-average number of common shares outstanding for the period. Diluted net income/loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options and warrants using the treasury stock method. The Company's restricted stock awards are participating securities when the Company has net income. The weighted-average shares outstanding-common stock has been adjusted to reflect share repurchases made during the three and six months ended June 30, 2015. See Footnote 10 for more information pertaining to the Company's share repurchases.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net loss	$(4,787)	$(3,200)	$(12,112)	$(3,982)
Net loss per share - common stock:
Basic	$(0.12)	$(0.09)	$(0.33)	$(0.12)
Diluted	$(0.12)	$(0.09)	$(0.33)	$(0.12)
Weighted-average shares outstanding-common stock, basic and dilutive	40,071,707	33,688,945	36,928,323	33,601,610
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and restricted stock	761,222	552,325	812,316	706,419
Recent Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB decided to defer by one-year the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. The Company is currently evaluating the methods of adoption allowed by the new standard and the impact the standard is expected to have on the Company's financial statements and related disclosures.
In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update requires that the disposal of a component of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity's operations and financial results. This update is effective January 1, 2015 for interim and annual reporting periods. The Company will evaluate the impact of this standard on its consolidated financial statements in the event of a future disposition.

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
Acquisition of Kantar Group's European IAM Business
On April 1, 2015, the Company closed on material definitive agreements with WPP plc and its affiliates (collectively, "WPP"). Under the agreements, the Company acquired all of the outstanding common stock in WPP's internet audience measurement business in Norway, Sweden and Finland ("European IAM Business") and entered into an alliance in which the Company and WPP will collaborate on cross-media audience measurement business outside the United States (the "Strategic Alliance").
Pursuant to the agreements, the Company issued 1,605,330 shares of common stock, which were issued from treasury shares, representing 4.45% of the Company's post-transaction outstanding common stock with a fair value of $82.5 million in exchange for the European IAM Business and the Strategic Alliance.
The agreements also provided that immediately following the signing of such agreements, WPP would conduct a tender offer to purchase an amount of shares at a price per share equal to $46.13. In the event the combination of shares issued for the European IAM Business and the Strategic Alliance and the shares purchased in the tender offer failed to result in beneficial ownership by WPP of at least 15% of the Company's outstanding common stock, the Company agreed to directly issue and sell additional shares at the tender offer price of $46.13 to WPP to achieve the minimum of 15%. As WPP was unable to acquire sufficient shares through the tender offer, the Company sold and WPP purchased 4,438,353 newly issued shares of the Company's common stock in exchange for cash of $204.7 million. As of the date of issuance, the difference between the fair market value of the shares issued and the tender offer price was $23.6 million.
Total fair value consideration for the transactions was $310.8 million for which the Company issued 6,043,683 shares of outstanding common stock. The fair value of the European IAM Business was determined to be approximately $8.5 million and the fair value of the intangible asset associated with the Strategic Alliance was determined to be approximately $98.6 million, adjusted for the capitalization of asset acquisition costs of $1.0 million. The Strategic Alliance was recorded as a definitive-lived intangible asset classified as, acquired relationship / technology, that will be amortized over the ten year life of the agreement. Further, the Company received $201.3 million in cash, net of equity issuance costs incurred of $3.4 million.
The acquisition of the European IAM Business resulted in goodwill of approximately $5.4 million. This amount represents the residual of the fair value of the business after allocation of net assets and identifiable intangible assets acquired. The amount is consistent with the Company's intention for the acquisition of the European IAM Business. During the six months ended June 30, 2015, the Company incurred transaction costs related to its acquisition of the European IAM Business and Strategic Alliance of approximately $1.9 million.
In addition, as part of the acquisition of the European IAM Business, the Company acquired definitive-lived intangible assets totaling $3.0 million. The following table outlines the fair value of the intangible assets and the useful life for each type of intangible asset. The intangible assets are amortized using a straight-line method.

	Fair Value (in thousands)	Useful Lives (Years)
Name and trademarks	$370	6.0
Panel	1,580	2.0
Intellectual property	840	2.0
Customer relationship	200	7.0
	$2,990

In addition to the definitive-lived intangible assets above, the Company acquired less than $0.1 million of net tangible assets.

The Company is still in the process of evaluating the opening balance sheet of the European IAM Business and may adjust the preliminary purchase accounting after obtaining more information. The results of the European IAM Business have been included in the financial statements since the date of acquisition and were not material to the overall consolidated results of the Company.

As of April 1, 2015, WPP's aggregate holdings amount to 15% of the Company's common stock, see footnote 12, Related Party Transactions.
Acquisition of Proximic
On April 23, 2015, the Company entered into an Agreement and Plan of Merger to acquire Proximic, Inc. ("Proximic") for $9.5 million cash in exchange for all of the outstanding capital stock of Proximic. The Company acquired Proximic to power enhancements to brand safety and content categorization capabilities across the Company's product offerings.
The acquisition of Proximic resulted in goodwill of approximately $4.5 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after determining the fair value for net assets and identifiable intangible assets acquired. The amount recorded as goodwill is consistent with the Company's intentions for the acquisition of Proximic. During the six months ended June 30, 2015, the Company incurred transaction costs related to its acquisition of Proximic of approximately $0.4 million.

The preliminary purchase price of Proximic is allocated as follows (in thousands):

Net tangible assets acquired	$714
Definite-lived intangible assets acquired	4,290
Goodwill	4,496
Total purchase price, net of cash acquired	$9,500

The following table outlines the fair value of the intangible assets and the useful life for each type of intangible asset. The intangible assets are amortized using a straight-line method.

	Fair Value (in thousands)	Useful Lives (Years)
Name and trademarks	$190	1.5
Customer relationship	1,700	5.0
Acquired methodologies/technology	2,400	3.0
	$4,290

The Company is still in the process of evaluating the opening balance sheet and may adjust the preliminary purchase accounting after obtaining more information. The results of Proximic have been included in the financial statements since the date of acquisition and were not material to the overall consolidated results of the Company.

4.	Asset Dispositions
Disposition of the mobile operator analytics business
On May 11, 2015, the Company sold certain assets related to its mobile operator analytics business ("CSWS") to a Buyer. CSWS, formerly known as Nexius, Inc. was acquired on July 1, 2010.
In connection with the disposition, the Buyer assumed certain customer liabilities. Further, the Company paid the Buyer for customer balances collected in 2015. The Company entered into a loan and security agreement which allows the Buyer to borrow up to $1.5 million, subject to various restrictions, and annual reductions in the borrowing amount of $0.5 million per year until April 30, 2018. The loan is secured by all of the assets of the Buyer, with interest due quarterly. As of June 30, 2015, the Buyer has not borrowed any funds under the agreement. The Company, without compensation, will provide ongoing technology and transitional services to the Buyer for up to one year from the closing date of the transaction. The costs associated with these services are not significant.
As a result of the disposition, during the three months ended June 30, 2015, the Company recorded a loss on the disposition of $5.2 million, determined as follows (in thousands):

Relief from certain customer obligations	$3,551
Carrying value of net assets disposed	(6,242)
(2,691)
Cash due to buyer related to disposition of business	(500)
Cash paid for disposition of business	(2,035)
Loss on sale of assets	$(5,226)

The remaining $0.5 million of cash due to Buyer related to the disposition will be paid during 2015 and its payment is not contingent on the future performance of either party.

5.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the six months ended June 30, 2015 is as follows (in thousands):

Balance as of December 31, 2014	$103,525
Acquisition of Proximic	4,496
Acquisition of European IAM Business	5,430
Translation adjustments	(1,712)
Balance as of June 30, 2015	$111,739

The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$8,857	$(5,679)	$3,178	$6,612	$(5,180)	$1,432
Acquired relationship/technology	98,622	(2,465)	96,157	—	—	—
Customer relationships	19,796	(13,523)	6,273	19,201	(12,970)	6,231
Intellectual property	14,429	(6,406)	8,023	13,562	(5,528)	8,034
Panel	3,252	(1,827)	1,425	1,617	(1,521)	96
Trade names	2,127	(1,593)	534	1,690	(1,690)	—
	$147,083	$(31,493)	$115,590	$42,682	$(26,889)	$15,793

Amortization expense related to intangible assets was approximately $4.3 million and $5.7 million for the three and six months ended June 30, 2015, respectively, and $1.9 million and $3.9 million for the three and six months ended June 30, 2014, respectively.
The weighted average remaining amortization period by major asset class as of June 30, 2015, is as follows:

(In years)
Acquired methodologies/technology	2.9
Acquired relationship/technology	9.8
Customer relationships	3.0
Intellectual property	5.9
Panel	1.8
Trade names	4.4

The estimated future amortization of acquired intangible assets as of June 30, 2015 is as follows:

(In thousands)
2015	8,398
2016	16,293
2017	14,356
2018	11,670
2019	10,813
Thereafter	54,060
$115,590

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize approximately $10.0 million as of June 30, 2015, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to May 15, 2016. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers.

Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2015	$7,798
2016	14,519
2017	8,000
2018	1,871
2019	18
Total minimum lease payments	32,206
Less amount representing interest	(1,710)
Present value of net minimum lease payments	30,496
Less current portion	(15,274)
Capital lease obligations, long-term	$15,222
During the six months ended June 30, 2015 and 2014, the Company acquired $12.7 million and $7.3 million, respectively, in computer hardware and software through the issuance of capital leases.

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
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of June 30, 2015 the Company was in full compliance with all covenants contained in the Credit Agreement.
As of June 30, 2015, the Company did not have an outstanding balance under the terms of the Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of June 30, 2015, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

7.	Contingencies
Contingencies
From time to time, the Company is involved in various legal proceedings and claims arising from the normal course of business. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that the final outcome and resolution of current matters, if any, will not materially affect the Company’s consolidated financial position or results of operations.

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
During the three and six months ended June 30, 2015, the Company recorded an income tax provision of $2.0 million and an income tax benefit of $0.3 million, respectively, resulting in effective tax rates of (74.6%) and 2.3%, respectively. During the three and six months ended June 30, 2014, the Company recorded income tax provisions of $0.5 million and $0.6 million, respectively, resulting in effective tax rates of 17.7% and 17.8%, respectively. These effective tax rates differ from the Federal statutory rate of 35% due to the effects of state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year. The effective tax rate for the three and six months ended June 30, 2015 decreased compared to the effective tax rate for the three and six months ended June 30, 2014 primarily as a result of tax benefits associated with the disposition of the mobile operator analytics business.
As of June 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $1.4 million, of which approximately $0.9 million is netted against certain deferred tax assets on the accompanying consolidated balance sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

9.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of June 30, 2015 and December 31, 2014, the Plans provided for the issuance of a maximum of approximately 12.7 million shares and 11.4 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2015, the shares available for grant increased by 1,366,979 pursuant to the automatic share reserve increase provision under the 2007 Plan. Accordingly, as of June 30, 2015, a total of 2,556,263 shares were available for future grant under the 2007 Plan.
The Company estimates the fair value of stock option awards using the Black-Scholes option-pricing formula and a single option award approach. The fair value of market-based stock options and market-based restricted stock units is determined using a Monte Carlo simulation embedded in a lattice model. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. The Company then amortizes the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
During the twelve months ended December 31, 2014, the Company granted 1,969,453 market-based options and 283,356 market-based restricted stock units to its named executive officers and other key management personnel.
These market-based grants were designed to motivate management to drive enterprise value toward a significantly higher market capitalization over the next three years. In addition, the 30-day price average and bifurcated vesting provisions described below were intended to promote sustainability of the achievement.
The awards were granted effective as of November 7, 2014. The market-based options were issued with an exercise price of $42.92 per share, which is equal to the closing price of the Company’s common stock as reported by the NASDAQ Global Market on November 7, 2014. Each of the awards is subject to market-based vesting, as follows:

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

•
10% of the shares subject to each option award, and 10% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $50 per share for a consecutive thirty calendar day period prior to November 7, 2017.

•
14% of the shares subject to each option award, and 22% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $55 per share for a consecutive thirty calendar day period prior to November 7, 2017.

•
10% of the shares subject to each option award, and 20% of the restricted stock units will vest in the event that the closing price of the Company’s common stock as reported by the NASDAQ Global Market exceeds an average of $60 per share for a consecutive thirty calendar day period prior to November 7, 2017.

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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.

A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2014	1,980,308	$42.71	9.81	7,359
Options granted	—	—	—	—
Options exercised	(275,617)	42.16	—	2,990
Options forfeited	—	—	—	—
Options expired	(200)	4.25	—	—
Options outstanding at June 30, 2015	1,704,491	$42.81	9.34	17,814
Options exercisable at June 30, 2015	1,505,904	$42.79	9.34	15,761
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the three months ended June 30, 2015 was $3.0 million. The aggregate intrinsic value for all options outstanding were $17.8 million and $7.4 million, respectively, under the Company’s stock plans as of June 30, 2015 and December 31, 2014. The aggregate intrinsic value for all options exercisable was $15.8 million as of June 30, 2015. The weighted average remaining contractual lives for all options outstanding were 9.34 and 9.81 years, respectively, under the Company’s stock plans as of June 30, 2015 and December 31, 2014. The weighted average remaining contractual live for all options exercisable was 9.34 years as of June 30, 2015. As of June 30, 2015, total unrecognized compensation expense related to outstanding options and exercisable options was $0.7 million, which will be fully recognized during 2015.

The Company’s non-vested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates his or her employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended June 30, 2015, 8,113 forfeited shares of restricted stock have been repurchased by the Company at no cost and were subsequently retired.
A summary of the status for non-vested stock awards as of June 30, 2015 is presented as follows:

Non-vested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2014	476,993	1,410,581	1,887,574	$26.88
Granted	177,149	266,916	444,065	47.88
Vested	(512,240)	(644,249)	(1,156,489)	32.63
Forfeited	(9,763)	(60,272)	(70,035)	36.39
Non-vested at June 30, 2015	132,139	972,976	1,105,115	$28.70
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of June 30, 2015 was $57.3 million. The aggregate intrinsic value of restricted stock and restricted stock units vested during the three months ended June 30, 2015 was $6.4 million.
The Company granted non-vested stock awards at no cost to recipients during the three months ended June 30, 2015. As of June 30, 2015, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $23.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.0 year. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 114,057 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended June 30, 2015, the Company repurchased 46,511 shares at an aggregate purchase price of approximately $2.63 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.
Shares Reserved for Issuance
At June 30, 2015, the Company had reserved for future issuance the following shares of common stock:

Common stock available for future issuances under the Plans	2,556,263
Common stock reserved for outstanding options and restricted stock units	2,677,467
5,233,730

10.	Share Repurchases

As part of the Company's share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three and six months ended June 30, 2015 and 2014 under the Company's share repurchase program were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (1)(2)	2014 (3)	2015 (1)(2)	2014 (3)
(Amounts in millions, except share and per share data)
Total number of shares repurchased	1,045,140	482,199	1,125,801	1,237,572
Average price paid per share	$53.77	$30.68	$53.27	$29.33
Total value of shares repurchased (as measured at time of repurchase)	$56.2 million	$14.8 million	$60.0 million	$36.3 million
(1) May 2015 Share Repurchase Program
On May 5, 2015 the Company announced that its board of directors had approved the repurchase of up to $150.0 million of the Company's common stock which commenced on May 6, 2015. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors. As of June 30, 2015, there was $96.0 million remaining under the share repurchase program.
During the period July 1 through August 6, 2015, the Company has repurchased approximately 555,665 shares of the Company's common stock for approximately $30.6 million. As of August 6, 2015, there was approximately $65.4 million remaining under the May 2015 Share Repurchase Share Repurchase Program.
(2) June 2014 Share Repurchase Program
On June 5, 2014 the Company announced that its board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. This repurchase program concluded on May 5, 2015 and resulted in the repurchase of $6.9 million of shares (as measured at the time of repurchase).
(3) June 2013 Share Repurchase Program
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
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and six months ended June 30, 2015 and 2014 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
United States	$65,649	$56,105	$129,735	$110,259
Europe	16,514	13,684	30,690	27,217
Canada	3,183	3,468	6,392	6,693
Other	6,068	6,756	11,926	12,743
Total revenues	$91,414	$80,013	$178,743	$156,912

The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	June 30, 2015	December 31, 2014
	(In thousands)
United States	$39,112	$38,240
Europe	5,191	3,375
Canada	158	195
Other	711	555
Total	$45,172	$42,365

12.	Related Party Transactions
Transactions with WPP

As of June 30, 2015, WPP owned approximately six million shares of the Company's outstanding common stock, representing approximately 15% ownership in the Company.

The Company provides to WPP and its affiliates, in the normal course of business, subscription-based products and custom revenue projects and receives various services from WPP and its affiliates supporting the Company's data collection efforts.

The Company's results from transactions with WPP and its affiliates for the three and six months ended June 30, 2015:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(In thousands)
Revenue	$2,879	$2,879
Expenses	$1,141	$1,141

Data Exchange Agreement

In addition, in 2013, the Company entered into an agreement to exchange certain data assets with a corporation.  During the three months ended December 31, 2014, the Company and the corporation modified the existing agreement, where the parties will provide additional data assets. A member of the Company’s Board of Directors also serves as a member of the Board of Directors of that corporation and therefore, the Company has considered the corporation to be a related party. The transaction was considered to have commercial substance under the guidance in ASC 845 and the Company estimated the fair value of the services delivered based on similar monetary transactions with third parties.  No cash was exchanged in this transaction.
During the three and six months ended June 30, 2015, the Company recognized $2.2 million and $4.3 million of revenue and expense of $2.1 million and $4.1 million, respectively, for related party nonmonetary transactions.
During the three and six months ended June 30, 2014, the Company recognized $1.5 million and $3.2 million of revenue and expense of $2.4 million and $3.2 million, respectively, for related party nonmonetary transactions.

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

We combine proprietary comScore data with our clients’ own data and data from partners to provide valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore branded products and also partner products integrating comScore data and services. During the three months ended June 30, 2015, we provided service to approximately 2,683 customers worldwide with our broad geographic base of employees located in 37 locations in 25 countries.

Our company was founded in August 1999, and we have been publicly traded since our initial public offering in 2007.  As we have grown as a public company, we have continued to evolve. For example, from 2008 to 2011, we completed targeted acquisitions of several businesses with complementary research and analytics capabilities and businesses with an established presence in Europe and Latin America to expand our global footprint. Our revenues and expenses grew through this period, driven primarily by growth in our product offerings, increased sales to existing customers, and the resulting expansion of our customer base outside the United States following our acquisitions and increased international sales efforts. Since 2010, we have increasingly focused our technology, research, and data science assets and expertise on developing new products and services that report on advertising performance and effectiveness, most notably our advertising product Validated Campaign Essentials.

In April 2015, we acquired WPPs internet audience measurement businesses in certain European markets to further expand our customer base and data services. In addition, we acquired Proximic, Inc. to power enhancements to brand safety and content categorization capabilities across our products.

In May 2015, we completed the sale of certain assets related to our mobile operator analytics business to a buyer in exchange for assumption of certain of our liabilities.

We have also made large investments in multi-platform and cross-media solutions measuring digital content consumption across smartphone, tablet and desktop platforms, and also linking digital video consumption with metrics measuring traditional linear television viewing. In recent years, our strategy has also involved a series of strategic partnerships, such as our April 2015 relationship with WPP/Kantar, along two dimensions: Product development and product distribution. Product development has been enhanced through partnerships which provide us with large volumes of consumer demographics and segmentation data which improves the accuracy and granularity of our products and services. Product distribution has been significantly widened through partnerships which integrate our products and services into the third party platforms used by clients. We believe these investments in advertising measurement and multi-platform/cross-media measurement will drive revenue growth in the years ahead as we pursue our mission of making audiences and advertising more valuable.

Key Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue(1)	$91,258	$78,804	$178,342	$154,775
Adjusted EBITDA*(1)	$22,875	$17,585	$44,170	$34,615
Adjusted EBITDA Margin*	25%	22%	25%	22%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “Non-GAAP Financial Measures.”

(1) We divested our mobile operator analytics division CSWS during the second quarter of 2015. The division was classified as held for sale in the fourth quarter of 2014. Amounts for three and six months ended June 30, 2015, and 2014 include adjustments to exclude the mobile operator analytics division and are based on management’s estimates of the revenue and results of operations of the division.

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

We define adjusted EBITDA as net income (loss) plus; amortization of intangible assets, impairment of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, settlement of litigation, pro-forma adjustment to exclude the mobile operator analytics division, deferred and current cash tax provision, depreciation, and interest expense (income), net. Adjusted EBITDA margin is the quotient of Adjusted EBITDA divided by total pro-forma revenue.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net loss	$(4,787)	$(3,200)	$(12,112)	$(3,982)
Amortization of intangible assets	4,305	1,919	5,684	3,874
Stock-based compensation	8,617	9,060	30,372	16,283
Costs related to acquisitions, restructuring and other infrequently occurring items	1,775	825	3,180	3,436
Settlement of litigation	(570)	2,940	(660)	2,860
Loss on asset disposition	5,226	—	5,226	—
Adjustment to exclude Mobile Operator Analytics Division	533	876	1,631	2,471
Non-cash portion of current tax provision related to excess tax benefits from stock-based compensation (2)	—	916	—	1,181
Deferred tax (benefit) provision	(68)	(1,177)	447	(1,432)
Current tax provision (benefit)	2,113	742	(731)	854
Depreciation	5,338	4,380	10,348	8,563
Interest and other expense, net	393	304	785	507
Adjusted EBITDA (1)	$22,875	$17,585	$44,170	$34,615
Adjusted EBITDA margin(1)	25%	22%	25%	22%

(1)
Management estimates pro forma revenues of $156 and $401, respectively, for three and six months ended June 30, 2015, compared to revenues of $1,209 and $2,137, respectively, for three and six months ended June 30, 2014 related to our Mobile Operator Analytics Division. Pro forma expenses were $688 and $2,031, respectively, for the three and six months ended June 30, 2015, compared to expense of $2,085 and $4,608 during the three and six months ended June 30, 2014. We classified our Mobile Operator Analytics Division as held for sale as of December 31, 2014. Calculating based on revenues excluding those amounts, adjusted EBITDA margin would have been 25% during the three and six months ended June 30, 2015 and 22% for three and six months ended June 30, 2014.

(2)
Included in the tax provision for the three and six months ended June 30, 2014 was $0.9 million and $1.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock-based compensation.

Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on an infrequently occurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 92% and 90% of total revenues in the six months ended June 30, 2015 and 2014, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets. For the six months ended June 30, 2015, our international revenues were $49.0 million, or 27% of our total revenues. International revenues comprised approximately 29% of our total revenues for the fiscal years ended December 31, 2014 and 2013, respectively. The decline in the percentage of international revenue to total revenue for the six months ended June 30, 2015 was primarily attributable to the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.

We anticipate that revenues from our U.S. customers will continue to grow and constitute a substantial portion of our revenues in future periods, but we expect that revenues from customers outside of the U.S. will grow faster and therefore increase as a percentage of total revenues as we build greater international recognition of our brand and expand our sales operations globally.
We account for nonmonetary transactions under Accounting Standards Codification ("ASC") 845, Nonmonetary Transactions. Nonmonetary transactions with commercial substance are recorded at the estimated fair value of assets surrendered including cash, if cash is less than 25% of the fair value of the overall exchange, unless the fair value of the assets received is more clearly evident, in which case the fair value of the assets received is used to estimate fair value for the exchange.
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
In recent years, we began generating additional subscription revenues from our flagship advertising product, Validated Campaign Essentials (vCE). In January 2014, we entered into a partnership agreement with Google to integrate vCE directly into the DoubleClick ad management platform, allowing DoubleClick customers to add vCE to their ad campaigns with a single click. While vCE provides key analytics about advertising campaigns to ad buyers, we also offer Validated Media Essentials (vME) to advertising sellers, allowing them to evaluate their advertising inventory and optimize their monetization strategy with metrics comparable to those used by ad buyers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.2	29.0	29.9	29.7
Selling and marketing	27.2	33.2	29.2	33.6
Research and development	18.5	16.2	19.5	16.2
General and administrative	16.4	18.3	22.4	17.8
Amortization of intangible assets	4.7	2.4	3.2	2.5
Loss on asset disposition	5.7	—	2.9	—
Settlement of litigation, net	(0.6)	3.7	(0.4)	1.8
Total expenses from operations	103.1	102.8	106.7	101.6
Loss from operations	(3.1)	(2.8)	(6.7)	(1.7)
Interest and other expense, net	(0.4)	(0.4)	(0.4)	(0.3)
Gain (loss) from foreign currency	0.5	(0.2)	0.2	(0.2)
Loss before income tax (provision) benefit	(3.0)	(3.4)	(6.9)	(2.2)
Income tax (provision) benefit	(2.2)	(0.6)	0.2	(0.4)
Net loss attributable to common stockholders	(5.2)%	(4.0)%	(6.7)%	(2.6)%
Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Revenues	$91,414	$80,013	$11,401	14.2%	$178,743	$156,912	$21,831	13.9%
Total revenues increased by approximately $11.4 million, or approximately 14%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. We attribute the revenue growth to a combination of increased sales to our existing customer base and increased sales to new customers. Revenue from existing customers increased $6.7 million from $73.3 million for the three months ended June 30, 2014 to $80.0 million for the three months ended June 30, 2015, while revenue from new customers increased $4.7 million from $6.7 million for the three months ended June 30, 2014 to $11.4 million for the three months ended June 30, 2015.

We experienced continued growth in subscription revenues, which increased by approximately $11.1 million during the three months ended June 30, 2015, from $72.6 million in the prior year period to $83.7 million. The increase in subscription revenues is attributable to custom solutions sold on a subscription basis and mobile syndicated products. We experienced a modest increase in our project revenues as there were fewer product deliveries and renewals of projects began delivering on a recurring basis and are classified as subscription revenues. During the three months ended June 30, 2015, project revenues increased by approximately $0.3 million, from $7.4 million in the prior period to $7.7 million.
Revenues from U.S customers were $65.6 million for the three months ended June 30, 2015, or approximately 72% of total revenues, while revenues from customers outside of the U.S. was $25.8 million for the three months ended June 30, 2015, or approximately 28% of total revenues. International revenues grew modestly during the three months ended June 30, 2015 as compared to the prior year period primarily due to the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.
During the three months ended June 30, 2015, we recognized $10.8 million of revenue related to nonmonetary transactions as compared to $1.8 million during the three months ended June 30, 2014.
Total revenues increased by approximately $21.8 million, or approximately 14%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. We attribute the revenue growth mainly to increased sales to our existing customer base. Revenue from existing customers increased $16.0 million from $143.1 million for the six months ended June 30, 2014 to $159.1 million for the six months ended June 30, 2015, while revenue from new customers increased $5.8 million from $13.9 million for the six months ended June 30, 2014 to $19.7 million for the six months ended June 30, 2015.
We experienced continued growth in subscription revenues, which increased by approximately $22.2 million during the six months ended June 30, 2015, from $141.7 million in the prior year period to $163.9 million. The increase in subscription revenues is attributable to custom solutions sold on a recurring basis and mobile syndicated products. We experienced a decline in our project revenues as there were fewer product deliveries and renewals of projects began delivering on a recurring basis and are classified as subscription revenues. During the six months ended June 30, 2015, project revenues decreased by approximately $0.3 million, from $15.2 million in the prior period to $14.9 million.
Revenues from U.S customers were $129.8 million for the six months ended June 30, 2015, or approximately 73% of total revenues, while revenues from customers outside of the U.S. was $49.0 million for the six months ended June 30, 2015, or approximately 27% of total revenues. International revenues grew modestly during the six months ended June 30, 2015 as compared to the prior year period primarily due to the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.
During the six months ended June 30, 2015, we recognized $14.6 million of revenue related to nonmonetary transactions as compared to $4.0 million during the six months ended June 30, 2014.
Operating Expenses
The majority of our operating expenses consist of employee salaries and related benefits, stock-based compensation expense, professional fees, rent and other facility related costs, depreciation expense, amortization and litigation-related expenses. Our single largest operating expense relates to our people. In order to effectively motivate our employees and to provide them with proper long-term incentives, we pay the vast majority of our annual bonuses with equity-based instruments.
Our total operating expenses increased by approximately $12.0 million, or approximately 15%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase is primarily attributable to increased loss on asset disposal of $5.2 million associated with the disposition of our mobile operator analytics business, data and bandwidth costs related to our data collection efforts of $4.3 million, and employee salaries, benefits and related costs of $3.6 million associated with increased headcount primarily related to our growth and through acquisitions . In addition, we experienced an increase in amortization expense associated with acquisitions of $2.4 million. These costs were offset by the settlement of certain patent litigation lawsuits, net of insurance recoveries, and by gains related to the settlements of certain patent litigation lawsuits for a net decrease of $3.5 million.
During the three months ended June 30, 2015, we recognized $5.0 million of expense related to nonmonetary transactions compared to $2.8 million during the three months ended June 30, 2014.
Our total operating expenses increased by approximately $31.3 million, or approximately 20%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase is primarily attributable to increases in stock compensation expense of $14.1 million primarily associated with market-based grants issued in November 2014, increased employee salaries, benefits and related costs of $6.7 million associated with our increased headcount, and increased loss on asset disposal of $5.2 million associated with the disposition of the mobile operator analytics business. In addition, we experienced increases in data and bandwidth costs of $3.9 million related to our data collection efforts, third-party data costs of $3.5 million to support development and implementation of new products to support the enhancement of existing products, and amortization expense of $1.8 million associated with our acquisitions. These costs were offset by the settlement of certain patent litigation lawsuits, net of insurance recoveries, and by gains related to the settlements of certain patent litigation lawsuits for a net decrease of $3.5 million.
During the six months ended June 30, 2015, we recognized $9.2 million of expense related to nonmonetary transactions compared to $4.0 million during the three months ended June 30, 2014.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Cost of revenues	$28,508	$23,232	5,276	22.7%	53,400	$46,673	$6,727	14.4%
As a percentage of revenues	31.2%	29.0%			29.9%	29.7%
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
Cost of revenues increased by approximately $5.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase is primarily attributable to an increase from data and bandwidth costs of $4.3 million related to our data collection efforts, and $0.7 million for rent and depreciation expense generated by general purpose equipment and software.
Cost of revenues increased by approximately $6.7 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase is primarily attributable to an increase from data and bandwidth costs of $3.9 million related to our data collection efforts, increased employee salaries, benefits and related costs of $1.6 million associated with our increased headcount, increased stock compensation expense of $1.5 million primarily associated with market-based grants issued in November 2014.
Cost of revenues increased as a percentage of revenues during the three and six months ended June 30, 2015 as compared to the same period in 2014, due to increased data and data collection efforts to drive revenue growth.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Selling and marketing	$24,868	$26,600	$(1,732)	(6.5)%	$52,199	$52,666	$(467)	(0.9)%
As a percentage of revenues	27.2%	33.2%			29.2%	33.6%
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

Selling and marketing expenses decreased by 1.7 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease is primarily attributable to decreased stock compensation expense of $1.8 million. These costs were partially offset by increased employee salaries, benefits and other related costs of $0.4 million associated with our sales force.
Selling and marketing expenses decreased by $0.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease is primarily attributable to a decrease in travel expenditures of $0.6 million and decreased stock compensation expense of $0.4 million. These costs were partially offset by increased professional fees of $0.5 million to support our sales force.
Selling and marketing expenses decreased as a percentage of revenues during the three and six months ended June 30, 2015 as compared to the same period in 2014, due to decreased expenses, as well as increased operating leverage as our revenues continue to grow.
Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Research and development	$16,901	$12,931	$3,970	30.7%	$34,907	$25,408	$9,499	37.4%
As a percentage of revenues	18.5%	16.2%			19.5%	16.2%
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
Research and development expenses increased $4.0 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase is primarily attributable to an increase in employee salaries, benefits and related costs of $2.3 million associated with increased resourcing and third-party data costs of $0.6 million to focus on the development and implementation of new products to support the enhancement of existing products, increased expenditures for increased stock compensation expense of $0.3 million and increased expenditures of $0.3 million related to professional fees.
Research and development expenses increased $9.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase is primarily attributable to increased expenditures for third-party data costs to support the enhancement of existing products of $3.5 million, increased employee salaries, benefits and related costs of $3.5 million focused on the development and implementation of new products and to support the enhancement of existing products, increased stock compensation expense of $1.7 million and increased expenditures of $0.3 million for professional fees.
Research and development expenses increased as a percentage of revenues for the three and six months ended June 30, 2015 compared to the same period in 2014, due primarily to an increase in third-party data costs and employee salary costs for new product development and existing product enhancements.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
General and administrative	$14,994	$14,642	$352	2.4%	$39,995	$27,986	$12,009	42.9%
As a percentage of revenues	16.4%	18.3%			22.4%	17.8%
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
General and administrative expenses increased by $0.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase is primarily attributable to increased stock compensation expense of $1.0 million primarily associated with market-based grants issued in November 2014 and an increase in employee salaries, benefits and related costs of $0.4 million. The costs were largely offset by a decrease in bad debt expense of $1.1 million, due to strong collection activity.
General and administrative expenses increased by $12.0 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase is primarily attributable to an increase in stock compensation expense of $11.3 million primarily associated with market-based grants issued in November 2014 and an increase in employee salaries, benefits and related costs of $0.9 million. The costs were partially offset by a decrease in bad debt expense of $0.6 million, due to strong collection activity.
General and administrative expenses decreased as a percentage of revenues during the three months ended June 30, 2015 as compared to the same period in 2014, due to accelerated revenue growth. General and administrative expenses increased as a percentage of revenues during the six months ended June 30, 2015 as compared to the same period in 2014, mainly due to the market-based grants issued in November 2014.
Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Amortization expense	$4,305	$1,919	$2,386	124.3%	$5,684	3,874	$1,810	46.7%
As a percentage of revenues	4.7%	2.4%			3.2%	2.5%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense increased $2.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the acquisition of certain intangible assets in the second quarter of 2015.
Amortization expense increased $1.8 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the acquisition of certain intangible assets in the second quarter of 2015.
Loss on Asset Disposition
The loss on asset disposition for the three and six months ended June 30, 2015 totaled $5.2 million, an increase of $5.2 million over the three and six months ended June 30, 2014. The loss on asset disposition relates to the sale of certain assets related to its mobile operator analytics business ("CSWS") to a Buyer. In connection with the disposition, the Buyer assumed certain customer liabilities. Further, we paid the Buyer for customer balances collected in 2015. We will provide ongoing technology and transitional services to the Buyer. As a result of the disposition, during the three months ended June 30, 2015, we recorded a loss on the disposition of $5.2 million.
Settlement of Litigation, Net
Settlement of litigation, net consists of losses from the settlement related to our outstanding privacy class-action litigation offset by gains from our patent litigation settlements. The loss is net of insurance proceeds.
Settlement of litigation, net for the three months ended June 30, 2015 and 2014 resulted in a net gain of $0.6 million and net expense of $2.9 million, respectively. Settlement of litigation, net for the six months ended June 30, 2015 and 2014 resulted in a net gain of $0.7 million and net expense of $2.9 million, respectively. The net gains for 2015 related to the settlements of certain patent litigation lawsuits while the net losses in the prior year related to expenditures for settlement of certain privacy litigation lawsuits, net of insurance recoveries.

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
Interest and other expense, net for the three and six months ended June 30, 2015 was $0.4 million and $0.8 million, respectively, compared to $0.3 million and $0.5 million of net interest and other expense, respectively, for the three and six months ended June 30, 2014.
Foreign Currency Translation Adjustment
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
We recorded transaction gains of $0.5 million and of $0.4 million during the three and six months ended June 30, 2015, respectively, as compared to a transaction losses of $0.2 million and $0.3 million during the three and six months ended June 30, 2014, respectively. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three and six months ended June 30, 2015, we recorded an income tax provision of $2.0 million and an income tax benefit of $0.3 million, respectively, resulting in effective tax rates of (74.6%) and 2.3%, respectively. The tax provision for the three months ended June 30, 2015 was attributable to a current tax provision of $2.1 million and a deferred tax benefit of $0.1 million. The tax benefit for the six months ended June 30, 2015 was attributable to a current tax benefit of $0.7 million and a deferred tax expense of $0.4 million.
During the three and six months ended June 30, 2014, we recorded income tax provisions of $0.5 million and $0.6 million, resulting in effective tax rates of 17.7% and 17.8%, respectively. The tax provisions for the three and six months ended June 30, 2014 were attributable to current tax expense of $1.7 million and $2.0 million, respectively, and deferred tax benefits of $1.2 million and $1.4 million, respectively. Also, included in the tax provision for the three and six months ended June 30, 2014 was $0.9 million and $1.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock-based compensation.
The effective tax rate for the three and six months ended June 30, 2015 decreased compared to the effective tax rate for the three and six months ended June 30, 2014 primarily as a result of tax benefits associated with the disposition of our mobile operator analytics business.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$40,511	$28,340
Net cash used in investing activities	(14,635)	(4,691)
Net cash provided by (used in) financing activities	120,114	(52,796)
Effect of exchange rate changes on cash	(1,088)	354
Net increase (decrease) in cash and cash equivalents	$144,902	$(28,793)
Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. We believe that our sources of funding will be sufficient to satisfy our currently anticipated requirements through the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services.
As of June 30, 2015, our principal source of liquidity consisted of $187.9 million in cash and cash equivalents, the majority of which represents cash generated from our recent sale and issuance of stock to WPP/Kantar. In most quarters, our cash balance has generally been predominantly generated from operating activities.
As of June 30, 2015, $9.9 million of the $187.9 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
Our principal uses of cash primarily consists of cash paid for stock repurchases, business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base.
We have a Credit Agreement, which provides for a five-year revolving line of credit of $100.0 million and contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. The maturity date of the Credit Agreement is September 26, 2018.  The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2015, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding.
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
Net cash provided by operating activities increased by $12.2 million during six months ended June 30, 2015 compared to the six months ended June 30, 2014. Although we experienced an additional $8.1 million in net loss during the six months ended June 30, 2015 as compared to the prior year equivalent period, stock-based compensation and loss on asset disposal, non-cash expenses, contributed an additional $14.1 million and $5.3 million to the net loss, respectively. In addition, we benefited from favorable collections of accounts receivable. Such benefits were offset somewhat by our increased payments on accounts payable near the end of the quarter.
Investing Activities
Cash provided by or used by investing activities primarily consists of payments related to the acquisition of several companies and, to a lesser degree, purchases of computer network equipment to support our Internet user panel and maintenance of our database, furniture and equipment to support our operations. As our customer base continues to expand, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, introduce new digital formats and increase our international presence.

Net cash used in investing activities increased by $9.9 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is primarily due to approximately $10.1 million of cash paid for the acquisition of Proximic and WPP as well as $2.0 million cash paid for disposition of certain assets related to our mobile operator analytics business during the six months ended June 30, 2015. The increase in net cash used in operating activities was offset by a decrease of $2.2 million in the purchases of property and equipment during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
In order to achieve greater economies of scale and operating leverage, we expect to expand our customer base and utilize our Internet user panel and technical infrastructure more efficiently. We expect to continue to invest in our Internet user panel, technical infrastructure and technical personnel to support the combination of an increased customer base, new products, international expansion and new digital market intelligence formats. We believe that these investment requirements will be less than the revenue growth generated by these actions, which should result in a lower rate of growth in our capital expenditures to support our technical infrastructure. However, the amount of capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.
Financing Activities

Cash used by financing activities primarily consist of repurchase of stock, net proceeds or payments and excess tax benefits from stock-based compensation or repayments of debt.

Net cash provided by financing activities was $120.1 million during the six months ended June 30, 2015. This represents an increase of $172.9 million over net cash used in financing activities of $52.8 million during the six months ended June 30, 2014. The net cash provided by financing activities primarily relates to cash received from shares issued to WPP, we received received $201.3 million in cash, net of equity issuance costs incurred of $3.4 million and an increase of $11.6 million in proceeds from the exercise of common stock options. The increase in the net cash provided by financing activities was offset by an increase in the cash used to purchase of common stock under our stock repurchase program of $23.7 million, $12.2 million increase in cash used for the repurchase of withholding taxes for the repurchase of common stock, $3.1 million increased principal payments on capital lease obligations and a decrease in excess of tax benefits from stock-based compensation of $1.2 million.

During the six months ended June 30, 2015 and June 30, 2014, respectively there were no borrowings or repayments under our revolving credit facility.
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
We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize $10.0 million, as of June 30, 2015, for future capital leases. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. As of June 30, 2015, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $16.5 million These leases bear an interest rate of approximately 5% per annum. The base terms for these leases range from three years to three and a half years and include a nominal charge in the event of prepayment. Lease payments, under the combined arrangements, are approximately $17.3 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of June 30, 2015, we have total borrowings under these arrangements of $14.0 million.

As of June 30, 2015, $3.6 million in letters of credit were outstanding, leaving $6.4 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of June 30, 2015, our cash reserves were maintained primarily in bank deposit accounts and money market funds totaling $187.9 million.
Foreign Currency Risk, Interest Rate Sensitivity and Liquidity Risk
A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and Canada. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure to be immaterial at this time. We do not currently engage in any transactions that hedge foreign currency exchange rate risk.
As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2015, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.82. However, during the six months ended June 30, 2015, the range of the U.S. Dollar to euro exchange rate was as low as $1.00 to €0.82 and as high as $1.00 to €0.95. During the six months ended June 30, 2015, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.90. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of June 30, 2015, $9.9 million of the $187.9 million in cash on hand is held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
The cash is held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the six months ended June 30, 2015, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.
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
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 92% and 90% of our revenues during the six months ended June 30, 2015 and the year ended December 31, 2014. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, we derived approximately 27%, 21% and 21%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
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
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2015, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.82. However, during 2015, the range of the U.S. Dollar to euro exchange rate was as low as $1.00 to €0.82 and as high as $1.00 to €0.95. During the six months ended June 30, 2015, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.90. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of June 30, 2015, $9.9 million of the $187.9 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 45% of the amount repatriated.
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
We incurred net losses of $9.9 million, $2.3 million, and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As such, we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly if we engage in additional acquisition activity as we did in 2014 and 2011. As of June 30, 2015, we had an accumulated deficit of $105.2 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of June 30, 2015, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $33.9 million and $40.5 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.
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
As of June 30, 2015, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $33.9 million and $40.5 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2015 for state income tax reporting purposes.
In addition, at June 30, 2015 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $11.6 million, which begin to expire in 2017.
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
As of June 30, 2015, we had a valuation allowance related to the deferred tax assets (primarily net operating loss carryforwards) of our foreign subsidiary in Spain that is a loss company, the deferred tax asset related to our U.S. capital loss carryforwards, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2015
On April 1, 2015, we issued a combined 6,043,683 shares of our Common Stock to Cavendish Square Holding B.V., a private limited liability company incorporated under the laws of the Netherlands and an affiliate of WPP. The information included in Item 3.02 of our Current Report on Form 8-K dated April 1, 2015 and filed April 3, 2015 is incorporated by reference herein.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2015, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1 - April 30, 2015	2,921	$25.02	—	$45.4
May 1 - May 31, 2015	548,575	$51.48	526,726	$124.8
June 1 - June 30, 2015	548,268	$55.68	518,414	$96.0
Total	1,099,764		1,045,140	$96.0

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

(i) For the three months ended June 30, 2015, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 - April 30, 2015	1,500	$—
May 1 - May 31, 2015	6,613	$—
June 1 - June 30, 2015	—	$—
Total	8,113
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2015, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
April 1 - April 30, 2015	1,421	$51.43
May 1 - May 31, 2015	15,236	$54.81
June 1 - June 30, 2015	29,854	$57.65
Total	46,511

(2)    As part of the Company's share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three and six months ended June 30, 2015 and 2014 under the Company's share repurchase program were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (1)(2)	2014 (3)	2015 (1)(2)	2014 (3)
(Amounts in millions, except share and per share data)
Total number of shares repurchased	1,045,140	482,199	1,125,801	1,237,572
Average price paid per share	$53.77	$30.68	$53.27	$29.33
Total value of shares repurchased (as measured at time of repurchase)	$56.2 million	$14.8 million	$60.0 million	$36.3 million
(1) May 2015 Share Repurchase Program
On May 5, 2015 the Company announced that its board of directors had approved the repurchase of up to an additional $150.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on May 6, 2015. As of June 30, 2015, there was $96.0 million remaining under the share repurchase program.
During the period July 1 through August 6, 2015, the Company has repurchased approximately 555,655 shares of the Company's common stock for approximately $30.6 million. As of August 6, 2015, there was approximately $65.4 million remaining under the May 2015 Share Repurchase Share Repurchase Program.
(2) June 2014 Share Repurchase Program
On June 5, 2014 the Company announced that its board of directors had approved the repurchase of up to an additional $50.0 million of our common stock. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors and commenced on June 6, 2014. This repurchase program concluded on May 5, 2015 and resulted in the repurchase of $6.9 million of shares (as measured at the time of repurchase).
(3) June 2013 Share Repurchase Program
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

comScore, Inc.

/s/ Melvin Wesley III
Melvin Wesley III
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: August 7, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)

3.2(1)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1(2)	Stock Purchase Agreement by and between Cavendish Square Holding B.V. and comScore, Inc. dated April 1, 2015 (Exhibit 10.5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)
Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed April 3, 2015 (File No. 001-33520).

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