Form 10-Q
period 2015-09-30
COMSCORE, INC.
filed 2015-11-06
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2015, there were 38,954,390 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the sections entitled “Legal Proceedings,” “Risk Factors,” and “Unregistered Sales of Equity Securities and Use of Proceeds” under Items 1, 1A and 2, respectively, of Part II of this report, may contain forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, expected impact of litigation and litigation settlements, including the expected contribution by insurance providers, plans for growth and future operations, effects of acquisitions and divestitures, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events and/or results may differ materially.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,829	$43,015
Accounts receivable, net of allowances of $2,458 and $2,079, respectively	77,830	98,185
Prepaid expenses and other current assets	23,001	11,015
Deferred tax assets	20,983	20,976
Assets held for sale	—	5,692
Total current assets	263,643	178,883
Property and equipment, net	45,482	42,365
Other non-current assets	952	1,017
Long-term deferred tax assets	12,678	12,369
Intangible assets, net	111,330	15,793
Goodwill	111,563	103,525
Total assets	$545,648	$353,952
Liabilities and Equity
Current liabilities:
Accounts payable	$6,597	$3,421
Accrued expenses	28,925	37,212
Deferred revenues	78,413	92,013
Deferred rent	1,378	1,738
Capital lease obligations	16,380	13,353
Liabilities held for sale	—	3,873
Total current liabilities	131,693	151,610
Deferred rent, long-term	9,041	9,738
Deferred revenue, long-term	516	2,063
Deferred tax liabilities, long-term	1,089	1,182
Capital lease obligations, long-term	14,673	13,072
Other long-term liabilities	977	1,022
Total liabilities	157,989	178,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 41,042,178 shares issued and 38,953,054 outstanding as of September 30, 2015 and 35,919,340 shares issued and 34,174,466 shares outstanding at December 31, 2014, respectively	40	36
Additional paid-in capital	610,599	324,176
Accumulated other comprehensive loss	(10,075)	(5,591)
Accumulated deficit	(104,227)	(93,076)
Treasury stock, at cost, 2,089,124 and 1,744,874 shares as of September 30, 2015 and December 31, 2014, respectively	(108,678)	(50,280)
Total stockholders’ equity	387,659	175,265
Total liabilities and stockholders’ equity	$545,648	$353,952

The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$92,405	$82,136	$271,148	$239,048
Cost of revenues (excludes amortization of intangible assets) (1)	30,859	24,491	84,259	71,164
Selling and marketing (1)	23,177	26,125	75,376	78,791
Research and development (1)	15,030	13,784	49,937	39,192
General and administrative (1)	17,046	14,966	57,041	42,952
Amortization of intangible assets	4,220	1,912	9,904	5,786
Impairment of intangible assets	—	6,942	—	6,942
Loss on asset disposition	—	—	5,226	—
Settlement of litigation, net	(170)	(80)	(830)	2,780
Total expenses from operations	90,162	88,140	280,913	247,607
Income (loss) from operations	2,243	(6,004)	(9,765)	(8,559)
Interest and other expense, net	(396)	(382)	(1,181)	(889)
(Loss) gain from foreign currency	(926)	570	(529)	253
Income (loss) before income tax provision	921	(5,816)	(11,475)	(9,195)
Income tax benefit	40	2,555	324	1,952
Net income (loss)	$961	$(3,261)	$(11,151)	$(7,243)
Net income (loss) available to common stockholders per common share:
Basic	$0.02	$(0.10)	$(0.30)	$(0.22)
Diluted	$0.02	$(0.10)	$(0.30)	$(0.22)
Weighted-average number of shares used in per share calculation - common stock:
Basic	39,174,438	33,502,533	37,586,329	33,550,933
Diluted	39,822,723	33,502,533	37,586,329	33,550,933

Comprehensive loss:
Net income (loss)	$961	$(3,261)	$(11,151)	$(7,243)
Other comprehensive loss:
Foreign currency translation adjustment	(1,227)	(4,309)	(4,484)	(4,379)
Total comprehensive loss	$(266)	$(7,570)	$(15,635)	$(11,622)

(1) Amortization of stock-based compensation is included in the line items above as follows:
Cost of revenues	$1,110	$944	$4,434	$2,671
Selling and marketing	$2,542	$3,128	$8,176	$9,191
Research and development	$1,307	$999	$4,531	$2,580
General and administrative	$3,686	$5,088	$21,876	$12,000
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	35,216,071	$36	$293,322	$1,726	$(83,173)	$(13,109)	$198,802
Net loss	—	—	—	—	(7,243)	—	(7,243)
Foreign currency translation adjustment	—	—	—	(4,379)	—	—	(4,379)
Exercise of common stock options	21,742	—	81	—	—	—	81
Issuance of restricted stock	228,084	—	—	—	—	—	—
Restricted stock canceled	(29,846)	—	—	—	—	—	—
Restricted stock units vested	421,238	—	—	—	—	—	—
Common stock received for tax withholding	(443,699)	—	(14,458)	—	—	—	(14,458)
Repurchases of common stock	(1,253,672)	—	—	—	—	(36,886)	(36,886)
Excess tax benefits from stock-based compensation, net	—	—	2,229	—	—	—	2,229
Amortization of stock-based compensation	—	—	26,481	—	—	—	26,481
Balance at September 30, 2014	34,159,918	$36	$307,655	$(2,653)	$(90,416)	$(49,995)	$164,627

Balance at December 31, 2014	34,174,466	$36	$324,176	$(5,591)	$(93,076)	$(50,280)	$175,265
Net loss	—	—	—	—	(11,151)	—	(11,151)
Foreign currency translation adjustment	—	—	—	(4,484)	—	—	(4,484)
Exercise of common stock options	276,064	—	11,621	—	—	—	11,621
Issuance of restricted stock	189,708	—	—	—	—	—	—
Issuance of common stock for acquisitions	4,438,353	4	224,859	—	—	—	224,863
Reissuance of treasury stock	1,605,330	—	35,025	—	—	47,518	82,543
Restricted stock canceled	(10,263)	—	—	—	—	—	—
Restricted stock units vested	754,491	1	(1)	—	—	—	—
Common stock received for tax withholding	(525,515)	(1)	(26,904)	—	—	—	(26,905)
Repurchase of common stock	(1,949,580)	—	—	—	—	(105,916)	(105,916)
Amortization of stock-based compensation	—	—	41,823	—	—	—	41,823
Balance at September 30, 2015	38,953,054	$40	$610,599	$(10,075)	$(104,227)	$(108,678)	$387,659
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(11,151)	$(7,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,760	13,185
Amortization of intangible assets	9,904	5,786
Impairment of intangible assets	—	6,942
Provision for bad debts	2,070	2,223
Stock-based compensation	39,017	26,442
Amortization of deferred rent	(1,435)	(974)
Deferred tax benefit	(167)	(6,113)
Loss on asset disposition	5,226	153
Changes in operating assets and liabilities:
Accounts receivable	16,841	6,084
Prepaid expenses and other assets	(11,812)	(14,736)
Accounts payable, accrued expenses, and other liabilities	(4,532)	16,487
Deferred revenues	(12,307)	(6,252)
Deferred rent	426	36
Net cash provided by operating activities	47,840	42,020

Investing activities
Acquisitions, net of cash acquired	(10,117)	(4,043)
Purchase of property and equipment	(3,218)	(6,562)
Cash paid for disposition of business	(2,535)	—
Net cash used in investing activities	(15,870)	(10,605)

Financing activities
Proceeds from the issuance of common stock	204,741	—
Proceeds from the exercise of common stock options	11,621	81
Repurchase of common stock (withholding taxes)	(26,905)	(14,458)
Repurchase of common stock (treasury shares)	(105,916)	(36,886)
Excess tax benefits from stock-based compensation	—	2,229
Principal payments on capital lease obligations	(11,894)	(8,706)
Equity issuance costs	(3,356)	—
Net cash provided by (used in) financing activities	68,291	(57,740)
Effect of exchange rate changes on cash	(1,447)	(1,860)
Net increase (decrease) in cash and cash equivalents	98,814	(28,185)
Cash and cash equivalents at beginning of period	43,015	67,795
Cash and cash equivalents at end of period	$141,829	$39,610

Supplemental cash flow disclosures
Interest paid	$1,184	$943
Net income taxes paid	$1,567	$955
Supplemental noncash investing and financing activities
Stock issued in connection with acquisition	$106,025	$—
Capital lease obligations incurred	$16,521	$10,895
Accrued capital expenditures	$2,380	$1,573
The accompanying notes are an integral part of these consolidated financial statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Unaudited Interim Financial Information
The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The consolidated interim financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 20, 2015 with the SEC. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015 or thereafter. All references to September 30, 2015 and 2014 or to the three and nine months ended September 30, 2015 and 2014 in the notes to the consolidated interim financial statements are unaudited.
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
Interest income on investments and excess cash balances was a nominal amount for the three and nine months ended September 30, 2015 and 2014.
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

Impairment of Long-Lived Assets

The Company’s long-lived assets primarily consist of property and equipment and intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances. During the three and nine months ended September 30, 2015, there were no impairment charges recognized. During the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $6.9 million related to certain intangible assets related to its mobile operator analytics division, which was disposed of in May 2015, refer to Footnote 4, Asset Dispositions and Footnote 5, Goodwill and Intangible assets.

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
During the three and nine months ended September 30, 2015, the Company recognized $9.1 million and $23.7 million of revenue related to nonmonetary transactions, respectively. During the three and nine months ended September 30, 2015, the Company recognized $5.1 million and $14.3 million, respectively, in expense related to nonmonetary transactions, respectively.
During the three and nine months ended September 30, 2014, the Company recognized $4.6 million and $8.6 million of revenue related to nonmonetary transactions, respectively. During the three and nine months ended September 30, 2014, the Company recognized $2.9 million and $7.0 million, respectively, in expense related to nonmonetary transactions, respectively.
Due to timing differences in the delivery and receipt of the respective assets exchanged, expense recognized in each period is different from the amount of revenue recognized.
Refer to Footnote 12, Related Party Transactions, for discussion of a nonmonetary transaction with a related party.
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
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be paid or realized.
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

Earnings Per Share
Basic net income/loss per common share excludes dilution for potential common stock issuances and is computed by dividing net income/loss by the weighted-average number of common shares outstanding for the period. Diluted net income/loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options, restricted stock units and warrants using the treasury stock method. The Company reported net income for the three months ending September 30, 2015. The Company's restricted stock awards are participating securities when the Company has net income. As such, the Company has used a two-class method to allocate undistributed earnings between the common stock holders and participating securities to determine the basic and dilutive EPS. The weighted-average shares outstanding-common stock has been adjusted to reflect share repurchases made during the three and nine months ended September 30, 2015. See Footnote 10, Share Repurchases, for more information pertaining to the Company's share repurchases.
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net income (loss)	$961	$(3,261)	$(11,151)	$(7,243)
Net income (loss) per share - common stock:
Basic	$0.02	$(0.10)	$(0.30)	$(0.22)
Diluted	$0.02	$(0.10)	$(0.30)	$(0.22)
Weighted-average shares outstanding-common stock, basic	39,174,438	33,502,533	37,586,329	33,550,933
Effect of dilutive securities	648,285	—	—	—
Weighted-average shares outstanding-common stock, diluted	39,822,723	33,502,533	37,586,329	33,550,933
The following is a summary of common stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations as their impact was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options, restricted stock units and restricted stock	—	689,327	779,517	749,311
Recent Pronouncements
In May 2014, FASB issued ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In August 2015, the FASB deferred by one-year the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. The Company is currently evaluating the methods of adoption allowed by the new standard and the impact the standard is expected to have on the Company's financial statements and related disclosures.
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company does not expect that the adoption of this ASU will have a significant impact its consolidated financial statements.

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
Entry into an Agreement and Plan of Merger and Reorganization with Rentrak
On September 29, 2015, the Company, Rentrak Corporation, an Oregon corporation (“Rentrak”), and Rum Acquisition Corporation, an Oregon corporation and a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization, pursuant to which Merger Sub will merge with and into Rentrak (the “Merger”), with Rentrak surviving the Merger as a wholly owned subsidiary of the Company. The Merger has not closed as of the date of the financial statements and is subject to customary closing conditions that remain pending.
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
The agreements also provided that immediately following the signing of such agreements, WPP would conduct a tender offer to purchase an amount of the Company's shares at a price per share equal to $46.13. In the event the combination of shares issued for the European IAM Business and the Strategic Alliance and the shares purchased in the tender offer failed to result in beneficial ownership by WPP of at least 15% of the Company's outstanding common stock, the Company agreed to directly issue and sell additional shares at the tender offer price of $46.13 to WPP to achieve the minimum of 15%. As WPP was unable to acquire sufficient shares through the tender offer, the Company sold and WPP purchased 4,438,353 newly issued shares of the Company's common stock in exchange for cash of $204.7 million. As of the date of issuance, the difference between the fair market value of the shares issued and the tender offer price was $23.6 million.
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
The acquisition of the European IAM Business resulted in goodwill of approximately $5.3 million, net of a $0.1 million working capital adjustment made during the three months ended September 30, 2015. This amount represents the residual of the fair value of the business after allocation of net assets and identifiable intangible assets acquired. The amount is consistent with the Company's intention for the acquisition of the European IAM Business. During the nine months ended September 30, 2015, the Company incurred transaction costs related to its acquisition of the European IAM Business and Strategic Alliance of approximately $1.9 million.
In addition, as part of the acquisition of the European IAM Business, the Company acquired definitive-lived intangible assets totaling $3.0 million. The following table outlines the fair value of the intangible assets and the useful life for each type of intangible asset. The intangible assets are amortized using a straight-line method.

	Fair Value (in thousands)	Useful Lives (Years)
Name and trademarks	$370	6.0
Panel	1,580	2.0
Intellectual property	840	2.0
Customer relationships	200	7.0
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
The acquisition of Proximic resulted in goodwill of approximately $4.5 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after determining the fair value for net assets and identifiable intangible assets acquired. The amount recorded as goodwill is consistent with the Company's intentions for the acquisition of Proximic. During the nine months ended September 30, 2015, the Company incurred transaction costs related to its acquisition of Proximic of approximately $0.4 million.

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
In connection with the disposition, the Buyer assumed certain customer liabilities. Further, the Company paid the Buyer for customer balances collected in 2015. The Company entered into a loan and security agreement which allows the Buyer to borrow up to $1.5 million, subject to various restrictions, and annual reductions in the borrowing amount of $0.5 million per year until April 30, 2018. The loan is secured by all of the assets of the Buyer, with interest due quarterly. As of September 30, 2015, the Buyer has not borrowed any funds under the agreement. The Company, without compensation, will provide ongoing technology and transitional services to the Buyer for up to one year from the closing date of the transaction. The costs associated with these services are not significant.
As a result of the disposition, the Company recorded a loss on the disposition of $5.2 million, determined as follows (in thousands):

Relief from certain customer obligations	$3,551
Carrying value of net assets disposed	(6,242)
(2,691)
Cash paid for disposition of business	(2,535)
Loss on sale of assets	$(5,226)
The remaining $0.5 million of cash due to Buyer as of June 30, 2015 related to the disposition was paid during the three months ended September 30, 2015 and is included in the cash paid for disposition in the table above.

5.	Goodwill and Intangible Assets

The change in the carrying value of goodwill for the nine months ended September 30, 2015 is as follows (in thousands):

Balance as of December 31, 2014	$103,525
Acquisition of Proximic	4,496
Acquisition of European IAM Business	5,303
Translation adjustments	(1,761)
Balance as of September 30, 2015	$111,563

The carrying values of the Company’s amortizable acquired intangible assets are as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$8,857	$(6,044)	$2,813	$6,612	$(5,180)	$1,432
Acquired relationship/technology	98,622	(4,931)	93,691	—	—	—
Customer relationships	19,843	(14,198)	5,645	19,201	(12,970)	6,231
Intellectual property	14,396	(6,886)	7,510	13,562	(5,528)	8,034
Panel	3,199	(2,003)	1,196	1,617	(1,521)	96
Trade names	2,120	(1,645)	475	1,690	(1,690)	—
	$147,037	$(35,707)	$111,330	$42,682	$(26,889)	$15,793
Amortization expense related to intangible assets was approximately $4.2 million and $9.9 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $5.8 million for the three and nine months ended September 30, 2014, respectively.
The weighted average remaining amortization period by major asset class as of September 30, 2015, is as follows:

(In years)
Acquired methodologies/technology	2.7
Acquired relationship/technology	9.5
Customer relationships	2.8
Intellectual property	5.8
Panel	1.5
Trade names	4.2

The estimated future amortization of acquired intangible assets as of September 30, 2015 is as follows:

(In thousands)
2015	$4,166
2016	16,275
2017	14,360
2018	11,665
2019	10,809
Thereafter	54,055
$111,330
During the three months ended September 30, 2014, the Company performed an impairment test of the long-lived assets of CSWS by comparing the sum of the undiscounted cash flows expected to result from the use and eventual disposition of CSWS to the carrying value of CSWS's long-lived assets. Based on this analysis, the Company determined as of September 30, 2014 that the CSWS intangible assets were impaired. The Company estimated the fair value of the intangible asset of CSWS to be$2.8 million as of September 30, 2014, which resulted in an impairment charge of $6.9 million during the three months ended September 30, 2014. The impairment charge had a negative impact on income from operations of $6.9 million and an impact on earnings per share of $0.21 per share during the three and nine months ended September 30, 2014.

6.	Long-term Debt and Other Financing Arrangement
Capital Leases
The Company has a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize approximately $7.2 million as of September 30, 2015, for future capital leases. This arrangement allows the Company to lease new software, hardware and other computer equipment as it expands its technology infrastructure in support of its business growth. Under this arrangement, the Company may enter into new capital leases prior to May 15, 2016. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. In addition, the Company enters into capital leases under non-committed arrangements, typically directly with equipment manufacturers.

Future minimum payments under capital leases with initial terms of one year or more are as follows:

(In thousands)
2015	$4,577
2016	15,864
2017	9,343
2018	2,854
2019	51
2020	21
Total minimum lease payments	32,710
Less amount representing interest	(1,657)
Present value of net minimum lease payments	31,053
Less current portion	(16,380)
Capital lease obligations, long-term	$14,673
During the nine months ended September 30, 2015 and 2014, the Company incurred $16.5 million and $10.9 million, in capital lease obligations, respectively.
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
The Credit Agreement contains various usual and customary covenants, including, but not limited to: financial covenants requiring maximum funded debt-to-EBITDA ratio, cash flow-to-fixed charge ratios and a minimum liquidity during equity repurchase periods as well as covenants relating to the Company’s ability to dispose of assets, make certain acquisitions, be acquired, incur indebtedness, grant liens and make certain investments. As of September 30, 2015 the Company was in full compliance with all covenants contained in the Credit Agreement.
As of September 30, 2015, the Company did not have an outstanding balance under the terms of the Credit Agreement.
The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of September 30, 2015, $3.5 million in letters of credit were outstanding, leaving $6.5 million available for additional letters of credit. These letters of credit may be reduced periodically provided the Company meets the conditional criteria of each related lease agreement.

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
Litigation Related to Pending Merger with Rentrak Corporation
Since the public announcement of the Company’s proposed merger with Rentrak Corporation (“Rentrak”) on September 29, 2015, four putative shareholder class action lawsuits have been filed against Rentrak, its directors, the Company and other defendants, as described further below, in connection with Rentrak and the Company entering into a merger agreement on September 29, 2015 (the “Merger Agreement”). The four actions were filed in Multnomah County Circuit Court in the State of Oregon: (1) Nathan v. Rentrak Corporation, et al., No. 15CV27429, filed on October 9, 2015; (2) Blum v. Rentrak Corporation, et al., No. 15CV27443, also filed on October 9, 2015; (3) Stein v. Rentrak Corporation, et al., No. 15CV27520, filed on October 12, 2015; and (4) Sikorski v. Rentrak Corporation, et al., No. 15CV27932, filed on October 14, 2015.
Each of the foregoing lawsuits was filed on behalf of a putative class of Rentrak shareholders against Rentrak, the individual members of Rentrak’s board of directors, and/or comScore and/or its merger subsidiary entity (the Nathan action does not name comScore or the merger subsidiary entity as defendants).
The lawsuits allege variously that the individual members of Rentrak’s board of directors breached their fiduciary duties owed to Rentrak’s shareholders by (a) approving the proposed merger for inadequate consideration; (b) approving the merger to obtain unique benefits not shared equally with other Rentrak shareholders; (c) failing to take steps to maximize the value paid to Rentrak shareholders; (d) failing to take steps to ensure a fair process leading up to the proposed merger; (e) agreeing to preclusive deal protection devices in the merger agreement; and (f) failing to ensure that no conflicts exist between individual directors’ own interests and their fiduciary obligations to Rentrak’s shareholders. The Blum, Stein and Sikorski lawsuits also state claims against comScore and/or the merger subsidiary entity for aiding and abetting these alleged breaches of fiduciary duties. The plaintiffs in each of the lawsuits generally seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting completion of the mergers, rescission of the merger if it is completed, an accounting by defendants, rescissionary damages, attorney’s fees and costs, and other relief.
On October 22, 2015, in the Nathan lawsuit, plaintiffs filed a motion to consolidate the lawsuits and appoint Nathan as the lead plaintiff and Nathan’s counsel as lead counsel, and that motion is supported by the plaintiff’s counsel in the Blum, Stein and Sikorski lawsuits. This motion is pending with the court.
Based on examination of the claims, the Company believes that, as to the Company, they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.

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
During the three and nine months ended September 30, 2015, the Company recorded income tax benefits of $40,000 and $0.3 million, respectively, resulting in effective tax rates of (4.3%) and 2.8%, respectively. During the three and nine months ended September 30, 2014, the Company recorded income tax benefits of $2.6 million and $2.0 million, respectively, resulting in effective tax rates of 43.9% and 21.2%, respectively. These effective tax rates differ from the Federal statutory rate of 35% due to the effects of state income taxes, foreign income taxes, nondeductible expenses such as certain stock compensation and meals and entertainment, unrecognized tax benefits and changes in statutory tax rates which took effect during the year. The effective tax rate for the three and nine months ended September 30, 2015 decreased compared to the effective tax rate for the three and nine months ended September 30, 2014 primarily as a result of tax benefits associated with the disposition of the mobile operator analytics business.
As of September 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $1.4 million, of which approximately $0.9 million is netted against certain deferred tax assets on the accompanying consolidated balance sheets. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

9.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s common stock, restricted stock or restricted stock units pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement of the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”). The 1999 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder, but no further shares are authorized for new awards under the 1999 Plan. As of September 30, 2015 and December 31, 2014, the Plans provided for the issuance of a maximum of approximately 12.7 million shares and 11.4 million shares, respectively, of common stock. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2008 fiscal year, equal to the lesser of: (i) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 1,800,000 shares; or (iii) such other amount as the Company’s Board of Directors may determine. The vesting period of options granted under the Plans is determined by the Board of Directors, although, for service-based options the vesting has historically been generally ratable over a four-year period. Options generally expire 10 years from the date of the grant. Effective January 1, 2015, the shares available for grant increased by 1,366,979 pursuant to the automatic share reserve increase provision under the 2007 Plan. Accordingly, as of September 30, 2015, a total of 2,535,262 shares were available for future grant under the 2007 Plan.
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

As of September 30, 2015, the stock-based compensation expense related to the November 7, 2014 awards have been fully recognized in the consolidated statements of operations and comprehensive loss.
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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.
A summary of the Plans is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2014	1,980,308	$42.71	9.81	7,359
Options granted	—	—	—	—
Options exercised	(276,064)	42.10	—	3,013
Options forfeited	—	—	—	—
Options expired	(200)	4.25	—	—
Options outstanding at September 30, 2015	1,704,044	$42.82	9.09	5,677
Options exercisable at September 30, 2015	1,704,044	$42.82	9.09	5,677
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date. The aggregate intrinsic value of options exercised for the three months ended September 30, 2015 was less than $0.1 million. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2014 was $0.6 million and $0.7 million, respectively. As of September 30, 2015, there was no unrecognized compensation expense related to outstanding options and exercisable options..
The Company’s non-vested stock awards are comprised of restricted stock and restricted stock units. The Company has a right of repurchase on such shares that lapse at a rate of twenty-five percent (25)% of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company. In the event that an employee terminates his or her employment with the Company, any shares that remain unvested and consequently subject to the right of repurchase shall be automatically reacquired by the Company at the original purchase price paid by the employee. During the three months ended September 30, 2015, 500 forfeited shares of restricted stock have been repurchased by the Company at no cost and were subsequently retired.

A summary of the status for non-vested stock awards as of September 30, 2015 is presented as follows:

Non-vested Stock Awards	Restricted Stock	Restricted Stock Units	Total Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2014	476,993	1,410,581	1,887,574	$26.88
Granted	189,708	297,306	487,014	49.17
Vested	(531,168)	(754,491)	(1,285,659)	32.49
Forfeited	(10,263)	(81,920)	(92,183)	35.03
Non-vested at September 30, 2015	125,270	871,476	996,746	$29.79
The aggregate intrinsic value for all non-vested shares of restricted stock and restricted stock units outstanding as of September 30, 2015 was $44.7 million. The aggregate intrinsic value of restricted stock and restricted stock units vested during the three months ended September 30, 2015 was $7.7 million.
The Company granted non-vested stock awards at no cost to recipients during the three months ended September 30, 2015. As of September 30, 2015, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units was $23.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.04 years. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Of the 129,170 shares of the Company’s restricted stock and restricted stock units vesting during the three months ended September 30, 2015, the Company repurchased 48,226 shares at an aggregate purchase price of approximately $2.6 million pursuant to the stockholder’s right under the Plans to elect to use common stock to satisfy tax withholding obligations. The repurchased shares were subsequently retired.
Shares Reserved for Issuance
At September 30, 2015, the Company had reserved for future issuance the following shares of common stock:

Common stock available for future issuances under the Plans	2,535,262
Common stock reserved for outstanding options and restricted stock units	2,575,520
5,110,782

10.	Share Repurchases

As part of the Company's share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three and nine months ended September 30, 2015 and 2014 under the Company's share repurchase programs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014 (2)	2015 (1)(2)	2014 (2)(3)
(Amounts in millions, except share and per share data)
Total number of shares repurchased	823,779	16,100	1,949,580	1,253,672
Average price paid per share	$55.78	$36.86	$54.33	$29.42
Total value of shares repurchased (as measured at time of repurchase)	$45.9	$0.6	$105.9	$36.9
(1) May 2015 Share Repurchase Program
On May 5, 2015 the Company announced that its board of directors had approved the repurchase of up to $150.0 million of the Company's common stock which commenced on May 6, 2015. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors. Through September 30, 2015 this program resulted in the repurchase of $99.9 million of shares (as measured at the time of repurchase) $50.1 million of shares (as measured at the time of repurchase), remain available for repurchase. The program was suspended pending closing of the Rentrak merger.
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
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to unaffiliated customers between those in the United States and those in other locations for the three and nine months ended September 30, 2015 and 2014 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
United States	$67,577	$57,038	$197,312	$167,297
Europe	15,263	14,346	45,953	41,563
Canada	3,821	3,683	10,213	10,376
Other	5,744	7,069	17,670	19,812
Total revenues	$92,405	$82,136	$271,148	$239,048
The composition of the Company’s property and equipment between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30, 2015	December 31, 2014
	(In thousands)
United States	$39,522	$38,240
Europe	5,242	3,375
Canada	134	195
Other	584	555
Total	$45,482	$42,365

12.	Related Party Transactions
Transactions with WPP

As of September 30, 2015, WPP owned approximately six million shares of the Company's outstanding common stock, representing approximately 16% ownership in the Company.

The Company provides to WPP and its affiliates, in the normal course of business, subscription-based products and custom revenue projects and receives various services from WPP and its affiliates supporting the Company's data collection efforts.

The Company's results from transactions with WPP and its affiliates for the three and nine months ended September 30, 2015 are set forth below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
	(In thousands)
Revenue	$1,796	$4,673	(1)
Expenses	$1,184	$2,325	(1)

(1) Represents transactions since April 2015.

The Company has the following balances related to transactions with WPP and its affiliates reflected in the consolidated balance sheet as of September 30, 2015:

(In thousands)
Accounts receivable	$1,475
Accounts payable	$1,279
Deferred revenue	$545

Data Exchange Agreement

In addition, in 2013, the Company entered into an agreement to exchange certain data assets with a corporation. During the three months ended December 31, 2014, the Company and the corporation modified the existing agreement, where the parties will provide additional data assets. A member of the Company’s Board of Directors also serves as a member of the Board of Directors of that corporation. The transaction was considered to have commercial substance under the guidance in ASC 845 and the Company estimated the fair value of the services delivered based on similar monetary transactions with third parties.  No cash was exchanged in this transaction.

During the three and nine months ended September 30, 2015, the Company recognized $2.3 million and $6.6 million of revenue and expense of $2.0 million and $6.1 million, respectively, for this nonmonetary transaction.

During the three and nine months ended September 30, 2014, the Company recognized $1.5 million and $4.7 million of revenue and expense of $2.4 million and $5.6 million, respectively, for this nonmonetary transaction.

13.	Subsequent Events

On November 5, 2015, the Company’s executed a definitive agreement to transfer certain assets and business operations of the Company’s Digital Analytix® Enterprise (“DaX”) solution to Adobe Systems Incorporated (“Adobe”) for $45 million in cash. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2015.

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

We combine proprietary comScore data with our clients’ own data and data from partners to provide valuable digital media analytics. We deliver on-demand and real-time products and services through a scalable Software-as-Service delivery model which supports both comScore branded products and also partner products integrating comScore data and services. During the three months ended September 30, 2015, we provided service to approximately 2,728 customers worldwide with our broad geographic base of employees located in 37 locations in 25 countries.

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

In April 2015, we acquired WPP's internet audience measurement businesses in certain European markets to further expand our customer base and data services. In addition, we acquired Proximic, Inc. to power enhancements to brand safety and content categorization capabilities across our products.

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

In September 2015, we entered into a definitive merger agreement under which we will combine with Rentrak Corporation in a stock-for-stock merger subject to customary closing conditions. This expected combination, when consummated, will be transformative for our business and will enable us to introduce a more comprehensive and precise set of solutions for measuring media and advertising across platforms.

Key Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue(1)	$92,405	$81,260	$270,747	$236,034
Adjusted EBITDA*(1)	$23,381	$20,166	$67,551	$54,781
Adjusted EBITDA Margin*	25%	25%	25%	23%

*
Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles, or GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitation are included in the section titled “Non-GAAP Financial Measures.”

(1) We divested our mobile operator analytics division CSWS during the second quarter of 2015. The division was classified as held for sale in the fourth quarter of 2014. Amounts for three and nine months ended September 30, 2015, and 2014 include adjustments to exclude the mobile operator analytics division and are based on management’s estimates of the revenue and results of operations of the division.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods identified:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income (loss)	$961	$(3,261)	$(11,151)	$(7,243)
Amortization of intangible assets	4,220	1,912	9,904	5,786
Impairment of intangible assets	—	6,942	—	6,942
Stock-based compensation	8,645	10,159	39,017	26,442
Costs related to acquisitions, restructuring and other infrequently occurring items	3,957	997	7,137	4,433
Settlement of litigation, net	(170)	(80)	(830)	2,780
Loss on asset disposition	—	—	5,226	—
Adjustment to exclude Mobile Operator Analytics Division	—	1,048	1,631	3,519
Non-cash portion of current tax provision related to excess tax benefits from stock-based compensation (2)	—	1,047	—	2,228
Deferred tax (benefit)	(614)	(4,681)	(167)	(6,113)
Current tax provision (benefit)	574	1,079	(157)	1,933
Depreciation	5,412	4,622	15,760	13,185
Interest and other expense, net	396	382	1,181	889
Adjusted EBITDA (1)	$23,381	$20,166	$67,551	$54,781
Adjusted EBITDA margin(1)	25%	25%	25%	23%

(1)
Management estimates pro forma revenues of $0 and $401, respectively, for three and nine months ended September 30, 2015, compared to revenues of $876 and $3,014, respectively, for three and nine months ended September 30, 2014 related to our Mobile Operator Analytics Division. Pro forma expenses were $0 and $2,032 respectively, for the three and nine months ended September 30, 2015, compared to expense of $1,924 and $6,533 during the three and nine months ended September 30, 2014. We classified our Mobile Operator Analytics Division as held for sale as of December 31, 2014.

(2)
Included in the tax provision for the three and nine months ended September 30, 2014 was $1.0 million and $2.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock-based compensation.

Our Revenues
We derive our revenues primarily from the fees that we charge for subscription-based products, customized projects, and software licenses. We define subscription-based revenues as revenues that we generate from products that we deliver to a customer on a recurring basis, as well as arrangements where a customer is committing up-front to purchase a series of deliverables over time, which includes revenue from software licenses as further discussed below. We define project revenues as revenues that we generate from customized projects that are performed for a specific customer on an infrequently occurring basis. A significant characteristic of our SaaS-based business model is our large percentage of subscription-based contracts. Subscription-based revenues accounted for 92% and 90% of total revenues in the nine months ended September 30, 2015 and 2014, respectively. Many of our customers who initially purchased a customized project have subsequently purchased one of our subscription-based products. Similarly, many of our subscription-based customers have subsequently purchased additional customized projects.
Historically, we have generated most of our revenues from the sale and delivery of our products to companies and organizations located within the United States. We continue to expand our international revenues by selling our products and deploying our direct sales force model in additional international markets. For the nine months ended September 30, 2015, our international revenues were $73.8 million, or 27% of our total revenues. International revenues comprised approximately 29% of our total revenues for the fiscal years ended December 31, 2014 and 2013, respectively. The decline in the percentage of international revenue to total revenue for the nine months ended September 30, 2015 was primarily attributable to the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.4	29.8	31.1	29.8
Selling and marketing	25.1	31.8	27.8	33.0
Research and development	16.3	16.8	18.4	16.4
General and administrative	18.4	18.2	21.0	18.0
Amortization of intangible assets	4.6	2.3	3.7	2.4
Impairment of intangible assets	—	8.5	—	2.9
Loss on asset disposition	—	—	1.9	—
Settlement of litigation, net	(0.2)	(0.1)	(0.3)	1.2
Total expenses from operations	97.6	107.3	103.6	103.7
Income (loss) from operations	2.4	(7.3)	(3.6)	(3.7)
Interest and other expense, net	(0.4)	(0.5)	(0.4)	(0.4)
(Loss) gain from foreign currency	(1.0)	0.7	(0.2)	0.1
Income (loss) before income tax benefit	1.0	(7.1)	(4.2)	(4.0)
Income tax benefit	0.0	3.1	0.1	0.8
Net income (loss) attributable to common stockholders	1.0%	(4.0)%	(4.1)%	(3.2)%

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Revenues	$92,405	$82,136	$10,269	12.5%	$271,148	$239,048	$32,100	13.4%
Total revenues increased by approximately $10.3 million, or approximately 13%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. We attribute the revenue growth to a combination of increased sales to our existing customer base and increased sales to new customers. Revenue from existing customers increased $9.6 million from $75.3 million for the three months ended September 30, 2014 to $84.9 million for the three months ended September 30, 2015, while revenue from new customers increased $0.6 million from $6.8 million for the three months ended September 30, 2014 to $7.5 million for the three months ended September 30, 2015.
We experienced continued growth in subscription revenues, which increased by approximately $10.7 million during the three months ended September 30, 2015, from $74.1 million in the prior year period to $84.8 million. The increase in subscription revenues is attributable to custom solutions sold on a subscription basis and mobile syndicated products. We experienced a modest decrease in our project revenues as there were fewer product deliveries and renewals of projects began delivering on a recurring basis and are classified as subscription revenues. During the three months ended September 30, 2015, project revenues decreased by approximately $0.4 million, from $8.0 million in the prior period to $7.6 million.
Revenues from U.S customers were $67.6 million for the three months ended September 30, 2015, or approximately 73% of total revenues, while revenues from customers outside of the U.S. was $24.8 million for the three months ended September 30, 2015, or approximately 27% of total revenues. International revenues decreased modestly during the three months ended September 30, 2015 as compared to the prior year period primarily due to normal growth offset by the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.
During the three months ended September 30, 2015, we recognized $9.1 million of revenue related to nonmonetary transactions as compared to $4.6 million during the three months ended September 30, 2014.
Total revenues increased by approximately $32.1 million, or approximately 13%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. We attribute the revenue growth mainly to increased sales to our existing customer base. Revenue from existing customers increased $25.6 million from $218.4 million for the nine months ended September 30, 2014 to $244.0 million for the nine months ended September 30, 2015, while revenue from new customers increased $6.5 million from $20.7 million for the nine months ended September 30, 2014 to $27.2 million for the nine months ended September 30, 2015.
We experienced continued growth in subscription revenues, which increased by approximately $32.8 million during the nine months ended September 30, 2015, from $215.8 million in the prior year period to $248.6 million. The increase in subscription revenues is attributable to custom solutions sold on a recurring basis and mobile syndicated products. We experienced a decrease in our project revenues as there were fewer product deliveries and renewals of projects began delivering on a recurring basis and are classified as subscription revenues. During the nine months ended September 30, 2015, project revenues decreased by approximately $0.7 million, from $23.2 million in the prior period to $22.5 million.
Revenues from U.S customers were $197.3 million for the nine months ended September 30, 2015, or approximately 73% of total revenues, while revenues from customers outside of the U.S. was $73.8 million for the nine months ended September 30, 2015, or approximately 27% of total revenues. International revenues grew modestly during the nine months ended September 30, 2015 as compared to the prior year period primarily due to normal growth offset by the appreciation of the U.S. Dollar as compared to foreign currencies in our key international markets.
During the nine months ended September 30, 2015, we recognized $23.7 million of revenue related to nonmonetary transactions as compared to $8.6 million during the nine months ended September 30, 2014.

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
Our total operating expenses increased by approximately $2.0 million, or approximately 2%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily attributable to increased cost of revenues of $6.4 million, increased general and administrative expenses of $2.1 million, increased research and development expenses of $1.2 million and increased amortization of intangible assets of $2.3 million. These costs were offset by decreased selling and marketing expenses of $2.9 million and decreased impairment of intangible assets of $6.9 million.
During the three months ended September 30, 2015, we recognized $5.1 million of expense related to nonmonetary transactions compared to $2.9 million during the three months ended September 30, 2014.
Our total operating expenses increased by approximately $33.3 million, or approximately 13%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase is primarily attributable to increased general and administrative expenses of $14.0 million, increased cost of revenue of $13.1 million, increased research and development expenses of $10.7 million, increased loss on asset disposition of $5.2 million primarily attributable to the loss on the disposal of our mobile operator analytics business during the nine months ended September 30, 2015 and increased amortization of intangibles of $4.1 million attributable certain intangible assets acquired during the nine months ended September 30, 2015. These costs were offset by decreased selling and marketing expenses of $3.4 million, decreased impairment of intangible assets of $6.9 million and by the settlement of certain patent litigation lawsuits, net of insurance recoveries, and by gains related to the settlements of certain patent litigation lawsuits for a net decrease of $3.6 million.
During the nine months ended September 30, 2015, we recognized $14.3 million of expense related to nonmonetary transactions compared to $7.0 million during the nine months ended September 30, 2014.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Cost of revenues	$30,859	$24,491	6,368	26.0%	84,259	$71,164	$13,095	18.4%
As a percentage of revenues	33.4%	29.8%			31.1%	29.8%
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
Cost of revenues increased by approximately $6.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase is primarily attributable to an increase from data costs of $5.4 million, increased bandwidth costs of $0.9 million and increased stock compensation expense of $0.2 million.
Cost of revenues increased by approximately $13.1 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase is primarily attributable to increased data costs of $9.3 million, increased, rent, depreciation and other facility expense of $2.1 million, increased stock compensation expense of $1.8 million, increased employee salaries, benefits and other related costs of $1.4 million and increased bandwidth costs of $1.5 million. These costs were offset by decreased expenditures for outside services of $2.3 million, primarily related to costs previous incurred to support the Nexius business prior to its disposal during the nine months ended September 30, 2015 and decreased royalty and reseller expenses of $0.8 million.

Cost of revenues increased as a percentage of revenues during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, due to increased data and data collection efforts to drive revenue growth.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Selling and marketing	$23,177	$26,125	$(2,948)	(11.3)%	$75,376	$78,791	$(3,415)	(4.3)%
As a percentage of revenues	25.1%	31.8%			27.8%	33.0%
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
Selling and marketing expenses decreased by $2.9 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease is primarily attributable to decreased employee salaries, benefits and other related costs of $2.7 million associated with our sales force and decreased stock compensation expense of $0.6 million. These costs were offset by increased professional fees of $0.4 million to support our sales force.
Selling and marketing expenses decreased by $3.4 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease is primarily attributable to decreased employee salaries, benefits and other related costs of $2.7 million associated with our sales force and decreased stock compensation expense of $1.0 million. These costs were offset by increased professional fees of $0.7 million to support our sales force.
Selling and marketing expenses decreased as a percentage of revenues during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, due to decreased expenses, as well as increased operating leverage as our revenues continue to grow.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Research and development	$15,030	$13,784	$1,246	9.0%	$49,937	$39,192	$10,745	27.4%
As a percentage of revenues	16.3%	16.8%			18.4%	16.4%
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
Research and development expenses increased $1.2 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase is primarily attributable to increased expenditures primarily attributable to employee salaries, benefits and other related costs of $1.7 million and increased expenditures for stock compensation expense of $0.3 million and increased rent, depreciation and other facility costs of $0.2 million. These costs were offset by decreased costs for the development and implementation of new products and to support the enhancement of existing products of $1.2 million.
Research and development expenses increased $10.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase is primarily attributable to an increase in employee salaries, benefits and related costs of $5.0 million, increased expenditures for the development and implementation of new products and to support the enhancement of existing products of $2.3 million. In addition, research and development expenses increased from additional stock compensation expense of $2.0 million, hardware and software maintenance costs of $0.7 million and expenditures of $0.3 million for professional fees to support the enhancement of existing products.
Research and development expenses decreased as a percentage of revenues for the three months ended September 30, 2015 compared to the same period in 2014, due primarily to only modest increases in employee salary costs and stock compensation expense associated with new product development and existing product enhancements compared to the growth in revenue for the period.
Research and development expenses increased as a percentage of revenues for the nine months ended September 30, 2015 compared to the same periods in 2014, due primarily to an increase in employee salary costs and stock compensation expense associated with new product development and existing product enhancements.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
General and administrative	$17,046	$14,966	$2,080	13.9%	$57,041	$42,952	$14,089	32.8%
As a percentage of revenues	18.4%	18.2%			21.0%	18.0%
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
General and administrative expenses increased by $2.1 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase is primarily attributable to increased professional fees of $2.8 million primarily driven by merger and acquisition efforts. These costs were partially offset by a decrease in stock compensation expense of $1.4 million.
General and administrative expenses increased by $14.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase is primarily attributable to an increased stock compensation expense of $9.9 million, increased professional fees of $3.1 million primarily driven by merger and acquisition efforts and increased employee salaries, benefits and related costs of $1.0 million.
General and administrative expenses increased as a percentage of revenues during the three and nine months ended September 30, 2015 as compared to the same period in 2014, primarily related to increased professional fees and stock compensation expense.
Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Amortization expense	$4,220	$1,912	$2,308	120.7%	$9,904	5,786	$4,118	71.2%
As a percentage of revenues	4.6%	2.3%			3.7%	2.4%
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization expense increased $2.3 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the acquisition of certain intangible assets in the second quarter of 2015.
Amortization expense increased $4.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the acquisition of certain intangible assets in the second quarter of 2015.

Impairment of Intangible Assets
During the three months ended September 30, 2014, the Company noted a significant decline in revenues from its mobile operator analytic business ("CSWS"), formerly known as Nexius, which the Company acquired on July 1, 2010. As a result, the Company performed an impairment test of the long-lived assets of CSWS. The long-lived assets of CSWS consisted of customer relationships, acquired methodologies and technology. The first step in testing the long-lived assets of CSWS for impairment was to compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of CSWS to the carrying value of CSWS's long-lived assets. Based on this analysis, the Company determined as of September 30, 2014 that the sum of the expected undiscounted cash flows to be generated from CSWS was less than the carrying value of the CSWS intangible assets. As such, the Company concluded that the CSWS intangible assets were impaired as of September 30, 2014. To measure the amount of the impairment, the Company then estimated the fair value of the intangible assets as of September 30, 2014. In determining the fair value of the intangible assets, the Company prepared a discounted cash flow ("DCF") analysis for each intangible asset. In preparing the DCF analysis, the Company used a combination of income approaches including the relief from royalty approach and the excess earnings approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, royalty rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis were based on the Company's most recent budgets, forecasts and business plans as well as growth rate assumptions for years beyond the current business plan period. Significant assumptions used include a discount rate of 20.0%, which was based on an assessment of the risk inherent in the future revenue streams and cash flows of CSWS, as well as a royalty rate of 0.8%, which was based on an analysis of royalty rates in similar market transactions. Based on the DCF analysis, the Company estimated the fair value of the intangible asset of CSWS to be $2.8 million as of September 30, 2014, which resulted in an impairment charge of $6.9 million during the three months ended September 30, 2014. The impairment charge had a negative impact on income from continuing operations of $6.9 million and an impact on earnings per share of $0.21 per share during the three and nine months ended September 30, 2014.
Asset Disposition
The loss on asset disposition for the nine months ended September 30, 2015 totaled $5.2 million, an increase of $5.2 million over the three and nine months ended September 30, 2014. The loss on asset disposition relates to the sale of certain assets related to its mobile operator analytics business ("CSWS") to a Buyer. In connection with the disposition, the Buyer assumed certain customer liabilities. Further, we paid the Buyer for customer balances collected in 2015. We will provide ongoing technology and transitional services to the Buyer for up to one year from the closing date of the transaction.
Settlement of Litigation, Net
Settlement of litigation, net consists of losses from the settlement related to our outstanding privacy class-action litigation offset by gains from our patent litigation settlements. The loss is net of insurance proceeds.
Settlement of litigation, net for the three months ended September 30, 2015 and 2014 resulted in a net gain of $0.2 million and net gain of $0.1 million, respectively. Settlement of litigation, net for the nine months ended September 30, 2015 and 2014 resulted in a net gain of $0.8 million and net expense of $2.8 million, respectively. The net gains for 2015 related to the settlements of certain patent litigation lawsuits while the net losses in the prior year related to expenditures for settlement of certain privacy litigation lawsuits, net of insurance recoveries.
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
Interest and other expense, net for the three and nine months ended September 30, 2015 was $0.4 million and $1.2 million, respectively, compared to $0.4 million and $0.9 million of net interest and other expense, respectively, for the three and nine months ended September 30, 2014.

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
We recorded transaction losses of $0.9 million and of $0.5 million during the three and nine months ended September 30, 2015, respectively, as compared to a transaction gains of $0.6 million and $0.3 million during the three and nine months ended September 30, 2014, respectively. Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the British Pound, euro, and the functional currencies of our Latin America entities.
Provision for Income Taxes
During the three and nine months ended September 30, 2015, we recorded income tax benefits of $40,000 and $0.3 million, respectively, resulting in effective tax rates of (4.3%) and 2.8%, respectively. The tax benefit for the three months ended September 30, 2015 was attributable to a current tax provision of $0.6 million and a deferred tax benefit of $0.6 million. The tax benefit for the nine months ended September 30, 2015 was attributable to a current tax benefit of $0.1 million and a deferred tax benefit of $0.2 million.
During the three and nine months ended September 30, 2014, we recorded income tax benefits of $2.6 million and $2.0 million, resulting in effective tax rates of 43.9% and 21.2%, respectively. The tax benefits for the three and nine months ended September 30, 2014 were attributable to current tax expense of $2.1 million and $4.2 million, respectively, and deferred tax benefits of $4.7 million and $6.1 million, respectively. Also, included in the tax provision for the three and nine months ended September 30, 2014 was $1.0 million and $2.2 million, respectively, of non-cash current tax expense related to excess tax benefits from stock-based compensation.
The effective tax rate for the three and nine months ended September 30, 2015 decreased compared to the effective tax rate for the three and nine months ended September 30, 2014 primarily as a result of tax benefits associated with the disposition of our mobile operator analytics business.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Consolidated Cash Flow Data
Net cash provided by operating activities	$47,840	$42,020
Net cash used in investing activities	(15,870)	(10,605)
Net cash provided by (used in) financing activities	68,291	(57,740)
Effect of exchange rate changes on cash	(1,447)	(1,860)
Net increase (decrease) in cash and cash equivalents	$98,814	$(28,185)
Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. We believe that our sources of funding will be sufficient to satisfy our currently anticipated requirements through the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services.
As of September 30, 2015, our principal source of liquidity consisted of $141.8 million in cash and cash equivalents, the majority of which represents cash generated from our recent sale and issuance of stock to WPP/Kantar. In most quarters, our cash balance has generally been predominantly generated from operating activities.
As of September 30, 2015, $9.3 million of the $141.8 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the U.S. It is management's current intention that all foreign earnings will be indefinitely reinvested in these foreign countries and will not be repatriated to the U.S. However, if we were to repatriate these funds to the U.S., they would be subject to income tax payments ranging from 5% to 35% of the amount repatriated.
Our principal uses of cash primarily consists of cash paid for stock repurchases, business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support our consumer panel and technical infrastructure required to support our customer base.
We have a Credit Agreement, which provides for a five-year revolving line of credit of $100.0 million and contains an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. The maturity date of the Credit Agreement is September 26, 2018.  The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2015, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding.
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
Cash provided by operating activities is calculated by adjusting our net loss to exclude non-cash items such as depreciation, amortization, impairment of intangibles, provision for bad debts, stock-based compensation, deferred taxes, loss on asset disposal as well as changes in working capital.
Net cash provided by operating activities increased by $5.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Although we experienced an additional $4.0 million in net loss during the nine months ended September 30, 2015 as compared to the prior year equivalent period, stock compensation expense, loss on asset disposal and other non-cash expenses contributed an additional $23.3 million to the net loss. This was offset by total changes in operating assets and liabilities that decreased by $13.0 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Investing Activities
Cash provided by or used in investing activities primarily consists of payments related to the acquisition of several companies and, to a lesser degree, purchases of computer network equipment to support our Internet user panel and maintenance of our database, furniture and equipment to support our operations. As our customer base continues to expand, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base, introduce new digital formats and increase our international presence.

Net cash used in investing activities increased by $5.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is primarily due to an increase of $6.1 million of cash paid for the acquisitions, net of cash acquired primarily attributable to the acquisition of Proximic during the nine months ended September 30, 2015 and $2.5 million related to the disposition of our mobile analytics business during the nine months ended September 30, 2015. The increase in net cash used in operating activities was offset by a decrease of $3.4 million in the purchases of property and equipment during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
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
Financing Activities

Cash provided by financing activities primarily consist of repurchase of stock, net proceeds or payments and excess tax benefits from stock-based compensation or repayments of debt.

Net cash provided by financing activities was $68.3 million during the nine months ended September 30, 2015. This represents an increase of $126.0 million over net cash used in financing activities of $57.7 million during the nine months ended September 30, 2014. The net cash provided by financing activities primarily relates to cash received from shares issued to WPP, we received $201.3 million in cash, net of equity issuance costs incurred of $3.4 million and an increase of $11.5 million in proceeds from the exercise of common stock options. The increase in the net cash provided by financing activities was offset by an increase in the cash used to purchase common stock under our stock repurchase program of $69.0 million, $12.4 million increase in cash used for the repurchase of withholding taxes for the repurchase of common stock, $3.2 million increased principal payments on capital lease obligations and a decrease in excess of tax benefits from stock-based compensation of $2.2 million.

During the nine months ended September 30, 2015 and September 30, 2014, respectively there were no borrowings or repayments under our revolving credit facility.
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
We have a lease financing arrangement with Banc of America Leasing & Capital, LLC in the amount of $10.0 million, of which the Company can utilize $7.2 million, as of September 30, 2015, for future capital leases. This arrangement has been established to allow us to finance the purchase of new software, hardware and other computer equipment as we expand our technology infrastructure in support of our business growth. Some of the amounts the Company has utilized to date under this arrangement have not lowered the amount available for future capital leases, because those amounts have been assigned by Banc of America Leasing & Capital, LLC under separate third-party arrangements. As of September 30, 2015, we have total outstanding amounts under this arrangement and other arrangements with Banc of America of approximately $16.8 million These leases bear an interest rate of approximately 5% per annum. The base terms for these leases are up to three years and include a nominal charge in the event of prepayment. Lease payments, under the combined arrangements, are approximately $14.6 million per year. Assets acquired under the equipment lease secure the obligations. In addition to our leasing arrangement with Banc of America, we have also entered into a number of capital lease arrangements with various equipment vendors. As of September 30, 2015, we have total borrowings under these arrangements of $14.3 million.
As of September 30, 2015, $3.5 million in letters of credit were outstanding, leaving $6.5 million available for additional letters of credit under the Credit Facility. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As of September 30, 2015, our cash reserves were maintained primarily in bank deposit accounts and money market funds totaling $141.8 million.
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
As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2015, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.82. However, during the nine months ended September 30, 2015, the range of the U.S. Dollar to euro exchange rate was as low as $1.00 to €0.82 and as high as $1.00 to €0.95. During the nine months ended September 30, 2015, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.90. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of September 30, 2015, $9.3 million of the $141.8 million in cash on hand is held by foreign subsidiaries and would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 35% of the amount repatriated.
The cash is held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 1% during the nine months ended September 30, 2015, our interest income would have declined by less than $0.1 million, assuming consistent investment levels.
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
Litigation Related to Pending Merger with Rentrak Corporation
Since the public announcement of our proposed merger with Rentrak Corporation, or Rentrak, on September 29, 2015, four putative shareholder class action lawsuits have been filed against Rentrak, its directors, us and other defendants, as described further below, in connection with Rentrak and us entering into a merger agreement on September 29, 2015 (the “Merger Agreement”). The four actions were filed in Multnomah County Circuit Court in the State of Oregon: (1) Nathan v. Rentrak Corporation, et al., No. 15CV27429, filed on October 9, 2015; (2) Blum v. Rentrak Corporation, et al., No. 15CV27443, also filed on October 9, 2015; (3) Stein v. Rentrak Corporation, et al., No. 15CV27520, filed on October 12, 2015; and (4) Sikorski v. Rentrak Corporation, et al., No. 15CV27932, filed on October 14, 2015.
Each of the foregoing lawsuits was filed on behalf of a putative class of Rentrak shareholders against Rentrak, the individual members of Rentrak’s board of directors, and/or us and/or our merger subsidiary entity (the Nathan action does not name us or the merger subsidiary entity as defendants).
The lawsuits allege variously that the individual members of Rentrak’s board of directors breached their fiduciary duties owed to Rentrak’s shareholders by (a) approving the proposed merger for inadequate consideration; (b) approving the merger to obtain unique benefits not shared equally with other Rentrak shareholders; (c) failing to take steps to maximize the value paid to Rentrak shareholders; (d) failing to take steps to ensure a fair process leading up to the proposed merger; (e) agreeing to preclusive deal protection devices in the merger agreement; and (f) failing to ensure that no conflicts exist between individual directors’ own interests and their fiduciary obligations to Rentrak’s shareholders. The Blum, Stein and Sikorski lawsuits also state claims against us and/or our merger subsidiary entity for aiding and abetting these alleged breaches of fiduciary duties. The plaintiffs in each of the lawsuits generally seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting completion of the mergers, rescission of the merger if it is completed, an accounting by defendants, rescissionary damages, attorney’s fees and costs, and other relief.
On October 22, 2015, in the Nathan lawsuit, plaintiffs filed a motion to consolidate the lawsuits and appoint Nathan as the lead plaintiff and Nathan’s counsel as lead counsel, and that motion is supported by the plaintiff’s counsel in the Blum, Stein and Sikorski lawsuits. This motion is pending with the court.
Based on examination of the claims, the Company believes that, as to the Company, they are without merit. The Company continues to investigate the claims and intends to vigorously protect and defend itself. It is not possible for the Company to estimate a potential range of loss at this time.

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
Risks Related to the Proposed Merger with Rentrak
We may not complete the proposed merger with Rentrak Corporation within the timeframe we anticipate or at all, which could have a negative effect on our results of operations.
On September 29, 2015, we entered into a definitive merger agreement under which we and Rentrak will combine in a stock-for-stock merger. The transaction is subject to a number of closing conditions including shareholder approvals of both companies, along with customary regulatory closing conditions, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that Rentrak could receive an unsolicited proposal from a third party or that either we or Rentrak could exercise our respective termination rights. In the event that the transaction is not consummated or is materially delayed for any reason, we will have spent considerable time and resources, and incurred substantial costs related to the merger, many of which must be paid even if the merger is not completed. We cannot provide any assurance that the Rentrak transaction will be completed, that there will not be a delay in the completion of the merger, or that all or any of the anticipated benefits of the transaction will be obtained. If the merger is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
If the Merger Agreement is Terminated, We May, Under Certain Circumstances, Be Obligated to Pay a Termination Fee to Rentrak. These Costs Could Require Us to Use Available Cash that Would Have Otherwise been Available for General Corporate Purposes.
If the Merger Agreement is terminated in certain circumstances, we would be required to pay Rentrak a termination fee of $57 million. If the Merger Agreement is terminated, we may decide to pay the termination fee from available cash that we would have otherwise used for general corporate purposes. For these and other reasons, a failed merger could materially and adversely affect our business, operating results or financial condition, or the price per share of our common stock.

We May Experience Difficulties in Integrating Our and Rentrak’s Operations and Realizing the Expected Benefits of the Merger with Rentrak.
The success of the proposed merger with Rentrak, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining with Rentrak in an efficient and effective manner. We may never realize these business opportunities and growth prospects. Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.
Rentrak will continue to operate independently of us until the closing of the transaction. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Rentrak’s business with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be adversely affected.
Shareholder litigation against Rentrak and comScore could result in an injunction preventing completion of the merger, the payment of damages if the merger is completed and/or an adverse effect on the combined company’s business, financial condition or results of operations following the merger.
Transactions such as our pending merger with Rentrak are often subject to lawsuits by shareholders. In connection with the pending merger with Rentrak, four purported class action lawsuits have been filed on behalf of Rentrak shareholders in the Multnomah County Circuit Court in Oregon: (1) Nathan v. Rentrak Corporation, et al., No. 15CV27429, filed on October 9, 2015; (2) Blum v. Rentrak Corporation, et al., No. 15CV27443, also filed on October 9, 2015; (3) Stein v. Rentrak Corporation, et al., No. 15CV27520, filed on October 12, 2015; and (4) Sikorski v. Rentrak Corporation, et al., No. 15CV27932, filed on October 14, 2015. It is possible that other related suits could subsequently be filed.
The allegations in the four lawsuits are similar. The lawsuits allege variously that the individual members of Rentrak’s board of directors breached their fiduciary duties owed to Rentrak’s shareholders by (a) approving the proposed merger for inadequate consideration; (b) approving the merger to obtain unique benefits not shared equally with other Rentrak shareholders; (c) failing to take steps to maximize the value paid to Rentrak shareholders; (d) failing to take steps to ensure a fair process leading up to the proposed merger; (e) agreeing to preclusive deal protection devices in the merger agreement; and (f) failing to ensure that no conflicts exist between individual directors’ own interests and their fiduciary obligations to Rentrak’s shareholders. The Blum, Stein and Sikorski lawsuits also state claims against us and/or our merger subsidiary entity for aiding and abetting these alleged breaches of fiduciary duties. The plaintiffs in each of the lawsuits generally seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting completion of the merger, rescission of the merger if it is completed, an accounting by defendants, rescissionary damages, attorney’s fees and costs, and other relief.
One of the conditions to the closing of our pending merger with Rentrak is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other law, legal restraint or prohibition will be in effect preventing the consummation of the merger. Consequently, if any lawsuit is successful in obtaining an injunction prohibiting Rentrak or us from consummating the merger on the agreed upon terms, the injunction may prevent the merger from being completed within the expected timeframe, or at all. Furthermore, if the merger is prevented or delayed, the lawsuits could result in substantial costs. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations.

Risks Related to Our Business and Our Technologies
We derive a significant portion of our revenues from sales of our subscription-based digital media analytics products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
We currently derive a significant portion of our revenues from our subscription-based digital media analytics products. Subscription-based products accounted for 92% and 90% of our revenues during the nine months ended September 30, 2015 and the year ended December 31, 2014. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
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
Our future success will depend in part on our ability to modify or enhance our products and technologies, including without limitation, our data collection technologies and approaches, to meet customer needs, to add functionality and to address technological advancements. For example, if certain handheld mobile devices become the primary mode of receiving content and conducting transactions on the Internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on digital usage activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of digital media - including television, Internet, radio and mobile usage. However, we may be unsuccessful in identifying new product opportunities or in developing or marketing new products in a timely or cost-effective manner or we may be limited in our ability to operate by patents held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
Difficulties entering into arrangements with website owners, wireless communications operators and other entities supporting server- and census-based methodologies may negatively affect our methodologies and harm our business.
We believe that our methodologies are enhanced by the ability to collect information using server-based web beacon information and other census-level approaches. There can be no assurance, however, that we will be able to maintain relationships with a sufficient number and scope of digital content providers in order to provide the quality of marketing intelligence that our customers demand from our products. If we fail to continue to expand the scope of our server-based data collection approaches, customers might decline to purchase our products or renew their subscriptions, our reputation could be damaged and our business could be adversely affected.
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
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans, changes in technology used by websites, browsers, applications, servers, or media we measure, integration of acquired companies or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of future methodology changes, some of our existing customers or customers of acquired entities may refuse to participate, or participate only in a limited fashion, and other customers may become dissatisfied as a result of changes in our methodology and decide not to continue purchasing their subscriptions or may decide to discontinue providing us with their web beacon, mobile SDK or other server-side information. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, thereby damaging our brand and harming our reputation. Additionally, we expect that we will need to further integrate new capabilities with our existing methodologies if we develop or acquire additional products or lines of business in the future. The resulting future changes to our methodologies, the information we collect, or the strategy we implement to collect and analyze information, such as the movement away from pure panel-centric measurement to a hybrid of panel- and site-centric measurement, may cause additional customer dissatisfaction and result in loss of customers.
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
Our business could be adversely impacted by existing or future laws or regulations of, or actions by, domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about Internet users in the United States and abroad. Various state legislatures have enacted legislation designed to protect Internet users’ privacy, creating a variety of standards and procedures that companies need to adhere to in order to ensure compliance across jurisdictions. Likewise, laws and regulations outside of the United States are varied, and at times conflicting, resulting in higher risk related to compliance. For example, recently, a court in the European Union invalidated the privacy Safe Harbor provisions that were relied upon by a large number of U.S. companies as a mechanism to effectively manage compliance with privacy restrictions in the European Union. These quickly evolving laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use, and could restrict our information collection methods, and the collection methods of third parties from whom we may obtain data, or decrease the amount and utility of the information that we would be permitted to collect. Even if such laws and regulations are not enacted, lawmakers and regulators may publicly call into question the collection and use of Internet or mobile usage data and may affect vendors and customers’ willingness to do business with us. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the United States and in foreign jurisdictions.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of the subscriptions of those customers in subsequent years. For the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, we derived approximately 26%, 21% and 21%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, or internal reorganization or changes in focus, may cause certain large customers to terminate or reduce their subscriptions. Moreover, certain recently acquired companies, have revenues highly concentrated in a few large customers. The loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline and our ability to sell our products to other customers could be adversely affected.
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
We operate in several countries in South America, including Brazil, Chile and Argentina as well as countries in Europe and the United Kingdom. As such, a portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. As we grow our international operations, and acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant. For example, at the beginning of 2015, the U.S. Dollar to euro exchange rate was approximately $1.00 to €0.82. However, during 2015, the range of the U.S. Dollar to euro exchange rate was as low as $1.00 to €0.82 and as high as $1.00 to €0.95. During the nine months ended September 30, 2015, the average U.S. Dollar to euro exchange rate was approximately $1.00 to €0.90. There can be no guarantee that exchange rates will remain constant over the long-term. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American currencies as well as the Pound Sterling. In addition, cash held overseas would be subject to income tax withholding payments if it was repatriated to the United States. As of September 30, 2015, $9.3 million of the $141.8 million in cash on hand is held by foreign subsidiaries that would be subject to income tax withholding payments if it was repatriated to the United States. If we were to repatriate these funds to the United States, they would be subject to income tax payments ranging from 5% to 35% of the amount repatriated.
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
We incurred net losses of $9.9 million, $2.3 million, and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As such, we cannot assure you that we will be able to achieve, sustain or increase profitability in the future, particularly due to our recent acquisition activity. As of September 30, 2015, we had an accumulated deficit of $104.2 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would adversely affect our operating results. In addition, we expect operating expenses to increase as we implement certain growth initiatives, which include, among other things, the development of new products, expansion of our infrastructure, plans for international expansion and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, our operating results would be materially and adversely affected. If we continue to incur significant net losses, we may not be able to realize certain deferred tax assets associated with our net operating loss carryforwards. As of September 30, 2015, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $52.5 million and $65.7 million, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance, as our operating results for future periods are subject to numerous uncertainties.

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

As of September 30, 2015, we estimate our federal and state net operating loss carryforwards for tax purposes are approximately $52.5 million and $65.7 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and in 2015 for state income tax reporting purposes.
In addition, at September 30, 2015 we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $10.1 million, which begin to expire in 2017.
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
As of September 30, 2015, we had a valuation allowance related to the deferred tax assets (primarily net operating loss carryforwards) of our foreign subsidiary in Spain that is a loss company, the deferred tax asset related to our U.S. capital loss carryforwards, and the deferred tax asset related to certain state net operating loss carryforwards. Management will continue to evaluate the deferred tax position of our U.S. and foreign companies to determine the appropriate level of valuation allowance required against our deferred tax assets.
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

(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2015
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2015, we repurchased the following shares of common stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1 - July 31, 2015	496,970	$54.81	495,665	$68.8
August 1 - August 31, 2015	347,958	$57.47	328,114	$50.1
September 1 - September 30, 2015	27,577	$48.14	—	$—
Total	872,505	—	823,779	$50.1

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

(i) For the three months ended September 30, 2015, the shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 - July 31, 2015	500	$—
August 1 - August 31, 2015	—	$—
September 1 - September 30, 2015	—	$—
Total	500
(ii) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2015, these shares consisted of the following:

	Total Number of Shares Purchased	Average Price Per Share
July 1 - July 31, 2015	805	$54.17
August 1 - August 31, 2015	19,844	$60.04
September 1 - September 30, 2015	27,577	$48.14
Total	48,226
(2)    As part of the Company's share repurchase program, shares may be purchased in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares repurchased are classified as Treasury Stock. Details of the share repurchases during the three months ended September 30, 2015 under the Company's share repurchase program were as follows:

2015 (1)
(Amounts in millions, except share and per share data)
Total number of shares repurchased	823,779
Average price paid per share	$55.78
Total value of shares repurchased (as measured at time of repurchase)	$45.9
(1) May 2015 Share Repurchase Program
On May 5, 2015 the Company announced that its board of directors had approved the repurchase of up to an additional $150.0 million of the Company's common stock which commenced on May 6, 2015. Such repurchases may be made from time to time subject to pre-determined price and volume guidelines established by our board of directors. Through September 30, 2015 this program resulted in the repurchase of $99.9 million of shares (as measured at the time of repurchase). $50.1 million of shares (as measured at the time of repurchase) remain available for repurchase. The program was suspended pending closing of the Rentrak merger.
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

comScore, Inc.

/s/ Melvin Wesley III
Melvin Wesley III
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: November 6, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit Document

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of September 29, 2015, by and among the Registrant, Rum Acquisition Corporation, and Rentrak Corporation (Exhibit 2.1)

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.3)
3.2(2)	Amended and Restated Bylaws of the Registrant (Exhibit 3.4)

10.1(1)	Form of comScore Support Agreement (Exhibit 4.1)

10.2(1)	Form of Rentrak Support Agreement (Exhibit 4.2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Consolidated Financial Statements XBRL Exhibits.

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 29, 2015 (File No. 001-33520). The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(2)
Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1, as amended, dated June 26, 2007 (No. 333-141740). The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

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