Form 10-Q
period 2017-03-31
COMSCORE, INC.
filed 2018-03-23
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

 ________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 28, 2018, there were 54,689,047 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "10-Q"), including the information contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and the information incorporated by reference in this 10-Q contain forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, planned remediation activities, plans for relisting our common stock, expected impact of litigation and litigation settlements, including the expected contribution by insurance providers, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and elsewhere within this report.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or "SEC". Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,635	$84,111
Restricted cash	4,532	4,230
Marketable securities	28,412	28,412
Accounts receivable, net of allowances of $2,869 and $2,100, respectively ($7,314 and $8,412 of accounts receivable attributable to related parties)	87,519	96,230
Prepaid expenses and other current assets ($0 and $2,923 attributable to related parties)	16,922	19,450
Insurance recoverable on litigation settlements	17,333	—
Total current assets	227,353	232,433
Property and equipment, net	38,775	42,001
Other non-current assets ($0 and $185 attributable to related parties)	6,988	7,176
Deferred tax assets	5,036	5,117
Intangible assets, net	185,599	194,168
Goodwill	640,197	639,897
Total assets	$1,103,948	$1,120,792
Liabilities and Equity
Current liabilities:
Accounts payable ($0 and $17 attributable to related parties)	$5,051	$7,204
Accrued expenses ($3,866 and $5,141 attributable to related parties)	54,812	52,907
Accrued litigation settlements	19,100	—
Other short-term liabilities	2,896	2,860
Deferred revenues ($4,782 and $4,654 attributable to related parties)	105,321	99,412
Deferred rent	831	590
Capital lease obligations	11,803	12,904
Total current liabilities	199,814	175,877
Deferred rent	8,725	9,009
Deferred revenue	2,352	2,733
Deferred tax liabilities	8,428	7,688
Capital lease obligations	6,604	8,003
Other long-term liabilities	9,547	12,629
Total liabilities	235,470	215,939
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 60,041,572 shares issued and 57,276,776 shares outstanding as of March 31, 2017 and 59,937,393 shares issued and 57,172,597 shares outstanding as of December 31, 2016, respectively	60	60
Additional paid-in capital	1,384,695	1,380,881
Accumulated other comprehensive loss	(11,817)	(12,420)
Accumulated deficit	(368,490)	(327,698)
Treasury stock, at cost, 2,764,796 shares as of March 31, 2017 and December 31, 2016, respectively	(135,970)	(135,970)
Total stockholders’ equity	868,478	904,853
Total liabilities and stockholders’ equity	$1,103,948	$1,120,792
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues (1)	$100,861	$91,324

Cost of revenues (1)(2)(3)	47,313	36,527
Selling and marketing (1)(2)(3)	29,733	30,612
Research and development (1)(2)(3)	21,020	21,116
General and administrative (1)(2)	17,785	45,296
Investigation and audit related (1)	17,678	6,495
Amortization of intangible assets	8,735	6,025
Gain on asset disposition	—	(33,457)
Settlement of litigation, net	1,533	(110)
Total expenses from operations	143,797	112,504
Loss from operations	(42,936)	(21,180)
Interest expense, net (1)	(154)	(97)
Other income, net	3,184	3,185
Loss from foreign currency transactions	(20)	(1,108)
Loss before income taxes	(39,926)	(19,200)
Income tax (provision) benefit	(866)	6,097
Net loss	$(40,792)	$(13,103)
Net loss available to common stockholders per common share:
Basic	$(0.71)	$(0.26)
Diluted	$(0.71)	$(0.26)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	57,274,851	51,353,636
Diluted	57,274,851	51,353,636

Comprehensive loss:
Net loss	$(40,792)	$(13,103)
Other comprehensive (loss) income:
Foreign currency translation adjustment	603	1,661
Unrealized gain on marketable securities, net	—	102
Reclassification of realized loss on the sale of marketable securities, net	—	19
Total comprehensive loss	$(40,189)	$(11,321)

(1)  Transactions with related parties are included in the line items above as follows (refer to Footnote 8, Related Party Transactions of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information):

	Three Months Ended March 31,
	2017	2016
Revenues	$3,312	$2,427

Cost of revenues	3,747	1,047
Selling and marketing	35	37
Research and development	29	45
General and administrative	24	33
Investigation and audit related	3,334	—

Interest income, net	208	303

(2) Amortization of stock-based compensation expense is included in the line items above as follows:
	Three Months Ended March 31,
	2017	2016
Cost of revenues	$629	$1,643
Selling and marketing	1,446	6,505
Research and development	821	2,816
General and administrative	924	19,902
	$3,820	$30,866

(3) Excludes amortization of intangible assets, as it is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(40,792)	$(13,103)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,129	6,469
Amortization of intangible assets	8,735	6,025
Provision for bad debts	719	161
Stock-based compensation	3,820	30,866
Deferred tax provision (benefit)	879	(5,388)
Gain on dispositions	—	(33,457)
Realized loss on marketable securities	—	19
Loss from equity method investment	63	47
Loss on asset disposition of property plant and equipment	24	4
Changes in operating assets and liabilities:
Accounts receivable	8,271	13,097
Prepaid expenses and other assets	(14,932)	(1,515)
Accounts payable, accrued expenses, and other liabilities	19,853	(6,333)
Deferred revenue	5,325	4,153
Deferred rent	(46)	133
Net cash (used in) provided by operating activities	(1,952)	1,178

Investing activities
Net cash received in disposition of assets	—	42,980
Acquisitions, net of cash acquired	—	37,086
Sales of marketable securities	—	2,188
Purchase of property and equipment	(2,999)	(2,562)
Net cash (used in) provided by investing activities	(2,999)	79,692

Financing activities
Financing proceeds received on subscription receivable (related party)	1,259	30
Proceeds from the exercise of stock options	—	4,139
Repurchase of common stock (withholding taxes)	(1,262)	(18,097)
Repurchase of common stock (treasury shares)	—	(27,292)
Principal payments on capital leases and software license arrangements	(4,499)	(4,815)
Net cash used in financing activities	(4,502)	(46,035)
Effect of exchange rate changes on cash	(1,721)	722
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,174)	35,557
Cash, cash equivalents and restricted cash at beginning of period	88,341	146,986
Cash, cash equivalents and restricted cash at end of period	$77,167	$182,543

Cash and cash equivalents	$72,635	$182,543
Restricted cash	4,532	—
Total cash, cash equivalents and restricted cash	$77,167	$182,543
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "comScore" or the “Company”), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms. On January 29, 2016, the Company completed a merger with Rentrak Corporation ("Rentrak"), a global media measurement and advanced consumer targeting company serving the entertainment, television, movie, video and advertising industries. Refer to Footnote 3, Business Combinations and Dispositions.
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company’s CODM is its Principal Executive Officer, who decides how to allocate resources and assess performance. The Company operates in one operating segment. A single management team reports to the CODM who manages the entire business. The Company’s CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product lines. The Company's President and Executive Vice Chairman assumed the role of CODM following the retirement of the Company's Chief Executive Officer in November 2017.
As a result of the delay in the Company's filings of its Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, the Company’s common stock ("Common Stock") was delisted from The Nasdaq Global Select Market on May 30, 2017. Upon the suspension of trading of the Company’s Common Stock on The Nasdaq Global Select Market, the Common Stock has been traded on the OTC Pink Tier under the symbol “SCOR.”
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. The Company incurred significant investigation and audit related expenses, which significantly reduced working capital as of March 31, 2017.  In response to this reduction, in December 2017, the Company announced that it was implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, to enable the Company to decrease its global costs and more effectively align resources to business priorities. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (“Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. The Company also granted to Starboard an option (the “Notes Option”) to purchase up to an additional $50.0 million of Notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash.
In addition, under the agreements, the Company has the right to conduct a rights offering (the “Rights Offering”), which would be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”). Starboard also agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation to be reduced by the principal amount of Notes purchased by Starboard pursuant to the Notes Option, if any. If undertaken, the Rights Offering would provide a minimum of $50.0 million to $70.0 million in cash if not fully subscribed (depending on whether Starboard exercises the Notes Option and assuming that any Notes purchased by Starboard pursuant to the backstop obligation will be issued on the same terms as the Rights Offering Notes), and at least $105.0 million in cash if fully subscribed, as stockholders of the Company who elect to participate in the Rights Offering will be allowed to elect to have up to 30% of the value of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company believes that the restructuring and financing actions discussed above are probable of occurring and satisfying the Company’s estimated liquidity needs within one year after the date that the financial statements are issued. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

2.	Summary of Significant Accounting Policies
Critical Accounting Polices and Estimates
For a description of the Company's critical accounting policies, accounting standards recently adopted and recent pronouncements please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 23, 2018 with the SEC. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017 or thereafter. All references to March 31, 2017 and 2016 in the Notes to Unaudited Condensed Consolidated Financial Statements are unaudited.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of management's best estimate of selling price, deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination and the allowance for doubtful accounts. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units and non-vested restricted stock awards are excluded and diluted loss per share is equal to basic loss per share. The weighted-average shares outstanding for Common Stock, used in per share calculations, has been adjusted to reflect share repurchases made during the three months ended March 31, 2016.
The following is a summary of Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations.

	Three Months Ended March 31,
	2017	2016
Stock options, restricted stock units, restricted stock and stock appreciation rights	2,999,421	2,025,767
The weighted-average shares of Common Stock outstanding have been adjusted to reflect repurchases made during the three months ended March 31, 2016.

Share Repurchases
As part of the Company's repurchase program, which was announced in February 2016 and suspended on March 5, 2016, shares were purchased in open market transactions or pursuant to trading plans that were adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases could be determined at the Company's discretion, and the share repurchase program could be suspended, terminated or modified at any time for any reason.
Shares repurchased were classified as treasury stock. Share repurchases for the three months ended March 31, 2017 and 2016 under the Company's share repurchase program were as follows:

	Three Months Ended March 31,
(Dollars in millions, except share and per share data)	2017	2016
Total number of shares repurchased	—	675,672
Average price paid per share	$—	$40.39
Total value of shares repurchased (as measured at time of repurchase)	$—	$27.3
February 2016 Share Repurchase Program
On February 17, 2016, the Company announced that the Board of Directors (the "Board") had approved the adoption of a new share repurchase program, superseding prior programs, for $125.0 million of Common Stock. On March 5, 2016, the Board suspended the share repurchase program indefinitely, with such suspension to be re-evaluated following the completion of the Audit Committee’s investigation and the Company regaining compliance with its SEC reporting requirements.
Other Income, Net
The following is a summary of other income, net:

	Three Months Ended March 31,
(In thousands)	2017	2016
Transition services agreement income from the DAx disposition	$3,197	$3,235
Other expense	(13)	(50)
Total other income, net	$3,184	$3,185

3.	Business Combinations and Dispositions
There were no business combinations or dispositions during the three months ended March 31, 2017.
Rentrak Merger
On January 29, 2016, the Company completed a merger (the "Merger") with Rentrak for total consideration of $753.4 million. Pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 29, 2015, Rum Acquisition Corporation, an Oregon corporation and a wholly-owned subsidiary of the Company, merged with and into Rentrak with Rentrak surviving the Merger as a wholly-owned subsidiary of the Company. The key economic drivers underlying the Merger include Rentrak’s complementary proprietary technology and services in the television market, the ability to combine the Company’s digital information with Rentrak’s television information to provide cross-media products and services, and opportunities to cross-sell to each other’s customer base.
The unaudited pro forma summary presented in the table below displays consolidated information of the Company as if the Merger had occurred on January 1, 2016 for all periods presented. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the Merger taken place on January 1, 2016, nor is it necessarily indicative of future results. No effect has been given to cost reductions or operating synergies relating to the integration of Rentrak into the Company's operations. In addition, there is no tax adjustment necessary for the pro forma adjustments as a result of the Company's tax valuation allowance position. For the three months ended March 31, 2016, the results of Rentrak operations for the period subsequent to the Merger are included in the "As reported" column for the period January 29, 2016 through March 31, 2016.

	Three Months Ended March 31, 2016
(Amounts in thousands, except share and per share amounts)	As reported	Pro forma adjustment		Pro forma
Revenues	$91,324	$8,116	(1)	$99,440
Operating expenses	112,504	(18,872)	(2)	93,632
Net (loss) income	(13,103)	26,988		13,885

Basic net loss per common share	$(0.26)			$0.24
Diluted net loss per common share	(0.26)			0.24
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	51,353,636	5,631,938	(3)	56,985,574
Diluted	51,353,636	5,631,938	(3)	56,985,574

(1) The Rentrak pro forma adjustment for revenue for the three months ended March 31, 2016 relates to the unaudited results of Rentrak for the period January 1, 2016 through January 28, 2016.
(2) The Rentrak pro forma adjustments for operating expenses for the three months ended March 31, 2016 consist of the following:

Add:
Unaudited results for the period January 1, 2016 through January 28, 2016, excluding expenses incurred directly attributable to the Merger	$9,472
Amortization of acquired Rentrak intangibles for the period January 1, 2016 through January 28, 2016	2,028

Less:
One-time stock-based compensation expense associated with accelerated equity awards upon consummation of the Merger	(21,866)
Transaction fees	(8,506)
$(18,872)
(3) The comScore pro forma adjustment to the weighted-average number of shares used in the basic and diluted per share calculations is to show the effect of the Common Stock issued upon consummation of the Merger as if the Merger occurred on January 1, 2016 instead of January 29, 2016.
Disposition of Digital Analytix and Adobe Strategic Partnership Agreement
On November 5, 2015, the Company executed a definitive agreement to sell and exclusively license certain assets, rights and properties primarily related to the business operations of the Company’s Digital Analytix ("DAx") solution, including certain exclusively DAx-related agreements with customers and certain intellectual property (the “Disposed Assets”) to Adobe Systems Incorporated (“Adobe”). On January 21, 2016, the sale was completed and in consideration for the Disposed Assets, Adobe paid $45.0 million in cash to the Company and provided the Company a license agreement (the "Holdback License") valued at $2.0 million. The Holdback License allowed the Company to service, for one-year, certain non-DAx customers using the proprietary technology sold to Adobe as the Company developed an alternative platform. The Company recognized a gain on disposition of DAx during the three months ended March 31, 2016 of $33.5 million.
On February 10, 2016, the Company and Adobe signed an agreement referred to as a Strategic Partnership Agreement ("SPA"). The Company has determined that the SPA represents a contemporaneous agreement with the DAx disposition through which no value would be obtained by the Company. As a result, the Company has accounted for this agreement as part of the sale of the DAx business rather than as a separate contract. As part of the SPA, the Company agreed to pay Adobe $8.0 million, in three installments. The initial payment of $4.0 million was made upon execution of the SPA and the remaining two payments were to be due on the first and second anniversary dates of the SPA. The SPA was recorded as a liability at the closing of the SPA and reduced the gain on the DAx disposition.
The Company agreed to continue to employ certain personnel needed to operate the Disposed Assets and to provide support to Adobe pursuant to a transition services agreement ("TSA") for a three-year term. The Company’s expenses related to the TSA are recorded as general and administrative expenses as incurred and Adobe's payment of these costs is reflected in other income in the same period as the expenses are incurred. Pursuant to the TSA, the Company recognized in other income $3.2 million for both the three months ended March 31, 2017 and 2016.

4.	Fair Value Measurements
Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — observable inputs such as quoted prices in active markets;
Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly;
Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions.
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	March 31, 2017	December 31, 2016
(In thousands)	Level 1	Level 1
Money market funds (1)	$9,478	$9,475
Marketable securities:
Fixed-income mutual fund (2)	$28,412	$28,412
(1) Level 1 cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of the Company's marketable securities is determined based on a quoted market price.
As of March 31, 2017, the Company does not have any assets or liabilities that are measured at fair value on a recurring basis other than money market funds and marketable securities. Due to their short-term nature, the carrying amounts reported in the interim Condensed Consolidated Financial Statements approximate the fair value for accounts receivable, accounts payable and accrued expenses. The Company believes the carrying value of its capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2). There were no changes to the Company's valuation methodologies during the three months ended March 31, 2017. As of March 31, 2017, there are no securities in an unrealized loss position.

5.	Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	March 31, 2017	December 31, 2016
Payroll and payroll-related	12,168	20,042
Professional fees	17,908	13,780
Accrued data costs	13,201	8,473
Amounts due to Adobe	5,768	2,668
Other	5,767	7,944
	$54,812	$52,907

6.	Commitments and Contingencies
Contingencies
The Company is involved in various legal proceedings from time to time.  The Company establishes reserves for specific legal proceedings when management determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The Company has also identified certain other legal matters where an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. In these cases, the Company does not establish a reserve until it can reasonably estimate the loss. Legal fees are expensed as incurred. The outcomes of legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period.

Rentrak Merger Litigation
In October 2015, four class action complaints were filed in the Multnomah County Circuit Court in Oregon in connection with the Company's merger with Rentrak, which became a wholly-owned subsidiary of the Company on January 29, 2016. On November 23, 2015, these four actions were consolidated as In re Rentrak Corporation Shareholders Litigation, with the Company, Rentrak and certain former directors and officers of Rentrak named as defendants. On July 21, 2016, the lead plaintiff filed a second amended class action complaint, which alleged that Rentrak and its former officers and directors breached their fiduciary duties to Rentrak stockholders by, among other things, failing to disclose all material facts necessary for a fully informed stockholder vote on the merger. The complaint also alleged that the Company aided and abetted these alleged breaches of fiduciary duties. The complaint sought equitable relief in the form of a rescission of the merger, rescissionary damages, attorneys’ fees and costs. On February 6, 2017, a separate action, John Hulme v. William P. Livek et al., was also filed in the Multnomah County Circuit Court in Oregon, alleging materially similar claims and seeking the same relief as that of In re Rentrak. On March 24, 2017, the court dismissed the lead plaintiff’s aiding-and-abetting claim against the Company, and allowed the lead plaintiff to replead the claim. The court also dismissed the lead plaintiff’s claim seeking rescission of the merger.
On April 17, 2017, the parties in all cases reached an agreement in principle, settling all claims in the above-referenced matters. The defendants or their insurers agreed to pay the plaintiff class $19.0 million, of which amount the Company would contribute $1.7 million, or approximately 9%, and the remainder will be funded by the Company's insurers. On May 24, 2017, the court signed an order granting preliminary approval of the parties' stipulation of settlement. The Company's contribution of $1.7 million was paid on July 18, 2017. A fairness hearing for final approval of the settlement took place on September 12, 2017, and the court granted final approval of the settlement and entered the final approval order that day. The relevant time periods for any appeal have lapsed and the settlement is final.
Derivative Litigation
The Consolidated Virginia Derivative Action. In May 2016 and July 2016, two purported shareholder derivative actions, Terry Murphy v. Serge Matta et al. and Ron Levy v. Serge Matta et al., were filed in the Circuit Court of Fairfax County, Virginia against the Company as a nominal defendant and against certain of its current and former directors and officers. The complaints alleged that the defendants intentionally or recklessly made materially false or misleading statements regarding the Company and asserted claims of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets against the defendants. The complaints sought declarations that the plaintiffs can maintain the action on behalf of the Company, declarations that the individual defendants have breached fiduciary duties or aided and abetted such breaches, awards to the Company for damages sustained, purported corporate governance reforms, awards to the Company of restitution from the individual defendants and reasonable attorneys’ and experts’ fees. On February 8, 2017, the Levy plaintiff filed a motion for leave to file an amended complaint, attaching a proposed amended complaint (the “Proposed Amended Complaint”) alleging claims substantially similar to those alleged in the original complaint. On April 7, 2017, the Murphy and Levy parties filed a consent order consolidating the Murphy and Levy actions and designating the Proposed Amended Complaint as the operative complaint in the action if the court grants the motion for leave to file an amended complaint. The court entered the consent order on April 13, 2017 and granted the motion for leave to amend the complaint on May 19, 2017, designating the Proposed Amended Complaint as the operative complaint in the consolidated action.
The Assad Action. On April 14, 2017, another purported shareholder derivative action, George Assad v. Gian Fulgoni et al., was filed in the Circuit Court of Fairfax County, Virginia against the Company as a nominal defendant and against the same current and former directors and officers of the Company as the Murphy and Levy actions, as well as certain additional individuals. The Assad complaint alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, as well as a claim seeking to compel the Company's Board to hold an annual stockholders’ meeting. In addition to an order compelling the Board to hold an annual stockholders’ meeting, the Assad complaint seeks judgment against the defendants in the amount by which the Company was allegedly damaged, an order directing defendants to provide operations reports and financial statements for all previous quarters allegedly identified by the Audit Committee as inaccurate, purported corporate governance reforms, the restriction of proceeds of defendants’ trading activities pending judgment, an award of restitution from the defendants, and an award of attorneys’ fees and costs. On May 25, 2017, the Assad plaintiff moved to vacate or modify the consent order in the consolidated Murphy and Levy actions insofar as that order appointed lead counsel and to allow for submission of briefs regarding the appointment of lead counsel. Lead counsel in the consolidated case responded to this motion on June 2, 2017. The court has not taken action on these motions. From June to August 2017, the parties filed, and the court entered, several agreed orders extending the time for parties who had been served to respond to the Assad complaint. On August 4, 2017, the Company moved for an order of consolidation of the Assad action into the consolidated Virginia action. The motion has not been brought for a hearing due to the pendency of the proposed derivative litigation settlement.

The Consolidated Federal Derivative Action. In December 2016 and February 2017, two purported shareholder derivative actions, Wayne County Employees’ Retirement System v. Fulgoni et al. and Michael C. Donatello v. Gian Fulgoni et al., were filed in the District Court for the Southern District of New York against the Company and certain of the Company's current and former directors and officers. The complaints alleged, among other things, that the defendants provided materially false and misleading information regarding the Company, its business and financial performance. The Donatello complaint also alleged that the defendants breached their fiduciary duties, failed to maintain internal controls and were unjustly enriched to the detriment of the Company. The complaints sought awards of monetary damages, purported corporate governance reforms, the award of punitive damages, and attorneys’, accountants’ and experts’ fees and other relief. On March 3, 2017, the court granted a stay pending consideration of the parties’ stipulation to consolidate the Wayne County and Donatello actions. On April 25, 2017, the court signed and entered the parties’ stipulation to consolidate the two actions and lead plaintiffs filed a consolidated amended complaint on May 25, 2017. On June 20, 2017 and August 25, 2017, the court entered the parties’ stipulations and proposed orders temporarily staying the case and extending the time for the Company and all defendants to respond to the complaint. Following the proposed settlement discussions noted below, the court entered the parties’ stipulation and proposed order further staying proceedings pending application for preliminary approval of settlement on September 21, 2017.
Proposed Derivative Litigation Settlement. On September 10, 2017 the Company, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, the Company would receive a $10.0 million cash payment, funded by the Company’s insurer. Pursuant to this proposed settlement, the Company has agreed, subject to court approval, to contribute $8.0 million in comScore Common Stock toward the payment of attorneys’ fees. The Company has also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. On January 31, 2018 the parties entered into a Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the settlement on February 2, 2018. The Court held a hearing on the plaintiffs' motion for preliminary approval on February 14, 2018, indicated that it would grant preliminary approval with minor modifications to the proposed notice of settlement and scheduled a hearing to determine whether to finally approve settlement on June 7, 2018. On February 23, 2018, the Court entered an order preliminarily approving the proposed settlement. As of December 31, 2017, the Company reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers. For 2017, $2.0 million was recorded as a reduction to investigation and audit related expenses on the Company's Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2017, the Company had not recognized the proposed settlement in the Condensed Consolidated Balance Sheet.
Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of the Company's current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in the Company's registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants are liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On April 24, 2017, all defendants filed motions to dismiss. After the motion was fully briefed and after a hearing, the Court denied all motions to dismiss on August 4, 2017. The parties are currently engaged in discovery, and on September 25, 2017, the Hulme plaintiff moved to certify the class. The Company filed its opposition to the Hulme plaintiff’s motion to certify the class on November 9, 2017. The Court held a hearing on the motion on December 5, 2017, and at that hearing, the Court deferred ruling on the motion until February 14, 2018 pending the proposed settlement in the Fresno County Employees’ Retirement Association case (“Fresno County”, described below). On February 14, 2018, following a hearing, the Court granted class certification only as to EY and deferred ruling on class certification as to all other defendants, pending the final approval hearing in Fresno County scheduled for June 7, 2018. The outcome of this matter is unknown but the Company does not believe a material loss was probable or estimable as of March 31, 2017 or December 31, 2016.
Federal Securities Class Action Litigation
Also in October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against the Company, certain of the Company's current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed a second consolidated amended class action complaint, which alleged that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in the Company and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. The Company and the individual defendants filed motions to dismiss, the court held oral argument on those motions on July 14, 2017, however, on July 28, 2017, the court denied those motions. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against the Company. All of the $27.2 million in cash would be funded by the Company's insurers. The Company has the option to fund all or a portion of the $82.8 million with cash in lieu of Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018. On January 29, 2018, the Court held a hearing regarding the plaintiffs' motion for preliminary approval and entered an order granting preliminary approval of the settlement that same day. The settlement remains subject to final approval by the Court, and to that end, the Court has scheduled a hearing to determine whether to finally approve the settlement on June 7, 2018. As of December 31, 2017, the Company has reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from the Company's insurers. As of March 31, 2017, the Company had not recognized the proposed settlement in the Condensed Consolidated Balance Sheet.
Delaware General Corporation Law Section 211 Litigation
On July 25, 2017, Starboard Value and Opportunity Master Fund Ltd., a comScore shareholder, filed a verified complaint in the Delaware Court of Chancery pursuant to Delaware General Corporation Law Section 211(c), alleging that the Company had not held an annual meeting of stockholders for the election of directors since July 21, 2015 and seeking an order compelling the Company to hold an annual meeting. The plaintiff also moved for an order expediting proceedings. The court granted the order to expedite shortly thereafter, and the parties agreed to a trial date of September 14, 2017. The parties exchanged discovery on an expedited basis and filed pretrial briefs on September 7, 2017. On September 13, 2017, the parties agreed to continue the trial date to September 29, 2017. On September 28, 2017, the Company entered into an agreement with Starboard Value LP and certain of its affiliates (collectively, “Starboard”), which, beneficially owned approximately 4.8% of the Company's outstanding Common Stock as of that date, regarding, among other things, the membership and composition of the Board. Starboard also agreed to dismiss its litigation against the Company. On September 29, 2017, the parties canceled the trial and on October 2, 2017, the parties filed a joint stipulation dismissing the case with prejudice.
Privacy Demand Letters
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., (“Full Circle”) received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts General Laws chapter 93A and the federal Children’s Online Privacy Protection Act (“COPPA”), 15 U.S.C. §§ 6501-06. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by Disney. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. The Company and Full Circle responded to the demand letters on October 11, 2017. The responses advised that, after investigating the allegations, the Company and Full Circle do not believe the threatened claims have any legal merit or factual support. No lawsuit has been filed. If a lawsuit is filed, the Company and Full Circle intend to vigorously defend ourselves.
Nielsen Arbitration/Litigation
On September 22, 2017, Nielsen Holdings PLC (“Nielsen”) filed for arbitration against comScore alleging that comScore breached the parties’ agreement regarding an alleged unauthorized use of Nielsen’s data to compete directly against Nielsen’s linear television services.  comScore denied the allegations, and the matter is pending. On September 22 and 25, 2017, Nielsen also filed a civil complaint against comScore in the United States District Court for the Southern District of New York before Judge Vernon Broderick seeking preliminary injunctive relief against any unauthorized use of Nielsen’s data.  On October 11, 2017, the Company responded and objected to the request for a preliminary injunction.  On March 6, 2018, Judge Broderick denied Nielsen's motion for preliminary injunction and stayed the case pending completion of arbitration. The Company is vigorously defending itself in these matters.
SEC Investigation
The United States Securities and Exchange Commission ("SEC") is investigating allegations regarding revenue recognition, internal controls, non-GAAP disclosures and whistleblower retaliation. The SEC has made no decisions regarding these matters including whether any securities laws have been violated. The Company is cooperating fully with the SEC.

Export Controls Review
The Company recently became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company has filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. The Company has notified OFAC and BIS of the ongoing internal review, which is being conducted with the assistance of outside counsel. If any violations are confirmed as part of the internal review, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, we believe that a material loss was not probable or estimable as of March 31, 2017 or December 31, 2016.
Other Matters
In addition to the matters described above, the Company is, and may become, a party to a variety of legal proceedings from time to time that arise in the normal course of the Company's business. While the results of such legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of any such current pending matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.
Indemnification
The Company has entered into indemnification agreements with each of the Company's directors and certain officers, and the Company's amended and restated certificate of incorporation requires it to indemnify each of its officers and directors, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. The Company has paid and continues to pay legal counsel fees incurred by the present and former directors and officers who are involved in legal proceedings that require indemnification.
Similarly, certain of the Company's commercial contracts require it to indemnify contract counterparties under specified circumstances, and the Company may incur legal counsel fees and other costs in connection with these obligations.

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
During the three months ended March 31, 2017, the Company recorded an income tax provision of $0.9 million resulting in an effective tax rate of 2.2%. During the three months ended March 31, 2016, the Company recorded an income tax benefit of $6.1 million resulting in an effective tax rate of 31.8%. These effective tax rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of foreign tax rate differences and increases in the Company’s valuation allowance against its domestic deferred tax assets. Also included in the effective tax rate for the three months ended March 31, 2016 is the release of a portion of the Company’s valuation allowance against its domestic deferred tax assets as a result of the Rentrak Merger. The tax impact of the valuation allowance release was an income tax benefit of $6.9 million and is the primary reason for the decrease in the effective tax rate for the three months ended March 31, 2017 compared to the effective tax rate for the three months ended March 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $2.5 million and $3.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
In December 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. No adjustments have been made to the balances as of or for the quarter ended March 31, 2017. The impact of the new legislation will be reflected in the quarter ended December 31, 2017.

8.	Related Party Transactions
Transactions with WPP
As of March 31, 2017, WPP plc ("WPP") owned approximately 11,289,364 shares of the Company's outstanding Common Stock, representing approximately 19.7% ownership in the Company. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different product lines and receives various services from WPP and its affiliates supporting the Company's data collection efforts.
The Company's results from transactions with WPP and its affiliates as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss are detailed below:

	Three months ended March 31,
(in thousands)	2017	2016
Revenues (1)	$3,312	$2,427
Cost of revenues	3,747	1,047
Selling and marketing	35	37
Research and development	29	45
General and administrative	24	33
Interest income	208	303
(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP.  Accordingly, despite cash being received by the Company under these agreements, no revenue has been recognized other than imputed interest income on the net present value of anticipated future cash payments from WPP.  Refer to Footnote 3, Business Combinations and Acquisitions, of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional discussion of these agreements.
The Company has the following balances related to transactions with WPP and its affiliates reflected in the Condensed Consolidated Balance Sheets:

(In thousands)	March 31, 2017	December 31, 2016
Accounts receivable, net	$7,314	$8,412
Prepaid expenses and other current assets	—	2,923
Other non-current assets	—	185
Subscription Receivable (additional paid-in capital)	20,008	21,266
Accounts payable	—	17
Accrued expenses	2,720	3,084
Deferred revenue	4,782	4,654
Transactions with CrossCountry Consulting LLC
From September 10, 2017 through October 16, 2017, David Kay served as Interim Chief Financial Officer and Treasurer of the Company. Mr. Kay is a co-founder and managing partner of CrossCountry Consulting LLC (“CrossCountry”), which has been providing the Company with accounting advisory services, audit preparation support and process improvement services since July 2016. In the three months ended March 31, 2017 and 2016, the Company incurred expenses of $3.3 million and $0.0 to CrossCountry, respectively. These expenses are reflected in investigation and audit related costs in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2017 and December 31, 2016, $1.1 million and $2.1 million are in accrued expenses, respectively.

9.	Subsequent Events
For a discussion of the Company's significant subsequent events please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 10-K, and elsewhere in this 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this 10-Q.
Overview
We are a global information and analytics company that measures consumer audiences and advertising across media platforms. We create our products using a global data platform that combines information about content and advertising consumption on digital (smartphones, tablets and computers), television and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods helps companies across the media ecosystem better understand and monetize their broad range of audiences, and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide accredited audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include buyers and sellers of advertising including digital publishers, television networks, content owners, advertisers, agencies and technology providers.
The platforms we measure include television sets, smartphones, computers, tablets, over-the-top devices and movie theaters, and the information we analyze crosses geographies, types of content and activities, including websites, mobile apps, video games, television and movie programming, electronic commerce and advertising.
Background of Audit Committee Investigation and Subsequent Management Review
In February 2016, the Audit Committee ("Audit Committee") of the comScore Board of Directors (the "Board ") commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and certain employment practices. As a result of the issues identified in the Audit Committee's investigation and management's subsequent review, on September 12, 2016, the Company announced that the Audit Committee, in consultation with outside advisors and management, had concluded that the Company could no longer support the prior accounting for non-monetary contracts recorded by the Company during 2013, 2014 and 2015. As a result, we concluded that (i) our previously issued, unaudited quarterly and year-to-date Consolidated Financial Statements for the quarters ended March 31, June 30 and September 30, 2015 filed on Quarterly Reports on Form 10-Q on May 5, August 7, and November 6, 2015, respectively, (ii) our previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K on February 20, 2015 and February 18, 2014, respectively (including the interim periods within those years) and (iii) our preliminary unaudited Condensed Consolidated Financial Statements for the quarter and year ended December 31, 2015 included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016, should no longer be relied upon.
On November 23, 2016, in a Current Report on Form 8-K, the Company reported that the Audit Committee's investigation was complete and had concluded that, as a result of misconduct and errors in accounting determinations, adjustments to the Company's accounting for certain non-monetary and monetary transactions were required. As a result of the Audit Committee's conclusions and observations, we began a process of reviewing substantially all of our accounting policies, significant accounting transactions, related party transactions, and other financial, internal control and disclosure matters. In addition to the above-referenced adjustments related to revenue and expenses associated with non-monetary transactions, we also concluded that the accounting treatment for certain monetary transactions, certain business and asset acquisitions, our deferred tax assets and other accounting matters required adjustments. This review also identified various material weaknesses in internal control, including in our entity level controls and in certain accounting practices, all as described under Item 9A, "Controls and Procedures" in our 2017 10-K. For further information regarding the specific adjustments resulting from the investigation and subsequent management review, refer to Item 6, "Selected Financial Data" in our 2017 10-K

Nasdaq Delisting of our Common Stock
As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of the Nasdaq Stock Market ("Nasdaq") and our common stock ("Common Stock") was suspended from trading on the Nasdaq Global Select Market effective February 8, 2017 and formally delisted effective May 30, 2017. Following the suspension of trading, our Common Stock has been traded on the OTC Pink Tier under the symbol “SCOR”. For further information regarding trading in our Common Stock, refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Price Range of Common Stock” in our 2017 10-K.
Rights Plan
On February 7, 2017, the Board adopted a rights plan (the “Rights Plan”) and declared a dividend to our stockholders of record as of the close of business on February 18, 2017, for each outstanding share of Common Stock, of one right (a “Right”) to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”), at a price of $120.00 per Right. The terms of the Rights Plan and the Rights were set forth in the Tax Asset Protection Rights Agreement, dated as of February 8, 2017 (the “Rights Agreement”), by and between the us and American Stock Transfer & Trust Company, LLC, as rights agent.
The purpose of the Rights Plan was to preserve our ability to utilize our net operating loss carryforwards and other significant tax attributes to offset future taxable income in the United States, which could be significantly limited if we experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. We had designated 1,000,000 shares of its Series A Preferred Stock in connection with the adoption of the Rights Plan.
In connection with an agreement with Starboard Value LP, on September 28, 2017, we entered into an amendment to the Rights Agreement to accelerate the expiration date of the Rights under the Rights Agreement to September 28, 2017, effectively terminating the Rights Agreement on that date. At the time of such termination, all of the Rights distributed to holders of our Common Stock pursuant to the Rights Agreement expired. Following the expiration of the Rights and the termination of the Rights Agreement, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the 1,000,000 shares of Series A Preferred Stock and returning them to authorized but undesignated shares of our preferred stock. No shares of Series A Preferred Stock were issued.

Results of Operations
The following table sets forth selected unaudited Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2017		2016
(in thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$100,861	100.0%	$91,324	100.0%
Cost of revenues	47,313	46.9%	36,527	40.0%
Selling and marketing	29,733	29.5%	30,612	33.5%
Research and development	21,020	20.8%	21,116	23.1%
General and administrative	17,785	17.6%	45,296	49.6%
Investigation and audit related	17,678	17.5%	6,495	7.1%
Amortization of intangible assets	8,735	8.7%	6,025	6.6%
Gain on asset disposition	—	—%	(33,457)	(36.6)%
Settlement of litigation, net	1,533	1.5%	(110)	(0.1)%
Total expenses from operations	143,797	142.6%	112,504	123.2%
Loss from operations	(42,936)	(42.6)%	(21,180)	(23.2)%
Interest expense, net	(154)	(0.2)%	(97)	(0.1)%
Other income, net	3,184	3.2%	3,185	3.5%
Loss from foreign currency transactions	(20)	—%	(1,108)	(1.2)%
Loss before income taxes	(39,926)	(39.6)%	(19,200)	(21.0)%
Income tax (provision) benefit	(866)	(0.9)%	6,097	6.7%
Net loss	$(40,792)	(40.4)%	$(13,103)	(14.3)%
The operating results of Rentrak Corporation (“Rentrak”) are included in three months ended March 31, 2016 from the date of the consummation of the merger, January 29, 2016. Therefore, comparisons of our operating results between periods may not be meaningful, particularly as it relates to the operating results of Rentrak for the three months ended March 31, 2017 and 2016, respectively.

Significant changes in our results of operations are more fully described below.
Revenues
Our products and services are organized around measurement, planning and optimization in four offerings:
Digital Audience: focused on the size, engagement and other behavioral and qualitative characteristics of audiences around the world, across multiple digital platforms including computers, tablets, smartphones, and other connected devices.
TV and Cross-Platform: focused on consumer viewership of both linear and on-demand television content in the U.S. at both the national level and in local markets. Provides a view of cross-platform consumer behavior when integrated with our Digital Audience and Advertising products and services.
Advertising: provides end-to-end solutions for planning, optimization and evaluation of advertising campaigns.
Movies: measures movie viewership, captures audience demographics and sentiment via social media and exit polling and provides software tools to movie studios and movie theater customers around the world.

We categorize our revenue along these four offerings; however, our shared cost structure is defined and tracked by function and not by our product offerings. These shared costs include, but are not limited to, employee costs, operational overhead, data centers and our technology that supports multiple product offerings.
Revenues from these four offerings of products and services are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Variance	% Variance
Digital Audience	$57,910	$58,156	$(246)	(0.4)%
TV and Cross-Platform	22,021	13,843	8,178	59.1%
Advertising	11,560	11,941	(381)	(3.2)%
Movies	9,370	6,084	3,286	54.0%
DAx (1)	—	1,300	(1,300)	(100.0)%
Total revenues	$100,861	$91,324	$9,537	10.4%
(1) On January 21, 2016, the sale of our Digital Analytix business ("DAx") was completed, and this revenue has been excluded from our four product and service offerings.
Total revenues increased by approximately $9.5 million, or 10.4% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. On January 29, 2016, we completed a merger with Rentrak and as a result our revenues for the three months ended March 31, 2017 included three months of Rentrak revenue compared to two months of Rentrak revenue during the three months ended March 31, 2016. The estimate for January 2016 Rentrak revenue is approximately $8.1 million. The addition of Rentrak in 2016 added revenue in both TV and Cross-Platform and Movies. During 2016, our Cross-Platform products were beginning to be integrated with the national and local TV products of Rentrak. Excluding the impact of the increase in Rentrak revenue and the decrease in DAx revenue following the sale of the DAx business in January 2016, total revenue remained effectively unchanged for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Operating Expenses
The majority of our operating expenses consist of employee costs including salaries, benefits, and related personnel costs (including stock-based compensation), professional fees, data costs, expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels, rent and other facility related costs, depreciation expense, amortization and litigation-related expenses. Our single largest operating expense relates to our people. In January 2016, we merged with Rentrak and as such, operating expenses for the three months ended March 31, 2016 reflects two months of combined activity.
Total expenses from operations for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	% of Revenue	2016	% of Revenue	$ Variance	% Variance
Cost of revenues	$47,313	46.9%	$36,527	40.0%	$10,786	29.5%
Selling and marketing	29,733	29.5%	30,612	33.5%	(879)	(2.9)%
Research and development	21,020	20.8%	21,116	23.1%	(96)	(0.5)%
General and administrative	17,785	17.6%	45,296	49.6%	(27,511)	(60.7)%
Investigation and audit related	17,678	17.5%	6,495	7.1%	11,183	172.2%
Amortization of intangible assets	8,735	8.7%	6,025	6.6%	2,710	45.0%
Gain on asset disposition	—	—%	(33,457)	(36.6)%	33,457	(100.0)%
Settlement of litigation, net	1,533	1.5%	(110)	(0.1)%	1,643	(1,493.6)%
Total expenses from operations	$143,797	142.6%	$112,504	123.2%	$31,293	27.8%

Total expenses from operations increased by approximately $31.3 million, or 27.8%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was attributable to the following:

•
Increased investigation and audit related expenses as a result of increased professional fees associated with legal and forensic accounting services rendered as part of our Audit Committee's investigation and our subsequent review of policies, practices, internal controls and disclosure matters. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements.

•
Increased cost of revenues expenses primarily from investments made to improve our operations, panel costs and systems and bandwidth costs to support our infrastructure to deliver our products and services.

•	Decreased gains from asset dispositions as the DAx disposition occurred during 2016 and there were no similar dispositions in 2017.

•
Decreased general and administrative expenses primarily due to merger and integration costs in 2016 related to our merger with Rentrak as well as decreased stock-based compensation expense. The decrease in stock-based compensation was primarily attributable to the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger in January 2016.

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse our panel and census based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panels and systems, allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.
Cost of revenues for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$14,095	14.0%	$13,466	14.7%	629	4.7%
Data costs	9,565	9.5%	7,358	8.1%	2,207	30.0%
Panel costs	7,186	7.1%	2,915	3.2%	4,271	146.5%
Systems and bandwidth costs	5,344	5.3%	3,364	3.7%	1,980	58.9%
Rent and depreciation	4,553	4.5%	3,977	4.4%	576	14.5%
Professional fees	1,496	1.5%	1,142	1.2%	354	31.0%
Sample and survey costs	1,371	1.4%	1,166	1.3%	205	17.6%
Technology	1,243	1.2%	1,150	1.3%	93	8.1%
Royalties and resellers	668	0.7%	471	0.5%	197	41.8%
Other	1,792	1.8%	1,518	1.7%	274	18.1%
Total cost of revenues	$47,313	46.9%	$36,527	40.0%	$10,786	29.5%

Cost of revenues increased by $10.8 million, or 29.5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily attributable to investments made to improve our operations and expansion of our TV data as well as our digital platform through purchases of additional mobile data and panels in the three months ended March 31, 2017. As noted above, a portion of the increase in costs in 2017 is also due to the timing of the Rentrak merger.

Selling and Marketing
Selling and marketing expenses consist primarily of employee costs including salaries, benefits, stock-based compensation and other related costs paid to our direct sales force and industry experts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.
Selling and marketing expenses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$22,414	22.2%	$23,472	25.7%	$(1,058)	(4.5)%
Rent and depreciation	2,494	2.5%	2,753	3.0%	(259)	(9.4)%
Travel	1,577	1.6%	1,756	1.9%	(179)	(10.2)%
Professional fees	1,454	1.4%	1,375	1.5%	79	5.7%
Other	1,794	1.8%	1,256	1.4%	538	42.8%
Total selling and marketing expenses	$29,733	29.5%	$30,612	33.5%	$(879)	(2.9)%
Selling and marketing expenses decreased by $0.9 million, or 2.9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease was largely attributable to a decrease in employee costs related to the reduction in force that occurred in 2016 as well as the sale of the DAx business in January 2016.
Research and Development
Research and development expenses include new product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products, third-party data costs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software.
Research and development expenses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$16,683	16.5%	$17,465	19.1%	$(782)	(4.5)%
Rent and depreciation	1,925	1.9%	1,784	2.0%	$141	7.9%
Technology	1,020	1.0%	979	1.1%	$41	4.2%
Professional fees	832	0.8%	452	0.5%	380	84.1%
Other	560	0.6%	436	0.5%	124	28.4%
Total research and development expenses	$21,020	20.8%	$21,116	23.1%	$(96)	(0.5)%

Research and development expenses decreased by $0.1 million, or 0.5%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was primarily attributable to increases in professional fees and rent and depreciation, offset by a decrease in employee costs.

General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits, stock-based compensation and other related costs , and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.
General and administrative expenses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(in thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$6,560	6.5%	$25,393	27.8%	$(18,833)	(74.2)%
Professional fees	3,883	3.8%	12,777	14.0%	(8,894)	(69.6)%
DAx transition services agreement	3,122	3.1%	3,235	3.5%	(113)	(3.5)%
Rent and depreciation	905	0.9%	911	1.0%	(6)	(0.7)%
Office expenses	629	0.6%	521	0.6%	108	20.7%
Other	2,686	2.7%	2,459	2.7%	227	9.2%
Total general and administrative expenses	$17,785	17.6%	$45,296	49.6%	$(27,511)	(60.7)%
General and administrative expenses decreased by $27.5 million, or 60.7%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease was primarily attributable to a reduction in employee costs, largely comprised of a reduction in stock-based compensation expense. The reduction in stock-based compensation expense was primarily attributable to the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger during 2016. In addition, professional fees decreased from a reduction of costs following the closing of the Rentrak merger. These costs included investment banker fees and consultants utilized during the Rentrak integration.
Investigation and Audit Related
In February 2016, the Audit Committee commenced an internal investigation, with the assistance of outside advisors. Investigation audit, and litigation related expenses were $17.7 million and $6.5 million for the three months ended March 31, 2017 and 2016, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions. Amortization of intangible assets increased by $2.7 million, or 45.0%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 largely as a result of the recognition of $170.3 million definite-lived intangible assets following the consummation of the Rentrak merger in January 2016. As a result, we incurred two months of amortization expense on these acquired intangibles during the three months ended March 31, 2016.
Gain on Asset Disposition
During the three months ended March 31, 2016, we sold our DAx business to Adobe and realized a gain on disposition of $33.5 million. There were no dispositions during the three months ended March 31, 2017.
Settlement of Litigation, Net
Settlement of litigation, net, consists of losses from the settlement related to our various litigation matters offset by gains from our patent litigation settlements. The losses are net of insurance proceeds. Settlement of litigation, net increased by $1.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The net settlement of litigation expenses for 2017 primarily relates to the settlement of the Rentrak merger litigation during the three months ended March 31, 2017. As of March 31, 2017, we had a total of $19.1 million in accrued litigation settlements and $17.3 million in insurance recoverable on litigation settlements on our Consolidated Balance Sheets.

Loss from Foreign Currency Transactions
Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the foreign subsidiaries functional currency. For the three months ended March 31, 2017 and 2016, the loss from foreign currency transactions was $20,000 and $1.1 million, respectively.
Provision for Income Taxes
A valuation allowance has been established against all of our U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended March 31, 2017, we recorded an income tax provision of $0.9 million resulting in an effective tax rate of 2.2%. During the three months ended March 31, 2016, we recorded an income tax benefit of $6.1 million resulting in an effective tax rate of 31.8%. These effective tax rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of foreign tax rate differences and increases in our valuation allowance against its domestic deferred tax assets. Also included in the effective tax rate for the three months ended March 31, 2016 is the release of a portion of our valuation allowance against our domestic deferred tax assets as a result of the merger with Rentrak. The tax impact of the valuation allowance release was an income tax benefit of $6.9 million and is the primary reason for the decrease in the effective tax rate for the three months ended March 31, 2017 compared to the effective tax rate for the three months ended March 31, 2016.
In December 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. No adjustments have been made to the balances as of or for the quarter ended March 31, 2017. The impact of the new legislation will be reflected in the quarter ended December 31, 2017.

Key Metrics

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$100,861	$91,324
Non-GAAP revenue (1)(3)	$100,861	$90,024
Net loss	$(40,792)	$(13,103)
Adjusted EBITDA (2)(3)	$(1,864)	$6,978
Adjusted EBITDA margin (2)(3)	(1.8)%	7.8%
(1)Non-GAAP revenue is not calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP"). A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure, along with a summary of the definition and its material limitations, are included in the section titled "Non-GAAP Financial Measures."
(2) Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure, along with a summary of the definition and its material limitations are included in the section titled “Non-GAAP Financial Measures.”
(3) We divested our DAx business on January 21, 2016. Amounts for the three months ended March 31, 2017 and 2016 include adjustments to exclude DAx products and are based on the revenue and direct costs attributable to the disposed products.
We monitor the key financial and operating metrics set forth in the preceding table to help us evaluate trends and measure the effectiveness and efficiency of our operations. We discuss our revenue in the section titled “Results of Operations” and Adjusted EBITDA and Adjusted EBITDA margin in the section titled “Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we are disclosing herein non-GAAP revenue, Adjusted EBITDA and Adjusted EBITDA margin, each of which are non-GAAP financial measures used by our management to understand and evaluate our core operating performance and trends. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, as they permit our investors to view our core business performance using the same metrics that management uses to evaluate our performance.
Non-GAAP revenue is GAAP revenue less the revenue earned from our disposed DAx business.
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts which we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation described herein, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional, consulting or other fees; settlement of litigation, net; (gain) loss on asset disposition(s); restructuring costs, acquisition and third-party post-merger integration costs; income/expenses of divested businesses, such as the DAx business (including by adjusting prior years' results to exclude those businesses from operating results); and other income, net.
Adjusted EBITDA margin is the quotient of Adjusted EBITDA divided by non-GAAP revenue.
Our use of these non-GAAP financial measures has limitations as an analytical tool, and investors should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. The limitations of such non-GAAP measures include the following:

•	Adjusted EBITDA does not reflect tax or interest payments that represent a reduction in cash available to us;

•
Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future. Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•
Adjusted EBITDA does not reflect cash payments relating to litigation and the Audit Committee investigation described herein, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional, consulting or other fees incurred in connection with our just-completed audit and all related legal proceedings, all of which represent a reduction in cash available to us;

•Adjusted EBITDA does not consider the impact of stock-based compensation and similar arrangements; and

•	Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider non-GAAP revenue and Adjusted EBITDA alongside GAAP-based financial performance measures, including GAAP revenue and various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using non-GAAP financial measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and a reconciliation of non-GAAP revenue and Adjusted EBITDA to the most directly comparable GAAP measures, GAAP revenue and net income (loss), respectively.
The following table presents a reconciliation of non-GAAP revenue to GAAP revenue, for each of the periods identified:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenues (GAAP)	$100,861	$91,324
Less: Non-GAAP revenue adjustment (1)	—	(1,300)
Non-GAAP revenue	$100,861	$90,024
(1) Adjustment related to dispositions to remove revenue attributable to DAx, which was disposed of during the three months ended March 31, 2016.

The following table presents a reconciliation of Adjusted EBITDA to net loss, for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net loss (GAAP)	$(40,792)	$(13,103)

Income tax provision (benefit)	866	(6,097)
Interest expense, net	154	97
Depreciation	6,129	6,469
Amortization of intangible assets	8,735	6,025
EBITDA	(24,908)	(6,609)

Adjustments:
Stock-based compensation	3,820	30,866
Investigation and audit related	17,678	6,495
Settlement of litigation, net	1,533	(110)
Gain on asset disposition	—	(33,457)
Post-merger integration costs (1)	—	1,469
Acquisition costs (2)	—	8,567
Adjustments related to dispositions (3)	—	(293)
Other income, net (4)	13	50
Adjusted EBITDA	$(1,864)	$6,978
Adjusted EBITDA margin	(1.8)%	7.8%
(1) Post merger integration costs consist of third-party costs incurred following our merger with Rentrak.
(2) Acquisition costs are largely comprised of third-party costs incurred related to our merger with Rentrak during the three months ended March 31, 2016.
(3) Adjustment related to dispositions consists of costs incurred and adjustments to remove revenue and expenses, and related costs, attributable to DAx, which was disposed of during the three months ended March 31, 2016.
(4) Adjustments to other income, net, include items classified as non-operating other income, net on our Condensed Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement income for the DAx disposition.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Condensed Consolidated Statements of Cash Flow Data
Net cash (used in) provided by operating activities	$(1,952)	$1,178
Net cash (used in) provided by investing activities	(2,999)	79,692
Net cash used in financing activities	(4,502)	(46,035)
Effect of exchange rate changes on cash	(1,721)	722
Net (decrease) increase in cash and cash equivalents	$(11,174)	$35,557
Our principal uses of cash historically consisted of cash paid for stock repurchases (including withholding taxes relating to employee equity awards), business acquisitions, payroll and other operating expenses and payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customer base. Beginning in 2016 and continuing through 2017, we incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation, subsequent audit and compliance efforts relating to the filing of our 2015, 2016 and 2017 Consolidated Financial Statements.
As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents totaling $72.6 million and marketable securities of $28.4 million.

Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our financial statements, resulted in a need to secure long-term financing. In January 2018, we issued senior secured convertible notes as described below to support our anticipated liquidity requirements and provide capital for future investment. We believe that our sources of funding are sufficient to satisfy our currently anticipated requirements for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and litigation.
Restricted cash represents our requirement to collateralize letter of credit and certain capital lease obligations as well as our corporate credit card obligations. As of March 31, 2017 and December 31, 2016, we had $4.5 million and $4.2 million of restricted cash, respectively.
Credit Facility
On September 26, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with several banks. Bank of America, N.A. was the administrative agent and lead lender of this revolving credit facility. The Credit Agreement provided for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement was September 26, 2018.  The Credit Agreement also contained an expansion option permitting us to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. Borrowings under the revolving credit facility were to be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit.
Due to our delay in filing periodic reports, we were restricted from borrowing under the Credit Agreement. We entered into various waiver and amendment agreements during the period of non-compliance with our filings. Significant amendments to the Credit Agreement were as follows:

•
On August 19, 2016, we agreed to pay a fee to the lenders equal to 0.15% of the revolving credit facility commitments. In addition, we agreed to reduce the letter of credit sublimit under the Credit Agreement from $10.0 million to $4.8 million.

•	On June 30, 2017, we agreed to pay an additional fee to the lenders equal to 0.15% of the revolving credit facility commitments.

•
On September 29, 2017, the parties agreed to further reduce the revolving commitment amount from $100.0 million to $3.6 million, equal to the amount of outstanding letters of credit. The facility was to expire on the earlier of September 26, 2018 or the date the letter of credit commitments was equal to zero.

As of March 31, 2017, we did not have an outstanding balance under the revolving credit facility. As of March 31, 2017, $4.0 million in letters of credit were outstanding, all of which had been fully cash collateralized by us.
On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between us and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination of the Credit Agreement, the $3.5 million in letters of credit remained outstanding; these letters of credit remain outstanding and are cash collateralized.
Issuance and Sale of Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, we issued and sold to Starboard $150.0 million in senior secured convertible notes (“Notes”) in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. We also granted to Starboard an option (the “Notes Option”) to acquire up to an additional $50.0 million in senior secured convertible notes (the “Option Notes”). In addition, under the agreements, we have the right to conduct a rights offering (the “Rights Offering”), which would be open to all of our stockholders, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”).
The conversion price for the Notes (the “Conversion Price”) is equal to a 30% premium to the volume weighted average trading prices of the Common Stock on each trading day during the ten consecutive trading days commencing on January 16, 2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29 per share.
The Notes mature on January 16, 2022 (the “Maturity Date”). Based upon the determination of the Conversion Price, interest on the Notes will accrue at 6.0% per year through January 30, 2019. On each of January 30, 2019, January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. Interest on the Notes is payable, at our option, in cash, or, subject to certain conditions, through the issuance of additional shares of Common Stock (the “PIK Interest Shares”). Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-

weighted average trading prices of the Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date.
The Notes Option granted to Starboard is exercisable, in whole or in part, at any time or times through the date that is five business days after we file a registration statement relating to the Rights Offering. Option Notes may be purchased, at the option of Starboard, through the exchange of a combination of cash and shares of Common Stock owned by Starboard, subject to certain limitations. Any Option Notes purchased pursuant to the Notes Option will have the same terms, including as to maturity, interest rate, convertibility, and security, as the Notes.
Subject to the terms of the Rights Offering, if undertaken, we will distribute to all of our stockholders rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering will be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes will be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon will begin to accrue and the maturity date thereof (which will be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which will be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which they will backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our digital audience, advertising, TV and cross-platform and movies measurement, planning and optimization products and services. Our primary uses of cash from operating activities include investments in personnel, data and infrastructure to develop our products and services and support the anticipated growth in our business and customers using our products. Beginning in 2016 and continuing into 2018, we have also incurred significant professional fees relating to the Audit Committee's investigation and subsequent audit and compliance efforts and related litigation.
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as to exclude non-cash items such as: depreciation, amortization of intangible assets, provision for bad debts, stock-based compensation, deferred tax provision (benefit), gain on dispositions, realized gain (loss) on marketable securities, change in the fair value of our equity investment and dispositions of property and equipment.
Net cash used in operating activities for the three months ended March 31, 2017 was $2.0 million compared to cash provided by operating activities of $1.2 million for the three months ended March 31, 2016. The change in cash used in (provided by) operating activities was primarily attributable to the following changes during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016: the increase in the net loss of $27.7 million, offset by net changes in the non-cash expenditures of $15.6 million and net changes in operating assets and liabilities of $8.9 million. The increase in our net loss and the change in operating assets and liabilities was primarily attributable to the significant increase in accrued expenses related to our investigation and audit. The change in non-cash expenditures was largely attributable to a decrease in the stock-based compensation expense, as a result of the 2016 acceleration of equity awards held by certain Rentrak executives upon consummation of the merger, and as a result of the 2016 gain on asset disposition of $33.5 million.
Investing Activities
Cash provided by or used in investing activities primarily consists of payments related to the acquisition or disposition of companies or assets and, to a lesser degree, purchases of computer network equipment to support our technical infrastructure, maintenance of our databases and furniture and equipment to support our operations. As our customer base continues to expand, we expect purchases of technical infrastructure equipment to grow in absolute dollars. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base and introduce new digital formats.
Net cash used in investing activities for the three months ended March 31, 2017 was $3.0 million compared to net cash provided by investing activities of $79.7 million for the three months ended March 31, 2016. The decrease in cash used in (provided by) investing activities was largely attributable to $37.1 million in net cash acquired in 2016 as a result of our merger with Rentrak, and $43.0 million in net cash received from the disposition of the DAx assets and $2.2 million of cash provided by the sale of marketable securities during the three months ended March 31, 2016, offset by an increase in purchases of property and equipment to maintain and expand our technical infrastructure.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $4.5 million and $46.0 million, respectively. The decrease in cash used in financing activities was largely attributable to a $27.3 million reduction in cash used to repurchase shares under our share repurchase program, which was suspended indefinitely in March 2016. In addition, we used $16.8 million less in cash for shares repurchased pursuant to the exercise by stock incentive plan participants of their right to use shares of Common Stock to satisfy their tax withholding obligations. We also received $4.1 million less in proceeds from the exercise of employee stock options and paid $0.3 million less in capital lease and software license arrangements offset by $1.2 million of additional proceeds from the minimum commitment agreements with WPP.
Contractual Payment Obligations
Our principal lease commitments consist of obligations under leases for office space, computer and telecommunications equipment and software agreements. We financed the purchase of some of our computer equipment under capital lease arrangements over a period of 36 to 42 months.
Other purchase obligations are primarily comprised of unconditional commitments associated with network operators and obligations with vendors to perform operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
As of March 31, 2017, $4.0 million in letters of credit were outstanding under the Credit Agreement. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including expenses from ongoing compliance efforts and related to various litigation. To the extent that our existing cash, cash equivalents, short-term investments and operating cash flow and the proceeds from the 2018 issuance and sale of senior secured convertible notes are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue additional equity securities in order to raise additional funds, further dilution to existing stockholders may occur. The delayed filing of our periodic reports with the SEC may impair our ability to obtain financing and access the capital markets. As a result of our delayed filings, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for twelve months.
As noted in Footnote 6, Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements, on September 10, 2017, we, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement of the federal securities class action litigation, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in our Common Stock to be issued and contributed by us to a settlement fund to resolve all claims asserted against us. All of the $27.2 million in cash would be funded by our insurers. We have the option to fund all or a portion of the $82.8 million with cash in lieu of our Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018 and following a hearing on that motion, the Court entered an order preliminarily approving the settlement on January 29, 2018. The settlement remains subject to final approval by the Court, which is expected to occur in mid-2018. As of December 31, 2017, we have reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers.
Pending Equity Awards
Due to our inability to file periodic reports with the SEC, we have been unable to use our registration statement on Form S-8 to grant equity awards to directors and employees, including executive officers, since February 2016. Further, in March 2017, the 2007 Equity Incentive Plan's ten-year term expired. We expect to propose a new equity incentive plan for adoption at our next annual meeting of stockholders, and to grant equity awards once that plan is adopted. As of December 31, 2017, in accordance with our compensation program for all employees and directors, we anticipate making equity awards having an aggregate value of $42.9 million, of which $16.9 million was accrued. These awards were recommended for employees and directors in 2016 and 2017 but were not granted as of December 31, 2017. Based on the closing bid price of our Common Stock on the OTC Pink Tier on March 15, 2018, $26.29 per share, we would expect to award approximately 1,633,146 shares in connection with the equity awards known as of December 31, 2017. In addition, we expect to issue additional equity awards for 2017 service or otherwise. The actual number of shares issued will be based upon the prevailing trading price of our Common Stock at the time the shares are actually issued.

Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, goodwill and intangible assets, impairment of long-lived assets, stock-based compensation, income taxes to be critical policies. For a description of our critical accounting policies, please refer to our 2017 10-K.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than operating lease obligations and other purchase obligations.

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
As of March 31, 2017, our cash reserves were maintained in bank deposit and money market accounts totaling $72.6 million. The cash is held for working capital purposes. We maintained $4.5 million in restricted cash that is required to collateralize our letter of credit and certain capital lease obligations as well corporate credit card obligations. Our $28.4 million of marketable securities are comprised of an investment in a fixed-income mutual fund. In general, when interest rates rise, security values fall and investors may lose principal value. We monitor this account regularly and have evaluated and assessed the potential effect of this risk. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Unrealized gains and losses on these investments will fluctuate and, historically, have not been significant. We are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these securities.
We operate globally and we predominantly generate revenues and expenses in local currencies. We operate in several countries in South America, as well as countries throughout Europe and Asia Pacific. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure is not material at this time. We have not engaged in any transactions that hedge foreign currency exchange rate risk.
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and principal financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the President and Executive Vice Chairman and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our management concluded that as of March 31, 2017, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our 2017 10-K.
Changes in Internal Control over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Item 9A in our 2017 10-K, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our 2017 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the year ended December 31, 2017.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in various legal proceedings from time to time.  We establish reserves for specific legal proceedings when management determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. In these cases, we do not establish a reserve until we can reasonably estimate the loss. The outcomes of legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.
For a description of our legal proceedings, please refer to Footnote 6, Commitments and Contingencies.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock involves a substantial risk of loss. You should carefully consider these risk factors, together with all of the other information included herewith, the information incorporated by reference in this 10-Q and the information in our 2017 10-K, before you decide whether to invest in our Common Stock. The occurrence of any of the risks identified in our 2017 10-K could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our Common Stock could decline, and you may lose part or all of your investment. For a discussion of our risk factors please refer to our 2017 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2017
None.

(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2017, we repurchased the following shares of Common Stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1 - January 31, 2017	—	$—	—	$—
February 1 - February 28, 2017	—	—	—	—
March 1 - March 31, 2017	59,707	$21.14	—	—
Total	59,707	$21.14	—	$—

(1)
The shares included in the table above were repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards, which shares were repurchased at the then current fair market value of the shares.

(2)
There were no shares purchased pursuant to our share repurchase programs. On March 5, 2016, the Board suspended the share repurchase program indefinitely, with such suspension to be re-evaluated following the completion of the Audit Committee’s investigation and us regaining compliance with our SEC reporting requirements.

For the three months ended March 31, 2017, there were no shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.		Exhibit Document

3.1
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

4.1
Tax Asset Protection Rights Agreement, dated as of February 8, 2017, between comScore, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (including the form of Certificate of Designation of Series A Junior Participating Preferred Stock attached as Exhibit A thereto, the form of Right Certificate attached as Exhibit B thereto and the Summary of Rights to Purchase Preferred Stock attached as Exhibit C thereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

10.1*
Separation and General Release Agreement, dated as of January 12, 2017, by and between comScore, Inc. and Christiana Lin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2017) (File No. 001-33520)

10.2*
Consulting Agreement, dated as of January 12, 2017, by and between comScore, Inc. and Christiana Lin (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 12, 2017) (File No. 001-33520)

10.3
Eighth Amendment, dated as of February 17, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		XBRL Instance Document

101.2		XBRL Taxonomy Extension Schema Document

101.3		XBRL Taxonomy Extension Calculation Linkbase Document

101.4		XBRL Taxonomy Extension Definition Linkbase Document

101.5		XBRL Taxonomy Extension Label Linkbase Document

101.6		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

comScore, Inc.

/s/ GREGORY A. FINK
Gregory A. Fink
Chief Financial Officer and Treasurer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)
Date: March 23, 2018