Form 10-Q
period 2017-06-30
COMSCORE, INC.
filed 2018-03-23
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
FOR THE QUARTER ENDED JUNE 30, 2017

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,638	$84,111
Restricted cash	10,397	4,230
Marketable securities	28,446	28,412
Accounts receivable, net of allowances of $2,053 and $2,100 respectively ($5,109 and $8,412 of accounts receivable attributable to related parties)	85,325	96,230
Prepaid expenses and other current assets ($0 and $2,923 attributable to related parties)	17,732	19,450
Insurance recoverable on litigation settlements	17,333	—
Total current assets	206,871	232,433
Property and equipment, net	34,703	42,001
Other non-current assets ($0 and $185 attributable to related parties)	7,048	7,176
Deferred tax assets	4,847	5,117
Intangible assets, net	177,289	194,168
Goodwill	641,462	639,897
Total assets	$1,072,220	$1,120,792
Liabilities and Equity
Current liabilities:
Accounts payable ($1,284 and $17 attributable to related parties)	$11,691	$7,204
Accrued expenses ($5,200 and $5,141 attributable to related parties)	49,057	52,907
Accrued litigation settlements	19,100	—
Other short-term liabilities	2,926	2,860
Deferred revenues ($4,416 and $4,654 attributable to related parties)	105,015	99,412
Deferred rent	787	590
Capital lease obligations	10,215	12,904
Total current liabilities	198,791	175,877
Deferred rent	10,077	9,009
Deferred revenue	878	2,733
Deferred tax liabilities	9,243	7,688
Capital lease obligations	4,736	8,003
Other long-term liabilities	8,845	12,629
Total liabilities	232,570	215,939
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common Stock, $0.001 par value per share; 100,000,000 shares authorized; 60,041,572 shares issued and 57,276,776 shares outstanding as of June 30, 2017 and 59,937,393 shares issued and 57,172,597 shares outstanding as of December 31, 2016, respectively	60	60
Additional paid-in capital	1,392,107	1,380,881
Accumulated other comprehensive loss	(9,431)	(12,420)
Accumulated deficit	(407,116)	(327,698)
Treasury stock, at cost, 2,764,796 shares as of June 30, 2017 and December 31, 2016, respectively	(135,970)	(135,970)
Total stockholders’ equity	839,650	904,853
Total liabilities and stockholders’ equity	$1,072,220	$1,120,792
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues (1)	$99,439	$100,494	$200,300	$191,818

Cost of revenues (1) (2) (3)	47,301	44,523	94,614	81,050
Selling and marketing (1) (2) (3)	31,190	32,307	60,923	62,919
Research and development (1) (2) (3)	21,502	22,075	42,522	43,191
General and administrative (1) (2) (3)	13,310	18,675	31,095	63,971
Investigation and audit related (1)	17,399	15,479	35,077	21,974
Amortization of intangible assets	8,443	8,238	17,178	14,263
Gain on asset disposition	—	—	—	(33,457)
Settlement of litigation, net	(915)	2,620	618	2,510
Total expenses from operations	138,230	143,917	282,027	256,421
Loss from operations	(38,791)	(43,423)	(81,727)	(64,603)
Interest (expense) income, net (1)	(252)	8	(406)	(89)
Other income, net	2,683	3,522	5,867	6,707
Loss from foreign currency transactions	(1,205)	(286)	(1,225)	(1,394)
Loss before income taxes	(37,565)	(40,179)	(77,491)	(59,379)
Income tax (provision) benefit	(1,061)	(805)	(1,927)	5,292
Net loss	$(38,626)	$(40,984)	$(79,418)	$(54,087)
Net loss available to common stockholders per common share:
Basic	$(0.67)	$(0.72)	$(1.38)	$(1.00)
Diluted	$(0.67)	$(0.72)	$(1.38)	$(1.00)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	57,498,228	57,138,787	57,386,516	54,231,361
Diluted	57,498,228	57,138,787	57,386,516	54,231,361

Comprehensive loss:
Net loss	$(38,626)	$(40,984)	$(79,418)	$(54,087)
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,352	(558)	2,955	1,103
Unrealized gains on marketable securities, net	34	101	34	203
Reclassification of realized loss on the sale of marketable securities, net	—	—	—	19
Total comprehensive loss	$(36,240)	$(41,441)	$(76,429)	$(52,762)

(1)  Transactions with related parties are included in the line items above as follows (refer to Footnote 8, Related Party Transactions of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$3,033	$2,082	$6,345	$4,509

Cost of revenues	3,140	4,251	6,887	5,298
Selling and marketing	33	547	68	584
Research and development	24	1,083	53	1,128
General and administrative	137	124	161	157
Investigation and audit related	3,523	—	6,857	—

Interest income, net	195	298	403	601

(2) Amortization of stock-based compensation expense is included in the line items above as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$433	$2,409	$1,062	$4,052
Selling and marketing	1,532	1,934	2,978	8,439
Research and development	450	1,494	1,271	4,310
General and administrative	409	2,397	1,333	22,299
	$2,824	$8,234	$6,644	$39,100

(3) Excludes amortization of intangible assets, as it is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(79,418)	$(54,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,996	13,021
Amortization of intangible assets	17,178	14,263
Provision for bad debts	102	397
Stock-based compensation	6,644	39,100
Deferred tax provision (benefit)	1,808	(5,328)
Gain on dispositions	—	(33,457)
Realized loss on marketable securities	—	19
Loss from equity method investment	63	137
Loss on asset disposition of property plant and equipment	24	45
Changes in operating assets and liabilities:
Accounts receivable	11,724	11,638
Prepaid expenses and other assets	(15,693)	(3,445)
Accounts payable, accrued expenses, and other liabilities	19,149	(13,893)
Deferred revenue	2,912	2,855
Deferred rent	1,253	(175)
Net cash used in operating activities	(22,258)	(28,910)

Investing activities
Net cash received in disposition of assets	—	42,980
Acquisitions, net of cash acquired	—	37,086
Acquisitions, net of cash acquired (related party)	—	(27,328)
Sales of marketable securities	—	2,188
Purchase of property and equipment	(4,021)	(4,704)
Net cash (used in) provided by investing activities	(4,021)	50,222

Financing activities
Financing proceeds received on subscription receivable (related party)	5,822	3,535
Proceeds from the exercise of stock options	—	4,139
Repurchase of common stock (withholding taxes)	(1,262)	(18,097)
Repurchase of common stock (treasury shares)	—	(27,292)
Principal payments on capital leases and software license arrangements	(8,608)	(9,451)
Net cash used in financing activities	(4,048)	(47,166)
Effect of exchange rate changes on cash	21	(471)
Net decrease in cash, cash equivalents and restricted cash	(30,306)	(26,325)
Cash, cash equivalents and restricted cash at beginning of period	88,341	146,986
Cash, cash equivalents and restricted cash at end of period	$58,035	$120,661

Cash and cash equivalents	$47,638	$116,884
Restricted cash	10,397	3,777
Total cash, cash equivalents and restricted cash	$58,035	$120,661
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. The Company incurred significant investigation and audit related expenses, which significantly reduced working capital as of June 30, 2017.  In response to this reduction, in December 2017, the Company announced that it was implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, to enable the Company to decrease its global costs and more effectively align resources to business priorities. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (“Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. The Company also granted to Starboard an option (the “Notes Option”) to purchase up to an additional $50.0 million of Notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash.
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 23, 2018 with the SEC. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017 or thereafter. All references to June 30, 2017 and 2016 in the Notes to Unaudited Condensed Consolidated Financial Statements are unaudited.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of management's best estimate of selling price, deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, and the allowance for doubtful accounts. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units and non-vested restricted stock awards are excluded and diluted loss per share is equal to basic loss per share. The weighted-average shares outstanding for Common Stock, used in per share calculations, has been adjusted to reflect share repurchases made during the six months ended June 30, 2016.
The following is a summary of Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options, restricted stock units, restricted stock and stock appreciation rights	3,296,348	3,228,921	3,377,927	3,148,555

The weighted-average shares of Common Stock outstanding have been adjusted to reflect repurchases made during the six months ended June 30, 2016.
Share Repurchases
As part of the Company's repurchase program, which was announced in February 2016 and suspended on March 5, 2016, shares were purchased in open market transactions or pursuant to trading plans that were adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases could be determined at the Company's discretion, and the share repurchase program could be suspended, terminated or modified at any time for any reason. Shares repurchased were classified as treasury stock. Share repurchases for the three and six months ended June 30, 2017 and 2016 under the Company's share repurchase program were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share and per share data)	2017	2016	2017	2016
Total number of shares repurchased	—	—	—	675,672
Average price paid per share	$—	$—	$—	$40.39
Total value of shares repurchased (as measured at time of repurchase)	$—	$—	$—	$27.3
February 2016 Share Repurchase Program
On February 17, 2016, the Company announced that the Board of Directors (the "Board") had approved the adoption of a new share repurchase program, superseding prior programs, for $125 million of Common Stock. On March 5, 2016, the Board suspended the share repurchase program indefinitely, with such suspension to be re-evaluated following the completion of the Audit Committee’s investigation and the Company regaining compliance with its SEC reporting requirements.
Other Income, Net
The following is a summary of other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Transition services agreement income from the DAx disposition	$2,630	$3,375	$5,827	$6,610
Other income	53	147	40	97
Total other income, net	$2,683	$3,522	$5,867	$6,707

3.	Business Combinations and Dispositions
There were no business combinations or dispositions during the three or six months ended June 30, 2017.
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

For the six months ended June 30, 2016, the results of Rentrak operations for the period subsequent to the Merger are included in the "As reported" column for the period January 29, 2016 through June 30, 2016.

	Six Months Ended June 30, 2016
(Amounts in thousands, except share and per share amounts)	As reported	Pro forma adjustment		Pro forma
Revenues	$191,818	$8,116	(1)	$199,934
Operating expenses	256,421	(18,872)	(2)	237,549
Net (loss) income	(54,087)	26,988		(27,099)

Basic net loss per common share	$(1.00)			$(0.48)
Diluted net loss per common share	(1.00)			(0.48)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	54,231,361	2,815,969	(3)	57,047,330
Diluted	54,231,361	2,815,969	(3)	57,047,330
(1) The Rentrak pro forma adjustment for revenue for the six months ended June 30, 2016 relates to the unaudited results of Rentrak for the period January 1, 2016 through January 28, 2016.
(2) The Rentrak pro forma adjustments for operating expenses for the six months ended June 30, 2016 consist of the following:

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
Acquisition of Compete
On April 28, 2016, the Company closed an asset purchase agreement to acquire certain assets of Compete, Inc. ("Compete"), a wholly-owned subsidiary of WPP plc ("WPP"), a related party to the Company at the time of the acquisition. The Compete assets were acquired for $27.3 million in cash, net of a working capital adjustment of $1.4 million. The Company acquired the Compete assets to expand its presence in certain verticals, such as the auto industry and financial services, with improved solution offerings regarding digital performance, including robust path to purchase, advertising impact analysis and shopping configuration analysis. The Company entered into an agreement for Compete to provide transition services, including engineering, financial, human resources, business contract support, marketing and training services to the Company through December 31, 2016. The Company determined that the acquired assets from Compete were not significant under applicable accounting requirements and therefore has not included pro forma adjustments pursuant to ASC 805.
During the three and six months ended June 30, 2016, the Company recognized revenue attributable to the Compete assets acquired of approximately $3.0 million. As of June 30, 2017 and December 31, 2016, the Company was owed $0.6 million and $3.7 million, respectively, from Compete associated with billing and collections that were to be remitted to the Company from the acquired customer contracts. The amounts due from Compete are included in total related party accounts receivable on the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2016, the Company incurred $3.6 million in expenses associated with the transition services agreement with Compete. There were not transition services expenses incurred during 2017. The Company determined that the acquired assets from Compete were not significant and has not included pro forma adjustments required by ASC 805.

Disposition of Digital Analytix and Adobe Strategic Partnership Agreement
On November 5, 2015, the Company executed a definitive agreement to sell and exclusively license certain assets, rights and properties primarily related to the business operations of the Company’s Digital Analytix ("DAx") solution, including certain exclusively DAx-related agreements with customers and certain intellectual property (the “Disposed Assets”) to Adobe Systems Incorporated (“Adobe”). On January 21, 2016, the sale was completed and in consideration for the Disposed Assets, Adobe paid $45.0 million in cash to the Company and provided the Company a license agreement (the "Holdback License") valued at $2.0 million. The Holdback License allowed the Company to service, for one-year, certain non-DAx customers using the proprietary technology sold to Adobe as the Company developed an alternative platform. The Company recognized a gain on disposition of DAx during the six months ended June 30, 2016 of $33.5 million.
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
The Company agreed to continue to employ certain personnel needed to operate the Disposed Assets and to provide support to Adobe pursuant to a transition services agreement ("TSA") for a three-year term. The Company’s expenses related to the TSA are recorded as general and administrative expenses as incurred and Adobe's payment of these costs were reflected in other income in the same period as the expenses are incurred. Pursuant to the TSA, the Company recognized other income of $2.6 million and $3.4 million, for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company has recognized other income of $5.8 million and $6.6 million, respectively.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	June 30, 2017	December 31, 2016
(In thousands)	Level 1	Level 1
Money market funds (1)	$680	$9,475
Marketable securities:		$—
Fixed-income mutual fund (2)	$28,446	$28,412
(1) Level 1 cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of the Company's marketable securities is determined based on a quoted market price.
As of June 30, 2017, the Company does not have any assets or liabilities that are measured at fair value on a recurring basis other than money market funds and marketable securities. Due to their short-term nature, the carrying amounts reported in the interim Condensed Consolidated Financial Statements approximate the fair value for accounts receivable, accounts payable and accrued expenses. The Company believes the carrying value of its capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2). There were no changes to the Company's valuation methodologies during the six months ended June 30, 2017. As of June 30, 2017, there are no securities in an unrealized loss position.

5.	Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	June 30, 2017	December 31, 2016
Payroll and payroll-related	13,923	20,042
Professional fees	10,224	13,780
Accrued data costs	13,647	8,473
Amounts due to Adobe	7,281	2,668
Other	3,982	7,944
	$49,057	$52,907

6.	Commitments and Contingencies
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
Proposed Derivative Litigation Settlement. On September 10, 2017 the Company, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, the Company would receive a $10.0 million cash payment, funded by the Company’s insurer. Pursuant to this proposed settlement, the Company has agreed, subject to court approval, to contribute $8.0 million in comScore Common Stock toward the payment of attorneys’ fees. The Company has also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. On January 31, 2018 the parties entered into a Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the settlement on February 2, 2018. The Court held a hearing on the plaintiffs' motion for preliminary approval on February 14, 2018, indicated that it would grant preliminary approval with minor modifications to the proposed notice of settlement and scheduled a hearing to determine whether to finally approve settlement on June 7, 2018. On February 23, 2018, the Court entered an order preliminarily approving the proposed settlement. As of December 31, 2017, the Company reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers. For 2017, $2.0 million was recorded as a reduction to investigation and audit related expenses on the Company's Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2017, the Company had not recognized the proposed settlement in the Condensed Consolidated Balance Sheet.

Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of the Company's current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in the Company's registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants are liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On April 24, 2017, all defendants filed motions to dismiss. After the motion was fully briefed and after a hearing, the Court denied all motions to dismiss on August 4, 2017. The parties are currently engaged in discovery, and on September 25, 2017, the Hulme plaintiff moved to certify the class. The Company filed its opposition to the Hulme plaintiff’s motion to certify the class on November 9, 2017. The Court held a hearing on the motion on December 5, 2017, and at that hearing, the Court deferred ruling on the motion until February 14, 2018 pending the proposed settlement in the Fresno County Employees’ Retirement Association case (“Fresno County”, described below). On February 14, 2018, following a hearing, the Court granted class certification only as to EY and deferred ruling on class certification as to all other defendants, pending the final approval hearing in Fresno County scheduled for June 7, 2018. The outcome of this matter is unknown but the Company does not believe a material loss was probable or estimable as of June 30, 2017 or December 31, 2016.
Federal Securities Class Action Litigation
Also in October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against the Company, certain of the Company's current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed a second consolidated amended class action complaint, which alleged that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in the Company and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. The Company and the individual defendants filed motions to dismiss, the court held oral argument on those motions on July 14, 2017, however, on July 28, 2017, the court denied those motions. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against the Company. All of the $27.2 million in cash would be funded by the Company's insurers. The Company has the option to fund all or a portion of the $82.8 million with cash in lieu of Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018. On January 29, 2018, the Court held a hearing regarding the plaintiffs' motion for preliminary approval and entered an order granting preliminary approval of the settlement that same day. The settlement remains subject to final approval by the Court, and to that end, the Court has scheduled a hearing to determine whether to finally approve the settlement on June 7, 2018. As of December 31, 2017, the Company has reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from the Company's insurers. As of June 30, 2017, the Company had not recognized the proposed settlement in the Condensed Consolidated Balance Sheet.
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
Export Controls Review
The Company recently became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company has filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. The Company has notified OFAC and BIS of the ongoing internal review, which is being conducted with the assistance of outside counsel. If any violations are confirmed as part of the internal review, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, we believe that a material loss was not probable or estimable as of June 30, 2017 or December 31, 2016.
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
During the three months ended June 30, 2017, the Company recorded an income tax provision of $1.1 million resulting in an effective tax rate of 2.8%. During the three months ended June 30, 2016, the Company recorded an income tax provision of $0.8 million resulting in an effective tax rate of 2.0%.
During the six months ended June 30, 2017, the Company recorded an income tax provision of $1.9 million resulting in an effective tax rate of 2.5%. During the six months ended June 30, 2016, the Company recorded an income tax benefit of $5.3 million resulting in an effective tax rate of 8.9%. These effective tax rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of foreign tax rate differences and increases in the Company’s valuation allowance against its domestic deferred tax assets. Also included in the effective tax rate for the six months ended June 30, 2016 is the release of a portion of the Company’s valuation allowance against its domestic deferred tax assets as a result of the Rentrak Merger. The tax impact of the valuation allowance release was an income tax benefit of $6.9 million and is the primary reason for the decrease in the effective tax rate for the six months ended June 30, 2017 compared to the effective tax rate for the six months ended June 30, 2016.
As of June 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $2.4 million and $3.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
In December 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. No adjustments have been made to the balances as of or for the three or six months ended June 30, 2017. The impact of the new legislation will be reflected in the quarter ended December 31, 2017.

8.	Related Party Transactions
Transactions with WPP
As of June 30, 2017, WPP owned approximately 11,289,364 shares of the Company's outstanding Common Stock, representing approximately 19.7% ownership in the Company. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different product lines and receives various services from WPP and its affiliates supporting the Company's data collection efforts.
On April 28, 2016, the Company entered into an asset purchase agreement to acquire certain assets of Compete, a wholly-owned subsidiary of WPP. The Compete assets were acquired for $27.3 million in cash, net of a working capital adjustment of $1.4 million. The Company acquired the Compete assets to expand its presence in certain verticals, such as the auto industry and financial services, with improved solution offerings regarding digital performance, including robust path to purchase, advertising impact analysis and shopping configuration analysis.
The Company entered into an agreement for Compete to provide transition services, including engineering, financial, human resources, business contract support, marketing and training services to the Company through December 31, 2016. The Company's results from transactions with WPP and its affiliates as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss are detailed below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues (1)	$3,033	$2,082	$6,345	$4,509
Cost of revenues	3,140	4,251	6,887	5,298
Selling and marketing	33	547	68	584
Research and development	24	1,083	53	1,128
General and administrative	25	124	49	157
Interest income	195	298	403	601

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

The Company has the following balances related to transactions with WPP and its affiliates reflected in the Condensed Consolidated Balance Sheets:

(In thousands)	June 30, 2017	December 31, 2016
Accounts receivable, net	$5,109	$8,412
Prepaid expenses and other current assets	—	2,923
Other non-current assets	—	185
Subscription receivable (additional paid-in capital)	15,443	21,266
Accounts payable	—	17
Accrued expenses	3,690	3,084
Deferred revenue	4,416	4,654
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
The Company's results from transactions with CrossCountry as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss are detailed below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
General and administrative	$112	$—	$112	$—
Investigation and audit related	3,523	—	6,857	—
The Company has the following balances related to transactions with CrossCountry reflected in the Condensed Consolidated Balance Sheets:

(In thousands)	June 30, 2017	December 31, 2016
Accounts payable	$1,284	$—
Accrued expenses	1,510	2,057

9.	Subsequent Events
For a discussion of the Company's significant subsequent events please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 10-K, and elsewhere in this 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this 10-Q.
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
Background of Audit Committee Investigation and Subsequent Management Review
In February 2016, the Audit Committee ("Audit Committee") of the comScore Board of Directors ("Board") commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and certain employment practices. As a result of the issues identified in the Audit Committee's investigation and management's subsequent review, on September 12, 2016, the Company announced that the Audit Committee, in consultation with outside advisors and management, had concluded that the Company could no longer support the prior accounting for non-monetary contracts recorded by the Company during 2013, 2014 and 2015. As a result, we concluded that (i) our previously issued, unaudited quarterly and year-to-date Consolidated Financial Statements for the quarters ended March 31, June 30 and September 30, 2015 filed on Quarterly Reports on Form 10-Q on May 5, August 7, and November 6, 2015, respectively, (ii) our previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K on February 20, 2015 and February 18, 2014, respectively (including the interim periods within those years) and (iii) our preliminary unaudited Condensed Consolidated Financial Statements for the quarter and year ended December 31, 2015 included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016, should no longer be relied upon.
On November 23, 2016, the Company, in a Current Report on Form 8-K, reported that the Audit Committee's investigation was complete and had concluded that, as a result of misconduct and errors in accounting determinations, adjustments to the Company's accounting for certain non-monetary and monetary transactions were required. As a result of the Audit Committee's conclusions and observations, we began a process of reviewing substantially all of our accounting policies, significant accounting transactions, related party transactions, and other financial, internal control and disclosure matters. In addition to the above-referenced adjustments related to revenue and expenses associated with non-monetary transactions, we also concluded that the accounting treatment for certain monetary transactions, certain business and asset acquisitions, our deferred tax assets and other accounting matters required adjustments. This review also identified various material weaknesses in internal control, including in our entity level controls and in certain accounting practices, all as described under Item 9A, "Controls and Procedures" in our 2017 10-K. For further information regarding the specific adjustments resulting from the investigation and subsequent management review, refer to Item 6, "Selected Financial Data" in our 2017 10-K.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$99,439	100.0%	$100,494	100.0%	$200,300	100.0%	191,818	100.0%
Cost of revenues	47,301	47.6%	44,523	44.3%	94,614	47.2%	81,050	42.3%
Selling and marketing	31,190	31.4%	32,307	32.1%	60,923	30.4%	62,919	32.8%
Research and development	21,502	21.6%	22,075	22.0%	42,522	21.2%	43,191	22.5%
General and administrative	13,310	13.4%	18,675	18.6%	31,095	15.5%	63,971	33.3%
Investigation and audit related	17,399	17.5%	15,479	15.4%	35,077	17.5%	21,974	11.5%
Amortization of intangible assets	8,443	8.5%	8,238	8.2%	17,178	8.6%	14,263	7.4%
Gain on asset disposition	—	—%	—	—%	—	—%	(33,457)	(17.4)%
Settlement of litigation, net	(915)	(0.9)%	2,620	2.6%	618	0.3%	2,510	1.3%
Total expenses from operations	138,230	139.0%	143,917	143.2%	282,027	140.8%	256,421	133.7%
Loss from operations	(38,791)	(39.0)%	(43,423)	(43.2)%	(81,727)	(40.8)%	(64,603)	(33.7)%
Interest expense, net	(252)	(0.3)%	8	—%	(406)	(0.2)%	(89)	—%
Other income, net	2,683	2.7%	3,522	3.5%	5,867	2.9%	6,707	3.5%
Loss from foreign currency transactions	(1,205)	(1.2)%	(286)	(0.3)%	(1,225)	(0.6)%	(1,394)	(0.7)%
Loss before income taxes	(37,565)	(37.8)%	(40,179)	(40.0)%	(77,491)	(38.7)%	(59,379)	(31.0)%
Income tax (provision) benefit	(1,061)	(1.1)%	(805)	(0.8)%	(1,927)	(1.0)%	5,292	2.8%
Net loss	$(38,626)	(38.8)%	$(40,984)	(40.8)%	$(79,418)	(39.6)%	$(54,087)	(28.2)%
The operating results of Rentrak Corporation (“Rentrak”) are included in the three and six months ended June 30, 2016 from the date of the consummation of the merger, January 29, 2016. Therefore, comparisons of our operating results between periods may not be meaningful, particularly as it relates to the operating results of Rentrak for the three and six months ended June 30, 2017 and 2016, respectively. Significant changes in our results of operations are more fully described below.
Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues
Our products and services are organized around measurement, planning and optimization in four offerings:
Digital Audience: focused on the size, engagement and other behavioral and qualitative characteristics of audiences around the world, across multiple digital platforms including computers, tablets, smartphones and other connected devices.
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
Revenues from these four offerings of products and services are as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ Variance	% Variance
Digital Audience	$54,393	$58,789	$(4,396)	(7.5)%
TV and Cross-Platform	25,363	20,137	5,226	26.0%
Advertising	10,481	12,332	(1,851)	(15.0)%
Movies	9,202	9,236	(34)	(0.4)%
Total revenues	$99,439	$100,494	$(1,055)	(1.0)%
Total revenues decreased by approximately $1.1 million, or 1.0% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Increased revenue in TV and Cross-Platform was offset by decreased revenue in Digital Audience and Advertising.
The increase in TV and Cross-Platform revenue related to increased demand for our national and local TV station offerings. These products continued to experience growth from both the acquisition of new customers and the expansion of agreements with existing customers. The decrease in Digital Audience revenue related to both changes in our products and an evolving advertising market. Our investment to strengthen our products by adding mobile data sources resulted in disrupting some data trends, which impacted the stability of our reporting and impacted customers. As a result, some customers ceased purchases and others delayed renewals. In addition, changes in industry-wide ad buying has weakened smaller publishers and as such, some of our small customers did not renew in 2017. As a result, while our largest customers continued to purchase these products, our overall customer base shrunk during 2017.
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
Total expenses from operations for the three months ended June 30, 2017 and June 30, 2016 are as follows:

	Three Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Variance	% Variance
Cost of revenues	$47,301	47.6%	$44,523	44.3%	$2,778	6.2%
Selling and marketing	31,190	31.4%	32,307	32.1%	(1,117)	(3.5)%
Research and development	21,502	21.6%	22,075	22.0%	(573)	(2.6)%
General and administrative	13,310	13.4%	18,675	18.6%	(5,365)	(28.7)%
Investigation and audit related	17,399	17.5%	15,479	15.4%	1,920	12.4%
Amortization of intangible assets	8,443	8.5%	8,238	8.2%	205	2.5%
Settlement of litigation, net	(915)	(0.9)%	2,620	2.6%	(3,535)	(134.9)%
Total expenses from operations	$138,230	139.0%	$143,917	143.2%	$(5,687)	(4.0)%
Total expenses from operations decreased by approximately $5.7 million, or 4.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was attributable to the following:

•	Decreased general and administrative expenses primarily due to merger and integration costs in 2016 related to our merger with Rentrak as well as decreased stock-based compensation expense.

•
Decreased settlement of litigation expenses due to net losses associated with the settlement of certain employee related matters that arose and were settled during the course of the three months ended June 30, 2016.

•
Decreased selling and marketing expenses in the 2017 period associated with services provided by Compete, Inc. (“Compete”) pursuant to a transition services agreement, as well as by our reduction in the use of outside professional firms.

These decrease costs were offset by:

•
Increased cost of revenues expenses primarily from investments made to improve our operations, panel costs and systems and bandwidth costs to support our infrastructure to deliver our products and services, offset by a reduction in expense associated with engineering services provided by Compete as part of the transition services agreement.

•
Increased investigation and audit related expenses as a result of increased professional fees associated with legal and forensic accounting services rendered as part of our Audit Committee’s investigation and our subsequent review of policies, practices, internal controls and disclosure matters. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements.

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation, and related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse our panel and census based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panels and systems, allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.
Cost of revenues for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$15,102	15.2%	$15,195	15.1%	$(93)	(0.6)%
Data costs	10,155	10.2%	6,931	6.9%	3,224	46.5%
Panel costs	5,819	5.9%	4,925	4.9%	894	18.2%
Systems and bandwidth costs	4,711	4.7%	5,173	5.1%	(462)	(8.9)%
Rent and depreciation	4,416	4.4%	4,187	4.2%	229	5.5%
Professional fees	1,398	1.4%	1,524	1.5%	(126)	(8.3)%
Sample and survey costs	1,323	1.3%	1,187	1.2%	136	11.5%
Technology	1,264	1.3%	994	1.0%	270	27.2%
Royalties and resellers	1,187	1.2%	876	0.9%	311	35.5%
Compete transition services agreement	—	—%	1,827	1.8%	(1,827)	(100.0)%
Other	1,926	1.9%	1,704	1.7%	222	13.0%
Total cost of revenues	$47,301	47.6%	$44,523	44.3%	$2,778	6.2%
Cost of revenues increased by $2.8 million, or 6.2%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was primarily attributable to investments made to improve our operations and expansion of our TV data as well as our digital platform through purchases of additional mobile data and panels in the 2017 period. This investment was needed to support our products and expand our offerings. This increase was offset by the reduction in expense associated with the engineering services provided by Compete as part of the transition services agreement.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs including salaries, benefits, stock-based compensation, and other related costs paid to our direct sales force and industry experts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.

Selling and marketing expenses for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$23,122	23.3%	$22,460	22.3%	$662	2.9%
Rent and depreciation	2,454	2.5%	2,763	2.7%	(309)	(11.2)%
Travel	2,047	2.1%	2,102	2.1%	(55)	(2.6)%
Professional fees	1,951	2.0%	2,413	2.4%	(462)	(19.1)%
Compete transition services agreement	—	—%	562	0.6%	(562)	(100.0)%
Other	1,616	1.6%	2,007	2.0%	(391)	(19.5)%
Total selling and marketing expenses	$31,190	31.4%	$32,307	32.1%	$(1,117)	(3.5)%
Selling and marketing expenses decreased by $1.1 million, or 3.5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was largely attributable to our reduction in outside professional fees and the reduction in expenses associated with the Compete transition services agreement.
Research and Development
Research and development expenses include new product development costs, consisting primarily of employee costs including salaries, benefits,stock-based compensation, and other related costs for personnel associated with research and development activities, third-party expenses to develop new products, third-party data costs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software.
Research and development expenses for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$17,265	17.4%	$16,910	16.8%	$355	2.1%
Rent and depreciation	1,907	1.9%	1,784	1.8%	123	6.9%
Technology	1,050	1.1%	831	0.8%	219	26.4%
Professional fees	496	0.5%	880	0.9%	(384)	(43.6)%
Compete transition services agreement	—	—%	1,110	1.1%	(1,110)	(100.0)%
Other	784	0.8%	560	0.6%	224	40.0%
Total research and development expenses	$21,502	21.6%	$22,075	22.0%	$(573)	(2.6)%
Research and development expenses decreased modestly by $573,000, or 2.6%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was primarily attributable to a reduction in the transition services agreement expenses and professional fees associated with the development of a platform following the acquisition of the Compete assets. These decreases were offset by an increase in employee costs.
General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits and other related costs (including stock-based compensation), and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.

General and administrative expenses for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$4,940	5.0%	$7,750	7.7%	$(2,810)	(36.3)%
Professional fees	2,660	2.7%	3,271	3.3%	(611)	(18.7)%
DAx transition services agreement	2,629	2.6%	3,374	3.4%	(745)	(22.1)%
Rent and depreciation	858	0.9%	905	0.9%	(47)	(5.2)%
Office expenses	498	0.5%	524	0.5%	(26)	(5.0)%
Other	1,725	1.7%	2,851	2.8%	(1,126)	(39.5)%
Total general and administrative expenses	$13,310	13.4%	$18,675	18.6%	$(5,365)	(28.7)%
General and administrative expenses decreased by $5.4 million, or 28.7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was largely attributable to a decrease in employee costs resulting primarily from a reduction in stock-based compensation expense. In addition, the 2017 period included decreases in professional fees related to merger and integration activities, as well as decreases in expenses associated with the transition services agreement we entered into with Adobe Systems Incorporated (“Adobe”) following our sale of our Digital Analytix business (“DAx”) to Adobe in January 2016.
Investigation and Audit Related
In February 2016, the Audit Committee commenced an internal investigation, with the assistance of outside advisors. Investigation, audit, and litigation related expenses were $17.4 million and $15.5 million for the three months ended June 30, 2017 and 2016, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions. Amortization of intangible assets increased by $0.2 million, or 2.5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, which was largely a result of the recognition of additional amortization expense during the three months ended June 30, 2017 associated with the definite-lived intangible assets associated with the April 28, 2016 acquisition of the Compete assets.
Settlement of Litigation, Net
Settlement of litigation, net, consists of losses from the settlement related to our various litigation matters, offset by gains from our patent litigation settlements. The losses are net of insurance proceeds. Settlement of litigation, net decreased by $3.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase is attributable to net losses associated with the settlement of certain employee related matters that arose and were settled during the course of the three months ended June 30, 2016. As of June 30, 2017, we had a total of $19.1 million in accrued litigation settlements and $17.3 million in insurance recoverable on litigation settlements on our consolidated balance sheets.
Interest Expense, Net
Interest expense, net, consists of interest income and interest expense. Interest income consists of interest earned from our cash and cash equivalent balances, marketable securities and imputed interest on the contracts entered into with WPP plc (“WPP”) and its affiliates. Interest expense relates to capital leases pursuant to several equipment loan and security agreements on financing of equipment, software and hardware purchases well as our revolving credit facility. Interest expense, net, increased by $260,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in interest expense, net is primarily attributable to decrease in imputed interest income on the minimum commitment contracts entered into with WPP and its affiliates as we continue to receive payments, therefore reducing the carrying value of these assets and a decrease in interest income.

Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature nor part of our normal operations. The following is a summary of other income, net:

	Three Months Ended June 30,
(In thousands)	2017	2016
Transition services agreement income from the DAx disposition	$2,630	$3,375
Other income	53	147
Total other income, net	$2,683	$3,522
Other income, net, was $2.7 million for the three months ended June 30, 2017 as compared to $3.5 million for the three months ended June 30, 2016. The decrease is largely attributable to a reduction in the transition services agreement income related to the DAx disposition in the 2017 period. Income from transition services represents Adobe's payment of costs incurred under the transition services agreement following the DAx disposition and are offset in general and administrative expenses. The decrease in 2017 compared to 2016 relates to reduced activity in the second year of the transaction services agreement.
Loss from Foreign Currency Transactions
Our foreign currency transactions are recorded primarily as a result of fluctuations in the exchange rate between the U.S. dollar and the foreign subsidiaries functional currency. For the three months ended June 30, 2017 and 2016, the loss from foreign currency transactions was $1.2 million and $0.3 million, respectively.
Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Variance	% Variance
Digital Audience	$112,303	$116,945	$(4,642)	(4.0)%
TV and Cross-Platform	47,384	33,980	13,404	39.4%
Advertising	22,041	24,273	(2,232)	(9.2)%
Movies	18,572	15,320	3,252	21.2%
DAx (1)	—	1,300	(1,300)	(100.0)%
Total revenues	$200,300	$191,818	$8,482	4.4%
(1) On January 21, 2016, the sale of DAx was completed, and this revenue has been excluded from our four product and service offerings.
Total revenues increased by approximately $8.5 million, or 4.4% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During 2017, increased revenue in TV and Cross-Platform and Movies were offset by decreased revenue from Digital Audience and Advertising. On January 29, 2016, we completed a merger with Rentrak, and as a result our revenues for the six months ended June 30, 2017 included six months of Rentrak revenue compared to five months of Rentrak revenue during the six months ended June 30, 2016, which is slightly offset by the inclusion of one month of DAx revenue in the period for 2016. The estimate for the January 2016 Rentrak revenue is approximately $8.1 million. The increase in TV and Cross-Platform revenue relates to continued strong demand for our national and local TV station offerings. These products continued to see solid growth both from the acquisition of new customers and the expansion of agreements with existing customers. Movies revenue increased as our global footprint remained strong and our products continued to result in higher contract prices. As we collect data from nearly all box office locations worldwide, our customers continued to expand and renew agreements.
The decrease in Digital Audience related to both changes in our products and an evolving advertising market. Our investment to strengthen our products by adding mobile data sources resulted in disrupting some of our data trends which impacted customers. As a result, some customers ceased purchases and others delayed renewals. In addition, changes in industry wide ad buying has weakened smaller publishers and as such, some of our small customers did not renew. As a result, while our largest customers continued to purchase these products, our customer base shrunk during the year.

Operating Expenses
In January 2016, we merged with Rentrak and as such, operating expenses for the six months ended June 30, 2016 reflect five months of combined activity.
Total operating expenses for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Variance	% Variance
Cost of revenues	$94,614	$81,050	$13,564	16.7%
Selling and marketing	60,923	62,919	(1,996)	(3.2)%
Research and development	42,522	43,191	(669)	(1.5)%
General and administrative	31,095	63,971	(32,876)	(51.4)%
Investigation and audit related	35,077	21,974	13,103	59.6%
Amortization of intangible assets	17,178	14,263	2,915	20.4%
Gain on asset disposition	—	(33,457)	33,457	(100.0)%
Settlement of litigation, net	618	2,510	(1,892)	(75.4)%
Total expenses from operations	$282,027	$256,421	$25,606	10.0%
Total expenses from operations increased by approximately $25.6 million, or 10.0%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was attributable to the following:

•	Decreased gains from asset dispositions as the DAx disposition occurred during 2016 and there were no similar dispositions in 2017.

•
Increased cost of revenues expenses primarily from investments made to improve our operations, panel costs and systems and bandwidth costs to support our infrastructure to deliver our products and services. These increases were offset by the reduction in expense associated with the engineering services provided by Compete as part of the transition services agreement.

•
Increased investigation and audit related expenses as a result of increased expenditures related to professional fees associated with legal and forensic accounting services rendered as part of our Audit Committee’s investigation and our subsequent review of policies, practices, internal controls and disclosure matters. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements.

•
Decreased general and administrative expenses primarily due to merger and integration costs in 2016 related to our merger with Rentrak as well as decreased stock-based compensation expense. The decrease in stock-based compensation was primarily attributable to the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger in January 2016.

Cost of Revenues
Cost of revenues for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$29,197	14.6%	$28,661	14.9%	$536	1.9%
Data costs	19,720	9.8%	14,289	7.4%	5,431	38.0%
Panel costs	13,005	6.5%	7,840	4.1%	5,165	65.9%
Systems and bandwidth costs	10,055	5.0%	8,537	4.5%	1,518	17.8%
Rent and depreciation	8,969	4.5%	8,164	4.3%	805	9.9%
Consulting fees	2,894	1.4%	2,666	1.4%	228	8.6%
Sample and survey costs	2,694	1.3%	2,353	1.2%	341	14.5%
Technology	2,507	1.3%	2,144	1.1%	363	16.9%
Royalties and resellers	1,855	0.9%	1,347	0.7%	508	37.7%
Compete transition services agreement	—	—%	1,827	1.0%	(1,827)	(100.0)%
Other	3,718	1.9%	3,222	1.7%	496	15.4%
Total cost of revenues	$94,614	47.2%	$81,050	42.3%	$13,564	16.7%
Cost of revenues increased by $13.6 million, or 16.7%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was largely attributable to investments made to improve our operations and expansion of our TV data as well as our digital platform through purchases of additional mobile data and panels in the 2017 period. These increases were offset by the reduction in expense associated with the engineering services provided by Compete as part of the transition services agreement.
Selling and Marketing
Selling and marketing expenses for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$45,536	22.7%	$45,932	23.9%	$(396)	(0.9)%
Rent and depreciation	4,948	2.5%	5,516	2.9%	(568)	(10.3)%
Travel	3,624	1.8%	3,858	2.0%	(234)	(6.1)%
Professional fees	3,405	1.7%	3,788	2.0%	(383)	(10.1)%
Compete transition services agreement	—	—%	562	0.3%	(562)	(100.0)%
Other	3,410	1.7%	3,263	1.7%	147	4.5%
Total selling and marketing expenses	$60,923	30.4%	$62,919	32.8%	$(1,996)	(3.2)%
Selling and marketing expenses decreased by $2.0 million, or 3.2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was largely attributable to decreases in employee costs as a result of a reduction to our direct sales force and industry experts, and a reduction in outside professional fees and a decrease associated with the Compete transition services agreement in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Research and Development
Research and development expenses for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$33,948	16.9%	$34,375	17.9%	$(427)	(1.2)%
Rent and depreciation	3,832	1.9%	3,568	1.9%	264	7.4%
Technology	2,070	1.0%	1,810	0.9%	260	14.4%
Professional fees	1,328	0.7%	1,332	0.7%	(4)	(0.3)%
Compete transition services agreement	—	—%	1,110	0.6%	(1,110)	(100.0)%
Other	1,344	0.7%	996	0.5%	348	34.9%
Total research and development expenses	$42,522	21.2%	$43,191	22.5%	$(669)	(1.5)%
Research and development expenses decreased by $669,000, or 1.5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was largely attributable to a reduction in Compete transition services agreement and decreases in employee costs, offset by increases in technology costs, rent and depreciation and other expenses.
General and Administrative
General and administrative expenses for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$11,500	5.7%	$33,143	17.3%	$(21,643)	(65.3)%
Professional fees	6,543	3.3%	16,048	8.4%	(9,505)	(59.2)%
DAx transition services agreement	5,751	2.9%	6,609	3.4%	(858)	(13.0)%
Rent and depreciation	1,763	0.9%	1,816	0.9%	(53)	(2.9)%
Office expenses	1,127	0.6%	1,045	0.5%	82	7.8%
Other	4,411	2.2%	5,310	2.8%	(899)	(16.9)%
Total general and administrative expenses	$31,095	15.5%	$63,971	33.3%	$(32,876)	(51.4)%
General and administrative expenses decreased by $32.9 million, or 51.4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was largely attributable to a reduction employee costs, primarily attributable to a reduction in stock-based compensation. The reduction in stock-based compensation was a result of the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger during the six months ended June 30, 2016. In addition, professional fees decreased from a reduction of costs following the closing of the merger, these costs included investment banker fees and consultants utilized during the Rentrak integration.
Investigation and Audit Related
Investigation, audit, and litigation related expenses were $35.1 million and $22.0 million for the six months ended June 30, 2017 and 2016, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization of intangible assets increased by $2.9 million, or 20.4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. In January 2016, we merged with Rentrak and acquired $170.3 million definite-lived intangible assets and as such, we incurred five months of amortization of those intangibles for the six months ended June 30, 2016. In addition, we recognized additional amortization expense for the six months ended June 30, 2017 associated with the definite-lived intangible assets acquired as part of the Compete assets acquisition on April 28, 2016.

Gain on Asset Disposition
During the six months ended June 30, 2016, we sold our DAx business to Adobe and realized a gain on disposition of $33.5 million. There were no dispositions during the six months ended June 30, 2017.
Settlement of Litigation, Net
Settlement of litigation, net decreased by $1.9 million, or 75.4%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The net settlement of litigation expenses primarily related to the settlement of the federal securities class action litigation offset by proceeds received related to patent litigation lawsuits. The net settlement of litigation expense for the 2016 period primarily relates to certain employee related matters that arose and were settled during the course of 2016 offset by proceeds received related to patent litigation lawsuits. As of June 30, 2017, we had a total of $19.1 million in accrued litigation settlements and $17.3 million in insurance recoverable on litigation settlements on our consolidated balance sheets.
Interest Expense, Net
Interest expense, net, increased by $0.3 million, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in net interest expense was a result of a decrease in interest income lower imputed interest income on the contracts entered into with WPP and its affiliates.
Other Income, Net

	Six Months Ended June 30,
(In thousands)	2017	2016
Transition services agreement income for the DAx disposition	$5,827	$6,610
Other income	40	97
Total other income, net	$5,867	$6,707
Other income, net, was $5.9 million during the six months ended June 30, 2017 as compared to $6.7 million for the six months ended June 30, 2016 and primarily includes transition services agreement income for the DAx disposition which occurred in January 2016. Income from transition services represents Adobe's payment of costs incurred under the transition services agreement following the DAx disposition and are offset in general and administrative expenses.
Loss from Foreign Currency Transactions
For the six months ended June 30, 2017 and 2016, the loss from foreign currency transactions was $1.2 million and $1.4 million, respectively.
Provision for Income Taxes
A valuation allowance has been established against all of our U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
For the three months ended June 30, 2017, we recorded an income tax provision of $1.1 million resulting in an effective tax rate of 2.8%. For the three months ended June 30, 2016, we recorded an income tax provision of $0.8 million resulting in an effective tax rate of 2.0%.
For the six months ended June 30, 2017, we recorded an income tax provision of $1.9 million resulting in an effective tax rate of 2.5%. For the six months ended June 30, 2016, we recorded an income tax benefit of $5.3 million resulting in an effective tax rate of 8.9%. These effective tax rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of foreign tax rate differences and increases in our valuation allowance against our domestic deferred tax assets. Also included in the effective tax rate for the six months ended June 30, 2016 is the release of a portion of our valuation allowance against our domestic deferred tax assets as a result of the Rentrak merger. The tax impact of the valuation allowance release was an income tax benefit of $6.9 million and is the primary reason for the decrease in the effective tax rate for the six months ended June 30, 2017 compared to the effective tax rate for the six months ended June 30, 2016.
In December 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. No adjustments have been made to the balances as of or for the three and six months ended June 30, 2017. The impact of the new legislation will be reflected in the quarter ended December 31, 2017.

Key Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$99,439	$100,494	$200,300	$191,818
Non-GAAP revenue (1)(3)	$99,439	$100,494	$200,300	$190,518
Net loss	$(38,626)	$(40,984)	$(79,418)	$(54,087)
Adjusted EBITDA (2)(3)	$(3,748)	$6,605	$(5,612)	$13,583
Adjusted EBITDA margin (2)(3)	(3.8)%	6.6%	(2.8)%	7.1%
(1)Non-GAAP revenue is not calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP"). A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure, along with a summary of the definition and its material limitations, are included in the section titled "Non-GAAP Financial Measures."
(2) Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure, along with a summary of the definition and its material limitations, are included in the section titled “Non-GAAP Financial Measures.”
(3) We divested our DAx business on January 21, 2016. Amounts for the six months ended June 30, 2017 and 2016 include adjustments to exclude DAx products and are based on the revenue and direct costs attributable to the disposed products.
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
Because of these and other limitations, you should consider non-GAAP revenue and Adjusted EBITDA alongside GAAP-based financial performance measures, including GAAP revenue and various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using non-GAAP financial measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and a reconciliation of non-

GAAP revenue and Adjusted EBITDA to the most directly comparable GAAP measures, GAAP revenue and net income (loss), respectively.
The following table presents a reconciliation of non-GAAP revenue to GAAP revenue, for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues (GAAP)	$99,439	$100,494	$200,300	$191,818
Less: Non-GAAP revenue adjustment (1)	—	—	—	(1,300)
Non-GAAP revenue	$99,439	$100,494	$200,300	$190,518

(1) Adjustment related to dispositions to remove revenue attributable to DAx, which was disposed of during the six months ended June 30, 2016.
The following table presents a reconciliation of Adjusted EBITDA to net loss, for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net loss (GAAP)	$(38,626)	$(40,984)	$(79,418)	$(54,087)

Income tax provision (benefit)	1,061	805	1,927	(5,292)
Interest expense (income), net	252	(8)	406	89
Depreciation	5,867	6,552	11,996	13,021
Amortization of intangible assets	8,443	8,238	17,178	14,263
EBITDA	(23,003)	(25,397)	(47,911)	(32,006)

Adjustments:
Stock-based compensation	2,824	8,234	6,644	39,100
Investigation and audit related	17,399	15,479	35,077	21,974
Settlement of litigation, net	(915)	2,620	618	2,510
Gain on asset disposition	—	—	—	(33,457)
Post-merger integration costs (1)	—	4,991	—	6,460
Acquisition costs (2)	—	825	—	9,392
Adjustment related to dispositions (3)	—	—	—	(293)
Other income, net (4)	(53)	(147)	(40)	(97)
Adjusted EBITDA	$(3,748)	$6,605	$(5,612)	$13,583
Adjusted EBITDA margin	(3.8)%	6.6%	(2.8)%	7.1%

(1) Post-merger integration costs consist of third-party costs incurred following our merger with Rentrak and acquisition of the Compete business.
(2) Acquisition costs are largely comprised of third-party costs incurred related to our merger with Rentrak, acquisitions and related transactions with Compete and WPP during the three and six months ended June 30, 2016.
(3) Adjustment related to dispositions consists of costs incurred and adjustments to remove revenue and expenses, and related costs, attributable to DAx, which was disposed of during the six months ended June 30, 2016.
(4) Adjustments to other income, net, include items classified as non-operating other income, net on our Condensed Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement income for the DAx disposition.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Condensed Consolidated Statements of Cash Flow Data
Net cash used in operating activities	$(22,258)	$(28,910)
Net cash (used in) provided by investing activities	(4,021)	50,222
Net cash used in financing activities	(4,048)	(47,166)
Effect of exchange rate changes on cash	21	(471)
Net decrease in cash and cash equivalents	$(30,306)	$(26,325)
Our principal uses of cash historically consisted of cash paid for stock repurchases (including withholding taxes relating to employee equity awards), business acquisitions, payroll and other operating expenses and payments related to the investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customer base. Beginning in 2016 and continuing through 2017, we incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation, subsequent audit and compliance efforts relating to the filing of our 2015, 2016 and 2017 Consolidated Financial Statements.
As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents totaling $47.6 million and marketable securities of $28.4 million.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our financial statements, resulted in a need to secure long-term financing. In January 2018, we issued senior secured convertible notes as described below to support our anticipated liquidity requirements and provide for future investment. We believe that our sources of funding are sufficient to satisfy our currently anticipated requirements for the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and litigation.
Restricted cash represents our requirement to collateralize letter of credit and certain capital lease obligations as well as our corporate credit card obligations. As of June 30, 2017 and December 31, 2016, we had $10.4 million and $4.2 million of restricted cash, respectively.
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

As of June 30, 2017, we did not have an outstanding balance under the revolving credit facility. As of June 30, 2017, $3.7 million in letters of credit were outstanding, all of which had been fully cash collateralized by us.

On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination of the Credit Agreement, the $3.5 million in letters of credit remained outstanding; these letters of credit remain outstanding and are cash collateralized.
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
The Notes mature on January 16, 2022 (the “Maturity Date”). Based upon the determination of the Conversion Price, interest on the Notes will accrue at 6.0% per year through January 30, 2019. On each of January 30, 2019, January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. Interest on the Notes is payable, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock (the “PIK Interest Shares”). Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-weighted average trading prices of the Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date.
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
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our digital audience, advertising, TV and cross-platform and movies measurement, planning and optimizations products and services. Our primary uses of cash from operating activities include investments in personnel, data and infrastructure to develop our products and services and support the anticipated growth in our business and customers using our products. Beginning in 2016 and continuing into 2018, we have also incurred significant professional fees relating to the Audit Committee's investigation and subsequent audit and compliance efforts and related litigation.
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
Net cash used in operating activities during the six months ended June 30, 2017 and 2016 was $22.3 million and $28.9 million, respectively. The decrease in cash used in operating activities was primarily attributable to the following changes during the six months ended June 30, 2017 compared to the six months ended June 30, 2016: the increase in the net loss of $25.3 million offset by net changes in the non-cash expenditures of $9.6 million and net changes in operating assets and liabilities of $22.4 million. The increase in our net loss and the change in operating assets and liabilities was primarily attributable to the significant increase in accrued expenses related to our investigation and audit. The change in non-cash expenditures is largely attributable to a decrease in the stock-based compensation expense as a result of the 2016 acceleration of equity awards held by certain Rentrak executives upon consummation of the Merger, and as a result of the 2016 gain on asset disposition of $33.5 million.
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
Net cash used in investing activities for the six months ended June 30, 2017 was $4.0 million compared to net cash provided by investing activities of $50.2 million for the six months ended June 30, 2016. The change in cash used in (provided by) investing activities was largely attributable to $37.1 million in net cash acquired in 2016 as a result of our merger with Rentrak, and $43.0 million in net cash received from the disposition of the DAx assets and $2.2 million of cash provided by the sale of marketable securities offset by $27.3 million of net cash used to acquire certain assets of Compete during the six months ended June 30, 2016. In addition, our purchases of property and equipment decreased during the six months ended June 30, 2017.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $4.0 million and $47.2 million, respectively. The decrease in cash provided by financing activities was largely attributable to a $27.3 million reduction in cash used to repurchase shares under our share repurchase program, which was suspended indefinitely in March 2016. In addition, we used $16.8 million less in cash for shares repurchased pursuant to the exercise by stock incentive plan participants of their right to use shares of Common Stock to satisfy their tax withholding obligations. We also received $4.1 million less in proceeds from the exercise of employee stock options and paid $0.8 million less in capital lease and software license arrangements offset by $2.3 million of additional proceeds from the minimum commitment agreements with WPP.
Contractual Payment Obligations
Our principal lease commitments consist of obligations under leases for office space, computer and telecommunications equipment and software agreements. We financed the purchase of some of our computer equipment under capital lease arrangements over a period of 36 to 42 months.
Other purchase obligations are primarily comprised of unconditional purchase obligations associated with network operators and commitments to vendors to perform operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
As of June 30, 2017, $3.7 million in letters of credit were outstanding under the Credit Agreement. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
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
As noted in Footnote 6, Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements, on September 10, 2017, we, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement of the federal securities class action litigation, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in comScore Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against us. All of the $27.2 million in cash would be funded by our insurers. We have the option to fund all or a portion of the $82.8 million with cash in lieu of our Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The

plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018 and following a hearing on that motion, the Court entered an order preliminarily approving the settlement on January 29, 2018. The settlement remains subject to final approval by the Court, which is expected to occur in mid-2018. As of December 31, 2017, we have reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers.
Pending Equity Awards
Due to our inability to file periodic reports with the SEC, we have been unable to use our registration statement on Form S-8 to grant equity awards to directors and employees, including executive officers, since February 2016. Further, in March 2017, the 2007 Equity Incentive Plan's ten-year term expired. We expect to propose a new equity incentive plan for adoption at our next annual meeting of stockholders, and to grant equity awards once that plan is adopted. As of December 31, 2017, in accordance with our compensation program for all employees, we anticipate making equity awards having an aggregate value of $42.9 million, of which $16.9 million was accrued. These awards were recommended for employees and directors in 2016 and 2017 but were not granted as of December 31, 2017. Based on the closing bid price of our Common Stock on the OTC Pink Tier on March 15, 2018, $26.29 per share, we would expect to award approximately 1,633,146 shares in connection with the equity awards known as of December 31, 2017. In addition, the Company expects to issue additional equity awards for 2017 service or otherwise. The actual number of shares issued will be based upon the prevailing trading price of our Common Stock at the time the shares are actually issued.
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
As of June 30, 2017, our cash reserves were maintained in bank deposit and money market accounts totaling $47.6 million. The cash is held for working capital purposes. We maintained $10.4 million in restricted cash that is required to collateralize our letter of credit and certain capital lease obligations as well corporate credit card obligations. Our $28.4 million of marketable securities are comprised of an investment in a fixed-income mutual fund. In general, when interest rates rise, security values fall and investors may lose principal value. We monitor this account regularly and have evaluated and assessed the potential effect of this risk. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Unrealized gains and losses on these investments will fluctuate and, historically, have not been significant. We are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these securities.
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
Our management, including the President and Executive Vice Chairman and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our management concluded that as of June 30, 2017, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our 2017 10-K.
Changes in Internal Control over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Item 9A in our 2017 10-K, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our 2017 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the year ended December 31, 2017.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2017
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended June 30, 2017, there were no share repurchases of our Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.		Exhibit Document

10.1*
Separation and General Release Agreement, dated as of June 15, 2017, between comScore, Inc. and Michael Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2017) (File No. 001-33520)

10.2*
Consulting Agreement, dated as of June 15, 2017, between comScore, Inc. and Michael Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 16, 2017) (File No. 001-33520)

10.3
Ninth Amendment, dated as of April 13, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.4
Tenth Amendment, dated as of June 30, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

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