Form 10-Q
period 2017-09-30
COMSCORE, INC.
filed 2018-03-23
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________
FORM 10-Q

 ________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,782	$84,111
Restricted cash	8,655	4,230
Marketable securities	13,446	28,412
Accounts receivable, net of allowances of $2,085 and $2,100, respectively ($4,281 and $8,412 of accounts receivable attributable to related parties)	74,296	96,230
Prepaid expenses and other current assets ($0 and $2,923 attributable to related parties)	16,967	19,450
Insurance recoverable on litigation settlements	37,232	—
Total current assets	205,378	232,433
Property and equipment, net	31,830	42,001
Other non-current assets ($0 and $185 attributable to related parties)	6,911	7,176
Deferred tax assets	4,383	5,117
Intangible assets, net	168,918	194,168
Goodwill	642,254	639,897
Total assets	$1,059,674	$1,120,792
Liabilities and Equity
Current liabilities:
Accounts payable ($3,531 and $17 attributable to related parties)	$21,788	$7,204
Accrued expenses ($4,199 and $5,141 attributable to related parties)	56,123	52,907
Accrued litigation settlement	27,930	—
Other short-term liabilities	2,963	2,860
Deferred revenues ($3,521 and $4,654 attributable to related parties)	94,099	99,412
Deferred rent	979	590
Capital lease obligations	9,051	12,904
Total current liabilities	212,933	175,877
Deferred rent	9,758	9,009
Deferred revenue	1,744	2,733
Deferred tax liabilities	10,726	7,688
Capital lease obligations	2,874	8,003
Accrued litigation settlement	90,800	—
Other long-term liabilities	8,226	12,629
Total liabilities	337,061	215,939
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common Stock, $0.001 par value per share; 100,000,000 shares authorized; 60,053,843 shares issued and 57,289,047 shares outstanding as of September 30, 2017 and 59,937,393 shares issued and 57,172,597 shares outstanding as of December 31, 2016, respectively	60	60
Additional paid-in capital	1,403,767	1,380,881
Accumulated other comprehensive loss	(8,059)	(12,420)
Accumulated deficit	(537,185)	(327,698)
Treasury stock, at cost, 2,764,796 shares as of September 30, 2017 and December 31, 2016, respectively	(135,970)	(135,970)
Total stockholders’ equity	722,613	904,853
Total liabilities and stockholders’ equity	$1,059,674	$1,120,792
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues (1)	$100,323	$100,722	$300,623	$292,540

Cost of revenues (1) (2) (3)	48,803	45,213	143,417	126,263
Selling and marketing (1) (2) (3)	29,873	31,004	90,796	93,923
Research and development (1) (2) (3)	21,580	22,559	64,102	65,750
General and administrative (1) (2) (3)	22,331	15,525	53,426	79,496
Investigation and audit related (1)	21,392	10,816	56,469	32,790
Amortization of intangible assets	8,491	8,886	25,669	23,149
Gain on asset disposition	—	—	—	(33,457)
Settlement of litigation, net	81,799	(147)	82,417	2,363
Total expenses from operations	234,269	133,856	516,296	390,277
Loss from operations	(133,946)	(33,134)	(215,673)	(97,737)
Interest expense, net (1)	(148)	(242)	(554)	(331)
Other income, net	6,619	3,196	12,486	9,903
Loss from foreign currency transactions	(298)	(584)	(1,523)	(1,978)
Loss before income taxes	(127,773)	(30,764)	(205,264)	(90,143)
Income tax (provision) benefit	(2,296)	(432)	(4,223)	4,860
Net loss	$(130,069)	$(31,196)	$(209,487)	$(85,283)
Net loss available to common stockholders per common share:
Basic	$(2.26)	$(0.55)	$(3.65)	$(1.54)
Diluted	$(2.26)	$(0.55)	$(3.65)	$(1.54)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	57,547,863	57,194,716	57,442,180	55,216,413
Diluted	57,547,863	57,194,716	57,442,180	55,216,413

Comprehensive loss:
Net loss	$(130,069)	$(31,196)	$(209,487)	$(85,283)
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,349	260	4,304	1,363
Unrealized (losses) gains on marketable securities, net	(1)	33	33	236
Reclassification of realized loss on the sale of marketable securities, net	24	—	24	19
Total comprehensive loss	$(128,697)	$(30,903)	$(205,126)	$(83,665)

(1)  Transactions with related parties are included in the line items above as follows (refer to Footnote 8, Related Party Transactions of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$3,385	$2,179	$9,730	$6,688

Cost of revenues	3,446	5,193	10,333	10,491
Selling and marketing	52	744	120	1,328
Research and development	37	1,447	90	2,575
General and administrative	582	186	743	343
Investigation and audit related	5,303	506	12,160	506

Interest income, net	148	263	551	864

(2) Amortization of stock-based compensation expense is included in the line items above as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$384	$656	$1,446	$4,708
Selling and marketing	1,461	2,012	4,439	10,451
Research and development	537	910	1,808	5,220
General and administrative	6,340	1,329	7,673	23,628
	$8,722	$4,907	$15,366	$44,007

(3) Excludes amortization of intangible assets, as it is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(209,487)	$(85,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,229	19,287
Amortization of intangible assets	25,669	23,149
Provision for bad debts	535	1,102
Stock-based compensation	15,366	44,007
Deferred tax provision (benefit)	3,787	(4,607)
Gain on dispositions	—	(33,457)
Realized loss on marketable securities	24	19
Loss from equity method investment	63	230
Loss on asset disposition of property plant and equipment	24	32
Gain on forgiveness of obligation	(4,000)	—
Accrued litigation settlements to be settled in Common Stock	90,800	—
Changes in operating assets and liabilities:
Accounts receivable	22,731	23,284
Prepaid expenses and current assets	(34,593)	(4,750)
Accounts payable, accrued expenses, and other liabilities	49,099	(24,605)
Deferred revenue	(7,063)	(7,538)
Deferred rent	1,115	(521)
Net cash used in operating activities	(27,701)	(49,651)

Investing activities
Net cash received in disposition of assets	—	42,980
Acquisitions, net of cash acquired	—	37,086
Acquisitions, net of cash acquired (related party)	—	(27,328)
Sales of marketable securities	15,000	2,188
Purchase of property and equipment	(7,596)	(4,946)
Net cash provided by investing activities	7,404	49,980

Financing activities
Financing proceeds received on subscription receivable (related party)	9,011	4,425
Proceeds from the exercise of stock options	—	4,139
Repurchase of common stock (withholding taxes)	(1,514)	(18,292)
Repurchase of common stock (treasury shares)	—	(27,292)
Principal payments on capital leases and software license arrangements	(12,699)	(14,417)
Net cash used in financing activities	(5,202)	(51,437)
Effect of exchange rate changes on cash	595	1,614
Net decrease in cash, cash equivalents and restricted cash	(24,904)	(49,494)
Cash, cash equivalents and restricted cash at beginning of period	88,341	146,986
Cash, cash equivalents and restricted cash at end of period	$63,437	$97,492

Cash and cash equivalents	$54,782	$93,713
Restricted cash	8,655	3,779
Total cash, cash equivalents and restricted cash	$63,437	$97,492
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. The Company incurred significant investigation and audit related expenses, which significantly reduced working capital as of September 30, 2017.  In response to this reduction, in December 2017, the Company announced that it was implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, to enable the Company to decrease its global costs and more effectively align resources to business priorities. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (“Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. The Company also granted to Starboard an option (the “Notes Option”) to purchase up to an additional $50.0 million of Notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash.
In addition, under the agreements, the Company has the right to conduct a rights offering (the “Rights Offering”), which would be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”). Starboard also agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation to be reduced by the principal amount of Notes purchased by Starboard pursuant to the Notes Option, if any. If undertaken, the Rights Offering would provide a minimum of $50.0 million to $70.0 million in cash if not and fully subscribed (depending on whether Starboard exercises the Notes Option and assuming that any Notes purchased by Starboard pursuant to the backstop obligation will be issued on the same terms as the Rights Offering Notes), and at least $105.0 million in cash if fully subscribed, as stockholders of the Company who elect to participate in the Rights Offering will be allowed to elect to have up to 30% of the value of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 23, 2018 with the SEC. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017 or thereafter. All references to September 30, 2017 and 2016 in the Notes to Unaudited Condensed Consolidated Financial Statements are unaudited.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options, restricted stock units, restricted stock and stock appreciation rights	2,786,714	3,216,332	2,845,542	3,124,895
The weighted-average shares of Common Stock outstanding has been adjusted to reflect repurchases made during the nine months ended September 30, 2016.

Share Repurchases
As part of the Company's repurchase program, which was announced in February 2016 and suspended on March 5, 2016, shares were purchased in open market transactions or pursuant to trading plans that were adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases could be determined at the Company's discretion, and the share repurchase program could be suspended, terminated or modified at any time for any reason. Shares repurchased were classified as treasury stock. Share repurchases for the three and nine months ended September 30, 2017 and 2016 under the Company's share repurchase program were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share and per share data)	2017	2016	2017	2016
Total number of shares repurchased	—	—	—	675,672
Average price paid per share	$—	$—	$—	$40.39
Total value of shares repurchased (as measured at time of repurchase)	$—	$—	$—	$27.3
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
Other Income, Net
The following is a summary of other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Transition services agreement income from the DAx disposition	$2,662	$3,190	$8,489	$9,800
Gain on forgiveness of obligation	4,000	—	4,000	—
Other (expense) income	(43)	6	(3)	103
Total other income, net	$6,619	$3,196	$12,486	$9,903

3.	Business Combinations and Dispositions
There were no business combinations or dispositions during the three or nine months ended September 30, 2017.
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

For the nine months ended September 30, 2016, the results of Rentrak operations for the period subsequent to the Merger are included in the "As reported" column for the period January 29, 2016 through September 30, 2016.

	Nine Months Ended September 30, 2016
(Amounts in thousands, except share and per share amounts)	As reported	Pro forma adjustment		Pro forma
Revenues	$292,540	$8,116	(1)	$300,656
Operating expenses	390,277	(18,872)	(2)	371,405
Net (loss) income	(85,283)	26,988		(58,295)

Basic net loss per common share	$(1.54)			$(1.02)
Diluted net loss per common share	(1.54)			(1.02)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	55,216,413	1,870,461	(3)	57,086,874
Diluted	55,216,413	1,870,461	(3)	57,086,874

(1) The Rentrak pro forma adjustment for revenue for the nine months ended September 30, 2016 relates to the unaudited results of Rentrak for the period January 1, 2016 through January 28, 2016.

(2) The Rentrak pro forma adjustments for operating expenses for the nine months ended September 30, 2016 consist of the following:

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
During the three months ended September 30, 2016, the Company recognized revenue attributable to the Compete assets acquisition of approximately $4.2 million and incurred $4.7 million in expenses associated with the transition services agreement with Compete. During the nine months ended September 30, 2016, the Company recognized revenue attributable to the Compete assets acquired of approximately $7.2 million and incurred $8.3 million in expenses associated with the transition services agreement with Compete. As of September 30, 2017 and December 31, 2016, the Company was owed $0.3 million and $3.7 million, respectively, from

Compete associated with billing and collections that were to be remitted to the Company from the acquired customer contracts. The amounts due from Compete are included in total related party accounts receivable on the Condensed Consolidated Balance Sheets.

Disposition of Digital Analytix and Adobe Strategic Partnership Agreement
On November 5, 2015, the Company executed a definitive agreement to sell and exclusively license certain assets, rights and properties primarily related to the business operations of the Company’s Digital Analytix ("DAx") solution, including certain exclusively DAx-related agreements with customers and certain intellectual property (the “Disposed Assets”) to Adobe Systems Incorporated (“Adobe”). On January 21, 2016, the sale was completed and in consideration for the Disposed Assets, Adobe paid $45.0 million in cash to the Company and provided the Company a license agreement (the "Holdback License") valued at $2.0 million. The Holdback License allowed the Company to service, for one-year, certain non-DAx customers using the proprietary technology sold to Adobe as the Company developed an alternative platform. The Company recognized a gain on disposition of DAx during the nine months ended September 30, 2016 of $33.5 million.
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
The Company agreed to continue to employ certain personnel needed to operate the Disposed Assets and to provide support to Adobe pursuant to a transition services agreement ("TSA") for a three-year term. The Company’s expenses related to the TSA are recorded as general and administrative expenses as incurred and Adobe's payment of these costs were reflected in other income in the same period as the expenses are incurred. Pursuant to the TSA, the Company recognized other income of $2.7 million and $3.2 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company has recognized other income of $8.5 million and $9.8 million, respectively.
In September 2017, the Company and Adobe agreed to terminate the SPA and Adobe released the Company from its remaining $4.0 million obligation. The Company agreed to pay $2.0 million to Adobe to extend the term of the Holdback License through December 31, 2017. For the nine months ended September 30, 2017, the relief from the obligations is reflected in other income.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	September 30, 2017	December 31, 2016
(In thousands)	Level 1	Level 1
Money market funds (1)	$200	$9,475
Marketable securities:
Fixed-income mutual fund (2)	$13,446	$28,412
(1) Level 1 cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of the Company's marketable securities is determined based on a quoted market price.
As of September 30, 2017, the Company does not have any assets or liabilities that are measured at fair value on a recurring basis other than money market funds and marketable securities. Due to their short-term nature, the carrying amounts reported in the interim Condensed Consolidated Financial Statements approximate the fair value for accounts receivable, accounts payable and accrued expenses. The Company believes the carrying value of its capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2).
There were no changes to the Company's valuation methodologies during the nine months ended September 30, 2017. As of September 30, 2017, there are no securities in an unrealized loss position.

5.	Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	September 30, 2017	December 31, 2016
Payroll and payroll-related	16,424	20,042
Professional fees	19,812	13,780
Accrued data costs	13,639	8,473
Amounts due to Adobe	2,604	2,668
Other	3,644	7,944
	$56,123	$52,907

6.	Commitments and Contingencies
Contingencies
The Company is involved in various legal proceedings from time to time.  The Company establishes reserves for specific legal proceedings when management determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The Company has also identified certain other legal matters where an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. In these cases the Company does not establish a reserve until it can reasonably estimate the loss. Legal fees are expensed as incurred. The outcomes of legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period.
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
Proposed Derivative Litigation Settlement. On September 10, 2017 the Company, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, the Company would receive a $10.0 million cash payment, funded by the Company’s insurer. Pursuant to this proposed settlement, the Company has agreed, subject to court approval, to contribute $8.0 million in comScore Common Stock toward the payment of attorneys’ fees. The Company has also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. On January 31, 2018 the parties entered into a Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the settlement on February 2, 2018. The Court held a hearing on the plaintiffs' motion for preliminary approval on February 14, 2018, indicated that it would grant preliminary approval with minor modifications to the proposed notice of settlement and scheduled a hearing to determine whether to finally approve settlement on June 7, 2018. On February 23, 2018, the Court entered an order preliminarily approving the proposed settlement. As of September 30, 2017, the Company reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers. For 2017, $2.0 million was recorded as a reduction to investigation and audit related expenses on the Company's Consolidated Statements of Operations and Comprehensive Loss.

Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of the Company's current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in the Company's registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants are liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On April 24, 2017, all defendants filed motions to dismiss. After the motion was fully briefed and after a hearing, the Court denied all motions to dismiss on August 4, 2017. The parties are currently engaged in discovery, and on September 25, 2017, the Hulme plaintiff moved to certify the class. The Company filed its opposition to the Hulme plaintiff’s motion to certify the class on November 9, 2017. The Court held a hearing on the motion on December 5, 2017, and at that hearing, the Court deferred ruling on the motion until February 14, 2018 pending the proposed settlement in the Fresno County Employees’ Retirement Association case (“Fresno County”, described below). On February 14, 2018, following a hearing, the Court granted class certification only as to EY and deferred ruling on class certification as to all other defendants, pending the final approval hearing in Fresno County scheduled for June 7, 2018. The outcome of this matter is unknown but the Company does not believe a material loss was probable or estimable as of September 30, 2017 or December 31, 2016.
Federal Securities Class Action Litigation
Also in October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against the Company, certain of the Company's current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed a second consolidated amended class action complaint, which alleged that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in the Company and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. The Company and the individual defendants filed motions to dismiss, the court held oral argument on those motions on July 14, 2017, however, on July 28, 2017, the court denied those motions. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against the Company. All of the $27.2 million in cash would be funded by the Company's insurers. The Company has the option to fund all or a portion of the $82.8 million with cash in lieu of Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018. On January 29, 2018, the Court held a hearing regarding the plaintiffs' motion for preliminary approval and entered an order granting preliminary approval of the settlement that same day. The settlement remains subject to final approval by the Court, and to that end, the Court has scheduled a hearing to determine whether to finally approve the settlement on June 7, 2018. As of September 30, 2017, the Company has reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from the Company's insurers. As of September 30, 2017, the Company had not recognized the proposed settlement in the Condensed Consolidated Balance Sheet.
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
SEC Investigation
The United States Securities and Exchange Commission (“SEC”) is investigating allegations regarding revenue recognition, internal controls, non-GAAP disclosures and whistleblower retaliation. The SEC has made no decisions regarding these matters including whether any securities laws have been violated. The Company is cooperating fully with the SEC.
Export Controls Review
The Company recently became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company has filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. The Company has notified OFAC and BIS of the ongoing internal review, which is being conducted with the assistance of outside counsel. If any violations are confirmed as part of the internal review, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, we believe that a material loss was not probable or estimable as of September 30, 2017 or December 31, 2016.
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
During the three months ended September 30, 2017, the Company recorded an income tax provision of $2.3 million resulting in an effective tax rate 1.8%. During the three months ended September 30, 2016, the Company recorded an income tax provision of $0.4 million resulting in an effective tax rate of 1.4%.
During the nine months ended September 30, 2017, the Company recorded an income tax provision of $4.2 million resulting in an effective tax rate of 2.1%. During the nine months ended September 30, 2016, the Company recorded an income tax benefit of $4.9 million resulting in an effective tax rate of 5.4%. These effective tax rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of foreign tax rate differences and increases in the Company’s valuation allowance against its domestic deferred tax assets. Also included in the effective tax rate for the nine months ended September 30, 2016 is the release of a portion of the Company’s valuation allowance against its domestic deferred tax assets as a result of the Rentrak Merger. The tax impact of the valuation allowance release was an income tax benefit of $6.9 million and is the primary reason for the decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the effective tax rate for the nine months ended September 30, 2016.
As of September 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $2.5 million and $3.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
In December 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. No adjustments have been made to the balances as of or for the three and nine months ended September 30, 2017. The impact of the new legislation will be reflected in the quarter ended December 31, 2017.

8.	Related Party Transactions
Transactions with WPP
As of September 30, 2017, WPP owned approximately 11,289,364 shares of the Company's outstanding Common Stock, representing approximately 19.7% ownership in the Company. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different product lines and receives various services from WPP and its affiliates supporting the Company's data collection efforts.
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
The Company's results from transactions with WPP and its affiliates as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue (1)	$3,385	$2,179	$9,730	$6,688
Cost of revenues	3,446	5,193	10,333	10,491
Selling and marketing	52	744	120	1,328
Research and development	37	1,447	90	2,575
General and administrative	32	186	81	343
Interest income	148	263	551	864

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

The Company has the following balances related to transactions with WPP and its affiliates reflected in the Condensed Consolidated Balance Sheets:

(In thousands)	September 30, 2017	December 31, 2016
Accounts receivable, net	$4,281	$8,412
Prepaid and other current assets	—	2,923
Other non-current assets	—	185
Subscription receivable (additional paid-in capital)	12,256	21,266
Accounts payable	467	17
Accrued expenses	3,226	3,084
Deferred revenue	3,521	4,654

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
The Company's results from transactions with CrossCountry as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
General and administrative	$550	$—	$662	$—
Investigation and audit related	5,303	506	12,160	506

The Company has the following balances related to transactions with CrossCountry reflected in the Condensed Consolidated Balance Sheets:

(In thousands)	September 30, 2017	December 31, 2016
Accounts payable	$3,064	$—
Accrued expenses	973	2,057

9.	Subsequent Events
For a discussion of the Company's significant subsequent events please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 10-K, and elsewhere in this 10-Q. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this 10-Q.
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
Rights Plan
On February 7, 2017, the Board adopted a rights plan (the “Rights Plan”) and declared a dividend to the Company’s stockholders of record as of the close of business on February 18, 2017, for each outstanding share of Common Stock, of one right (a “Right”) to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”), at a price of $120.00 per Right. The terms of the Rights Plan and the Rights were set forth in the Tax Asset Protection Rights Agreement, dated as of February 8, 2017 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.
The purpose of the Rights Plan was to preserve the Company’s ability to utilize its net operating loss carryforwards and other significant tax attributes to offset future taxable income in the United States, which could be significantly limited if the Company experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. The Company had designated 1,000,000 shares of its Series A Preferred Stock in connection with the adoption of the Rights Plan.
In connection with the agreement with Starboard Value LP, on September 28, 2017, the Company entered into an amendment to the Rights Agreement to accelerate the expiration date of the Rights under the Rights Agreement to September 28, 2017, effectively terminating the Rights Agreement on that date. At the time of such termination, all of the Rights distributed to holders of the Company’s Common Stock pursuant to the Rights Agreement expired. Following the expiration of the Rights and the termination of the Rights Agreement, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the 1,000,000 shares of Series A Preferred Stock and returning them to authorized but undesignated shares of the Company’s preferred stock. No shares of Series A Preferred Stock were issued.
Agreement with Starboard Value LP
On September 28, 2017, the Company entered into an agreement with Starboard Value LP and certain of its affiliates (collectively, “Starboard”), which at the time beneficially owned approximately 4.8% of our Common Stock and had filed a lawsuit in Delaware seeking an order to compel us to hold an annual meeting of stockholders.
Pursuant to this agreement, among other things, we agreed to appoint to the Board four new independent directors recommended by Starboard, and granted Starboard the right, subject to certain conditions, to appoint up to two additional members of the Board, and Starboard agreed to dismiss the lawsuit it had filed and to vote its shares in favor of all of the Company’s director nominees, and otherwise in accordance with the Board’s recommendations on all other proposals, at the Company’s next annual meeting of stockholders.

Results of Operations
The following table sets forth selected unaudited Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$100,323	100.0%	$100,722	100.0%	$300,623	100.0%	292,540	100.0%
Cost of revenues	48,803	48.6%	45,213	44.9%	143,417	47.7%	126,263	43.2%
Selling and marketing	29,873	29.8%	31,004	30.8%	90,796	30.2%	93,923	32.1%
Research and development	21,580	21.5%	22,559	22.4%	64,102	21.3%	65,750	22.5%
General and administrative	22,331	22.3%	15,525	15.4%	53,426	17.8%	79,496	27.2%
Investigation and audit related	21,392	21.3%	10,816	10.7%	56,469	18.8%	32,790	11.2%
Amortization of intangible assets	8,491	8.5%	8,886	8.8%	25,669	8.5%	23,149	7.9%
Gain on asset disposition	—	—%	—	—%	—	—%	(33,457)	(11.4)%
Settlement of litigation, net	81,799	81.5%	(147)	(0.1)%	82,417	27.4%	2,363	0.8%
Total expenses from operations	234,269	233.5%	133,856	132.9%	516,296	171.7%	390,277	133.4%
Loss from operations	(133,946)	(133.5)%	(33,134)	(32.9)%	(215,673)	(71.7)%	(97,737)	(33.4)%
Interest expense, net	(148)	(0.1)%	(242)	(0.2)%	(554)	(0.2)%	(331)	(0.1)%
Other income, net	6,619	6.6%	3,196	3.2%	12,486	4.2%	9,903	3.4%
Loss from foreign currency transactions	(298)	(0.3)%	(584)	(0.6)%	(1,523)	(0.5)%	(1,978)	(0.7)%
Loss before income taxes	(127,773)	(127.4)%	(30,764)	(30.5)%	(205,264)	(68.3)%	(90,143)	(30.8)%
Income tax (provision) benefit	(2,296)	(2.3)%	(432)	(0.4)%	(4,223)	(1.4)%	4,860	1.7%
Net loss	$(130,069)	(129.7)%	$(31,196)	(31.0)%	$(209,487)	(69.7)%	$(85,283)	(29.2)%
The operating results of Rentrak Corporation (“Rentrak”) are included in the three and nine months ended September 30, 2016 from the date of the consummation of the merger, January 29, 2016. Therefore, comparisons of our operating results between periods may not be meaningful, particularly as it relates to the operating results of Rentrak for the three and nine months ended September 30, 2017 and 2016, respectively.
The significant changes in our results of operations are more fully described below.
Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues
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
Revenues from these four offerings of products and services are as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ Variance	% Variance
Digital Audience	$55,430	$58,961	$(3,531)	(6.0)%
TV and Cross-Platform	23,754	21,369	2,385	11.2%
Advertising	11,474	11,507	(33)	(0.3)%
Movies	9,665	8,885	780	8.8%
Total revenues	$100,323	$100,722	$(399)	(0.4)%
Total revenues decreased by approximately $399,000, or (0.4)%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Increased revenue in TV and Cross-Platform was offset by decreased revenue in Digital Audience. The increase in TV and Cross-Platform revenue related to increased demand for our national and local TV station offerings. These products continued to experience growth from both the acquisition of new customers and the expansion of agreements with existing customers. Movies revenue continued the growth seen by Rentrak prior to the merger, as our global footprint remained strong and our products continued to result in higher contract values. The decrease in Digital Audience revenue related to both changes in our products and an evolving advertising market. Our investment to strengthen our products by adding mobile data sources resulted in disrupting some data trends, which impacted the stability of our reporting and impacted customers. As a result, some customers ceased purchases and others delayed renewals. In addition, changes in industry-wide ad buying has weakened smaller publishers and as such, some of our small customers did not renew in 2017. As a result, while our largest customers continued to purchase these products, our overall customer base shrunk during 2017.
Operating Expenses
The majority of our operating expenses consist of employee costs including salaries, benefits, stock-based compensation, and related personnel costs, professional fees, data costs, expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels, rent and other facility related costs, depreciation expense, amortization and litigation-related expenses. Our single largest operating expense relates to our people.
Total expenses from operations for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Variance	% Variance
Cost of revenues	$48,803	48.6%	$45,213	44.9%	$3,590	7.9%
Selling and marketing	29,873	29.8%	31,004	30.8%	(1,131)	(3.6)%
Research and development	21,580	21.5%	22,559	22.4%	(979)	(4.3)%
General and administrative	22,331	22.3%	15,525	15.4%	6,806	43.8%
Investigation and audit related	21,392	21.3%	10,816	10.7%	10,576	97.8%
Amortization of intangible assets	8,491	8.5%	8,886	8.8%	(395)	(4.4)%
Settlement of litigation, net	81,799	81.5%	(147)	(0.1)%	81,946	(55,745.6)%
Total expenses from operations	$234,269	233.5%	$133,856	132.9%	$100,413	75.0%
Total expenses from operations increased by approximately $100.4 million, or 75.0%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was attributable to the following:

•	Increased settlement of litigation expenses primarily attributable to the proposed settlement of the federal securities class action litigation.

•
Increased investigation and audit related expenses as result of increased professional fees associated with legal and forensic accounting services rendered as part of our Audit Committee’s investigation and our subsequent review of policies, practices, internal controls and disclosure matters. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements.

•	Increased general and administrative expenses primarily from an increase employee costs. This increase is attributable to an increase in stock-based compensation expense.
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
Cost of revenues for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$15,506	15.5%	$14,438	14.3%	$1,068	7.4%
Data costs	12,036	12.0%	7,059	7.0%	4,977	70.5%
Systems and bandwidth costs	5,277	5.3%	4,169	4.1%	1,108	26.6%
Panel costs	5,160	5.1%	5,545	5.5%	(385)	(6.9)%
Rent and depreciation	4,284	4.3%	4,328	4.3%	(44)	(1.0)%
Professional fees	1,531	1.5%	1,951	1.9%	(420)	(21.5)%
Sample and survey costs	1,479	1.5%	1,590	1.6%	(111)	(7.0)%
Technology	1,303	1.3%	1,225	1.2%	78	6.4%
Royalties and resellers	359	0.4%	682	0.7%	(323)	(47.4)%
Compete transition services agreement	—	—%	2,353	2.3%	(2,353)	(100.0)%
Other	1,868	1.9%	1,873	1.9%	(5)	(0.3)%
Total cost of revenues	$48,803	48.6%	$45,213	44.9%	$3,590	7.9%
Cost of revenues increased by $3.6 million, or 7.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was largely attributable to higher employee costs and for investments made to improve our operations and expansion of our TV data as well as our digital platform through purchases of additional mobile data and panels in the 2017 period. This increase was offset by the reduction in expense associated with the engineering services provided by Compete, Inc. (“Compete”) pursuant to a transition services agreement that we entered into following our April 2016 acquisition of certain assets of Compete.
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

Selling and marketing expenses for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$22,167	22.1%	$22,823	22.7%	$(656)	(2.9)%
Rent and depreciation	3,018	3.0%	2,617	2.6%	401	15.3%
Travel	1,617	1.6%	1,745	1.7%	(128)	(7.3)%
Professional fees	1,491	1.5%	1,592	1.6%	(101)	(6.3)%
Compete transition services	—	—%	721	0.7%	(721)	(0.7)%
Other	1,580	1.6%	1,506	1.5%	74	4.9%
Total selling and marketing expenses	$29,873	29.8%	$31,004	30.8%	$(1,131)	(3.6)%

Selling and marketing expenses decreased by $1.1 million, or 3.6%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease was largely attributable to a reduction in employee costs and a decrease in expenses associated with the Compete transition services agreement.
Research and Development
Research and development expenses include new product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation, and other related costs for personnel associated with research and development activities, third party expenses to develop new products, third-party data costs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software.
Research and development expenses for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$17,344	17.3%	$16,579	16.5%	$765	4.6%
Rent and depreciation	1,851	1.8%	1,818	1.8%	33	1.8%
Technology	1,239	1.2%	1,012	1.0%	227	22.4%
Professional fees	496	0.5%	1,052	1.0%	(556)	(52.9)%
Compete transition services	—	—%	1,434	1.4%	(1,434)	(100.0)%
Other	650	0.6%	664	0.7%	(14)	(2.1)%
Total research and development expenses	$21,580	21.5%	$22,559	22.4%	$(979)	(4.3)%

Research and development expenses decreased by $1.0 million, or 4.3%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease was primarily attributable to a reduction in professional fees associated with the development of a platform following the acquisition of the Compete assets. These decreases were offset by an increase in employee costs and an increase in technology costs as we increased focus on new product offerings.
General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits, stock-based compensation, and other related costs, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.

General and administrative expenses for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$11,322	11.3%	$6,449	6.4%	$4,873	75.6%
Professional fees	4,111	4.1%	2,522	2.5%	1,589	63.0%
DAx transition services agreement	2,661	2.7%	3,191	3.2%	(530)	(16.6)%
Rent and depreciation	877	0.9%	932	0.9%	(55)	(5.9)%
Office expenses	510	0.5%	600	0.6%	(90)	(15.0)%
Other	2,850	2.8%	1,831	1.8%	1,019	55.7%
Total general and administrative expenses	$22,331	22.3%	$15,525	15.4%	$6,806	43.8%
General and administrative expenses increased by $6.8 million, or 43.8%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was largely attributable to an increase in professional fees incurred, and an increase in employee costs. This increase in employee costs was primarily attributable to an increase in stock-based compensation during the three months ended September 30, 2017. These increases were offset by a reduction in the expenses associated with the transition services agreement we entered into with Adobe Systems Incorporated (“Adobe”) following our sale of our Digital Analytix business (“DAx”) to Adobe in January 2016.
Investigation and Audit Related
In February 2016, the Audit Committee commenced an internal investigation, with the assistance of outside advisors. Investigation, audit, and litigation related expenses were $21.4 million and $10.8 million for the three months ended September 30, 2017 and 2016, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions. Amortization of intangible assets decreased by $395,000, or 4.4%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This is attributable to intangibles becoming full amortized between prior to the conclusion of September 30, 2017, as there were no new intangible assets acquired since the second quarter 2016.
Settlement of Litigation, Net
Settlement of litigation, net, consists of losses from the settlement related to our various litigation matters offset by gains from our patent litigation settlements. The losses are net of insurance proceeds. Settlement of litigation, net increased by $81.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The net settlement of litigation expense for the 2017 period primarily relates to the proposed settlement of the federal securities class action litigation. As of September 30, 2017, we had a total of $118.7 million in accrued litigation settlements and $37.2 million in insurance recoverable on litigation settlements on our consolidated balance sheets.

Other Income, Net
Other income, net represents income and expenses incurred that are generally not recurring in nature nor part of our normal operations. The following is a summary of other income, net:

	Three Months Ended September 30,
(In thousands)	2017	2016
Transition services agreement income from the DAx disposition	$2,662	$3,190
Gain on forgiveness of obligation	4,000	—
Other (expense) income	(43)	6
Total other income, net	$6,619	$3,196
Other income, net, was $6.6 million for the three months ended September 30, 2017 compared to $3.2 million for the three months ended September 30, 2016, respectively. Income from transition services represents Adobe's payment of costs incurred under the transition services agreement following the DAx disposition and are offset in our general and administrative expenses. The gain on forgiveness of obligation in 2017 represents the termination of the strategic partnership agreement (“SPA”) with Adobe in September 2017, which released us from our $4.0 million remaining obligation under the SPA.
Results for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Variance	% Variance
Digital Audience	$167,733	$175,906	$(8,173)	(4.6)%
TV and Cross-Platform	71,138	55,349	15,789	28.5%
Advertising	33,515	35,780	(2,265)	(6.3)%
Movies	28,237	24,205	4,032	16.7%
DAx (1)	—	1,300	(1,300)	(100.0)%
Total revenues	$300,623	$292,540	$8,083	2.8%
(1) On January 21, 2016, the sale of DAx was completed, and this revenue has been excluded from our four product and service offerings.
Total revenues increased by approximately $8.1 million, or 2.8%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During 2017, increased revenue in TV and Cross-Platform and Movies were offset by decreased revenue from Digital Audience and Advertising. The 2017 period included a full nine months of Rentrak revenue versus eight months in 2016, which is slightly offset by the inclusion of one month of DAx revenue in 2016. The estimate for January 2016 Rentrak revenue is approximately $8.1 million. The increase in TV and Cross-Platform revenue relates to demand for our national and local TV station offerings. These products continued to experience solid growth from both the acquisition of new customers and the expansion of agreements with existing customers. Movies revenue increased as our global footprint remained strong and our products continued to result in higher contract values. As we collect data from nearly all box office locations worldwide, our customers continued to expand and renew agreements.
The decrease in Digital Audience revenue related to both changes in our products and an evolving advertising market. Our investment to strengthen our products by adding mobile data sources resulted in disrupting some data trends which impacted customers. As a result, some customers ceased purchases and others delayed renewals. In addition, changes in industry wide ad buying has weakened smaller publishers and as such, some of our small customers did not renew. As a result, while our largest customers continued to purchase these products, our overall customer base shrunk during 2017.

Operating Expenses
In January 2016, we merged with Rentrak and as such, operating expenses for the nine months ended September 30, 2016 reflect eight months of combined activity.
Total operating expenses for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Variance	% Variance
Cost of revenues	$143,417	$126,263	$17,154	13.6%
Selling and marketing	90,796	93,923	(3,127)	(3.3)%
Research and development	64,102	65,750	(1,648)	(2.5)%
General and administrative	53,426	79,496	(26,070)	(32.8)%
Investigation and audit related	56,469	32,790	23,679	72.2%
Amortization of intangible assets	25,669	23,149	2,520	10.9%
Gain on asset disposition	—	(33,457)	33,457	(100.0)%
Settlement of litigation, net	82,417	2,363	80,054	nm (1)
Total expenses from operations	$516,296	$390,277	$126,019	32.3%
(1) Not meaningful
Total expenses from operations increased by approximately $126.0 million, or 32.3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was attributable to the following:

•	Increased settlement of litigation expenses primarily attributable to the proposed settlement on the federal securities class action litigation.

•	Decreased gains from asset dispositions as the DAx disposition occurred during 2016 and there were no similar dispositions in 2017.

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

•
Decreased general and administrative expenses primarily due to merger and integration costs in 2016 related to our merger with Rentrak as well as decreased stock-based compensation expense, primarily attributable to the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger.

Cost of Revenues
Cost of revenues for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$44,703	14.9%	$43,099	14.7%	$1,604	3.7%
Data costs	31,756	10.6%	21,348	7.3%	10,408	48.8%
Panel costs	18,165	6.0%	13,385	4.6%	4,780	35.7%
Systems and bandwidth costs	15,332	5.1%	12,706	4.3%	2,626	20.7%
Rent and depreciation	13,253	4.4%	12,492	4.3%	761	6.1%
Professional fees	4,425	1.5%	4,617	1.6%	(192)	(4.2)%
Sample and survey costs	4,173	1.4%	3,943	1.3%	230	5.8%
Technology	3,810	1.3%	3,369	1.2%	441	13.1%
Royalties and resellers	2,214	0.7%	2,029	0.7%	185	9.1%
Compete transition services agreement	—	—%	4,180	1.4%	(4,180)	(100.0)%
Other	5,586	1.9%	5,095	1.7%	491	9.6%
Total cost of revenues	$143,417	47.7%	$126,263	43.2%	$17,154	13.6%

Cost of revenues increased by $17.2 million, or 13.6%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase in cost of revenues was primarily attributable to investments made to improve our operations, panel costs and systems and bandwidth costs to support our infrastructure to deliver our products and services. These increases were offset by the reduction in expense associated with the engineering services provided by Compete as part of the transition services agreement.
Selling and Marketing
Selling and marketing expenses for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$67,703	22.5%	$68,755	23.5%	$(1,052)	(1.5)%
Rent and depreciation	7,966	2.6%	8,133	2.8%	(167)	(2.1)%
Travel	5,241	1.7%	5,603	1.9%	(362)	(6.5)%
Professional fees	4,896	1.6%	5,380	1.8%	(484)	(9.0)%
Compete transition services agreement	—	—%	1,283	0.4%	(1,283)	(100.0)%
Other	4,990	1.7%	4,769	1.6%	221	4.6%
Total selling and marketing expenses	$90,796	30.2%	$93,923	32.1%	$(3,127)	(3.3)%
Selling and marketing expenses decreased by $3.1 million, or 3.3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily due to decreases employee costs as a result of a reduction to our direct sales force and industry experts, a reduction in outside professional fees and a decrease associated with the Compete transition services agreement.

Research and Development
Research and development expenses for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$51,292	17.1%	$50,954	17.4%	$338	0.7%
Rent and depreciation	5,683	1.9%	5,386	1.8%	297	5.5%
Technology	3,309	1.1%	2,822	1.0%	487	17.3%
Professional fees	1,824	0.6%	2,384	0.8%	(560)	(23.5)%
Compete transition services agreement	—	—%	2,544	0.9%	(2,544)	(100.0)%
Other	1,994	0.7%	1,660	0.6%	334	20.1%
Total research and development expenses	$64,102	21.3%	$65,750	22.5%	$(1,648)	(2.5)%
Research and development expenses decreased by $1.6 million, or 2.5%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily attributable to a reduction in professional fees associated with the development of a platform following the acquisition of the Compete assets and a decrease in expense associated with the transition services agreement. These decreases were offset by an increase in employee costs and an increase in technology costs as we increased focus on new product offerings.
General and Administrative
General and administrative expenses for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$22,822	7.6%	$39,592	13.5%	$(16,770)	(42.4)%
Professional fees	10,654	3.5%	18,570	6.3%	(7,916)	(42.6)%
DAx Transition Services Agreement	8,412	2.8%	9,800	3.3%	(1,388)	(14.2)%
Rent and depreciation	2,640	0.9%	2,748	0.9%	(108)	(3.9)%
Office expenses	1,637	0.5%	1,645	0.6%	(8)	(0.5)%
Other	7,261	2.4%	7,141	2.4%	120	1.7%
Total general and administrative expenses	$53,426	17.8%	$79,496	27.2%	$(26,070)	(32.8)%
General and administrative expenses decreased by $26.1 million, or 32.8%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was attributable to decreases in employee costs due to a reduction in stock-based compensation associated with the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger during 2016. In addition, professional fees decreased from lower merger and integration costs and expenses associated with the DAx transition services agreement.
Investigation and Audit Related
The investigation, audit, and litigation related expenses were $56.5 million and $32.8 million during the nine months ended September 30, 2017 and 2016, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions. Amortization of intangible assets increased by $2.5 million, or 10.9%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. In January 2016, we merged with Rentrak and acquired $170.3 million in definite-lived intangible assets and as such, only incurred eight months of amortization expense for these intangibles for the nine months ended September 30, 2016. In addition, we recognized additional amortization expense during the nine months ended September 30, 2017 associated with the intangible assets acquired as part of the Compete acquisition in the second quarter of 2016.

Gain on Asset Disposition
During the nine months ended September 30, 2016, we sold our DAx business to Adobe and realized a gain on disposition of $33.5 million. There were no dispositions during the nine months ended September 30, 2017.
Settlement of Litigation, Net
Settlement of litigation, net increased by $80.1 million, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The net settlement of litigation expense for the 2017 period primarily relates to the proposed settlement of the federal securities class action litigation. As of September 30, 2017 we had a total of $118.7 million in accrued litigation settlements, and $37.2 million in insurance recoverable on litigation settlements on our Consolidated Balance Sheets.
Other Income, Net

	Nine Months Ended September 30,
(In thousands)	2017	2016
Transition services agreement income from the DAx disposition	$8,489	$9,800
Gain on forgiveness of obligation	4,000	—
Other (expense) income	(3)	103
Total other income, net	$12,486	$9,903
Other income, net, was $12.5 million for the nine months ended September 30, 2017 compared to $9.9 million for the nine months ended September 30, 2016, respectively. Income from transition services represents Adobe's payment of costs incurred under the transition services agreement following the DAx disposition and are offset in general and administrative expenses. The gain on forgiveness of obligation in 2017 represents the termination of the SPA with Adobe, which released us from our remaining obligation.
Loss from Foreign Currency Transactions
During the nine months ended September 30, 2017 and 2016, the loss from foreign currency transactions was $1.5 million and $2.0 million, respectively.
Provision for Income Taxes
A valuation allowance has been established against all of our U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended September 30, 2017, we recorded an income tax provision of $2.3 million resulting in an effective tax rate 1.8%. During the three months ended September 30, 2016, we recorded an income tax provision of $0.4 million resulting in an effective tax rate of 1.4%.
During the nine months ended September 30, 2017, we recorded an income tax provision of $4.2 million resulting in an effective tax rate of 2.1%. During the nine months ended September 30, 2016, we recorded an income tax benefit of $4.9 million resulting in an effective tax rate of 5.4%. These effective tax rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of foreign tax rate differences and increases in our valuation allowance against our domestic deferred tax assets. Also included in the effective tax rate for the nine months ended September 30, 2016 is the release of a portion of our valuation allowance against our domestic deferred tax assets as a result of the Rentrak merger. The tax impact of the valuation allowance release was an income tax benefit of $6.9 million and is the primary reason for the decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the effective tax rate for the nine months ended September 30, 2016.
In December 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. No adjustments have been made to the balances as of or for the three and nine months ended September 30, 2017. The impact of the new legislation will be reflected in the quarter ended December 31, 2017.

Key Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$100,323	$100,722	$300,623	$292,540
Non-GAAP revenue (1)(3)	$100,323	$100,722	$300,623	$291,240
Net loss	$(130,069)	$(31,196)	$(209,487)	$(85,283)
Adjusted EBITDA (2)(3)	$(4,951)	$6,079	$(10,563)	$19,662
Adjusted EBITDA margin (2)(3)	(4.9)%	6.0%	(3.5)%	6.8%
(1)Non-GAAP revenue is not calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP"). A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations, are included in the section titled "Non-GAAP Financial Measures."
(2) Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations, are included in the section titled “Non-GAAP Financial Measures.”
(3) We divested our DAx business on January 21, 2016. Amounts for the nine months ended September 30, 2016 include adjustments to exclude DAx products and are based on the revenue and direct costs attributable to the disposed products.
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
The following table presents a reconciliation of non-GAAP revenue to GAAP revenue, for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues (GAAP)	$100,323	$100,722	$300,623	$292,540
Less: Non-GAAP revenue adjustment (1)	—	—	—	(1,300)
Non-GAAP revenue	$100,323	$100,722	$300,623	$291,240
(1) Adjustment related to dispositions to remove revenue attributable to DAx, which was disposed of during the nine months ended September 30, 2016.

The following table presents a reconciliation of Adjusted EBITDA to net loss, for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net loss (GAAP)	$(130,069)	$(31,196)	$(209,487)	$(85,283)

Income tax provision (benefit)	2,296	432	4,223	(4,860)
Interest expense, net	148	242	554	331
Depreciation	6,233	6,266	18,229	19,287
Amortization of intangible assets	8,491	8,886	25,669	23,149
EBITDA	(112,901)	(15,370)	(160,812)	(47,376)

Adjustments:
Stock-based compensation	8,722	4,907	15,366	44,007
Investigation and audit related	21,392	10,816	56,469	32,790
Settlement of litigation, net	81,799	(147)	82,417	2,363
Gain on asset disposition	—	—	—	(33,457)
Post-merger integration costs (1)		5,224	—	11,684
Acquisition costs (2)	—	655	—	10,047
Adjustment related to dispositions (3)	—	—	—	(293)
Other income, net (4)	(3,963)	(6)	(4,003)	(103)
Adjusted EBITDA	$(4,951)	$6,079	$(10,563)	$19,662
Adjusted EBITDA margin	(4.9)%	6.0%	(3.5)%	6.8%
(1) Post-merger integration costs consist of third party costs incurred following our Merger with Rentrak.
(2) Acquisition costs are largely comprised of third party costs incurred related to our Merger with Rentrak, acquisitions and related transactions with Compete and WPP during the three and nine months ended September 30, 2016.
(3) Adjustment related to dispositions consists of costs incurred and adjustments to remove revenue and expenses, and related costs, attributable to DAx, which was disposed of during the nine months ended September 30, 2016.
(4) Adjustments to other income, net, include items classified as non-operating other income, net on our Condensed Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement income for the DAx disposition.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Condensed Consolidated Statements of Cash Flow Data
Net cash used in operating activities	$(27,701)	$(49,651)
Net cash provided by investing activities	7,404	49,980
Net cash used in financing activities	(5,202)	(51,437)
Effect of exchange rate changes on cash	595	1,614
Net decrease in cash and cash equivalents	$(24,904)	$(49,494)
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
As of September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents totaling $54.8 million and marketable securities of $13.4 million.
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
Restricted cash represents our requirement to collateralize letter of credit and certain capital lease obligations as well as our corporate credit card obligations. As of September 30, 2017 and December 31, 2016, we had $8.7 million and $4.2 million of restricted cash, respectively.
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
Due to our delay in filing periodic reports, we were restricted from borrowing under the Credit Agreement. We entered into various waiver and amendment agreements during the period of non-compliance with our filings. Significant amendments to the Credit Agreement were as follows:

•
On August 19, 2016, we agreed to pay a fee to the lenders equal to 0.15% of the revolving credit facility commitment. In addition, we agreed to reduce the letter of credit sublimit under the Credit Agreement from $10.0 million to $4.8 million.

•	On June 30, 2017, we agreed to pay an additional fee to the lenders equal to 0.15% of the revolving credit facility commitment.

•
On September 29, 2017, the parties agreed to further reduce the revolving commitment amount from $100.0 million to $3.6 million, equal to the amount of outstanding letters of credit. The facility was to expire on the earlier of September 26, 2018 or the date the letter of credit commitments was equal to zero.

As of September 30, 2017, we did not have an outstanding balance under the revolving credit facility. As of September 30, 2017, $3.7 million in letters of credit were outstanding, all of which had been fully cash collateralized by us.

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
Subject to the terms of the Rights Offering, if undertaken, we will distribute to all stockholders rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering will be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes will be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon will begin to accrue and the maturity date thereof (which will be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which will be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard has also agreed to enter into one or more backstop commitment agreements, pursuant to which they will backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes.
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
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as to exclude non-cash items such as: depreciation, amortization of intangible assets, provision for bad debts, stock-based compensation, deferred tax provision (benefit), accrued settlement of litigation settlements to be settled in Common Stock, (gain) loss on dispositions, realized gain (loss) on marketable securities, change in the fair value of our equity investment, gain on forgiveness of obligation and dispositions of property and equipment.

Net cash used in operating activities during the nine months ended September 30, 2017 and 2016 was $27.7 million and $49.7 million, respectively. The decrease in cash used in operating activities was primarily attributable to the following changes during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016: the increase in the net loss of $124.2 million offset by net changes in the non-cash expenditures of $100.7 million and net changes in operating assets and liabilities of $45.4 million. The increase in our net loss and the change in operating assets and liabilities was primarily attributable to the significant increase in accrued expenses related to our investigation and audit as well as the accrual associated with the proposed settlement of the federal securities class action litigation. The increase in non-cash expenditures was largely attributable to the accrual of certain litigation settlements to be settled in Common Stock and was partially offset by a decrease in stock-based compensation expense as a result of the 2016 acceleration of equity awards held by certain Rentrak executives upon consummation of the merger, and as a result of the 2016 gain on asset disposition of $33.5 million.
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
Net cash provided by investing activities for the nine months ended September 30, 2017 was $7.4 million compared to net cash provided by investing activities of $50.0 million for the nine months ended September 30, 2016. The decrease in cash provided by investing activities was attributable to $37.1 million in net cash acquired in 2016 as a result of our merger with Rentrak, and $43.0 million in net cash received from the disposition of the DAx assets offset by $27.3 million of cash used to acquire certain assets of Compete during the nine months ended September 30, 2016. In addition, for the nine months ended September 30, 2017, we received $12.8 million more cash provided by the sale of marketable securities, offset by an increase in purchases of property and equipment to maintain and expand our technical infrastructure.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2017 and 2016 was $5.2 million and $51.4 million, respectively. This decrease in cash provided by financing activities was largely attributable to a $27.3 million reduction in cash used to repurchase shares under our share repurchase program, which was suspended indefinitely in March 2016. In addition, we used $16.8 million less in cash for shares repurchased pursuant to the exercise by stock incentive plan participants of their right to use shares of Common Stock to satisfy their tax withholding obligations. We also received $4.1 million less in proceeds from the exercise of employee stock options and paid $1.7 million less in capital lease and software license arrangements offset by $4.6 million of additional proceeds from the minimum commitment agreements with WPP.
Contractual Payment Obligations
Our principal lease commitments consist of obligations under leases for office space, computer and telecommunications equipment and software agreements. We financed the purchase of some of our computer equipment under capital lease arrangements over a period of 36 to 42 months.
Other purchase obligations are primarily comprised of unconditional obligations associated with network operators and commitments to vendors to perform operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
As of September 30, 2017, $3.7 million in letters of credit were outstanding under the Credit Agreement. These letters of credit may be reduced periodically provided we meet the conditional criteria of each related lease agreement.
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

As noted in Footnote 6, Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements, on September 10, 2017, we, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement for the federal securities class action litigation, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in comScore Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against us. All of the $27.2 million in cash would be funded by our insurers. We have the option to fund all or a portion of the $82.8 million with cash in lieu of Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018 and following a hearing on that motion, the Court entered an order preliminarily approving the settlement on January 29, 2018. The settlement remains subject to final approval by the Court, which is expected to occur in mid-2018. As of September 30, 2017, we have reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers.
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
As of September 30, 2017, our cash reserves were maintained in bank deposit and money market accounts totaling $54.8 million. The cash is held for working capital purposes. We maintained $8.7 million in restricted cash that is required to collateralize our letter of credit and certain capital lease obligations as well corporate credit card obligations. Our $13.4 million of marketable securities are comprised of an investment in a fixed-income mutual fund. In general, when interest rates rise, security values fall and investors may lose principal value. We monitor this account regularly and have evaluated and assessed the potential effect of this risk. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Unrealized gains and losses on these investments will fluctuate and, historically, have not been significant. We are exposed to market risks and cannot predict what impact fluctuations in the market may have on the value of these securities.

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
Our management, including the President and Executive Vice Chairman and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our management concluded that as of September 30, 2017, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A of our 2017 10-K.
Changes in Internal Control over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the remediation actions disclosed in Item 9A in our 2017 10-K, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our 2017 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the year ended December 31, 2017.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2017
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2017, we repurchased the following shares of Common Stock:

	Total Number of Shares (or Units) Purchased (1)	Average Price Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1 - July 31, 2017	—	$—	—	$—
August 1 - August 31, 2017	9,597	26.20	—	—
September 1 - September 30, 2017	—	—	—	—
Total	9,597	$26.20	—	$—

(1)
The shares included in the table above were repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards, which shares were repurchased at the then current fair market value of the shares.

(2)
There were no shares purchased pursuant to our share repurchase programs. On March 5, 2016, the Company’s Board suspended the share repurchase program indefinitely, with such suspension to be re-evaluated following the completion of the Audit Committee’s investigation and us regaining compliance with our SEC reporting requirements.

For the three months ended September 30, 2017, there were no shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Certificate of Elimination of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

4.1
Amendment to Tax Asset Protection Rights Agreement, dated as of September 28, 2017, between comScore, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A/A, filed September 29, 2017) (File No. 001-33520)

10.1
Agreement between comScore, Inc. and Starboard Value LP, dated as of September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.2
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.3
Eleventh Amendment, dated as of September 29, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

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