Form 10-K
period 2017-12-31
COMSCORE, INC.
filed 2018-03-23
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, par value $0.001 per share
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
Yes ☐    No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,032.3 million (based on the last reported bid price of the registrant’s common stock on the OTC Pink Tier on that date). Solely for purposes of this disclosure, shares of the registrant’s common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 28, 2018, there were 54,689,047 shares of the registrant’s common stock outstanding.

______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to its 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or 10-K, including the information contained in Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K, and the information incorporated by reference in this 10-K contain forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, planned remediation activities, plans for relisting our common stock, expected impact of litigation and litigation settlements, including the expected contribution by insurance providers, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, “Risk Factors” of this 10-K and elsewhere within this report.
We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or "SEC". Except as required by applicable law, including the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

i

EXPLANATORY NOTE
Unless the context requires otherwise, references in this 10-K to “comScore,” “we,” “us,” the “Company” and “our” refer to comScore, Inc. and its consolidated subsidiaries and we have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, and Analytix®, Essentials®, Box Office Essentials®, OnDemand Essentials®, OnDemand Everywhere®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our Company and our subsidiaries.  We file and maintain trademark protection for our products and services.  All trademarks and trade names appearing in this 10-K are the property of their respective holders.
Financial Information Included in this 10-K
This is the first periodic report filed by comScore covering periods after September 30, 2015. Readers should be aware that several aspects of this report differ from other annual reports on Form 10-K. This Annual Report on Form 10-K for the year ended December 31, 2017 contains our audited Consolidated Financial Statements for the years ended December 31, 2017 and 2016, which have not previously been filed, as well as adjustments or restatements of certain previously furnished or filed Consolidated Financial Statements and data as explained herein. This 10-K includes our Consolidated Balance Sheets as of December 31, 2017 and 2016, and the related Consolidated Statements of Operations and Comprehensive Loss, Stockholders' Equity and Cash Flows for the years ended December 31, 2017, 2016 and 2015. The Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the year ended December 31, 2015 and the condensed consolidated balance sheet data as of December 31, 2015 have been adjusted from the unaudited information previously furnished in our Current Report on Form 8-K on February 17, 2016.
This 10-K also includes selected condensed consolidated financial data as of, and for the years ended, December 31, 2014 (Restated) and 2013 (Restated), which has been derived from our unaudited Consolidated Financial Statements, which were prepared on the same basis as our audited financial statements and reflect adjustments to our previously filed Consolidated Financial Statements. Refer to Item 6, “Selected Financial Data-Audit Committee Investigation and Subsequent Management Review” for information regarding the applicable adjustments or restatements of our financial results for 2015, 2014 and 2013. Refer to Footnote 1, Organization, of the Notes to Consolidated Financial Statements for information regarding the applicable adjustments and restatement of our stockholders' equity as of January 1, 2015.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our Consolidated Financial Statements. Instead, we are only restating and correcting the selected financial data for the years ended December 31, 2014 and 2013 that are included in this 10-K in Item 6, “Selected Financial Data.” Accordingly, as disclosed in our Current Reports on Form 8-K filed September 15, 2016 and November 17, 2016, the Consolidated Financial Statements and related financial information contained in previously filed financial reports, including any related reports of our independent registered public accounting firm, should no longer be relied upon. We have not filed and do not intend to file separate Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016 or Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 or September 30, 2016, respectively. Concurrent with this filing, we are filing unaudited quarterly and year to date Condensed Consolidated Financial Statements and Quarterly Reports on Form 10-Q for each of the quarters ended March 31, June 30 and September 30, 2017 (the “2017 Form 10-Qs”). Accordingly, investors should rely only on the financial information and other disclosures, including the adjusted or restated financial information, included in this 10-K and the 2017 Form 10-Qs, as applicable, and should not rely on any previously furnished or filed reports, earnings releases, guidance, investor presentations, or similar communications, including regarding the Company's customer count and validated Campaign Essentials (or vCE) products, regarding these periods.
Background of Audit Committee Investigation and Subsequent Management Review
In February 2016, the Audit Committee ("Audit Committee") of the comScore Board of Directors ("Board") commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and certain employment practices. As a result of the issues identified in the Audit Committee's investigation and management's subsequent review, on September 12, 2016, the Company announced that the Audit Committee, in consultation with outside advisors and management, had concluded that the Company could no longer support the prior accounting for non-monetary contracts recorded by the Company during 2013, 2014 and 2015. As a result, we concluded that (i) our previously issued, unaudited quarterly and year-to-date Consolidated Financial Statements for the quarters ended March 31, June 30 and September 30, 2015 filed on Quarterly Reports on Form 10-Q on May 5, August 7, and November 6, 2015, respectively, (ii) our previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K on February 20, 2015 and February 18, 2014, respectively (including the interim periods within those years) and (iii) our preliminary unaudited Condensed Consolidated Financial Statements for the quarter and

ii

year ended December 31, 2015 included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016, should no longer be relied upon.
On November 23, 2016, in a Current Report on Form 8-K, the Company reported that the Audit Committee's investigation was complete and had concluded that, as a result of certain instances of misconduct and errors in accounting determinations, adjustments to the Company's accounting for certain non-monetary and monetary transactions were required. As a result of the Audit Committee's conclusions and observations, we began a process of reviewing substantially all of our accounting policies, significant accounting transactions, related party transactions, and other financial, internal control and disclosure matters. In addition to the above-referenced adjustments related to revenue and expenses associated with non-monetary transactions, we also concluded that the accounting treatment for certain monetary transactions, certain business and asset acquisitions, our deferred tax assets and other accounting matters required adjustments. The Audit Committee's investigation and this review also identified various material weaknesses in internal control, including in our entity level controls and in certain accounting practices, all as described under Item 9A, "Controls and Procedures" in this Annual Report on Form 10-K. For further information regarding the specific adjustments resulting from the investigation and subsequent management review, refer to Item 6, "Selected Financial Data" in this 10-K.

iii

PART I

ITEM 1.	BUSINESS
Overview
We are a global information and analytics company that measures consumer audiences and advertising across media platforms. We create our products using a global data platform that combines information about content and advertising consumption on digital (smartphones, tablets and computers), television and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods helps companies across the media ecosystem better understand and monetize their audiences, and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide accredited audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include buyers and sellers of advertising including digital publishers, television networks, content owners, advertisers, agencies and technology providers.
The platforms we measure include television sets, smartphones, computers, tablets, over-the-top ("OTT") devices and movie theaters, and the information we analyze crosses geographies, types of content and activities, including websites, mobile applications ("apps"), video games, television and movie programming, electronic commerce ("e-commerce") and advertising.
We are a Delaware corporation headquartered in Reston, Virginia with principal offices located at 11950 Democracy Drive, Suite 600, Reston, VA 20190. Our telephone number is 703-438-2000.
Key Developments in 2016-2018
Merger with Rentrak Corporation
On January 29, 2016, comScore completed a merger with Rentrak Corporation (“Rentrak”) with the goal of creating a new cross-platform measurement company capable of offering a more comprehensive and precise set of solutions for measuring media consumption and advertising across platforms. The financial results of Rentrak are included in our Consolidated Financial Statements from the date the merger was completed, January 29, 2016. For further information on the merger with Rentrak, refer to Footnote 3, Business Combinations and Acquisitions of the Notes to Consolidated Financial Statements included in this 10-K.
Audit Committee Investigation, Subsequent Management Review and Related Matters
As described above in the Explanatory Note and in Item 6, “Selected Financial Data-Background of Audit Committee Investigation and Subsequent Management Review” of this 10-K, we have completed an extensive investigation into matters related to our prior revenue recognition practices, disclosures, internal controls, corporate culture and certain employment practices. As a result, we have adjusted or restated certain previously reported consolidated financial information for 2015 and prior periods. Due to our accounting investigation and review, and our subsequent inability to remain current in our SEC reporting obligations, our common stock ("Common Stock") was suspended from trading on The Nasdaq Stock Market (“Nasdaq”) on February 8, 2017, and subsequently delisted. We intend to seek relisting of our Common Stock in connection with becoming current in our SEC reporting obligations. In connection with our announcement of the accounting investigation and review, we also became subject to litigation as discussed in Item 3, “Legal Proceedings” of this 10-K. We also identified various material weaknesses in our internal control over financial reporting, as discussed in Item 9A, “Controls and Procedures” of this 10-K.
Leadership Changes to our Management and Board of Directors
Since January 1, 2016, our entire executive leadership team has changed. Our current executive officers are Bill Livek, our President and Executive Vice Chairman, appointed on January 29, 2016; Carol DiBattiste, our General Counsel & Chief Compliance, Privacy and People Officer, appointed on January 23, 2017; Gregory A. Fink, our Chief Financial Officer and Treasurer, appointed on October 17, 2017; Chris Wilson, our Chief Revenue Officer, appointed on June 1, 2017; Dan Hess, our Chief Product Officer, appointed on January 30, 2018; and Joe Rostock, our Chief Information and Technology Operations Officer, appointed on January 30, 2018. In addition, our Board has formed a committee to direct the search for a new Chief Executive Officer and has retained an executive search firm to assist in the search. Also since January 1, 2016, eight of our nine current directors, including our current Board and Audit Committee Chair, have joined our Board. Seven of our nine directors meet the “independence” criteria of the Nasdaq listing standards.
For further information regarding our Board and executive officers, refer to Item 10, “Directors, Executive Officers and Corporate Governance” in this 10-K.

2017 Agreement with Starboard Value LP
In September 2017, we entered into an agreement with Starboard Value LP and certain of its affiliates (collectively, “Starboard”), which at the time beneficially owned approximately 4.8% of our Common Stock and had filed a lawsuit in Delaware seeking an order to compel us to hold an annual meeting of stockholders.
Pursuant to this agreement, among other things, we agreed to appoint to the Board four new independent directors recommended by Starboard, and granted Starboard the right, subject to certain conditions, to appoint up to two additional members of the Board, and Starboard agreed to dismiss the lawsuit it had filed and to vote its shares in favor of all of the Company’s director nominees, and otherwise in accordance with the Board’s recommendations on all other proposals, at the Company's next annual meeting of stockholders.
Organizational Restructuring
In December 2017, we announced that we were implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, in order to enable us to decrease our global costs and more effectively align resources to business priorities. The majority of the employees impacted by the restructuring exited the Company in the fourth quarter of 2017, and the remainder are expected to exit in the first quarter of 2018. In connection with the restructuring, in the fourth quarter of 2017, we recorded a charge of $10.5 million related to termination benefits and other costs. We expect to incur an incremental charge in the first quarter of 2018 related to certain employees who exit in 2018.
2018 Convertible Notes Financing
In January 2018, we entered into certain additional agreements with Starboard pursuant to which we (i) issued $150.0 million in new senior secured convertible notes to Starboard in exchange for $85.0 million in cash and $65.0 million in shares of our Common Stock held by Starboard, (ii) granted Starboard the option to acquire up to an additional $50.0 million of such convertible notes, (iii) agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock and (iv) have the right to conduct a rights offering, open to all our stockholders, for up to an additional $150.0 million in such convertible notes, and Starboard agreed to enter into one or more backstop commitment agreements by which it will backstop up to $100.0 million of the convertible notes offered in a rights offering.
Background and Market
We were founded in 1999 on the belief that digital technology would transform the interactions between people, media and brands in ways that would generate substantial demand for data and analytics about that interaction. The growing adoption of digital technologies also allowed measurement of the behavior of consumers' online activities. Based on this vision, we built a global opt-in panel of over two million individuals that provided insight into online activities. In 2002, we acquired Media Metrix, an internet ratings brand with its own panel of consumers. Anticipating that mobile would become a key digital platform in the future, we acquired mobile measurement specialist M:Metrics in 2008. In 2009, we introduced our proprietary Unified Digital Measurement ("UDM") methodology, which allowed us to unite consumer panel data with census-level data from tags that we implemented on websites and their content and, later from software development kits on mobile apps.
To expand our global presence in Latin America and Europe, respectively, we acquired Certifica in 2009 and NedStat in 2010. To enhance our product offerings, we acquired ARS in 2010 and M.Labs, LLC in 2014. As consumer media consumption and the availability of television and video programming expanded across a myriad of consumer devices, the ability to measure this dynamic cross-platform world became more important for buyers and sellers of advertising. In response, we partnered with ESPN and Arbitron to pioneer a cross-platform measurement solution, and in 2015 launched Xmedia, a syndicated cross-platform measurement product. Arbitron was later acquired by Nielsen Holdings N.V. ("Nielsen"), although we continue to have access to legacy Arbitron data through a 2013 license agreement with Nielsen. This cross-platform measurement strategy led to our 2015 strategic alliance with WPP plc ("WPP"), one of the largest communications services businesses in the world, and the January 2016 merger with Rentrak, a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Following the Rentrak merger, we now have access to millions of television and video on demand ("VOD") screens and the ability to measure box office results from movie screens across the world. As announced in 2016, we have begun to develop our opt-in Total Home Panel, which enables measurement of household devices that use a home’s internet connection, whether traditional mobile and computer devices, streaming media devices, gaming consoles or Internet of Things ("IOT") devices, which may include devices such as smart speakers, thermostats, and appliances.

In addition to the Rentrak merger, we have completed the following significant transactions since January 1, 2015:

•
During the first quarter of 2015, we and WPP entered into a series of agreements whereby WPP became the beneficial owner of 15% of our then outstanding Common Stock and agreed to grant us certain voting rights with respect to its shares of Common Stock; we and WPP formed a strategic alliance for the development and delivery of cross-media audience measurement outside of the U.S.; we purchased WPP’s Nordic Internet Audience Measurement (“IAM”) business; and WPP’s subsidiary, GroupM Worldwide ("GroupM"), entered into a five-year minimum commitment agreement with us ("Subscription Receivable"). Refer to Item 6, "Selected Financial Data," for discussion of adjustments made with respect to the WPP agreements for the year ended December 31, 2015. For additional information, refer to Footnote 3, Business Combinations and Acquisitions and Footnote 17, Related Party Transactions of the Notes to Consolidated Financial Statements.

•	In April 2015, we purchased Proximic, Inc., for $9.5 million, to enhance brand safety and content categorization capabilities across our product offerings.

•	In May 2015, we sold certain assets of our mobile operator analytics businesses, in exchange for the assumption of certain customer liabilities.

•
In January 2016, we sold our Digital Analytix business ("DAx") to Adobe Systems Incorporated ("Adobe") for $45.0 million. In addition, in February 2016, we entered into a Strategic Partnership Agreement with Adobe, which was terminated in September 2017.

•
In April 2016, we purchased certain assets of Compete, Inc. ("Compete") for $27.3 million in cash, net of a working capital adjustment of $1.4 million. Compete was owned by Kantar Millward Brown Company, a subsidiary of WPP. We acquired the Compete assets to expand our presence in certain markets, such as the auto industry and financial services, with improved solution offerings regarding digital performance, including path to purchase, advertising impact analysis and shopping configuration analysis.

Our Approach to Media Measurement
Our approach to measuring media consumption addresses the ubiquitous nature of media content and the fragmentation caused by the variety of platforms and technologies used to access such content. We believe this fragmentation presents major challenges to using legacy measurement systems that are comprised of relatively small panels of cooperating consumers or limited to specific media platforms. Our products and services are built on measurement and analytic capabilities comprised of broad-based data collection, proprietary databases, internally developed software and a computational infrastructure to measure, analyze and report on digital, television and movie activity at the level of granularity that we believe the media and advertising industries need. We have more than 100 patents covering various aspects of our data collection and data processing systems.
Data Collection
The following collection methods illustrate our extensive data sourcing:

•
We collect data from proprietary opt-in consumer panels that measure the use of computers, tablets and smartphones that access the internet. These panelists have agreed to install our passive metering software on their devices, home network or both.

•
We collect data from our near-census digital network whereby content publishers implement our software code (referred to as "tagging") on their websites, in mobile applications and video players to provide us usage information on an anonymous basis.

•	We license certain demographic and behavioral mobile and panel data from third-party data providers.

•	We obtain U.S. television viewership information from satellite, telecommunications and cable operators covering millions of television and VOD screens.

•	We measure gross receipts and attendance information from movie screens across the world.

•
We anonymously integrate our digital and television viewership information with other third-party datasets that include consumer demographic characteristics, attitudes, lifestyles and purchase behavior.

•	We integrate many of our services with ad serving platforms.

•	We utilize knowledgeable in-house industry analysts that span verticals such as pharmaceuticals, media, finance, consumer packaged goods and political information to add value to our data.

•
We have created an opt-in Total Home Panel which can capture data that run through a home’s internet connection. This expands our intelligence to include such activity as game console and IOT device usage.

Data Science and Management
The ability to integrate, manage and transform massive amounts of data is core to our company. We continue to invest in technologies to enable large-scale measurement with protection of consumer privacy and attractive economics. Our systems contain multiple redundancies and advanced distributed processing technologies. We have created innovations such as:

•
Our UDM methodology, which allows us to combine person-centric panel data with website server data. We believe this gives our customers greater accuracy, granularity and relevance in audience measurement.

•
An ability to de-duplicate audiences across platforms, which is based on direct observations within our consumer panel and census data combined with proprietary data science. This de-duplication allows us to measure the reach and frequency of advertising and content exposure across platforms and over time.

•
An ability to validate advertising delivery and detect fraud through our Invalid Traffic and Sophisticated Invalid Traffic filtration methods. These methods have been accredited by the Media Rating Council, which provides our customers with added assurances of validity and reliability.

•
An ability to capture the full content of a website or app session, which allows us to measure activity beyond page views such as purchase transactions, application submissions and product configurations.

•	An ability to intelligently categorize massive amounts of web content, which allows us to inform targeted and brand-safe advertising.
Product Delivery
We deliver our products and services through diverse methods to meet the needs of our customers. These include Software-as-a-Service ("SaaS") delivery platforms, application programming interface ("API") and other data feeds that integrate directly with customer systems, and integrations with advertising technology providers such as data management platforms ("DMPs") and demand-side platforms ("DSPs") that enable data management, ad management and programmatic ad trading.
Our Products and Services
Our products and services help our customers measure audiences and consumer behavior across media platforms, while offering validation of advertising delivery and its effectiveness. Our customers include:

•	Local and national television broadcasters and content owners;

•	Network operators including cable companies, mobile operators and internet service providers;

•	Digital content publishers and internet technology companies;

•	Advertising agencies;

•	Movie studios;

•	Hardware device and component manufacturers;

•	Financial service companies, including buy and sell-side investment firms, consumer banks and credit card issuers;

•	Manufacturers and retailers of consumer products such as consumer packaged goods, pharmaceuticals, automotive and electronics; and

•	Political campaigns and related organizations.

Our products and services are organized around measurement, planning and optimization in four offerings:
Digital Audience: focused on the size, engagement, and other behavioral and qualitative characteristics of audiences around the world, across multiple digital platforms including computers, tablets, smartphones and other connected devices.
TV and Cross-Platform Audience: focused on consumer viewership of both linear and on-demand television content in the U.S. at the national level and in local markets. Provides a view of cross-platform consumer behavior when integrated with our Digital Audience and Advertising products and services.
Advertising: provides end-to-end solutions for planning, optimization and evaluation of advertising campaigns.
Movies: measures movie viewership, captures audience demographics and sentiment via social media and exit polling and provides software tools to movie studios and movie theater customers around the world.
We categorize our revenue along these four offerings; however, our shared cost structure is defined and tracked by function and not by our product offerings. These shared costs include, but are not limited to, employee costs, operational overhead, data centers and our technology that supports our product offerings.
Digital Audience products and services provide measurement of the behavior and characteristics of digital consumers based on information from our panels, including our Total Home Panel, census network, demographic and other available data, across multiple digital platforms. Many of these products are accredited by industry standard setting groups. These products and services provide person-centric insight (the “Who”) across different devices (the “Where”) and can capture various types of content (the “What”).
These products and services include:
Media Metrix and Mobile Metrix measure websites and apps on computers, smartphones and tablets across dozens of countries and is a leading currency for online media planning and enables customers to analyze audience size, reach, engagement, demographics and other characteristics. Publishers use Media and Mobile Metrix to demonstrate the value of their audiences and understand market dynamics, and advertisers and their agencies use Media and Mobile Metrix to plan and execute effective marketing and content campaigns. These products also provide competitive intelligence such as cross-site visiting patterns, traffic source/loss reporting and local market trends.
Video Metrix delivers de-duplicated measurement of digital video consumption across computer, smartphone, tablet and OTT devices. Video Metrix provides TV-comparable reach and engagement metrics, as well as audience demographics.
Plan Metrix provides an understanding of consumer lifestyle, buying and other consumption habits, online and offline, by integrating attitudes and interests with online behavior. Plan Metrix provides customers with insight into patterns and trends needed to develop and execute advertising and marketing campaigns.
comScore Marketing Solutions provide analytics that integrate online visitation and advertising data, television viewing, purchase transactions, attitudinal research and other comScore information assets. These custom deliverables are designed to meet client needs in specific industries such as automotive, financial services, media, retail, travel, telecommunications and technology. Applications include path to purchase analyses, competitive benchmarking and market segmentation studies.
TV and Cross-Platform Audience products and services measure consumer television viewership and behavior across digital and TV platforms. Our products and services help our customers understand TV and digital audience characteristics including not only traditional demographics, but also advanced audience descriptors such as interests, lifestyles and product ownership. This insight allows both sellers and buyers to find the most relevant audiences, whether viewing linear, time shifted/recorded, online or on-demand content.
These products and services include:
TV Essentials combines TV viewing information with marketing segmentation and consumer databases for enhanced audience intelligence. TV Essentials data are also used in analytical applications to help customers better understand the performance of network advertising campaigns.
StationView Essentials allows customers to better understand consumer viewing patterns and characteristics across local TV stations and cable channels in their market(s) to promote viewership of a particular station and negotiate inventory pricing based on the size, value and relevance of the audience.
OnDemand Essentials provides multichannel video programming distributors and content providers with transactional tracking and reporting based on millions of television screens. This product also incorporates our advanced audience descriptor, enabling our customers to plan advertising campaigns that more precisely target consumers watching on-demand video content.
Cross-Platform Suite, including XMedia and Extended TV (currently in development), provides the integration of person-level linear TV viewership with digital audience data. This combination enables the creation of cross-platform media plans based on an analysis of de-duplicated reach, engagement and audience overlap across TV and digital platforms using a self-service tool. Customers can simulate cross-platform media planning and share scenarios, understand incremental reach and frequency that digital provides compared to that of linear TV media buys and simulate various media-mix scenarios to better understand the optimal mix.
Advertising includes a suite of tools that enable customers to execute, measure and optimize ad campaigns and to protect the integrity of their brands.
validated Campaign Essentials ("vCE") is a solution that validates whether digital ad impressions are visible to humans, identifies those that are fraudulent (e.g., delivered to automated bots or requested by malware), and verifies that ads are shown in brand safe content and delivered to the right audience targets. Advertisers and their agencies use vCE as the basis for negotiating and evaluating campaign performance against their contracts with, and payments to, digital publishers for ad campaigns.
Lift Models measure the impact of advertising on a brand across multiple behavioral and attitudinal dimensions such as brand awareness, purchase intent, online visitation, online and offline purchase behavior and retail store visitation. comScore Lift Models enable customers to fine tune campaign strategy and execution.
Activation Solutions use comScore-collected media consumption data to enhance customer databases for use in advanced analytic and media planning applications. For example, a customer may use our Activation Solutions within a customer relationship management platform to identify characteristics of consumers that are in the market for a specific product or digital content users that are also heavy watchers of specific television content.
Movies products and services measure movie viewership and box office results by capturing movie ticket sales in real time or near real time. We provide comprehensive box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide. We further incorporate social media analytics and theater exit polling to capture audience sentiment before and after movie release.
These products and services include:
Box Office Essentials provide detailed measurement of domestic and international theatrical gross receipts and attendance, with movie specific information across the globe.
Box Office Analytics provide release-date optimization using predictive analytics to estimate the gross potential for future films, long-lead measurement to help gauge the health of a movie’s marketing campaign before theatrical release, and post-release reports of audience demographics and the aspects of each movie that trigger interest and attendance.
Swift is an electronic box office reporting system that facilitates the flow of reconciled theater-level ticket transactions.
Hollywood Software provides movie theater distributors and exhibitors with the software and infrastructure necessary to manage and control end-to-end processes and equipment for digital cinema exhibition.  These applications enable customers to plan releases, program theater screens, and manage payments across multiple theaters from any location.
Business Organization
We employ people across the globe, and prior to January 2018, we were organized as follows:
Software Engineering and Technology - this team was responsible for development of analytical platforms which support our products and services based on data integration, computational processing, warehousing and customer delivery technologies. Our data processing environment spanned five domestic and three international data centers.
Data Analytics, Research and Products - this team was responsible for managing and enhancing our various data assets, including data scientists, statisticians and product managers.
Sales, Customer Service/Insights and Marketing - this team sold, marketed and serviced our products and services to customers. We employed a direct sales force to market to new and existing customers and use our insights and team members to work with and support our existing customers.
In January 2018, we reorganized our business to enable a clearer focus on our priorities and cross-platform strategy as follows:
Product, Custom Solutions, and Client Success - this team is responsible for ensuring the consistent, timely provision of comScore products and solutions, delivering on core products and our vision of unique cross-platform offerings.
Software Engineering, Technology, and Technology Operations - this team is responsible for ensuring that we deliver and execute quality products and solutions at scale. This team includes software engineering, analytics, statistics, operations, and infrastructure functions.
Sales and Customer Service - this team is responsible for the sales, service, and relationship management of our products and solutions to current and prospective customers and strategic partners.

Research and Development
Our research and development activities span our business of media and cross-platform measurement, encompassing data collection, data science, analytical application development and product delivery. We continue to focus on expanding our coverage and scale, precision and granularity across diverse types of media, devices and geographies using our census, panel and other data assets.
Examples of our research and development initiatives include:

•	Enhancing our recruiting methods and software applications;

•	Developing new technologies to manage, stage and deliver cross-platform data and analytics through traditional web-based user interfaces and via integration with customer systems;

•	Creating new methodologies to measure person-level TV and digital consumption at scale and across platforms; and

•
Continuing to develop expertise in combining our data assets with those of partner companies, which allows us to enhance existing services and create new audience rating products and insight into audience behavior.

Intellectual Property
Our intellectual property assets are important to protect our business.  We protect our innovations and products with numerous patents, trademarks, copyrights, trade secrets, and other intellectual property.  In particular, we file for, and seek to acquire patent rights for our innovations, and we continue to seek to enhance our patent portfolio through targeted and strategic patent filings and licensing opportunities.  We believe that we own the material trademarks used in connection with the marketing, distributing and sale of our products, both domestically and internationally.  We will continue to pursue intellectual property opportunities in areas and technologies that we deem to be strategic and appropriate for our business.
Patents
Our patents extend across our data capture and processing techniques and include the following:

•	Data Collection - metering such as biometrics, audio fingerprinting, tagging such as video view-ability, browser optimization, IP obfuscation and TV-off measurement methodology.

•
Data Processing - traffic and content categorization, demographic attribution, ad effectiveness, data overlap and fusion, invalid traffic detection, data weighting, projection and processing of return path data.

Trademarks
We rely on trademarks and service marks to protect our intellectual property assets and believe these are important to our marketing efforts and the competitive value of our products and services. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, and Analytix®, Essentials®, Box Office Essentials®, OnDemand Essentials®, OnDemand Everywhere®, and TV Essentials®.  This 10-K also contains additional trademarks and trade names of our Company and our subsidiaries.  We file and maintain trademark protection for our products and services.  All trademarks and trade names appearing in this 10-K are the property of their respective holders.

Competition
The market for audience and advertising measurement products is highly competitive and is evolving rapidly. We compete primarily with other providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:

•	Full service market research firms, including Nielsen, Ipsos and GfK;

•
Companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen Audio (formerly Arbitron) and TiVo Corporation;

•	Online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, Google and Facebook;

•	Companies that provide digital advertising technology point solutions, including DoubleVerify, Integral Ad Science, Moat (owned by Oracle), and WhiteOps;

•	Companies that provide audience measurement and competitive intelligence across digital platforms, including Nielsen, SimilarWeb, and App Annie;

•	Analytical services companies that provide customers with detailed information of behavior on their own websites, including Adobe Analytics, IBM Digital Analytics and WebTrends Inc.;

•	Companies that report Smart TV data such as Vizio, Alphonso and Samba TV; and

•	Companies that provide consumers with TV and digital services such as AT&T and Comcast.
We compete based on the following principal competitive factors:

•	the ability to provide accurate measurement of digital audiences across multiple digital platforms;

•	the ability to provide TV audience measurement based on near-census data that increases accuracy and reduces variability;

•	the ability to provide de-duplicated audience measurement across platforms;

•	the ability to provide actual, accurate and reliable data regarding audience behavior and activity in a timely manner, including the ability to maintain large and statistically representative panels;

•	the ability to provide reliable and objective third-party data that, as needed, is able to receive industry-accepted accreditation;

•	the ability to adapt product offerings to emerging digital media technologies and standards;

•	the breadth and depth of products and their flexibility and ease of use;

•	the availability of data across various industry verticals and geographic areas and expertise across these verticals and in these geographic areas; and

•	the ability to offer products that meet the changing needs of customers.
We believe we compete favorably on these factors and that our innovative culture and investments in meeting future industry needs will deliver products and services that customers will continue to purchase.
Government Regulation and Privacy
U.S. and international privacy and data security laws apply to our various businesses. We have programs in place to detect, contain and respond to data security incidents; however, increasing technology risks or unauthorized users who successfully breach our network security could misappropriate or misuse our proprietary information or cause interruptions in our services. Many countries have more stringent data protection laws than those in the U.S. and this may result in inconsistent requirements and differing interpretations across jurisdictions. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws such as the General Data Protection Regulation ("GDPR") in Europe and industry self-regulatory codes have been enacted, and more are being considered that will affect our ability (and our customers’ ability) to reach current and prospective customers, to respond to individual customer requests under the laws, and to implement our business models effectively. The GDPR is scheduled to take effect in May 2018 and includes additional requirements regarding the collection and handling of individuals’ personal data. Failure to meet the GDPR requirements, or privacy requirements in other jurisdictions, could result in substantial penalties. comScore participates in the EU-U.S. Privacy Shield Framework and the Swiss-U.S. Privacy Shield Framework as set forth by the U.S. Department of Commerce regarding the collection, use, and retention of personal information transferred from the European Economic Area and Switzerland to the U.S.

We monitor actions by the Federal Communications Commission and the Federal Trade Commission, including regulatory developments affecting Internet Service Providers. Participation in our research panels is voluntary or “opt-in.” We recognize the importance of privacy, and our policies require that participants consent to our privacy and data security practices before our software collects information on the user’s online activity. Where we receive data from third-party service providers, we require such providers to meet privacy and data security standards set forth in our contracts with them, including a requirement to obtain appropriate consent. Our policies and protocols are designed to be consistent with the American Institute of Certified Public Accountants, Inc. ("AICPA") and the Canadian Institute of Chartered Accountants ("CICA") Trust Service Principles criteria for online privacy.
Employees
As of February 28, 2018, we had approximately 1,830 employees and we believe our employee relations are good. Our employees are not represented by labor unions outside of those few countries where union representation is a mandatory practice for doing business.
Locations and Geographic Areas
We are strategically located around the globe with employees in 20 countries. Our primary geographic markets are the U.S., Canada, Europe, Latin America and Asia. For information with respect to our geographic markets, refer to Footnote 16, Geographic Information, of the Notes to Consolidated Financial Statements.
Available Information
We make our periodic and current reports along with amendments to such reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the SEC. Our website address is www.comscore.com and such reports are filed under “SEC Filings” on the Investor Relations section of our website. Information contained on our website is not part of this 10-K and is not incorporated herein by reference.
You can read our SEC filings, including this annual report as well as our other periodic and current reports, on the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. You should carefully consider these risk factors, together with all of the other information included herewith, before you decide whether to invest in shares of our Common Stock. The occurrence of any of the following risks could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our Common Stock could decline, and you may lose part or all of your investment.
Risks Related to Our Audit Committee Investigation and Subsequent Management Review, Consolidated Financial Statements, Internal Controls and Related Matters
We have identified deficiencies in our internal control over financial reporting which resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.
We have concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to material weaknesses in our control over financial reporting, all as described in Item 9A, “Controls and Procedures,” of this 10-K. While we initiated meaningful remediation efforts during 2016 and 2017 to address the identified weaknesses, we were not able to fully remediate our material weaknesses in internal controls as of December 31, 2017, and we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of December 31, 2018. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to expand, train, retain and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our Common Stock, subject us to further regulatory investigations and penalties or shareholder litigation, and materially adversely impact our business and financial condition.
The accounting review of our previously issued Consolidated Financial Statements and the audits of years ended 2015, 2016 and 2017 have been time-consuming and expensive, and may result in additional expense.
We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Audit Committee’s investigation, the review of our accounting, the audits and the ongoing remediation of deficiencies in our internal control over financial reporting. Specifically, in connection with the Company’s investigation, audit and compliance efforts and related litigation, the Company incurred various legal and accounting expenses in the amount of $83.4 million and $46.6 million during the years ended 2017 and 2016, respectively. As described above, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. To the extent these steps are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

We and certain of our current and former officers and directors have been named in shareholder class action lawsuits and derivative lawsuits related to the merger with Rentrak and circumstances that gave rise to our restatement and extended filing delay in filing our periodic reports with the SEC, and may be named in further litigation, government investigations and proceedings, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions, any of which could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.
We and certain of our current and former officers and directors have been named in shareholder class action lawsuits and derivative lawsuits relating to the merger with Rentrak and the matters identified in the Audit Committee’s investigation and audit and compliance efforts, and may become subject to further litigation, government investigations or proceedings arising out of the restatement. The pending litigation and settlements have been, and any future litigation, investigation or other actions that may be filed or initiated against us or our current or former officers or directors may be, time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to the restatement.
To date, we have incurred significant costs in connection with pending litigation. Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We have entered into indemnification agreements with each of our directors and certain of our officers, and our amended and restated certificate of incorporation requires us to indemnify each of our directors and officers, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.
Although we have completed the restatement, we cannot guarantee that we will not receive inquiries from the SEC, Nasdaq or other regulatory authorities regarding our restated financial statements or matters relating thereto, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC, Nasdaq or other regulatory authority, or future claims or proceedings as a result of the restatement or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.
For additional discussion of these matters, refer to Item 3, “Legal Proceedings” and Footnote 11, Commitments and Contingencies of the Notes to Consolidated Financial Statements.
We cannot assure you that our Common Stock will be relisted, or that once relisted, it will remain listed.
As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of Nasdaq and our Common Stock was suspended from trading on The Nasdaq Global Select Market effective February 8, 2017 and formally delisted effective May 30, 2017. Following the filing of our delayed periodic reports, we intend to apply to relist our Common Stock. However, while we are working expeditiously to relist our Common Stock, no assurances can be provided that we will be able to do so in an expeditious manner or at all. If we are unable to relist our Common Stock, or even if our Common Stock is relisted, no assurance can be provided that an active trading market will develop or, if one develops, will continue. The lack of an active trading market may limit the liquidity of an investment in our Common Stock, meaning you may not be able to sell any shares of Common Stock you own at times, or at prices, attractive to you. Any of these factors may materially adversely affect the price of our Common Stock.
Matters relating to or arising from the restatement and the Audit Committee’s investigation into our internal control over financial reporting, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition.
We have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.

Risks Related to Our Business and Our Technologies
The market for media measurement and analytics products is highly competitive, and if we cannot compete effectively, our revenues could decline and our business could be harmed.
The market for audience and advertising measurement products is highly competitive and is evolving rapidly. We compete primarily with providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers, and with internal solutions developed by customers and potential customers.
Some of our competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development or development of systems and technologies than we can. In addition, some of our competitors may adopt more aggressive pricing policies or have started to provide some services at no cost.
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
The market for cross-platform products is developing, and if it does not develop further, or develops more slowly than expected, our business could be harmed.
The market for cross-platform products is still developing, and it is uncertain whether these products will achieve or maintain high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products and to continue use of such products on a long-term basis. Factors that may affect market acceptance include:

•	the reliability of cross-platform products;

•	decisions of our customers and potential customers to develop cross-platform solutions internally rather than purchasing such products from third-party suppliers like us;

•
decisions by industry associations in the U.S. or in other countries that result in association-directed awards, on behalf of their members, of digital measurement contracts to one or a limited number of competitive vendors;

•	the rate of growth in e-commerce and mobile commerce ("m-commerce"), cross-platform focused advertising and continued growth in television and digital media consumption; and

•	public and regulatory concern regarding privacy and data security.
The adoption of advertising across television and digital platforms, particularly by advertisers that have historically relied on traditional offline media, requires the acceptance of new approaches to conducting business and a willingness to invest in such new approaches. Moreover, the decision to adopt a cross-platform approach to buying advertisement campaigns requires a change to buying approaches and a willingness to adopt new data analytics to assist in evaluating such approaches by advertisement buyers who traditionally focus on buying advertising campaigns through one medium. Advertisers may perceive such new approaches to advertising or understanding advertising to be less effective than traditional methods for marketing their products. They may also be unwilling to pay premium rates for advertising that is targeted at specific segments of validated users based on their demographic profile or internet behavior across digital media platforms. The digital media advertising and e-commerce markets may also be adversely affected by privacy issues relating to such targeted advertising, including that which makes use of personalized information or online behavioral information. Because of the foregoing factors, among others, the market for cross-platform focused digital media advertising and e-commerce may not continue to grow at significant rates. If these markets do not continue to develop, or if they develop more slowly than expected, our business could suffer.
If we are unable to provide cross-platform analytics, or if our cross-platform analytics are incomplete, our ability to maintain and grow our business may be harmed.
As the media and advertising industries increasingly evaluate advertising campaigns across various forms of media, such as television, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and in demand.

If we are unable to gain access to information measuring a media component or type, or if we are unable to do so on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to cross-platform data, if we have insufficient technology, encounter challenges in our methodological approaches or inadequate source materials to parse the information across such media components to avoid duplications or to do so in a cost-effective manner, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In such event, our business and financial performance may be harmed.
In particular, our acquisition of television data may be reliant on companies that have historically held a dominant market position measuring television to produce industry-accepted measurement across a combination of media platforms. Our competitors, such as Nielsen, or other providers may have more leverage with data providers and may be unable or unwilling to provide us with access to quality data to support our cross-platform products. Likewise, our acquisition of digital data may be reliant on large digital publishers that may technologically or legally prevent access to their proprietary platforms for research or measurement purposes. Moreover, as mobile devices and technology continue to proliferate, gaining cost-effective access to mobile data will become increasingly critical, and the difficulty in accessing these forms of data will continue to grow. If we are unable to acquire data effectively and efficiently, or if the cost of data acquisition increases, our business, financial condition and results of operations may be harmed.
We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain reliable data from these suppliers or if third parties place additional restrictions on our use of such data.
We rely on third-party data sources for information usage across the media platforms that we measure, as well as demographics about the people that use such platforms. The availability and accuracy of this data is important to the continuation and development of our products. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards or otherwise satisfactorily perform services, increase the price they charge us for the data or refuse to license the data to us. Additional restrictions on third-party data could limit our ability to include that data in certain products, which could lead to decreased commercial opportunities for certain products.  To comply with any additional restrictions, we may be required to implement certain additional technological and manual controls that could put pressure on our cost structure and could affect our pricing. Supplier consolidation and increased pricing for additional use cases could also put pressure on our cost structure. We may be required to enter into vendor relationships, strategic alliances, or joint ventures with some third parties in order to obtain access to the data sources that we need. If our partners do not apply rigorous standards to their data collection methodology and actions, notwithstanding our best efforts, we may receive third-party data that is inaccurate, defective, or delayed. If third-party information is not available to us on commercially reasonable terms, or is found to be inaccurate, it could harm our products, our reputation, and our business and financial performance.
If we fail to respond to technological developments or evolving industry standards, our products may become obsolete or less competitive.
Our future success will depend in part on our ability to develop new and modify or enhance our existing products and services, including without limitation, our data collection technologies and approaches, in order to meet customer needs, add functionality and address technological advancements. For example, if certain proprietary hand-held mobile devices become the primary mode of receiving content and conducting transactions on the internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on digital usage activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of digital media including television, online, and mobile usage. However, we may be unsuccessful in identifying new product opportunities, developing or marketing new products in a timely or cost-effective manner, or obtaining the necessary access to data or technologies needed to support new products, or we may be limited in our ability to operate due to patents held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
Furthermore, the market for our products is characterized by changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau ("IAB"), and the Media Rating Council ("MRC") as well as internationally-based industry associations have independently initiated efforts to either review market research methodologies across the media that we measure or develop minimum standards for such research. Failure to achieve accreditation may adversely impact the market acceptance of our products. Meanwhile, successful accreditation may lead to costly changes to our procedures and methodologies.

Our business may be harmed if we deliver, or are perceived to deliver, inaccurate information products.
The metrics contained in our products may be viewed as an important measure of the success of certain businesses, especially those that utilize our metrics to evaluate a variety of investments ranging from their internal operations to advertising initiatives. If the information that we provide to our customers, the media, or the public is inaccurate, or perceived to be inaccurate, whether due to inadequate methodological approaches, errors, biases towards certain available data sources or partners, defects or errors in data collection and processing (conducted by us or by third parties), or the systems used to collect, process or deliver data, our business may be harmed.
Any inaccuracy or perceived inaccuracy in the data reported by us could lead to consequences that could adversely impact our operating results, including:

•	loss of customers;

•	sales credits, refunds or liability to our customers;

•	the incurrence of substantial costs to correct any material defect or error;

•	increased warranty and insurance costs;

•	potential litigation;

•	interruptions in the availability of our products;

•	diversion of development resources;

•	lost or delayed market acceptance and sales of our products; and

•	damage to our brand.
Our business may be harmed if we change our methodologies or the scope of information we collect.
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans, changes in technology used by websites, browsers, mobile applications, servers, or media we measure, integration of acquired companies or expressed or perceived needs of our customers or potential customers. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of future methodology changes, some of our customers that may also supply us with data may decide not to continue buying products or services from us or may decide to discontinue providing us with their server-side information to support our products. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, which may damage our brand and harm our reputation.
If we are not able to maintain panels of sufficient size and scope, or if the costs of establishing and maintaining our panels materially increase, our business could be harmed.
We believe that the quality, size and scope of our research panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of panel recruitment will increase with the proliferation of proprietary and secure media content delivery platforms, and that the difficulty in collecting these forms of data will continue to grow, which may require significant hardware and software investments, as well as increases to our panel incentive and panel management costs.
We have historically established and/or acquired new panels. We plan to continue to make significant investments in our panels in the future. Our panel costs may significantly increase our cost of revenues in the future. To the extent that such additional expenses are not accompanied by increased revenues, our operating margins may be reduced and our financial results could be adversely affected.
We derive a significant portion of our revenues from sales of our subscription-based products. If our customers terminate or fail to renew their subscriptions, our business could suffer.
We currently derive a significant portion of our revenues from our syndicated products, which are generally a one-year subscription based products. This has generally provided us with recurring revenue due to high renewal rates. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our new subscription products, for which revenue is recognized based on impressions used, may be subject to higher fluctuations in revenue.

Our customer renewal rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers’ spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of these subscriptions and contracts to these customers in subsequent years. For the years ended 2017 and 2016, we derived 27% and 25%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in focus, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline, and our ability to sell our products to other customers could be adversely affected.
If we are unable to effectively persuade customers to buy our products in substitution for those of an incumbent service provider, our revenue growth may suffer.
Some of our newer products require that we persuade prospective customers, or customers of our existing products, to buy our newer products in substitution for those of an incumbent service provider. In some instances, the customer may have built their systems and processes around the incumbent provider's products. Persuading such customers to switch service providers may be difficult and require longer sales cycles, affecting our ability to increase revenue in these areas. Moreover, the incumbent service provider may have the ability to significantly discount its services or enter into long-term agreements, which could further impede our ability to persuade customers to switch service providers, and accordingly, our ability to increase our revenues.
We may expand through investments in, acquisitions of, or the development of new products with assistance from, other companies, any of which may not be successful and may divert our management’s attention.
In the past, we completed several strategic acquisitions. We also may evaluate and enter into discussions regarding an array of potential strategic transactions, including acquiring complementary products, technologies or businesses.
An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized timely, if at all, or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•
incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe third-party intellectual property rights or violate existing or future privacy regulations;

•	issue shares of our capital stock as part of the consideration, which may be dilutive to existing stockholders;

•	become subject to adverse tax consequences, legal disputes, substantial depreciation or deferred compensation charges;

•	use cash that we may otherwise need for ongoing or future operation of our business;

•	enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;

•	experience difficulties effectively utilizing acquired assets;

•
encounter difficulties integrating the information and financial reporting systems of acquired businesses, particularly those that operated under accounting principles other than those generally accepted in the U.S. prior to the acquisition by us; and

•	incur debt, which may be on terms unfavorable to us or that we are unable to repay.

We also have entered into relationships with certain third-party providers to expand our product offerings, and may enter into similar arrangements in the future. These or other future relationships or transactions involve preferred or exclusive licenses, discount pricing or investments in other businesses to expand our sales capabilities. These transactions could be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. Consequently, we can make no assurances that any such transactions, investments or relationships, if undertaken and announced, would be completed or successful.
The impact of any one or more of these factors could materially adversely affect our business, financial condition or results of operations.
System failures or delays in the operation of our computer and communications systems may harm our business.
Our success depends on the efficient and uninterrupted operation of our computer and communications systems and the third-party data centers we use. Our ability to collect and report accurate data may be interrupted by a number of factors, including, the failure of our network or software systems, computer viruses, security breaches or variability in user traffic on customer websites. A failure of our network or data gathering procedures, or those of our third-party data suppliers, could impede the processing of data, cause the corruption or loss of data or prevent the timely delivery of our products.
In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be unable to obtain or provide data on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to collect or transmit data may decrease the value of our products and prevent us from providing the data requested by our customers. Any disruption in our network processing or loss of internet user data may damage our reputation and result in the loss of customers and legal and regulatory action, and our business, financial condition and results of operations could be materially adversely affected.
We rely on a small number of third-party service providers to host and deliver our products, and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.
We host our products and serve our customers from data center facilities located throughout the U.S. and Europe. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements and costs, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. We believe that we have good relationships with our data center facility vendors and believe that we will be able to renew, or find alternative data center facilities, at commercially reasonable terms, although there can be no guarantee of this. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
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
We currently leverage a large content delivery network ("CDN"), to provide services that allow us to offer a more efficient tagging methodology. If that network faced unplanned outage or the service became immediately unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage, which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise our costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix, vCE, and other data products that involve the measurement of a large amount of digitally transmitted activity across multiple providers.
Further, we depend on access to the internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason, we could experience disruption in the delivery of our products or be required to retain the services of a replacement bandwidth provider. It may be difficult for us to replace any lost bandwidth on a timely basis, on commercially reasonable terms, or at all, due to the large amount of bandwidth our operations require.

Any errors, defects, disruptions or other performance problems related to our products or the delivery of our services caused by third parties could reduce our revenues, harm our reputation, result in legal and regulatory actions and otherwise damage our business. Interruptions in the availability of our products and the delivery of our services may reduce our revenues due to increased turnaround time to complete projects, cause us to issue credits to customers, cause customers to terminate their agreements or adversely affect our renewal rates. Our business, financial condition and results of operations would be materially adversely affected if there were errors or delays in delivering our products or services, including for reasons beyond our control, and our reputation would be harmed if our customers or potential customers believe our products and services are unreliable.
We rely on our management team, many of whom are recent hires and may need additional personnel to operate and grow our business. The loss of one or more key employees, the inability to attract and retain qualified personnel, or the failure to integrate new personnel could harm our business.
Our success and future growth depends to a significant degree on the skills and continued services of our management team, many of whom are recent hires. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. This transition may not ultimately be successful.
A substantial majority of our U.S. employees work for us on an at-will basis. We continually evaluate our personnel needs in all areas of our business, particularly in our sales, marketing, finance and technology development areas, both domestically and internationally, which could increase our recruiting and hiring costs in the foreseeable future. Competition for these types of personnel is intense, particularly in the internet and software industries. As a result of the delay in filing our periodic financial reports with the SEC and the expiration of our equity incentive plan in 2017, we have temporarily stopped granting equity awards to our employees.  In addition, we have restricted our employees from trading in our stock during the pendency of the filing delay.  Our inability to grant equity awards, and our employees’ inability to trade the Common Stock that they hold, poses a risk to our ability to successfully attract and retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
Risks Related to Our Results of Operations
Our revenues and results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our Common Stock could decline substantially. Factors that may cause fluctuations in our revenues or results of operations include:

•	the uncertainties associated with the integration of acquired businesses and the cost and timing of organizational restructuring;

•	our ability to increase sales to existing customers and attract new customers;

•	the potential loss or reduction in spending by significant customers;

•	changes in our customers' subscription renewal behaviors and spending on projects;

•
the impact on our contract renewal rates caused by our customers’ budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers’ actual or perceived lack of need for our products;

•
the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition as well as the effects of revenue derived from recently-acquired companies;

•	variations in the demand for our products and the implementation cycles of our products by our customers;

•	the challenges of persuading existing and prospective customers to switch from incumbent service providers;

•	the timing of revenue recognition for usage-based or impression-based products;

•	the effect of revenues generated from significant one-time projects or the loss of such projects;

•	the timing and success of new product introductions by us or our competitors;

•	changes in our pricing and discounting policies or those of our competitors;

•	the impact of our decision to discontinue certain products;

•
our failure to accurately estimate or control costs - including those incurred as a result of investments, other business or product development initiatives, litigation, and the integration of acquisitions;

•	adverse judgments or settlements in legal disputes;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	the risks associated with operating in countries in which we may have little or no previous experience and with maintaining or reorganizing corporate entity structures in international jurisdictions;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel as a result of the integration of recent acquisitions or otherwise;

•	the extent to which certain expenses are deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any changes to our deferred tax valuation allowance;

•	adoption of new accounting pronouncements; and

•	general economic, political, regulatory, industry and market conditions and those conditions specific to internet usage and online businesses.
We believe that our revenues and results of operations on a year-over-year and sequential quarter-over-quarter basis may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. Investors are cautioned not to rely on the results of prior periods as an indication of future performance.
Our financial condition and results of operations could suffer and be adversely affected if we incur an impairment of goodwill or other intangible assets.
We are required to test intangible assets and goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of reporting units and intangible assets below their carrying values. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our stock price. Additionally, changes in our strategy or significant technical developments could significantly impact the recoverability of our intangible assets. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. There were no impairment charges taken during the years ended 2017, 2016 and 2015. We cannot predict the amount and timing of any future impairment of goodwill or other intangible assets.
We may encounter difficulties managing our costs, which could adversely affect our results of operations.
We believe that we will need to continue to effectively manage our organization, operations and facilities in order to accommodate changes in our business and to successfully integrate acquired businesses. If we continue to grow or change, either organically or through acquired businesses, our current systems and facilities may not be adequate and may need to be expanded or reduced. Our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures. For example, we may be required to enter into leases for additional facilities or commit to significant investments in the build out of current or new facilities, or we may need to renegotiate or terminate leases to reflect changes in our business. If we are unable to effectively forecast our facilities needs or if we are unable to sublease or terminate leases for unused space, we may experience increased and unexpected costs. From time to time, as a result of acquisition integration initiatives, or through efforts to streamline our operations, we may and have reduced our workforce or reassigned personnel. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including without limitation, claims by terminated employees who believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the U.S. If we are not able to efficiently and effectively manage our cost structure or are unable to find appropriate space to support our needs, our business may be impaired.
We have a history of significant net losses, may incur significant net losses in the future and may not achieve profitability.
We incurred net losses of $281.4 million, $117.2 million, and $78.2 million for the years ended 2017, 2016 and 2015, respectively. We cannot make assurances that we will be able to achieve profitability in the future, particularly due to acquisition activity and costs associated with the restatement of our financial statements, regulatory inquiries and litigation matters. As of December 31, 2017, we had an accumulated deficit of $609.1 million. Because a large portion of our costs are fixed, we may not be able to reduce our expenses in response to any decrease in our revenues, which would materially and adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives, which include, among other things, the development of new products and enhancements of our infrastructure. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be materially and adversely affected.
Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
We have experienced “changes in control” that have triggered the limitations of Section 382 of the Internal Revenue Code on a significant portion of our net operating loss carryforwards. As a result, we may be limited in the amount of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes.
As of December 31, 2017, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes are $387.0 million and $1,013.7 million, respectively. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and in 2018 for state income tax reporting purposes. In addition, as of December 31, 2017, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $14.8 million, which will begin to expire in 2019.
We apply a valuation allowance to our deferred tax assets when management does not believe that it is more-likely-than-not that they will be realized. In assessing the need for a valuation allowance, we consider all sources of taxable income, including potential opportunities for loss carrybacks, the reversal of existing temporary differences associated with our deferred tax assets and liabilities, tax planning strategies and future taxable income. We also consider other evidence such as historical pre-tax book income in making the determination.
As a result of the material changes to our Consolidated Financial Statements, we re-evaluated the valuation allowance determinations made in prior years. Our analysis was updated to consider the changes to our historical operating results following the investigation and subsequent review by management, with revised projections of our future taxable income in order to assess the realizability of our deferred tax assets. In that process, we evaluated the weight of all evidence, including the decline in earnings and the resulting impact on our projections of future taxable income beginning in 2012 and for each subsequent period through 2017. We have concluded that as of December 31, 2013 our U.S. federal and state net deferred tax assets were no longer more-likely-than-not to be realized and that a valuation allowance was required. For additional information refer to Item 6, "Selected Financial Data".
As of December 31, 2017, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards. To the extent we determine that, based on the weight of available evidence, all or a portion of our valuation allowance attributable to the net operating loss carryforwards is no longer necessary, we will reduce the valuation allowance accordingly.
We have limited experience with respect to our pricing model for our new offerings, and if the fees we charge for our products are unacceptable to our customers, our revenues and operating results will be harmed.
Many of our customers purchase specifically tailored contracts that are priced in the aggregate. Due to the level of customization of such contracts, the pricing of contracts or individual product components of such packages may not be readily comparable across customers or periods. Existing and potential customers may have difficulty assessing the value of our products and services when comparing them to competing products and services. As the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers with the fees we have historically charged. As a result, it is possible that future competitive dynamics in our market may require us to reduce our fees, which could have an adverse effect on our revenues, profitability and operating results.
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
Concern over privacy violations and data breaches could cause public relations problems, regulatory scrutiny and potential class action lawsuits, which could harm our business.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally identifiable information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs and fines or adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach.
Any perception of our practices, products or services as a violation of individual privacy rights, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby resulting in loss of customers and harm to our business.

We also rely on contractual representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. As a component of our client contracts, we obligate customers to provide their consumers the opportunity to obtain the appropriate level of consent (including opt outs) for the information collection associated with our services, as applicable. If these representations are false or inaccurate, or if our customers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or regulatory action.
Outside parties may attempt to fraudulently induce our employees or users of our solutions to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our information systems. Any breach of our security measures or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to risks of loss or misuse of this information. Any actual or potential breach of our security measures may result in litigation and potential liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and incorporate media usage information in our products, which may decrease their value and cause an adverse impact on our business and financial results.
U.S. federal and state and foreign laws and regulations, which may be able to be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change.
Our business could be adversely impacted by existing or future laws, regulations of or actions by domestic or foreign regulatory agencies. For example, privacy concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about consumers’ behavior or media consumption in the U.S. and abroad. State and federal laws within the U.S. and foreign laws and regulations are varied, and at times conflicting, resulting in higher risk related to compliance. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies will likely affect our business. For example, the European Commission has enacted the GDPR that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Additionally, the European Commission is evaluating changes to the ePrivacy Regulation, a companion regulation to GDPR that will likely have a significant impact on our solutions. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and significant fines, class action lawsuits and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists and customers and harm our business.
An assertion from a third party that we are infringing its intellectual property rights, whether such assertion is valid or not, could subject us to costly and time-consuming litigation or expensive licenses.
The media measurement, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, domestically or internationally. As we grow and face increasing competition, the probability that one or more third parties will make intellectual property rights claims against us increases. In such cases, our technologies may be found to infringe on the intellectual property rights of others. Additionally, many of our agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs if we have to defend such claims and may require that we pay damages and provide alternative services if there were an adverse ruling in any such claims. Intellectual property claims could harm our relationships with our customers, deter future customers from buying our products or expose us to litigation, which could be expensive and divert considerable attention of our management team from the normal operation of our business. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend against intellectual property claims by the third party in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand, business and results of operations.
With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations. Even if we prove successful in defending ourselves against such claims, we may incur substantial expenses and the defense of such claims may divert considerable attention of our management team from the normal operation of our business.The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We endeavor to enter into agreements with our employees and contractors and with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. We cannot make assurances that any additional patents will be issued with respect to any of our pending or future patent applications, nor can we assure that any patent issued to us will provide adequate protection, or that any patents issued to us will not be challenged, invalidated, circumvented, or held to be unenforceable in actions against alleged infringers. Also, we cannot make assurances that any future trademark or service mark registrations will be issued with respect to pending or future applications or that any of our registered trademarks and service marks will be enforceable or provide adequate protection of our proprietary rights.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward. Although, we do not expect the TCJA to have a significant effect on us, except for the reduction in the corporate tax rate which has decreased the value of our deferred tax assets and liabilities, including our U.S. net operating loss carryforwards, the extent of the impact of the TCJA remains uncertain and is subject to any regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service. The TCJA contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and its potential impact on us.
We are subject to taxation in multiple jurisdictions. Any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations.
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, financial condition or results of operations.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
In certain cases, we have concluded that we do not need to collect sales and use, value added and similar taxes in jurisdictions in which we have sales.  Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction.  Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future.  Such tax assessments, penalties and interest or future requirements may adversely affect our financial condition and results of operations.
Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in statutory tax rates and laws, as well as ongoing audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. For example, the changes to the U.S. corporate tax rate and the U.S. taxation of foreign earnings as a result of the TCJA may have a material impact on our effective tax rate. Also, changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate.

We have incurred and will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting a public company, which could adversely affect our operating results.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we would not otherwise incur if we were a private company, including expenses relating to the Audit Committee investigation, restatement and audits, and remediation of deficiencies in our internal control over financial reporting. (Refer to “Risks Related to Our Audit Committee Investigation and Subsequent Management Review, Consolidated Financial Statements, Internal Controls and Related Matters” above for a discussion of these costs.) In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and the securities exchanges, require certain corporate governance practices for public companies. Our management and other personnel have devoted and expect to continue to devote a substantial amount of time to public reporting requirements and corporate governance, particularly following the Audit Committee investigation. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also have incurred and expect to continue to incur substantial additional costs associated with our public company reporting and internal control requirements, including the audit-related costs and remediation efforts described under “Risks Related to Our Audit Committee Investigation and Subsequent Management Review, Consolidated Financial Statements, Internal Controls and Related Matters” above. If these costs are not offset by increased revenues and improved financial performance, our financial condition and results of operations will be materially adversely affected. These rules and regulations, together with ongoing regulatory and litigation matters, also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage if these costs continue to rise. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board or as executive officers.
Risks Related to International Operations
Our business could become increasingly susceptible to risks associated with international operations.
In the past, we acquired various businesses with substantial presence or clientele in multiple Latin American, European and Asian countries. Prior to these acquisitions, we otherwise had limited experience operating in markets outside of the U.S. Our inexperience in operating our business outside of the U.S. may increase the risk that the international businesses in which we are engaged will not be successful. In addition, conducting international operations subjects us to risks that we have not generally faced in the U.S. These risks include:

•	recruitment and maintenance of a sufficiently large and representative panel both globally and in certain countries;

•	difficulties and expenses associated with tailoring our products to local markets as may be required by local customers and joint industry committees or similar industry organizations;

•	difficulties in expanding the adoption of our server- or census-based web beacon data collection in international countries or obtaining access to other necessary data sources;

•	differences in customer buying behaviors;

•	the complexities and expense of complying with a wide variety of foreign laws and regulations, including the GDPR and foreign anti-corruption laws (as well as the U.S. Foreign Corrupt Practices Act);

•	difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary, and termination requirements;

•	the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	reduced or varied protection for intellectual property rights in some countries;

•	political, social and economic instability abroad, terrorist attacks and security concerns;

•	fluctuations in currency exchange rates; and

•	increased accounting and reporting burdens and complexities.
Additionally, operating in international markets requires significant additional management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to comply with laws, rules, regulations or local guidelines to maintain and increase the size of the user panels that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products or that we will be able to enter into arrangements with a sufficient number of website and mobile app content providers, and/or television operators to allow us to collect server-based information for inclusion in our digital media analytics products. In addition, there can be no assurance that internet usage and e-commerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the internet and consumer privacy.
The impact of these risks could negatively affect our international business and, consequently, our financial conditions and results of operations.

Export controls and economic and trade sanctions laws could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities include the collection of survey data from panelists around the world, and such activities are subject to various restrictions under U.S. export controls and economic and trade sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm.
Although we take precautions to prevent the collection of survey data from panelists in embargoed countries that are subject to export controls and economic and trade sanctions under these laws and regulations, we have collected such data in the past, and there is a risk that we could collect such data in the future despite such precautions. We are currently implementing a number of additional screening and other remedial measures designed to prevent such transactions with embargoed countries and other U.S. sanctions targets. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. Our failure to screen potential panelists properly could result in negative consequences to us, including government investigations, penalties and reputational harm, any of which could materially adversely affect our business, financial condition or results of operations.
Changes in foreign currencies could have an increased effect on our operating results.
We operate in several countries in Latin America, Europe and Asia. A portion of our revenues and expenses from business operations in foreign countries are derived from transactions denominated in currencies other than the functional currency of our operations in those countries. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we do not currently enter into any hedging instruments that hedge foreign currency exchange rate risk. If we grow our international operations, or acquire companies with established business in international regions, our exposure to foreign currency risk could become more significant.
Risks Related to Our Capital Structure and Financings
Restrictive covenants in the agreements governing our current and future indebtedness could restrict our operating flexibility.
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
We may require additional capital to support our business, and this capital may not be available on acceptable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies.
Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
In addition, due to the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could delay potential financings. As a result, we may not be able to obtain additional financing within a timetable, or on terms, favorable to us or at all.
Credit market turmoil, adverse events affecting our business or industry, the tightening of lending standards or other factors also could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness on terms acceptable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our Common Stock.

Risks Related to the Securities Markets and Ownership of Our Common Stock
Our Common Stock is quoted on the OTC Markets, which may limit your ability to sell your shares of Common Stock.
Our Common Stock is currently quoted on the OTC Pink Tier of the OTC Markets under the symbol “SCOR.” Stocks quoted on the OTC Markets generally have limited trading volume and exhibit a wider spread between the bids and ask quotations as compared to stocks traded on national exchanges. Accordingly, you may not be able to sell your shares of Common Stock quickly or at the market price if trading in our Common Stock is not active.
The trading price of our Common Stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit.
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
The price of our Common Stock in the market may be higher or lower, depending on many factors, some of which are beyond our control and may not be related to our operating performance. It is possible that, in future quarters, our operating results may be below the expectations of analysts or investors. As a result of these and other factors, the price of our Common Stock may decline, possibly materially. These fluctuations could cause an investor to lose all or part of their investment in our Common Stock.
The Company’s outstanding securities, the stock or securities that we may become obligated to issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders may experience substantial dilution as a result of our obligations to issue shares of Common Stock.
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in senior secured convertible notes (the “Notes”) and also granted to Starboard an option (the “Notes Option”) to acquire up to an additional $50.0 million in senior secured convertible notes (the “Option Notes”).  The Notes, and the Option Notes, if issued, are convertible, at the option of Starboard, into shares of Common Stock at a conversion price of $31.29 per share.  If Starboard were to fully exercise their Notes Option, up to 6,391,819 shares of Common Stock would be issuable upon conversion of the Notes and the Option Notes.  Interest on the Notes, and the Option Notes, if issued, is payable, at our option, in cash or through the issuance of additional shares of Common Stock (the “PIK Interest Shares”).  Any PIK Interest Shares so issued would be valued at the arithmetic average of the volume-weighted average trading prices of our Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date.  Pursuant to the agreements, we also agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock.
In addition, we have the right to conduct a rights offering (the “Rights Offering”) for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”).  The Rights Offering Notes would be substantially similar to the Notes, except with respect to, among other things, the conversion price thereof, which would be equal to 130% of the closing price of our Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share).  If we were to issue $150.0 million in Rights Offering Notes, and assuming such notes were convertible into shares of Common Stock at a conversion price of $28.00 per share, up to 5,357,143 shares of Common Stock would be issuable upon conversion of the Rights Offering Notes.  Interest on the Rights Offering Notes would also be payable, at our option, in cash or through the issuance of PIK Interest Shares.
As of December 31, 2017 and based on the closing price of our Common Stock on March 15, 2018, $26.29 per share, up to 3,453,785 shares of Common Stock were reserved or contemplated for issuance pursuant to or in connection with the settlements of certain litigation matters, 4,310,414 shares of Common Stock were reserved for issuance pursuant to our equity incentive plans and programs, and 1,633,146 shares of Common Stock were otherwise contemplated for issuance as equity incentive or similar awards.
The issuance of shares of Common Stock (i) upon the conversion of the Notes, the Option Notes (if issued) or the Rights Offering Notes (if issued), (ii) as payment-in-kind of interest on any such notes through the issuance of PIK Interest Shares, (iii) upon the exercise of warrants, (iv) in connection with settlement of litigation, (iv) in connection with our pending and contemplated equity awards or (v) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder’s percentage ownership of our outstanding Common Stock.

Provisions in our certificate of incorporation, bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous.
These provisions:

•	provide for a classified board of directors so that not all members of our Board are elected at one time;

•	authorize “blank check” preferred stock that our Board could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the Board is expressly authorized to make, alter or repeal our bylaws; and

•	provide for advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.
Shareholder activists could cause a disruption to our business.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others, such as shareholder proposals, media campaigns, proxy contests and other such actions. Responding to proxy contests or such other actions could be costly and time-consuming, disrupt our operations and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of our Board may lead to the perception of a change in the direction of the business, loss of potential business opportunities, instability or lack of continuity. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters and executive offices are located in Reston, Virginia, where we occupy approximately 111,000 square feet of office space under leases that initially expire in 2022, although we have an option to extend until 2032, subject to certain conditions. We also lease space in various locations throughout North America, South America, Europe, and Asia Pacific for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.
Our other significant locations, all of which are leased under operating leases, include the following:
•Portland, Oregon
•New York, New York
•Chicago, Illinois
•Seattle, Washington
•San Francisco, California
•London, England

As of December 31, 2017, we have approximately 293,000 square feet leased in 47 locations worldwide.
For additional information regarding obligations under operating leases, refer to Footnote 11, Commitments and Contingencies of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS
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
Rentrak Merger Litigation
In October 2015, four class action complaints were filed in the Multnomah County Circuit Court in Oregon in connection with our merger with Rentrak, which became a wholly-owned subsidiary of the Company on January 29, 2016. On November 23, 2015, these four actions were consolidated as In re Rentrak Corporation Shareholders Litigation, with us, Rentrak and certain former directors and officers of Rentrak named as defendants. On July 21, 2016, the lead plaintiff filed a second amended class action complaint, which alleged that Rentrak and its former officers and directors breached their fiduciary duties to Rentrak stockholders by, among other things, failing to disclose all material facts necessary for a fully informed stockholder vote on the merger. The complaint also alleged that we aided and abetted these alleged breaches of fiduciary duties. The complaint sought equitable relief in the form of a rescission of the merger, rescissionary damages, attorneys’ fees and costs. On February 6, 2017, a separate action, John Hulme v. William P. Livek et al., was also filed in the Multnomah County Circuit Court in Oregon, alleging materially similar claims and seeking the same relief as that of In re Rentrak. On March 24, 2017, the court dismissed the lead plaintiff’s aiding-and-abetting claim against us, and allowed the lead plaintiff to replead the claim. The court also dismissed the lead plaintiff’s claim seeking rescission of the merger.
On April 17, 2017, the parties in all cases reached an agreement in principle, settling all claims in the above-referenced matters. The defendants or their insurers agreed to pay the plaintiff class $19.0 million, of which amount we would contribute $1.7 million, or approximately 9%, and the remainder will be funded by our insurers. On May 24, 2017, the court signed an order granting preliminary approval of the parties' stipulation of settlement. Our contribution of $1.7 million was paid on July 18, 2017. A fairness hearing for final approval of the settlement took place on September 12, 2017, and the court granted final approval of the settlement and entered the final approval order that day. The relevant time periods for any appeal have lapsed and the settlement is final.
Derivative Litigation
The Consolidated Virginia Derivative Action. In May 2016 and July 2016, two purported shareholder derivative actions, Terry Murphy v. Serge Matta et al. and Ron Levy v. Serge Matta et al., were filed in the Circuit Court of Fairfax County, Virginia against us as a nominal defendant and against certain of our current and former directors and officers. The complaints alleged that the defendants intentionally or recklessly made materially false or misleading statements regarding the Company and asserted claims of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets against the defendants. The complaints sought declarations that the plaintiffs can maintain the action on behalf of the Company, declarations that the individual defendants have breached fiduciary duties or aided and abetted such breaches, awards to us for damages sustained, purported corporate governance reforms, awards to us of restitution from the individual defendants and reasonable attorneys’ and experts’ fees. On February 8, 2017, the Levy plaintiff filed a motion for leave to file an amended complaint, attaching a proposed amended complaint (the “Proposed Amended Complaint”) alleging claims substantially similar to those alleged in the original complaint. On April 7, 2017, the Murphy and Levy parties filed a consent order consolidating the Murphy and Levy actions and designating the Proposed Amended Complaint as the operative complaint in the action if the court grants the motion for leave to file an amended complaint. The court entered the consent order on April 13, 2017 and granted the motion for leave to amend the complaint on May 19, 2017, designating the Proposed Amended Complaint as the operative complaint in the consolidated action.

The Assad Action. On April 14, 2017, another purported shareholder derivative action, George Assad v. Gian Fulgoni et al., was filed in the Circuit Court of Fairfax County, Virginia against us as a nominal defendant and against the same current and former directors and officers of the Company as the Murphy and Levy actions, as well as certain additional individuals. The Assad complaint alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, as well as a claim seeking to compel our Board to hold an annual stockholders’ meeting. In addition to an order compelling the Board to hold an annual stockholders’ meeting, the Assad complaint seeks judgment against the defendants in the amount by which we were allegedly damaged, an order directing defendants to provide operations reports and financial statements for all previous quarters allegedly identified by the Audit Committee as inaccurate, purported corporate governance reforms, the restriction of proceeds of defendants’ trading activities pending judgment, an award of restitution from the defendants, and an award of attorneys’ fees and costs. On May 25, 2017, the Assad plaintiff moved to vacate or modify the consent order in the consolidated Murphy and Levy actions insofar as that order appointed lead counsel and to allow for submission of briefs regarding the appointment of lead counsel. Lead counsel in the consolidated case responded to this motion on June 2, 2017. The court has not taken action on these motions. From June to August 2017, the parties filed, and the court entered, several agreed orders extending the time for parties who had been served to respond to the Assad complaint. On August 4, 2017, we moved for an order of consolidation of the Assad action into the consolidated Virginia action. The motion has not been brought for a hearing due to the pendency of the proposed derivative litigation settlement.
The Consolidated Federal Derivative Action. In December 2016 and February 2017, two purported shareholder derivative actions, Wayne County Employees’ Retirement System v. Fulgoni et al. and Michael C. Donatello v. Gian Fulgoni et al., were filed in the District Court for the Southern District of New York against us and certain of our current and former directors and officers. The complaints alleged, among other things, that the defendants provided materially false and misleading information regarding the Company, its business and financial performance. The Donatello complaint also alleged that the defendants breached their fiduciary duties, failed to maintain internal controls and were unjustly enriched to the detriment of the Company. The complaints sought awards of monetary damages, purported corporate governance reforms, the award of punitive damages, and attorneys’, accountants’ and experts’ fees and other relief. On March 3, 2017, the court granted a stay pending consideration of the parties’ stipulation to consolidate the Wayne County and Donatello actions. On April 25, 2017, the court signed and entered the parties’ stipulation to consolidate the two actions and lead plaintiffs filed a consolidated amended complaint on May 25, 2017. On June 20, 2017 and August 25, 2017, the court entered the parties’ stipulations and proposed orders temporarily staying the case and extending the time for us and all defendants to respond to the complaint. Following the proposed settlement discussions noted below, the court entered the parties’ stipulation and proposed order further staying proceedings pending application for preliminary approval of settlement on September 21, 2017.
Proposed Derivative Litigation Settlement. On September 10, 2017 we, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, we would receive a $10.0 million cash payment, funded by our insurer. Pursuant to this proposed settlement, we have agreed, subject to court approval, to contribute $8.0 million in comScore Common Stock toward the payment of attorneys’ fees. We have also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. On January 31, 2018, the parties entered into a Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the settlement on February 2, 2018. The Court held a hearing on the plaintiffs' motion for preliminary approval on February 14, 2018, indicated that it would grant preliminary approval with minor modifications to the proposed notice of settlement and scheduled a hearing to determine whether to finally approve settlement on June 7, 2018. On February 23, 2018, the Court entered an order preliminarily approving the proposed settlement. As of December 31, 2017, we reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers. For the year ended 2017, $2.0 million was recorded as a reduction to investigation and audit related expenses on our Consolidated Statements of Operations and Comprehensive Loss.
Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of our current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in our registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants are liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On April 24, 2017, all defendants filed motions to dismiss. After the motion was fully briefed and after a hearing, the Court denied all motions to dismiss on August 4, 2017. The parties are currently engaged in discovery, and on September 25, 2017, the Hulme plaintiff moved to certify the class. We filed our opposition to the Hulme plaintiff’s motion to certify the class on November 9, 2017. The Court held a hearing on the motion on December 5, 2017, and at that hearing, the Court deferred ruling on the motion until February 14, 2018 pending the proposed settlement in the Fresno County Employees’ Retirement Association case (“Fresno County”, described below). On February 14, 2018, following a hearing, the Court granted class certification only as to EY and deferred ruling on class certification as to all other defendants, pending the final approval hearing in Fresno County scheduled for June 7, 2018. The outcome of this matter is unknown but management does not believe a material loss was probable or estimable as of December 31, 2017 or 2016.
Federal Securities Class Action Litigation
Also in October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against us, certain of our current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed a second consolidated amended class action complaint, which alleged that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in our and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. We and the individual defendants filed motions to dismiss, the court held oral argument on those motions on July 14, 2017, however, on July 28, 2017, the court denied those motions. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against us. All of the $27.2 million in cash would be funded by our insurers. We have the option to fund all or a portion of the $82.8 million with cash in lieu of Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018. On January 29, 2018, the Court held a hearing regarding the plaintiffs' motion for preliminary approval and entered an order granting preliminary approval of the settlement that same day. The settlement remains subject to final approval by the Court, and to that end, the Court has scheduled a hearing to determine whether to finally approve the settlement on June 7, 2018. As of December 31, 2017, we have reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers. For the year ended 2017, $82.8 million is recorded as settlement of litigation, net, on our Consolidated Statements of Operations and Comprehensive Loss.
Delaware General Corporation Law Section 211 Litigation
On July 25, 2017, Starboard Value and Opportunity Master Fund Ltd., a comScore shareholder, filed a verified complaint in the Delaware Court of Chancery pursuant to Delaware General Corporation Law Section 211(c), alleging that we had not held an annual meeting of stockholders for the election of directors since July 21, 2015 and seeking an order compelling us to hold an annual meeting. The plaintiff also moved for an order expediting proceedings. The court granted the order to expedite shortly thereafter, and the parties agreed to a trial date of September 14, 2017. The parties exchanged discovery on an expedited basis and filed pretrial briefs on September 7, 2017. On September 13, 2017, the parties agreed to continue the trial date to September 29, 2017. On September 28, 2017, we entered into an agreement with Starboard Value LP and certain of its affiliates (collectively, “Starboard”), which beneficially owned approximately 4.8% of our outstanding Common Stock as of that date, regarding, among other things, the membership and composition of the Board. Starboard also agreed to dismiss its litigation against us. On September 29, 2017, the parties canceled the trial and on October 2, 2017, the parties filed a joint stipulation dismissing the case with prejudice.
Privacy Demand Letters
On September 11, 2017, we and a wholly-owned subsidiary, Full Circle Studies, Inc., (“Full Circle”) received demand letters on behalf of named plaintiffs and all others similarly situated alleging that we and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts General Laws chapter 93A and the federal Children’s Online Privacy Protection Act (“COPPA”), 15 U.S.C. §§ 6501-06. The letters alleged that we and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by Disney. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. We and Full Circle responded to the demand letters on October 11, 2017. The responses advised that, after investigating the allegations, we and Full Circle do not believe the threatened claims have any legal merit or factual support. No lawsuit has been filed. If a lawsuit is filed, we and Full Circle intend to vigorously defend ourselves.

Nielsen Arbitration/Litigation
On September 22, 2017, Nielsen Holdings PLC (“Nielsen”) filed for arbitration against comScore alleging that comScore breached the parties’ agreement regarding an alleged unauthorized use of Nielsen’s data to compete directly against Nielsen’s linear television services.  comScore denied the allegations, and the matter is pending. On September 22 and 25, 2017, Nielsen also filed a civil complaint against comScore in the United States District Court for the Southern District of New York before Judge Vernon Broderick seeking preliminary injunctive relief against any unauthorized use of Nielsen’s data.  On October 11, 2017, we responded and objected to the request for a preliminary injunction.  On March 6, 2018, Judge Broderick denied Nielsen's motion for preliminary injunction and stayed the case pending completion of arbitration. We are vigorously defending ourselves in these matters.
SEC Investigation
The United States Securities and Exchange Commission (“SEC”) is investigating allegations regarding revenue recognition, internal controls, non-GAAP disclosures and whistleblower retaliation. The SEC has made no decisions regarding these matters including whether any securities laws have been violated. We are cooperating fully with the SEC.
Export Controls Review
We have recently become aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company has filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. We have notified OFAC and BIS of the ongoing internal review, which is being conducted with the assistance of the Company’s outside counsel. If any violations are confirmed as part of our review, we could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, we believe that a material loss was not probable or estimable as of December 31, 2017 or 2016.
Other Matters
In addition to the matters described above, we are, and may become, a party to a variety of legal proceedings from time to time that arise in the normal course of our business. While the results of such legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of any such current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Indemnification
We have entered into indemnification agreements with each of our directors and certain officers, and our amended and restated certificate of incorporation requires us to indemnify each of our officers and directors, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. We have paid and continue to pay legal counsel fees incurred by the present and former directors and officers who are involved in legal proceedings that require indemnification.
Similarly, certain of our commercial contracts require us to indemnify contract counterparties under specified circumstances, and we may incur legal counsel fees and other costs in connection with these obligations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
As a result of our delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of Nasdaq and our Common Stock was suspended from trading on The Nasdaq Global Select Market on February 8, 2017 and delisted effective May 30, 2017. Following the suspension of trading, our Common Stock has been trading on the OTC Pink Tier under the symbol “SCOR.” The following table sets forth, for the periods indicated, the high and low sales prices and bid quotations of our Common Stock as reported by The Nasdaq Global Select Market and the OTC Pink Tier, as applicable. The OTC Pink Tier quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

	2017		2016		2015
Fiscal Period	High	Low	High	Low	High	Low
First Quarter	$33.99	$20.81	$43.53	$26.21	$55.40	$39.89
Second Quarter	$27.25	$21.60	$33.69	$21.74	$58.22	$44.40
Third Quarter	$30.40	$26.00	$33.02	$23.65	$65.00	$41.37
Fourth Quarter	$31.00	$27.25	$34.85	$26.99	$51.37	$36.91
On March 15, 2018, the last reported bid price of our Common Stock on the OTC Pink Tier was $26.29 per share.
HOLDERS
As of February 28, 2018, there were 101 stockholders of record of our Common Stock, although we believe that there may be a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of February 28, 2018.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our Common Stock between December 31, 2012 and December 31, 2017 to the cumulative total returns of the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2012 in our Common Stock, the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. We have never paid cash dividends on our Common Stock and have no present plans to do so.
comScore was added to the S&P MidCap 400 Index on February 1, 2016. Due to the delisting of our Common Stock from The Nasdaq Global Select Market, comScore was removed from the S&P MidCap 400 Index on February 10, 2017.
The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The Nasdaq Composite Index, The S&P MidCap 400 Index
and The Nasdaq Computer Index

 _________________

*	$100 invested upon market close of The Nasdaq Global Select Market on December 31, 2012, including reinvestment of dividends.
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended (the "Exchange Act") whether made before or after the date hereof and irrespective of any general incorporation language in any such securities filing.
DIVIDEND POLICY
Since our inception, we have not declared or paid any cash dividends. We do not anticipate paying any cash dividends in the foreseeable future. Under the terms of the Notes we issued and sold to Starboard, we must satisfy certain qualifying conditions or obtain the consent of the holders of at least a majority of the aggregate principal amount of Notes then outstanding before we may declare or pay any dividends, subject to certain exceptions.
EQUITY COMPENSATION PLANS
The information required by this item regarding equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 10-K.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities during the Years Ended December 31, 2017, 2016 and the Three Months Ended December 31, 2015
As a result of our inability to file our periodic reports with the SEC during our investigation, review and audit, we have been unable to use our registration statement on Form S-8 to make equity grants to our directors or employees since February 2016. In addition, we have not made any equity awards to directors or employees, including executive officers, since February 2016 other than those outlined below.
The following summarizes (1) a settlement of a previously issued restricted stock unit ("RSU") award and (2) an equity award approved by the Compensation Committee of the Board on the dates listed below during the year ended December 31, 2016, under a private placement exemption to executive officers qualifying as accredited investors:

(1)
issuance of 3,300 shares of restricted Common Stock in consideration for vested RSUs to Melvin Wesley, the former Chief Financial Officer of the Company, on October 10, 2016, in connection with his termination of employment with the Company; and

(2)
an award of 35,000 RSUs to David Chemerow, the Company's former Chief Financial Officer, on August 5, 2016, in connection with his appointment to the position of Chief Financial Officer, which is subject to continued vesting under his separation agreement with the Company.

These securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
Refer to Footnote 20, Subsequent Events of the Notes to Consolidated Financial Statements, for additional information related to the unregistered sale of equity securities after December 31, 2017.

Use of Proceeds from Sale of Registered Equity Securities
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Since our last 10-Q filing for the three and nine months ended September 30, 2015, we repurchased shares of our Common Stock in connection with the following:

(i)	The payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and RSU awards, which shares were repurchased at the then current fair market value of the shares;

(ii)	The repurchase right afforded to us upon the cessation of employment of certain of our employees; and

(iii)	As part of a publicly announced plan or program.
(i) The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock and RSU awards were repurchased at the then current fair market value of the shares and consisted of the following:

	Total Number of Shares Purchased	Average Price Paid Per Share
2015
Total - Three Months Ended March 31, 2015	430,778	$50.28
Total - Three Months Ended June 30, 2015	46,511	$56.53
Total - Three Months Ended September 30, 2015	48,226	$57.87
October 1 - October 31, 2015	—	$—
November 1 - November 30, 2015	18,854	$54.81
December 1 - December 31, 2015	1,042	$43.38
Total - Three Months Ended December 31, 2015	19,896	$54.21
Total - Twelve Months Ended December 31, 2015	545,411	$51.63
2016 (1)
January 1 - January 31, 2016	—	$—
February 1 - February 29, 2016	190,312	$41.79
March 1 - March 31, 2016	82,366	$32.18
Total - Three Months Ended March 31, 2016	272,678	$38.89
October 1 - October 31, 2016	5,420	$29.65
November 1 - November 30, 2016	—	$—
December 1 - December 31, 2016	1,203	$29.16
Total - Three Months Ended December 31, 2016	6,623	$29.56
Total - Twelve Months Ended December 31, 2016	279,301	$38.67
2017 (1)
January 1 - January 31, 2017	—	$—
February 1 - February 28, 2017	—	$—
March 1 - March 31, 2017	59,707	$21.14
Total - Three Months Ended March 31, 2017	59,707	$21.14
Three Months Ended June 30, 2017	—	—
July 1 - July 31, 2017	—	$—
August 1 - August 31, 2017	9,597	$26.20
September 1 - September 30, 2017	—	$—
Three Months Ended September 30, 2017	9,597	$26.20
Three Months Ended December 31, 2017	—	—
Total - Twelve Months Ended December 31, 2017	69,304	$21.84
(1) Table includes only those quarters during the years ended 2017 and 2016 with activity.

(ii) The shares we repurchased, at no cost to us, in connection with the repurchase right afforded to us upon the cessation of employment of certain of our employees consisted of the following:

	Total Number of Shares Purchased	Average Price Paid Per Share
2015 (1)
Total - Three Months Ended March 31, 2015	1,650	$—
Total - Three Months Ended June 30, 2015	8,113	$—
Total - Three Months Ended September 30, 2015	500	$—
Total - Twelve Months Ended December 31, 2015	10,263	$—
2016 (1)
January 1 - January 31, 2016	—	$—
February 1 - February 29, 2016	—	$—
March 1 - March 31, 2016	1,750	$—
Total - Three Months Ended March 31, 2016	1,750	$—
Total - Twelve Months Ended December 31, 2016	1,750	$—
2017 (1)
(1) Table includes only those quarters during the years ended 2017, 2016 and 2015 with activity.
(iii) As part of our share repurchase programs, shares were purchased in open market transactions or pursuant to trading plans that were adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases could be determined at our discretion, and the share repurchase program could be suspended, terminated or modified at any time for any reason. Shares repurchased were classified as treasury stock. Details of the share repurchases during the periods noted below under our share repurchase programs were as follows:

(In millions, except share and per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Repurchased (1)
2015 (2)
Total - Three Months Ended March 31, 2015 (3)	80,661	$46.56	$3.8
Total - Three Months Ended June 30, 2015 (3)(4)	1,045,140	$53.78	$56.2
Total - Three Months Ended September 30, 2015 (4)	823,779	$55.78	$45.9
Total - Twelve Months Ended December 31, 2015	1,949,580	$54.33	$105.9
2016 (2)
January 1 - January 31, 2016	—	$—
February 1 - February 29, 2016	222,763	40.42
March 1 - March 31, 2016	452,909	40.34
Total - Three Months Ended March 31, 2016 (5)	675,672	$40.39	$27.3
Total - Twelve Months Ended December 31, 2016	675,672	$40.39	$27.3
2017 (2)
(1) Total value of shares repurchased, as measured at the time of repurchase.
(2) Table includes only those quarters during the years ended 2017, 2016 and 2015 with activity.
(3) June 2014 Share Repurchase Program - On June 6, 2014, we announced that the Board had approved the repurchase of up to $50 million of Common Stock. This repurchase program concluded on May 5, 2015 and resulted in the repurchase of $6.0 million of shares of Common Stock during the year ended 2015 (as measured at the time of repurchase).
(4) May 2015 Share Repurchase Program - On May 5, 2015, we announced that the Board had approved the repurchase of up to $150 million of our Common Stock which commenced on May 6, 2015. Such repurchases were made at various times subject to pre-determined price and volume guidelines established by the Board. Through December 31, 2015, this program resulted in the repurchase of $99.9 million of shares of Common Stock (as measured at the time of repurchase). The program was suspended in September 2015 pending the closing of the Rentrak merger.
(5) February 2016 Share Repurchase Program - On February 17, 2016, the Company announced that the Board had approved the adoption of a new share repurchase program, superseding prior programs, for $125.0 million of Common Stock commencing at the end of February 2016. Through December 31, 2016, this program resulted in the repurchase of $27.3 million of shares of Common Stock (as measured at the time of repurchase). On March 5, 2016, the Board suspended the share repurchase program indefinitely, with such suspension to be re-evaluated following the completion of the Audit Committee’s investigation and the Company regaining compliance with its SEC reporting requirements. At the time of suspension, $97.7 million remained available for the repurchase of Common Stock under the February 2016 Share Repurchase Program.

ITEM 6.	SELECTED FINANCIAL DATA
The selected condensed Consolidated Statement of Operations data and condensed consolidated balance sheet data displayed below is derived from our audited Consolidated Financial Statements for the three-year period ended December 31, 2017. As described below, the selected financial data as of and for the years ended December 31, 2014 (As Restated) and 2013 (As Restated) are unaudited, have been derived from our unaudited Consolidated Financial Statements, which were prepared on the same basis as our audited Consolidated Financial Statements, and reflect the impact of adjustments to, or restatement of, our previously furnished or filed financial information, including a January 1, 2013 cumulative effect adjustment to Stockholders’ Equity for the impact of accounting errors that impacted periods prior to January 1, 2013. The selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in this 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

	Years Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015 (1)	2014 (As Restated) (Unaudited)	2013 (As Restated) (Unaudited)
Condensed Consolidated Statement of Operations Data:
Revenues	$403,549	$399,460	$270,803	$304,275	$282,602
Total expenses from operations	699,052	531,302	345,898	327,750	281,612
(Loss) income from operations	(295,503)	(131,842)	(75,095)	(23,475)	990
Non-operating income (expenses), net	11,393	10,662	(2,643)	(504)	(1,019)
Income tax benefit (provision)	2,717	4,007	(484)	(4,794)	(22,745)
Net loss	$(281,393)	$(117,173)	$(78,222)	$(28,773)	$(22,774)
Net loss per common share:
Basic and diluted	$(4.90)	$(2.10)	$(2.07)	$(0.85)	$(0.66)
Weighted-average number of shares used in per share calculations - Common Stock:
Basic and diluted	57,485,755	55,728,090	37,879,091	33,689,660	34,443,126
(1) The financial data for the year ended December 31, 2015 is adjusted from our unaudited financial information for the year ended December 31, 2015 previously included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016. Our audited Consolidated Financial Statements for the year ended December 31, 2015, were not previously issued or filed.

	December 31,
(In thousands)	2017	2016	2015 (1) (Unaudited)	2014 (As Restated) (Unaudited)	2013 (As Restated) (Unaudited)
Condensed Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$45,125	$116,753	$146,986	$43,015	$67,795
Total current assets	179,554	232,433	247,263	148,245	163,379
Total assets	1,022,439	1,120,792	446,196	315,344	344,041
Capital lease obligations and software license arrangements, current and long-term (2)	13,162	28,578	32,299	26,428	24,044
Total liabilities	365,947	215,939	184,018	182,612	165,867
Stockholders’ equity	656,492	904,853	262,178	132,732	178,174
(1) The financial data as of December 31, 2015 is adjusted from our unaudited financial information for the year ended December 31, 2015 previously included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016. Our audited Consolidated Financial Statements for the year ended December 31, 2015, were not previously issued or filed.
(2) Amounts shown for December 31, 2017 and 2016 include software license obligations in the amount of $4.8 million and $7.7 million, respectively. Amounts shown for 2015, 2014 and 2013 include capital lease obligations only. The Company had no other outstanding debt obligations in each of the five years ended December 31, 2017. However, the Company entered into a new financing arrangement in January 2018, refer to Footnote 20, Subsequent Events, for additional details.

Background of Audit Committee Investigation and Subsequent Management Review
As discussed in the Explanatory Note, in February 2016, the Audit Committee of the Board commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture, and certain employment practices. As a result of the issues identified in the Audit Committee's investigation and management's subsequent review, on September 12, 2016, the Company announced that the Audit Committee, in consultation with outside advisors and management, had concluded that the Company could no longer support the prior accounting for non-monetary contracts recorded by the Company during 2013, 2014 and 2015. As a result, we concluded that (i) our previously issued, unaudited quarterly and year-to-date Consolidated Financial Statements for the quarters ended March 31, June 30 and September 30, 2015 filed on Quarterly Reports on Form 10-Q on May 5, August 7, and November 6, 2015, respectively, (ii) our previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K on February 20, 2015 and February 18, 2014, respectively (including the interim periods within those years) and (iii) our preliminary unaudited Condensed Consolidated Financial Statements for the quarter and year ended December 31, 2015 included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016, should no longer be relied upon.
On November 23, 2016, the Company, in a Current Report on Form 8-K, reported that the Audit Committee's investigation was complete and had concluded that, as a result of certain instances of misconduct and errors in accounting determinations, adjustments to the Company's accounting, for certain non-monetary and monetary transactions were required. As a result of the Audit Committee's conclusions and observations, we began a process of reviewing substantially all of our accounting policies, significant accounting transactions, related party transactions, and other financial, internal control and disclosure matters. In addition to the above-referenced adjustments related to revenue and expenses associated with non-monetary transactions, we also concluded that the accounting treatment for certain monetary transactions, certain business and asset acquisitions, our deferred tax assets and other accounting matters required adjustments. This review also identified various material weaknesses in internal control, including in our entity level controls and in certain accounting practices. For further information regarding our evaluation of our control environment, our material weaknesses and our remediation initiatives, refer to Item 9A, "Controls and Procedures" in this Annual Report on Form 10-K.
The following tables summarize the effects of the adjustments on our previously provided unaudited financial information for the year ended December 31, 2015 that were included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016.

	Year Ended December 31, 2015
(In thousands, except share and per share information)	As Previously Reported (Unaudited) (1)	Adjustments					Total Adjustments	As Adjusted
		A	B	C	D	E
Revenues	$368,817	$(57,537)	$(28,964)	$(11,513)	$—	$—	$(98,014)	$270,803
Total expenses from operations	371,467	(5,098)	(20,815)	(2,419)	2,763	—	(25,569)	345,898
Loss from operations	(2,650)	(52,439)	(8,149)	(9,094)	(2,763)	—	(72,445)	(75,095)
Non-operating (expenses) income, net	(2,367)	555	—	(586)	(245)	—	(276)	(2,643)
Income tax (provision) benefit	(1,745)	—	—	—	—	1,261	1,261	(484)
Net loss	$(6,762)	$(51,884)	$(8,149)	$(9,680)	$(3,008)	$1,261	$(71,460)	$(78,222)

Net (loss) income per common share:
Basic and diluted	$(0.18)	$(1.37)	$(0.22)	$(0.26)	$(0.08)	$0.03	$(1.89)	$(2.07)
Weighted-average number of shares used in per share calculations - Common Stock:
Basic and diluted	37,879,091							37,879,091
(1) The financial data as of December 31, 2015 is derived from our unaudited financial information for the year ended December 31, 2015 previously included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016. Our audited Consolidated Financial Statements for the year ended December 31, 2015, were not previously issued or filed.

	December 31, 2015
	As Previously Reported (Unaudited)(1)	Adjustments					Total Adjustments	As Adjusted (Unaudited)
(In thousands)		A	B	C	D	E
Cash, cash equivalents, restricted cash and marketable securities	$146,986	$—	$—	$—	$—	$—	$—	$146,986
Total current assets	272,095	(5,227)	(10,560)	(8,146)	(782)	(117)	(24,832)	247,263
Total assets	563,242	(68,725)	(10,560)	(8,146)	(1,633)	(27,982)	(117,046)	446,196
Capital lease obligations, current and long-term	33,039	—	—	—	(740)	—	(740)	32,299
Total liabilities	169,365	—	—	10,114	1,648	2,891	14,653	184,018
Stockholders’ equity	393,877	(68,725)	(10,560)	(18,260)	(3,281)	(30,873)	(131,699)	262,178
(1) The financial data as of December 31, 2015 is derived from our unaudited financial information for the year ended December 31, 2015 previously included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016. Our audited Consolidated Financial Statements for the year ended December 31, 2015, were not previously issued or filed.

The following tables summarize the effects of the restatement adjustments on our previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K.

	Year Ended December 31, 2014
(In thousands, except share and per share information)	As Previously Reported	Restatement Adjustments					Total Restatement Adjustments	As Restated (Unaudited)
		A	B	C	D	E
Revenues	$329,151	$—	$(16,251)	$(8,625)	$—	$—	$(24,876)	$304,275
Total expenses from operations	343,931	—	(16,263)	(628)	710	—	(16,181)	327,750
Loss from operations	(14,780)	—	12	(7,997)	(710)	—	(8,695)	(23,475)
Non-operating (expenses) income, net	(438)	—	—	119	(185)	—	(66)	(504)
Income tax benefit (provision)	5,315	—	—	—	—	(10,109)	(10,109)	(4,794)
Net (loss) income	$(9,903)	$—	$12	$(7,878)	$(895)	$(10,109)	$(18,870)	$(28,773)

Net loss per common share:
Basic and diluted	$(0.29)	$—	$—	$(0.23)	$(0.03)	$(0.30)	$(0.56)	$(0.85)
Weighted-average number of shares used in per share calculations - Common Stock:
Basic and diluted	33,689,660							33,689,660

	December 31, 2014
(In thousands)	As Previously Reported	Restatement Adjustments					Total Restatement Adjustments	As Restated (Unaudited)
		A	B	C	D	E
Cash, cash equivalents, restricted cash and marketable securities	$43,015	$—	$—	$—	$—	$—	$—	$43,015
Total current assets	178,883	—	(2,411)	(6,748)	(382)	(21,097)	(30,638)	148,245
Total assets	353,952	—	(2,411)	(6,748)	(160)	(29,289)	(38,608)	315,344
Capital lease obligations, current and long-term	26,425	—	—	—	3	—	3	26,428
Total liabilities	178,687	—	—	1,850	134	1,941	3,925	182,612
Stockholders’ equity	175,265	—	(2,411)	(8,598)	(294)	(31,230)	(42,533)	132,732

	Year Ended December 31, 2013
(In thousands, except share and per share information)	As Previously Reported	Restatement Adjustments					Total Restatement Adjustments	As Restated (Unaudited)
		A	B	C	D	E
Revenues	$286,860	$—	$(3,245)	$(1,013)	$—	$—	$(4,258)	$282,602
Total expenses from operations	283,767	—	(1,796)	(228)	(131)	—	(2,155)	281,612
Income (loss) from operations	3,093	—	(1,449)	(785)	131	—	(2,103)	990
Non-operating expenses, net	(1,000)	—	—	(17)	(2)	—	(19)	(1,019)
Income tax provision	(4,426)	—	—	—	—	(18,319)	(18,319)	(22,745)
Net (loss) income	$(2,333)	$—	$(1,449)	$(802)	$129	$(18,319)	$(20,441)	$(22,774)

Net loss per common share:
Basic and diluted	$(0.07)	$—	$(0.04)	$(0.02)	$—	$(0.53)	$(0.59)	$(0.66)
Weighted-average number of shares used in per share calculations - Common Stock:
Basic and diluted	34,443,126							34,443,126

	December 31, 2013
(in thousands)	As Previously Reported	Restatement Adjustments					Total Restatement Adjustments	As Restated (Unaudited)
		A	B	C	D	E
Cash, cash equivalents, restricted cash and marketable securities	$67,795	$—	$—	$—	$—	$—	$—	$67,795
Total current assets	178,799	—	(2,423)	(1,372)	(823)	(10,802)	(15,420)	163,379
Total assets	363,413	—	(2,423)	(1,372)	371	(15,948)	(19,372)	344,041
Capital lease obligations, current and long-term	23,681	—	—	—	363	—	363	24,044
Total liabilities	164,611	—	—	(735)	(224)	2,215	1,256	165,867
Stockholders’ equity	198,802	—	(2,423)	(637)	595	(18,163)	(20,628)	178,174

The components of the cumulative effect of the restatement adjustments that we made, as of January 1, 2013, to the opening balance of accumulated deficit in our Consolidated Statements of Stockholders' Equity are also detailed in the table below.

	Cumulative Effect Adjustment on January 1, 2013 Stockholders' Equity (1)
(in thousands)	As Previously Reported	Restatement Adjustments					Total Restatement Adjustments	As Restated (Unaudited)
		A	B	C	D	E
Stockholders’ equity	$195,643	$—	$(974)	$159	$464	$157	$(194)	$195,449
(1) Certain errors impacted years prior to 2013 and as such these errors are aggregated to adjust the January 1, 2013 opening balance of Stockholders’ Equity.

The following is a discussion of the significant adjustments that were made to our previously provided Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.
(A) WPP Capital Transactions and GroupM Arrangement: WPP Capital Transactions As described in Footnote 3, Business Combinations and Acquisitions of the Notes to Consolidated Financial Statements, during the first quarter of 2015, we entered into several agreements with WPP, that ultimately resulted in, among other things, WPP becoming a related party, as described below (collectively, the "WPP Capital Transactions").

•	We agreed to acquire all of the outstanding common stock of WPP's Nordic Internet Audience Measurement ("IAM") business in Norway, Sweden and Finland in exchange for shares of our Common Stock.

•
We entered into a Strategic Alliance Agreement ("Strategic Alliance") in which we and WPP agreed to collaborate on the cross-media audience and campaign measurement (“CMAM”) business for certain areas outside the U.S. for an initial ten-year term. Under the terms of the Strategic Alliance, the parties agreed to jointly develop and market CMAM, leveraging our digital assets and the television assets and global footprint of WPP.

•	WPP agreed to conduct a tender offer for shares of our Common Stock from existing stockholders at an offered price of $46.13 per share.

•
If the shares issued and the shares WPP acquired in the tender offer represented less than 15% of our then outstanding Common Stock, the Company agreed to sell to WPP, at a price of $46.13 per share, such newly issued shares that would cause WPP’s aggregate holdings to equal 15% of our then outstanding Common Stock.

On April 1, 2015:

•
We closed the acquisition of the IAM business and the Strategic Alliance and issued 1,605,330 shares of our Common Stock from treasury, which represented 4.45% of our then outstanding Common Stock; and

•
We sold to WPP 4,438,353 newly issued shares of Common Stock for an aggregate purchase price of $204.7 million. After this issuance and including shares acquired by WPP via the tender offer, WPP held 15% of our then outstanding shares of Common Stock.

•	The closing Common Stock share price was $51.42, resulting in a total market value of shares of Common Stock held by WPP of $310.8 million.
As a result of the investigation and the subsequent process of reviewing our accounting for significant transactions, we have re-evaluated the underlying projections supporting the intangible asset associated with the Strategic Alliance. The projections and valuation at the time of the transaction resulted in a fair value of $97.6 million. Following the investigation and our accounting review, we have modified the assumptions, projections and valuations related to the Strategic Alliance intangible asset. As a result, we and our independent valuation consultants determined the fair value of the Strategic Alliance asset to be $30.1 million. As part of this adjustment, we reduced by $5.1 million the amount of amortization expense of intangible assets that we previously incurred for the year ended 2015.
GroupM Arrangement
At approximately the same time that we closed the WPP Capital Transactions, we also entered into an agreement with GroupM, a WPP affiliate (the "GroupM Arrangement"), in which GroupM agreed to a minimum commitment of $20.9 million ("Subscription Receivable"). We have determined that the negotiation and execution of this agreement happened concurrently with the WPP Capital Transactions and that these transactions should have been considered, for accounting purposes, as contemporaneous. Accordingly, $9.3 million of revenue originally recognized in 2015 for this GroupM agreement was reversed and the present value of the Subscription Receivable, $(19.2) million, was classified as contra equity within additional paid-in capital on our Consolidated Statements of Stockholders' Equity. We reversed the accounts receivable balance associated with the transaction and have no longer characterized it as a revenue arrangement, and no future revenue will be recognized. As cash is received on the contract, the Subscription Receivable is decreased by the amount of cash received, and results in an increase to additional paid-in capital. We expect to collect the remaining Subscription Receivable in 2018. We recognized interest income related to this receivable during the years ended 2017, 2016 and 2015 of $0.3 million, $0.6 million and $0.6 million, respectively.

Overall Impact of WPP Capital Transactions and GroupM Arrangement
The total consideration related to the WPP Capital Transactions and GroupM Arrangement was less than the market value of our Common Stock issued by us. This difference is characterized as vendor consideration and is accounted for as a reduction of revenue upon the closing of the WPP Capital Transactions. Previous revenue transactions and future revenue transactions with WPP and its affiliates are expected to exceed the vendor consideration in this transaction. A summary of the components of the transactions are as follows:

(In millions)
Fair value of assets received:
Cash	$204.7
Strategic Alliance asset	30.1
IAM business	8.5
Total assets received	243.3

Increase to stockholders' equity for the WPP Capital Transactions
Market value of Common Stock issued to WPP on issuance date (April 1, 2015)	310.8
Subscription Receivable	(19.2)
Total increase to stockholders' equity	291.6
Vendor consideration provided to WPP (reduction in revenue)	$(48.3)

The following table summarizes the effects of the adjustments to the December 31, 2015 Consolidated Balance Sheet associated with the WPP Capital Transactions and GroupM Arrangement.

	WPP Capital Transactions Adjustment	GroupM Arrangement Adjustment	Total Adjustments
(in thousands)
Total assets:
Accounts receivable	$—	$(5,227)	$(5,227)
Current assets	—	(5,227)	(5,227)

Intangible assets, net	(63,382)	—	(63,382)
Goodwill	(116)	—	(116)
Total assets	$(63,498)	$(5,227)	$(68,725)

Stockholders' equity:
Common stock	—	—	—
Additional paid-in capital	(20,260)	3,502	(16,758)
Accumulated deficit	(43,155)	(8,729)	(51,884)
Accumulated other comprehensive loss	(83)	—	(83)
Total Stockholders' equity	$(63,498)	$(5,227)	$(68,725)
The following table summarizes the effects of the adjustments to the December 31, 2015 Consolidated Statements of Operations associated with the WPP Capital Transactions and GroupM Arrangement.

	WPP Capital Transactions Adjustment	GroupM Arrangement Adjustment	Total Adjustments
(in thousands)
Revenues	$(48,253)	$(9,284)	$(57,537)
Total expenses from operation:
General and administrative	42	—	42
Amortization of intangible assets	(5,140)	—	(5,140)
Total expenses from operations	(5,098)	—	(5,098)
Income (loss) from operations	(43,155)	(9,284)	(52,439)
Non-operating expenses, net:
Interest income, net	—	555	555
Income tax provision (1)	—	—	—
Net loss	$(43,155)	$(8,729)	$(51,884)
(1) The tax effect of the adjustments associated with WPP Capital Transactions and GroupM Arrangement were not separately identified. The tax effect of all adjustments is encapsulated in Footnote (E) Tax Adjustments.

(B) Non-monetary revenue contracts: Our non-monetary transactions are exchanges of data products between us and certain customers. Under Accounting Standards Codification 845, Non-Monetary Transactions ("ASC 845"), a non-monetary exchange of goods can be recorded at fair value if fair value is determinable, the exchanged goods given and received would not be held for sale in the same line of the business and the exchange has commercial substance. Based on the Audit Committee’s investigation and management’s review of its accounting, we have concluded that the original accounting for all of our non-monetary transactions did not meet the applicable guidance in ASC 845. This adjustment reverses the revenue and associated expense related to these non-monetary transactions. For the non-monetary revenue contracts, since there is no historical cost basis associated with the assets exchanged, there is no revenue recognized or expense incurred for these transactions. While a non-monetary transaction inherently has no effect on operating income or cash flow over the life of the relevant agreement governing such transaction, the timing of revenue recognized relative to the related expense recognized may have an effect on net income on a period-by-period basis.
(C) Monetary revenue adjustments: There were adjustments to revenue and costs for the investigation-related contracts (contracts that were specifically subject to the Audit Committee's investigation) as well as additional contracts that the Company deemed had similar characteristics as the investigation-related contracts. Both groups of contracts had historical data deliverables where there was not a clear indication that the customer needed or requested the historical data and the contracts were multiple-element arrangements requiring a best estimate of selling price ("BESP") determination. When these contracts were re-evaluated, the historical data components were re-valued for BESP purposes, generally resulting in a substantially reduced or zero value for the historical data. In addition, the investigation-related contracts had additional arrangements, including offsetting purchase contracts that were not previously disclosed. These additional arrangements resulted in revenue either being deferred until the arrangement was considered fixed and determinable, or, in some cases, purchases and sales of data with the same customer were accounted for as a single arrangement, resulting in revenue being netted against expenses under purchase contracts. Also included are other revenue accounting adjustments that are the result of a number of miscellaneous errors related to our prior revenue accounting processes being ineffective in properly accounting for contracts, errors in revenue recognition, or in the consistent application of our revenue accounting policies.
(D) Other adjustments: There were certain other non-revenue related adjustments that were primarily timing adjustments for expense accruals and recording accounts for amounts not previously provided for.
(E) Tax adjustments: As a result of the material changes to our Consolidated Financial Statements, we re-evaluated the valuation allowance determinations made in prior years. Our analysis was updated to consider the changes to our historical operating results following the investigation and subsequent review by management. In that process, we evaluated the weight of all evidence, including the decline in earnings, and we concluded that as of December 31, 2013 our U.S. federal and state net deferred tax assets were no longer more-likely-than-not to be realized and that a valuation allowance was required. As a result, we established a $19.7. million valuation allowance against our net deferred tax assets as of December 31, 2013. For the years ended 2014 and 2015, the primary tax adjustments to the Consolidated Balance Sheets are related to establishing an additional valuation allowance as a result of increases in our net deferred tax assets. We also adjusted income taxes, as necessary, to reflect the tax effect of the adjustments made to operating results for the years ended 2015, 2014 and 2013, respectively.
During the year ended December 31, 2015, we applied Accounting Standards Update ("ASU") No. 2015-17 retrospectively to all deferred tax assets and liabilities for all periods presented. We have reclassified current deferred tax assets and liabilities to non-current deferred tax assets and liabilities for all prior year periods presented. As a result, the reclassification of current deferred tax assets and liabilities to non-current deferred tax assets and liabilities, respectively, is reflected as part of the tax adjustments.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in Item 8 of this Annual Report on Form 10-K, or 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors” and elsewhere in this 10-K. See also Cautionary Note Regarding Forward-Looking Statements at the beginning of this 10-K.
Background of Audit Committee Investigation and Subsequent Management Review
As discussed in the Explanatory Note, in February 2016, the Audit Committee ("Audit Committee") of the comScore Board of Directors ("Board") commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and certain employment practices. As a result of the issues identified in the Audit Committee's investigation and management's subsequent review, on September 12, 2016, the Company announced that the Audit Committee, in consultation with outside advisors and management, had concluded that the Company could no longer support the prior accounting for non-monetary contracts recorded by the Company during 2013, 2014 and 2015. As a result, we concluded that (i) our previously issued, unaudited quarterly and year-to-date Consolidated Financial Statements for the quarters ended March 31, June 30 and September 30, 2015 filed on Quarterly Reports on Form 10-Q on May 5, August 7, and November 6, 2015, respectively, (ii) our previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K on February 20, 2015 and February 18, 2014, respectively (including the interim periods within those years) and (iii) our preliminary unaudited Condensed Consolidated Financial Statements for the quarter and year ended December 31, 2015 included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016, should no longer be relied upon.
On November 23, 2016, the Company, in a Current Report on Form 8-K, reported that the Audit Committee's investigation was complete and had concluded that, as a result of certain instances of misconduct and errors in accounting determinations, adjustments to the Company's accounting for certain non-monetary and monetary transactions were required. As a result of the Audit Committee's conclusions and observations, we began a process of reviewing substantially all of our accounting policies, significant accounting transactions, related party transactions, and other financial, internal control and disclosure matters. In addition to the above-referenced adjustments related to revenue and expenses associated with non-monetary transactions, we also concluded that the accounting treatment for certain monetary transactions, certain business and asset acquisitions, our deferred tax assets and other accounting matters required adjustments. This review also identified various material weaknesses in internal control, including in our entity level controls and in certain accounting practices, all as described under Item 9A, "Controls and Procedures" in this Annual Report on Form 10-K. For further information regarding the specific adjustments resulting from the investigation and subsequent management review, refer to Item 6, "Selected Financial Data" in this 10-K and Footnote 1, Organization, of the Notes to Consolidated Financial Statements for information regarding the applicable adjustments and restatement of our stockholders' equity as of January 1, 2015.
Nasdaq Delisting of our Common Stock
As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of the Nasdaq Stock Market ("Nasdaq") and our common stock ("Common Stock") was suspended from trading on the Nasdaq Global Select Market effective February 8, 2017 and formally delisted effective May 30, 2017. Following the suspension of trading, our Common Stock has been traded on the OTC Pink Tier under the symbol “SCOR”. For further information regarding trading in our Common Stock, refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Price Range of Common Stock” in this 10-K.
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
The platforms we measure include television sets, smartphones, computers, tablets, over-the-top ("OTT") devices and movie theaters, and the information we analyze crosses geographies, types of content and activities, including websites, mobile apps, video games, television and movie programming, e-commerce and advertising.
Results of Operations
The following table sets forth selected Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Years Ended December 31,
	2017		2016		2015
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$403,549	100.0%	$399,460	100.0%	$270,803	100.0%
Cost of revenues	193,605	48.0%	173,080	43.3%	111,904	41.3%
Selling and marketing	130,509	32.3%	126,311	31.6%	96,344	35.6%
Research and development	89,023	22.1%	86,975	21.8%	52,718	19.5%
General and administrative	74,651	18.5%	97,517	24.4%	72,493	26.8%
Investigation and audit related	83,398	20.7%	46,617	11.7%	—	—%
Amortization of intangible assets	34,823	8.6%	31,896	8.0%	8,608	3.2%
(Gain) loss on asset dispositions	—	—%	(33,457)	(8.4)%	4,671	1.7%
Settlement of litigation, net	82,533	20.5%	2,363	0.6%	(840)	(0.3)%
Restructuring	10,510	2.6%	—	—%	—	—%
Total expenses from operations	699,052	173.2%	531,302	133.0%	345,898	127.7%
Loss from operations	(295,503)	(73.2)%	(131,842)	(33.0)%	(75,095)	(27.7)%
Interest expense, net	(661)	(0.2)%	(478)	(0.1)%	(1,321)	(0.5)%
Other income, net	15,205	3.8%	12,371	3.1%	9	—%
Loss from foreign currency transactions	(3,151)	(0.8)%	(1,231)	(0.3)%	(1,331)	(0.5)%
Loss before income tax provision	(284,110)	(70.4)%	(121,180)	(30.3)%	(77,738)	(28.7)%
Income tax benefit (provision)	2,717	0.7%	4,007	1.0%	(484)	(0.2)%
Net loss	$(281,393)	(69.7)%	$(117,173)	(29.3)%	$(78,222)	(28.9)%
Significant changes in our results of operations are more fully described below.
Revenues
Our products and services are organized around measurement, planning and optimization in four offerings:
Digital Audience: focused on the size, engagement, and other behavioral and qualitative characteristics of audiences around the world, across multiple digital platforms including computers, tablets, smartphones and other connected devices.
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

Revenues from these four offerings of products and services are as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Digital Audience	$222,783	$237,593	$231,108
TV and Cross-Platform	96,982	79,875	2,735
Advertising	45,081	48,030	55,277
Movies	38,703	32,662	—
DAx (1)	—	1,300	29,534
CSWS (2)	—	—	402
Total revenues	$403,549	$399,460	$319,056
Vendor consideration (3)	—	—	(48,253)
Total revenues	$403,549	$399,460	$270,803
(1) On January 21, 2016, the sale of our Digital Analytix business ("DAx") was completed, and this revenue has been excluded from our four product and service offerings.
(2) On May 11, 2015, the sale of CSWS, our mobile operator analytics business, was completed, and this revenue has been excluded from our four product and service offerings.
(3) For additional information concerning vendor consideration reduction to revenue for 2015, refer to Footnote 3, Business Combinations.

Total revenues for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	2016	$ Variance	% Variance
Digital Audience	$222,783	$237,593	$(14,810)	(6.2)%
TV and Cross-Platform	96,982	79,875	17,107	21.4%
Advertising	45,081	48,030	(2,949)	(6.1)%
Movies	38,703	32,662	6,041	18.5%
DAx (1)	—	1,300	(1,300)	(100.0)%
Total revenues	$403,549	$399,460	$4,089	1.0%
(1) On January 21, 2016, the sale of DAx was completed, and this revenue has been excluded from our four product and service offerings.
Total revenues increased by $4.1 million, or 1.0%, for the year ended 2017 as compared to 2016. During 2017, increased revenue in TV and Cross-Platform and Movies were offset by decreased revenue in Digital Audience and Advertising. On January 29, 2016, we completed a merger with Rentrak Corporation (“Rentrak”), and as a result, our revenues for 2017 included a full year of Rentrak revenue versus 11 months in 2016, which was slightly offset by the inclusion of one month of DAx revenue in 2016.
The increase in TV and Cross-Platform revenue related to increased demand for our national and local TV station offerings. These products continue to experience solid growth from both the acquisition of new customers and the expansion of agreements with existing customers. Movies revenue increased as our global footprint remained strong and our products continued to result in higher contract values. As we collect data from nearly all box office locations worldwide, our customers continue to expand and renew agreements which we expect will continue into 2018.
The decrease in Digital Audience revenue related to both changes in our products and an evolving advertising market. Our investment to strengthen our products by adding mobile data sources resulted in disrupting some data trends, which impacted customers. As a result, some customers ceased purchases and others delayed renewals. In addition, changes in industry-wide ad buying weakened smaller publishers and as such, some of our small customers did not renew. As a result, while our largest customers continued to purchase these products, our overall customer base shrunk during 2017. While we expect this trend to continue to some extent into 2018, we expect revenue decreases to be smaller since losses in our customer base are slowing.
Advertising revenue in 2017 saw growth in our emerging products, which was offset by lower sales in some legacy offerings. We expect higher revenue from Advertising in 2018 as we continue to place more emphasis on growing certain product groups while we expect legacy product revenues will remain flat.

Total revenue for the years ended 2016 and 2015 are as follows:

	Years Ended December 31,
(In thousands)	2016	2015	$ Variance	% Variance
Digital Audience	$237,593	$231,108	$6,485	2.8%
TV and Cross-Platform	79,875	2,735	77,140	2,820.5%
Advertising	48,030	55,277	(7,247)	(13.1)%
Movies	32,662	—	32,662	N/A
DAx (1)	1,300	29,534	(28,234)	(95.6)%
CSWS (2)	—	402	(402)	(100.0)%
	$399,460	$319,056	$80,404	25.2%
Vendor consideration provided to WPP	—	(48,253)	48,253	(100.0)%
Total revenues	$399,460	$270,803	$128,657	47.5%
(1) On January 21, 2016, the sale of DAx was completed, and this revenue has been excluded from our four product and service offerings.
(2) On May 11, 2015, the sale of CSWS, our mobile operator analytics business, was completed, and this revenue has been excluded from our four product and service offerings.
(3) For additional information concerning vendor consideration reduction to revenue for 2015, refer to Footnote 3, Business Combinations.

Total revenues increased by $128.7 million, or 47.5%, for 2016 as compared to 2015. The increase in revenue, excluding the reduction of the vendor consideration, was primarily related to our merger with Rentrak, as Rentrak revenue was included for eleven months of 2016. The increase was partially offset by our divestiture of DAx in January 2016. Absent these transactions, revenue was flat as increased Digital Audience revenue was offset by decreased revenue in Advertising.
Digital Audience revenue increased due to the continued acceptance of our products as the industry standard. Our well diversified customers continued to purchase and renew our products on a recurring basis.
Advertising revenue decreased in 2016 as some of our new and emerging products were in the early stage of development and industry acceptance and as such, generated only small amounts of revenue. However, the focus on these newer products resulted in lower sales in our legacy products, which were also subject to a more competitive landscape.
The addition of Rentrak in 2016 added revenue in both TV and Cross-Platform and Movies. During 2016, our Cross-Platform products were beginning to be integrated with the national and local TV products of Rentrak. The legacy Rentrak products continued to see strong growth both from the acquisition of new customers and the expansion of agreements with existing customers. We did not have any Movies products prior to the Rentrak merger. Movies revenue continued the growth seen by Rentrak prior to the merger, as our global footprint remained strong and our products continued to result in higher contract values.
Revenue by Geographic Location
We attribute revenues to customers based on the location of the customer. The composition of our sales to customers among those in the United States and those in other locations for the years ended 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
United States	$332,344	$316,755	$220,172
Europe	43,218	54,289	63,071
Latin America	13,460	12,470	14,904
Canada	9,273	10,206	13,673
Other	5,254	5,740	7,236
	$403,549	$399,460	$319,056
Vendor consideration provided to WPP(1)	—	—	(48,253)
Total revenues	$403,549	$399,460	$270,803
As a percentage of total revenues:
United States	82.4%	79.3%	69.0%
International	17.6%	20.7%	31.0%
(1) For additional information concerning vendor consideration reduction to revenue for 2015, refer to Footnote 3, Business Combinations.

We generate the majority of our revenues from the sale and delivery of our products to companies and organizations located within the U.S. Following the merger with Rentrak in 2016, we significantly increased the percentage of our revenue generated in the U.S., as Rentrak historically generated approximately 95% of its total revenues in the U.S. In addition, the DAx business, sold in January 2016, was highly concentrated in Europe. We anticipate that revenues from our U.S. customers will continue to constitute a substantial and increasing portion of our revenues in future periods.
WPP Related Party Revenue
As of December 31, 2017, WPP owned approximately 19.7% of our then outstanding Common Stock. We provide WPP and its affiliates, in the normal course of business, services relating to our different product lines and receive various services from WPP and its affiliates in supporting our data collection efforts. For the years ended 2017, 2016 and 2015, the related party revenues with WPP and its affiliates were $13.2 million, $9.7 million and $(41.4) million, respectively. Included in related party revenues is the vendor consideration provided to WPP. We reduced revenue by the amount of the vendor consideration WPP received as part of the WPP Capital Transactions and GroupM Arrangement. Because WPP and its affiliates became a related party following the April 2015 transactions, only the transactions with WPP and its affiliates for the period April 1, 2015 through December 31, 2015 are included in related party revenue for the year ended 2015.
Operating Expenses
The majority of our operating expenses consist of employee costs including salaries, benefits, and related personnel costs (including stock-based compensation), professional fees, data costs, expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels, rent and other facility related costs, depreciation expense, amortization and litigation-related expenses. Our single largest operating expense relates to our people, and a significant portion of our short-term incentive compensation and long-term incentive compensation have been provided through equity-based instruments. In January 2016, we merged with Rentrak and as such, operating expenses for 2016 reflect eleven months of combined activity. 2016 operating expenses for Rentrak were accumulated in total for 2016 for comparison to 2015, but were reclassified to their respective expense categorization for comparison to 2017.
Total expenses from operations for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Variance	% Variance
Cost of revenues	$193,605	48.0%	$173,080	43.3%	$20,525	11.9%
Selling and marketing	130,509	32.3%	126,311	31.6%	4,198	3.3%
Research and development	89,023	22.1%	86,975	21.8%	2,048	2.4%
General and administrative	74,651	18.5%	97,517	24.4%	(22,866)	(23.4)%
Investigation and audit related	83,398	20.7%	46,617	11.7%	36,781	78.9%
Amortization of intangible assets	34,823	8.6%	31,896	8.0%	2,927	9.2%
Gain on asset dispositions	—	—%	(33,457)	(8.4)%	33,457	(100.0)%
Settlement of litigation, net	82,533	20.5%	2,363	0.6%	80,170	3,392.7%
Restructuring	10,510	2.6%	—	—%	10,510	100.0%
Total expenses from operations	$699,052	173.2%	$531,302	133.0%	$167,750	31.6%
Total expenses from operations increased by $167.8 million, or 31.6%, for 2017 as compared to 2016. The increase is attributable to the following:

•	Increased settlement of litigation expenses primarily attributable to the proposed settlement of the federal securities class action litigation.

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

•
Increased cost of revenues expenses primarily from higher employee costs for investments made to improve our operations, panel costs and systems and bandwidth costs to support our infrastructure to deliver our products and services.

•	Increased costs associated with our December 2017 organizational restructuring for costs primarily related to severance.

•	Decreased gains from asset dispositions as the DAx disposition occurred during 2016 and there were no similar dispositions in 2017.

•	Decreased general and administrative expenses primarily due to merger and integration costs in 2016 related to our merger with Rentrak as well as decreased stock-based compensation expense.
Total expenses from operations for the years ended 2016 and 2015 are as follows:

	Years Ended December 31,
(In thousands)	2016	2015	$ Variance	% Variance
Cost of revenues	$173,080	$111,904	$61,176	54.7%
Selling and marketing	126,311	96,344	29,967	31.1%
Research and development	86,975	52,718	34,257	65.0%
General and administrative	97,517	72,493	25,024	34.5%
Investigation and audit related	46,617	—	46,617	100.0%
Amortization of intangible assets	31,896	8,608	23,288	270.5%
(Gain) loss on asset dispositions	(33,457)	4,671	(38,128)	(816.3)%
Settlement of litigation, net	2,363	(840)	3,203	(381.3)%
Total expenses from operations	$531,302	$345,898	$185,404	53.6%
Total expenses from operations increased by approximately $185.4 million, or 53.6%, for 2016 as compared to 2015. The increase in expenses is primarily attributable to the following:

•
Rentrak's operating expenses for the period subsequent to the merger added $164.3 million of operating expenses, or 88.6% of the total increase. Included in these costs were amortization expenses of $22.3 million relating to intangible assets acquired of $170.3 million and stock-based compensation expense of $21.9 million recognized as a result of the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger. Such stock-based compensation expense is reported in operating expenses on our Consolidated Statement of Operations and Comprehensive Loss as follows:

◦	Selling and marketing expenses include $2.9 million of stock-based compensation expense;

◦	Research and development expenses include $1.7 million of stock-based compensation expense; and

◦	General and administrative expenses include $17.3 million of stock-based compensation expense.

•
Increased cost of revenues expenses relating to Rentrak subsequent to the merger. Additionally, we had an increase in cost of revenues that was primarily due to an increase in panel costs incurred, largely for investment into new products, expenses associated with engineering services provided by Compete, Inc. ("Compete") pursuant to a transition services agreement and an increase in systems and bandwidth costs due to continued investment in our services.

•
Increased investigation and audit related expenses as a result of increased professional fees associated with legal and forensic accounting services rendered as part of our Audit Committee’s investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements.

•	Decreased total expenses from operations as a result of gain recognized as a result of our DAx disposition during 2016 compared to a loss on disposition of CSWS during 2015.

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include the employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse our panel and census based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panels and systems, allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.
Cost of revenues for 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$63,143	15.6%	$57,704	14.4%	$5,439	9.4%
Data costs	40,324	10.0%	28,922	7.2%	11,402	39.4%
Panel costs	23,966	5.9%	20,091	5.0%	3,875	19.3%
Rent and depreciation	17,479	4.3%	17,241	4.3%	238	1.4%
Systems and bandwidth costs	20,803	5.2%	17,581	4.4%	3,222	18.3%
Professional fees	6,053	1.5%	6,207	1.6%	(154)	(2.5)%
Technology	5,369	1.3%	4,510	1.1%	859	19.0%
Sample and survey costs	5,845	1.4%	5,334	1.3%	511	9.6%
Compete transition services	—	—%	5,909	1.5%	(5,909)	(100.0)%
Royalties and resellers	3,271	0.8%	2,944	0.7%	327	11.1%
Other	7,352	1.8%	6,637	1.7%	715	10.8%
Total cost of revenues	$193,605	48.0%	$173,080	43.3%	$20,525	11.9%
Cost of revenues increased by $20.5 million, or 11.9%, for 2017 as compared to 2016. The increase in cost of revenues was largely attributable to a $11.4 million increase in data costs, a $5.4 million increase in employee costs, an increase of $3.9 million in panel costs and an increase of $3.2 million in systems and bandwidth costs. These increases were offset by a reduction of $5.9 million in expenses associated with engineering services provided by Compete pursuant to a transition services agreement. During 2017, we continued to invest in TV and Cross-Platform through the acquisition of additional TV data as well investing in our digital platform through purchasing additional mobile data and panels. This investment was needed to support our products and expand our offering and these costs are expected to continue to increase in 2018.

Cost of revenues for the years ended 2016 and 2015 are as follows:

	Years Ended December 31,
(In thousands)	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
Employee costs	$45,567	11.4%	$44,584	16.5%	$983	2.2%
Inclusion of Rentrak since the merger	36,703	9.2%	—	—%	36,703	100.0%
Panel costs	20,091	5.0%	11,357	4.2%	8,734	76.9%
Rent and depreciation	17,193	4.3%	17,885	6.6%	(692)	(3.9)%
Systems and bandwidth costs	17,206	4.3%	13,765	5.1%	3,441	25.0%
Data costs	8,373	2.1%	6,888	2.5%	1,485	21.6%
Sample and survey costs	5,334	1.3%	4,545	1.7%	789	17.4%
Compete transition services agreement	5,909	1.5%	—	—%	5,909	100.0%
Technology	4,493	1.1%	4,265	1.6%	228	5.3%
Consulting fees	2,553	0.6%	1,299	0.5%	1,254	96.5%
Other	9,658	2.4%	7,316	2.7%	2,342	32.0%
Total cost of revenues	$173,080	43.3%	$111,904	41.3%	$61,176	54.7%
Cost of revenues increased $61.2 million, or 54.7%, for 2016 as compared to 2015. Costs relating to Rentrak subsequent to the merger added $36.7 million, or 60.0%, of this increase. Excluding Rentrak costs, cost of revenues increased by $24.5 million, or 21.9%, as compared to 2015, and was primarily due to an $8.7 million increase in panel costs, largely to help grow our Total Home Panel, $5.9 million in 2016 expenses associated with engineering services provided by Compete a pursuant to a transition services agreement, an increase of $3.4 million in systems and bandwidth costs, an increase of $1.5 million in data costs and an increase in consulting fees of $1.3 million due to continued investment in our services. In addition, we incurred an increase in various other costs, largely attributable to costs associated with our license agreement with Adobe Systems Incorporated ("Adobe") following the sale of the DAx business, which allowed us to service certain non-DAx customers using the proprietary technology sold to Adobe as the Company developed an alternative platform.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs including salaries, benefits, commissions, stock-based compensation and other related costs paid to our direct sales force and industry experts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role.
Selling and marketing expenses for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$100,236	24.8%	$93,480	23.4%	$6,756	7.2%
Rent and depreciation	10,304	2.6%	10,425	2.6%	(121)	(1.2)%
Professional fees	6,551	1.6%	6,729	1.7%	(178)	(2.6)%
Travel	6,926	1.7%	7,555	1.9%	(629)	(8.3)%
Compete transition services agreement	—	—%	1,682	0.4%	(1,682)	(100.0)%
Other	6,492	1.6%	6,440	1.6%	52	0.8%
Total selling and marketing expenses	$130,509	32.3%	$126,311	31.6%	$4,198	3.3%
Selling and marketing expenses increased by $4.2 million, or 3.3%, for 2017 as compared to 2016. The increase in selling and marketing expenses was a result of an increase in employee costs that was largely attributable to increased headcount to support our global marketing needs. This increase was offset by a decrease associated with the Compete transition services agreement, and our reduction in outside professional fees. We expect these costs to decrease in 2018 due to lower personnel costs as a result of headcount reductions undertaken at the end of 2017.

Selling and marketing expenses for the years ended 2016 and 2015 are as follows:

	Years Ended December 31,
(In thousands)	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
Employee costs	$65,365	16.4%	$76,257	28.2%	$(10,892)	(14.3)%
Inclusion of Rentrak since the merger	40,572	10.2%	—	—%	40,572	100.0%
Rent and depreciation	6,839	1.7%	8,159	3.0%	(1,320)	(16.2)%
Professional fees	4,001	1.0%	3,542	1.3%	459	13.0%
Travel	4,969	1.2%	5,295	2.0%	(326)	(6.2)%
Compete transition services	1,682	0.4%	—	—%	1,682	100.0%
Other	2,883	0.7%	3,091	1.1%	(208)	(6.7)%
Total selling and marketing expenses	$126,311	31.6%	$96,344	35.6%	$29,967	31.1%
Selling and marketing expenses increased by $30.0 million, or 31.1%, during 2016 as compared to 2015. Costs relating to Rentrak subsequent to the merger added $40.6 million of selling and marketing expenses. Excluding the impact of Rentrak, selling and marketing expenses decreased by $10.6 million, or 11.0%, which was largely attributable to a decrease of $10.9 million in employee costs and a decrease of $1.3 million in rent and depreciation during 2016. These decreases were attributable to the reduction in force that occurred in 2016 as well as the sale of the DAx business in 2016. The decrease in expenses were offset by an increase of $1.7 million in Compete transition services costs in 2017.
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
Research and development expenses for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$71,527	17.7%	$66,972	16.8%	$4,555	6.8%
Rent and depreciation	7,729	1.9%	7,453	1.9%	276	3.7%
Compete transition services agreement	—	—%	3,622	0.9%	(3,622)	(100.0)%
Technology	4,736	1.2%	3,792	0.9%	944	24.9%
Professional fees	2,351	0.6%	2,962	0.7%	(611)	(20.6)%
Other	2,680	0.7%	2,174	0.5%	506	23.3%
Total research and development expenses	$89,023	22.1%	$86,975	21.8%	$2,048	2.4%
Research and development expenses increased by $2.0 million, or 2.4%, for 2017 as compared to 2016. The increase was primarily attributable to increases in employee costs and technology costs as we increased focus on new product offerings. These increases were offset by a decrease in Compete transition services agreement expenses and a reduction in professional fees which were higher in 2016 due to the development of a platform following the acquisition of Compete assets. While we continue to focus on research and development to support new products, we expect these costs to decrease in 2018 as a result of lower personnel costs from our headcount reduction completed at the end of 2017.

Research and development expenses for the years ended 2016 and 2015 are as follows:

	Years Ended December 31,
(In thousands)	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
Employee costs	$37,361	9.4%	$40,511	15.0%	$(3,150)	(7.8)%
Inclusion of Rentrak since the merger	33,392	8.4%	—	—%	33,392	100.0%
Rent and depreciation	5,244	1.3%	5,003	1.8%	241	4.8%
Compete transition services agreement	3,622	0.9%	—	—%	3,622	100.0%
Technology	3,335	0.8%	3,901	1.4%	(566)	(14.5)%
Professional fees	2,279	0.6%	1,181	0.4%	1,098	93.0%
Other	1,742	0.4%	2,122	0.8%	(380)	(17.9)%
Total research and development expenses	$86,975	21.8%	$52,718	19.5%	$34,257	65.0%
Research and development expenses increased by $34.3 million, or 65.0%, for 2016 as compared to 2015. Costs relating to Rentrak subsequent to the merger added $33.4 million of research and development expenses. Excluding the impact of Rentrak, research and development expenses only increased slightly due to an increase in costs attributable to the Compete transition services agreement and professional fees to develop the platform following the acquisition of Compete assets, partially offset by a reduction in employee costs.
General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.
General and administrative expenses for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$30,362	7.5%	$47,265	11.8%	$(16,903)	(35.8)%
Professional fees	17,383	4.3%	21,279	5.3%	(3,896)	(18.3)%
DAx transition services agreement	11,004	2.7%	12,395	3.1%	(1,391)	(11.2)%
Rent and depreciation	3,148	0.8%	3,595	0.9%	(447)	(12.4)%
Office expenses	2,065	0.5%	2,272	0.6%	(207)	(9.1)%
Other	10,689	2.6%	10,711	2.7%	(22)	(0.2)%
Total general and administrative expenses	$74,651	18.5%	$97,517	24.4%	$(22,866)	(23.4)%
General and administrative expenses decreased by $22.9 million, or 23.4%, for 2017 as compared to 2016, largely attributable to a decrease in employee costs. The decrease primarily resulted from a reduction in stock-based compensation expense, which was primarily attributable to the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger during 2016. In addition, professional fees decreased from lower merger and integration costs and expenses associated with the DAx transition services agreement.

General and administrative expenses for the years ended 2016 and 2015 are as follows:

	Years Ended December 31,
(In thousands)	2016	% of Revenue	2015	% of Revenue	$ Change	% Change
Inclusion of Rentrak since the merger	$31,375	7.9%	$—	—%	$31,375	100.0%
Professional fees	18,441	4.6%	17,223	6.4%	1,218	7.1%
Employee costs	21,884	5.5%	39,429	14.6%	(17,545)	(44.5)%
DAx transition services agreement	12,395	3.1%	—	—%	12,395	100.0%
Rent and depreciation	1,968	0.5%	2,203	0.8%	(235)	(10.7)%
Office expenses	2,055	0.5%	2,086	0.8%	(31)	(1.5)%
Other	9,399	2.4%	11,552	4.3%	(2,153)	(18.6)%
Total general and administrative expenses	$97,517	24.4%	$72,493	26.8%	$25,024	34.5%
General and administrative expenses increased by $25.0 million, or 34.5%, during 2016 as compared to 2015. Costs relating to Rentrak subsequent to the merger added $31.4 million of general and administrative expenses, including $17.3 million in stock-based compensation expense associated with the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger. Excluding the increase in expenses associated with Rentrak, general and administrative expenses decreased by $6.4 million, or 8.8%, primarily due to a $17.5 million decrease in employee costs which were largely a result of a significant reduction in stock-based compensation in 2016. This decrease was partially offset by increases in professional fees and fees and expenses related to the DAx transition services agreement.
Investigation and Audit Related
In February 2016, the Audit Committee commenced an internal investigation, with the assistance of outside advisors. Investigation, audit, and litigation related expenses were $83.4 million and $46.6 million for 2017 and 2016, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation. We expect these costs to continue into 2018, but at a reduced level following completion of prior year audits and filing of this 10-K.  However, we expect to continue to incur legal costs throughout 2018 related to the Audit Committee's investigation, litigation, and other investigations or proceedings, and legal expenses associated with indemnification of current and former directors and officers.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions.
Amortization of intangible assets increased by $2.9 million, or 9.2%, for 2017 as compared to 2016. In January 2016, we merged with Rentrak and acquired $170.3 million definite-lived intangible assets and as such, only incurred eleven months of amortization of these intangibles for 2016.
Amortization of intangible assets increased by $23.3 million, or 270.5%, for 2016 as compared to 2015, largely as a result of the recognition of definite-lived intangible assets following the consummation of the Rentrak merger and the acquisition of Compete. In addition, during 2016, we recognized twelve months of amortization on the intangible assets acquired in our April 2015 acquisition of the IAM business, including the strategic alliance with WPP to jointly deliver cross-media audience and campaign measurement in markets outside the U.S.
(Gain) Loss on Asset Disposition
(Gain) loss on asset disposition decreased by $33.5 million for 2017 compared to 2016. (Gain) loss on asset disposition increased by $38.1 million, during the year ended 2016 as compared to the year ended 2015. During 2016, we sold our DAx business to Adobe and realized a gain on disposition of $33.5 million and during 2015, we completed a sale of our CSWS mobile operator analytics business and recognized a loss on disposition of $4.7 million.

Settlement of Litigation, Net
Settlement of litigation, net, consists of losses from the settlement related to our various litigation matters offset by gains from our patent litigation settlements. The losses are net of insurance proceeds. Settlement of litigation, net, increased $80.2 million for 2017 as compared to 2016. The increase in the net settlement of litigation expenses for 2017 primarily relates to the proposed settlement of the federal securities class action litigation for which we have reserved a total of $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $37.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers on our Consolidated Balance Sheets as of December 31, 2017.
Settlement of litigation, net, increased by $3.2 million, during 2016 as compared to 2015. The increase is attributable to net losses associated with the settlement of certain employee related matters that arose and were settled during 2016.
Organizational Restructuring
In December 2017, we announced that we were implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, in order to enable us to decrease our global costs and more effectively align resources to business priorities. The majority of the employees impacted by the restructuring exited in the fourth quarter of 2017, and the remainder are expected to exit in the first quarter 2018. In connection with the restructuring, in the fourth quarter of 2017 we incurred expenses of $10.5 million related to termination benefits and other costs. We expect to incur an incremental charge in the first quarter of 2018 related to certain employees who exit in 2018.
Interest Expense, Net
Interest expense, net, consists of interest income and interest expense. Interest income consists of interest earned from our cash and cash equivalent balances, marketable securities and imputed interest on the minimum commitment agreements entered into with WPP and its affiliates. Interest expense relates to interest on our capital leases pursuant to several equipment loan and security agreements on financing of equipment, software and hardware purchases well as our revolving credit facility.
Interest expense, net, increased during 2017 as compared to 2016 as result of a decrease in interest income from lower marketable securities balances during the year and lower imputed interest income on the minimum commitment agreements with WPP and its affiliates as we continue to receive payments, therefore reducing the carrying value of these assets. The decrease in interest income was partially offset by a decrease in interest expense incurred on our capital lease agreements.
Interest expense, net, decreased during 2016 as compared to 2015 as a result of the imputed interest income earned on the minimum commitment contracts with WPP and its affiliates and interest income earned on the marketable securities acquired during 2016 from the Rentrak merger.
Other Income, Net
Other income, net, represents income and expenses incurred that are generally not recurring in nature nor part of our normal operations. The following is a summary of other income (expense), net:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Transition services agreement income from the DAx disposition	$11,080	$12,395	$—
Gain on forgiveness of obligation	4,000	—	—
Other	125	(24)	9
Total other income, net	$15,205	$12,371	$9
Income from transition services represents Adobe's reimbursement of costs incurred under the transition services agreement following the DAx disposition and are offset in general and administrative expenses. The decrease in 2017 compared to 2016 relates to reduced activity in the second year of the transaction services agreement. The gain on forgiveness of obligation in 2017 represents the termination of the Strategic Partnership Agreement with Adobe, which released us from our remaining obligation.
Loss from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the foreign subsidiaries functional currency. For 2017, 2016 and 2015, the loss from foreign currency transactions was $3.2 million, $1.2 million and $1.3 million, respectively. The increased loss in 2017 was primarily related to increases in the average U.S. dollar to euro and British pound exchange rates which increased 12% and 7%, respectively, from December 2016 to December 2017.

Provision for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards.  As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
We recognized an income tax benefit of $2.7 million during the year ended 2017 which is comprised of current tax expense of $0.5 million primarily related to foreign taxes and a deferred tax benefit of $3.2 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total tax benefit is an income tax benefit of $8.3 million related to the impact of the TCJA provisions on our U.S. deferred taxes, including the reduction in the corporate tax rate from 35% to 21% and a change in our valuation allowance assessment. Also included is income tax expense of $126.1 million related to the increase in valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $2.5 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, meals and entertainment and other nondeductible expenses.
We recognized an income tax benefit of $4.0 million during the year ended 2016 which is comprised of a current tax benefit of $0.8 million related to federal and state taxes, current tax expense of $0.8 million related to foreign taxes, and a deferred tax benefit of $4.0 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within total tax benefit is income tax expense of $54.9 million related to the increase in valuation allowance recorded against our deferred tax assets, to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions. Also included is an income tax benefit of $6.9 million related to the release of the portion of our valuation allowance as a result of the merger with Rentrak and income tax expense of $12.7 million for permanent differences in the book and tax treatment of the DAx disposition, certain transaction costs, excess officers' compensation, and other nondeductible expenses.
We recognized an income tax provision of $0.5 million during the year ended 2015 which is comprised of a current tax benefit of $1.3 million related to federal and state taxes, current tax expense of $1.9 million related to foreign taxes and a deferred tax benefit of $0.1 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within total tax expense is income tax expenses of $7.2 million related to the increase in the valuation allowance recorded against our deferred tax assets and an income tax benefit of $6.7 million related to a worthless stock deduction resulting from the disposition of the CSWS mobile operator analytics business. Also included is income tax expense of $20.6 million related to the permanent difference in the book and tax treatment of the WPP capital transactions and income tax expense of $4.6 million for other permanent differences such as certain revenue related adjustments, certain transaction costs, excess officers' compensation, and other nondeductible expenses.

Key Metrics

	Years Ended December 31,
(in thousands)	2017	2016	2015
Revenue	$403,549	$399,460	$270,803
Non-GAAP revenue (1)(3)(4)	$403,549	$398,160	$240,867
Net loss	$(281,393)	$(117,173)	$(78,222)
Adjusted EBITDA (2)(3)(4)	$(18,710)	$24,505	$52,264
Adjusted EBITDA margin (3)(4)	(4.6)%	6.2%	21.7%
(1) Non-GAAP revenue is not calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP"). A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure, along with a summary of the definition and its material limitations, are included in the section titled "Non-GAAP Financial Measures."
(2) Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure, along with a summary of the definition and its material limitations, are included in the section titled “Non-GAAP Financial Measures.”
(3) We divested our DAx business on January 21, 2016. Amounts for the years ended December 31, 2016 and 2015 include adjustments to exclude DAx products and are based on the revenue and estimates of the direct costs attributable to the disposed products.
(4) We completed the disposition of CSWS, on May 11, 2015. Amounts for the year ended December 31, 2015 include adjustments to exclude CSWS and are based on the revenue and estimates of the direct costs attributable to CSWS.
We monitor the key financial and operating metrics set forth in the preceding table to help us evaluate trends and measure the effectiveness and efficiency of our operations. We discuss our revenue in the section titled “Results of Operations” and Adjusted EBITDA and Adjusted EBITDA margin in the section titled “Non-GAAP Financial Measures.”
Subsequent to our disclosure of Adjusted EBITDA for the quarter and year ended December 31, 2015 that was presented in our preliminary unaudited Condensed Consolidated Financial Statements for the quarter and year ended December 31, 2015 included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016, we have refined the definition of Adjusted EBITDA as utilized by our current management. Such prior period disclosures may not be comparable with the disclosures presented herein. Accordingly, investors should rely only on the financial information and other disclosures in this 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2017 (which are being filed concurrently with this 10-K), as applicable, and should not rely on any previously issued or filed reports, earnings releases, guidance, investor presentations, or similar communications, including regarding the Company's customer count and validated Campaign Essentials (or vCE) products, regarding these periods.
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
Non-GAAP revenue is GAAP revenue less the revenue earned from our disposed businesses, DAx and CSWS.
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts which we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation described herein, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional, consulting or other fees; settlement of litigation, net; (gain) loss on asset disposition(s); restructuring costs, acquisition and third-party post-merger integration costs; income/expenses of divested businesses, such as the DAx and CSWS businesses (including by adjusting prior years' results to exclude those businesses from operating results); vendor consideration and other income, net.
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

•
Adjusted EBITDA does not reflect cash payments relating to litigation and the Audit Committee investigation described herein, such as litigation and investigation-related costs, costs associated with tax projects, restructuring costs, audits and other professional, consulting or other fees incurred in connection with our just-completed audit and all related legal proceedings, all of which represent a reduction in cash available to us;

•Adjusted EBITDA does not consider the impact of stock-based compensation and similar arrangements; and

•	Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider non-GAAP revenue and Adjusted EBITDA alongside GAAP-based financial performance measures, including GAAP revenue and various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using non-GAAP financial measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and a reconciliation of non-GAAP revenue and Adjusted EBITDA to the most directly comparable GAAP measures, GAAP revenue and net income (loss), respectively. Consolidated EBITDA, as defined for purposes of the senior secured convertible notes issued in January 2018, was the same as Adjusted EBITDA as presented below for 2017.
The following table presents a reconciliation of non-GAAP revenue to GAAP revenue, for each of the periods identified:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Revenues (GAAP)	$403,549	$399,460	$270,803
Less: Non-GAAP revenue adjustments (1)	—	(1,300)	(29,936)
Non-GAAP revenue	$403,549	$398,160	$240,867
(1) Adjustments to remove revenue attributable to DAx and CSWS, which were disposed of during 2016 and 2015, respectively.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods identified:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net loss (GAAP)	$(281,393)	$(117,173)	$(78,222)

Income tax (benefit) provision	(2,717)	(4,007)	484
Interest expense, net	661	478	1,321
Depreciation	23,339	25,439	22,595
Amortization of intangible assets	34,823	31,896	8,608
EBITDA	(225,287)	(63,367)	(45,214)

Adjustments:
Stock-based and expected awards compensation expense (1)	34,261	46,495	46,983
Investigation and audit related	83,398	46,617	—
Settlement of litigation, net	82,533	2,363	(840)
(Gain) loss on asset disposition	—	(33,457)	4,671
Restructuring costs	10,510	—	—
Post-merger integration costs (2)	—	15,772	—
Acquisition costs (3)	—	10,351	7,788
Adjustments related to dispositions (4)	—	(293)	(9,368)
Vendor consideration provided to WPP	—	—	48,253
Other (income) expense, net (5)	(4,125)	24	(9)
Adjusted EBITDA	$(18,710)	$24,505	$52,264
Adjusted EBITDA margin	(4.6)%	6.2%	21.7%
(1) Amount includes, as of December 31, 2017, $16.9 million related to an accrued stock-based retention program that, in the event of employee departure prior to issuance of Common Stock, will be settled in cash.
(2) Post-merger integration costs consist of third-party costs incurred following our merger with Rentrak and acquisition of the Compete business.
(3) Acquisition costs are largely comprised of third-party costs incurred related to our merger with Rentrak, and acquisitions and related transactions with Compete and WPP during the years ended 2016 and 2015, respectively.
(4) Adjustments related to dispositions consists of costs incurred and adjustments to remove revenue and expenses, and related costs, attributable to DAx and CSWS, which were disposed of during the years ended 2016 and 2015, respectively.
(5) Adjustments to other income, net, include items classified as non-operating other income, net on our consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement income for the DAx disposition.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Consolidated Statements of Cash Flow Data:
Net cash (used in) provided by operating activities	$(56,405)	$(55,912)	$59,357
Net cash provided by (used in) investing activities	$18,254	$47,820	$(16,977)
Net cash (used in) provided by financing activities	$(7,518)	$(51,329)	$63,466
Effect of exchange rate changes on cash	$2,453	$776	$(1,875)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,216)	$(58,645)	$103,971
Our principal uses of cash historically consisted of cash paid for stock repurchases (including withholding taxes relating to employee equity awards), business acquisitions, payroll and other operating expenses and payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customer base. Beginning in 2016 and continuing through 2017, we incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation, subsequent audit and compliance efforts relating to the filing of our 2015, 2016 and 2017 Consolidated Financial Statements included in this 10-K.

As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents totaling $45.1 million, including $7.3 million in restricted cash.
As of December 31, 2017, $11.9 million of our $37.9 million in available cash and cash equivalents is held by foreign subsidiaries that could be subject to tax withholding payments if repatriated to the U.S., which could range from 5% to 17.5% of the amount repatriated. It is management’s current intention that our foreign earnings will be indefinitely reinvested back into foreign business operations and will not be repatriated to the U.S.  However, we will continue to monitor our cash flow needs and re-evaluate our position on foreign earnings if and when changes in circumstances arise.
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
Restricted cash represents our requirement to collateralize letter of credit and certain capital lease obligations as well as our corporate credit card obligations. As of December 31, 2017 and 2016, we had $7.3 million and $4.2 million of restricted cash, respectively.
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

As of December 31, 2017, we did not have an outstanding balance under the revolving credit facility. As of December 31, 2017, $3.5 million in letters of credit were outstanding, all of which had been fully cash collateralized by us.
On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A. At the time of termination of the Credit Agreement, the $3.5 million in letters of credit remained outstanding; these letters of credit remain outstanding and are cash collateralized.
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
Subject to the terms of the Rights Offering, if undertaken, we will distribute to all of our stockholders' rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering will be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes will be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon will begin to accrue and the maturity date thereof (which will be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which will be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which they will backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes.
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
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, as well as to exclude non-cash items such as: depreciation, amortization of intangible assets, provision for bad debts, stock-based compensation, deferred tax provision (benefit), accrued litigation settlements to be settled in Common Stock, non-cash vendor consideration, (gain) loss on asset dispositions, realized gain (loss) on marketable securities, change in the fair value of our equity investment, gain on forgiveness of obligations and dispositions of property and equipment.
Net cash used in operating activities in 2017 was $56.4 million compared to net cash used of $55.9 million in 2016. The increase in cash used in operating activities was primarily attributable to an increase in the net loss of $164.2 million, partially offset by an increase in changes in operating assets and liabilities of $72.1 million and a decrease of $91.7 million in non-cash expenditures in 2017 as compared to 2016. The increase in our net loss and the change in operating assets and liabilities was primarily attributable to the significant increase in accrued expenses related to our investigation and audit as well as the accrual associated with the proposed settlement of the federal securities class action litigation. The 2017 increase in non-cash expenditures was largely attributable to the accrual of certain litigation settlements to be settled in Common Stock and was partially offset by a decrease in stock-based compensation expense as a result of the 2016 acceleration of equity awards held by certain Rentrak executives upon consummation of the merger, and as a result of the 2016 gain on asset dispositions of $33.5 million.
Net cash used in operating activities in 2016 was $55.9 million compared to net cash provided by of $59.4 million in 2015. The change in cash used in (provided by) operating activities for 2016 was primarily related to an increase in the net loss by $39.0 million, a net increase of $65.6 million in the non-cash expenditures, and net changes in operating assets and liabilities that resulted in a $10.7 million increase in cash used in operating activities in 2016. The net increase in non-cash expenditures was largely attributable to non-cash vendor consideration and a $26.1 million increase in amortization of intangibles in 2016, attributable to the definite-lived intangible assets acquired as part of the acquisitions of Rentrak and the Compete assets during 2016, partially offset by a net change of $38.1 million in the net gain on asset disposition, a net change of $3.9 million in net deferred tax benefits and a $0.5 million decrease in stock-based compensation expense.

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
Net cash provided by investing activities for 2017 was $18.3 million compared to net cash provided by investing activities of $47.8 million for 2016. This decrease in cash provided by investing activities was largely attributable to $37.1 million acquired in 2016 as result of our merger with Rentrak, and $43.0 million in net cash received from the disposition of the DAx assets, offset by $27.3 million of net cash used to acquire certain assets of Compete in 2016. These decreases were partially offset by $26.2 million of cash provided by the sale of marketable securities during 2017.
Net cash provided by investing activities in 2016 was $47.8 million compared to net cash used in investing activities of $17.0 million for 2015. This increase in cash provided by investing activities was largely attributable to $37.1 million acquired in 2016 as a result of our merger with Rentrak, and $43.0 million in net cash received from the disposition of the DAx business and $2.2 million of cash provided by the sale of marketable securities during 2016. These increases were offset by $27.3 million of cash used to acquire certain assets of Compete and an increase in purchases of property and equipment to maintain and expand our technical infrastructure.
Financing Activities
We used $7.5 million of cash in financing activities during 2017 compared to $51.3 million during 2016. The decrease in cash used was largely attributable to a $27.3 million reduction in cash used to repurchase shares under our share repurchase program, which was suspended indefinitely in March 2016 after the Audit Committee's investigation had commenced. We also used $16.8 million less in cash for shares repurchased pursuant to the exercise by stock incentive plan participants of their right to use shares of Common Stock to satisfy their tax withholding obligations. In addition, we received $4.1 million less in proceeds from the exercise of employee stock options and we used $1.8 million less in cash to make principal payments on capital lease obligations. These decreases were partially offset by the receipt of $2.1 million more in proceeds from the minimum commitment agreements with WPP during 2017 compared to 2016.
Cash used in financing activities was $51.3 million during 2016 compared to cash provided by financing activities of $63.5 million for 2015. The decrease in cash used was largely attributable to $200.8 million in cash received from shares we issued to WPP, net of equity issuance costs incurred of $3.9 million, during the year ended 2015. In addition, during 2016 we received $7.5 million less in proceeds from the exercise of our stock options, we used $9.9 million less in cash for shares repurchased pursuant to the exercise by stock incentive plan participants of their right to use shares of Common Stock to satisfy their tax withholding obligations and we received $5.5 million more in proceeds from the minimum commitment agreements. These changes were partially offset by a decrease of $78.6 million in cash used to repurchase shares under our share repurchase program during 2016 compared to 2015 and a $2.2 million increase in cash used for payments on our capital lease obligations.
Contractual Payment Obligations
The information set forth below summarizes our contractual obligations as of December 31, 2017 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$79,857	$15,190	$27,108	$21,265	$16,294
Capital lease obligations	8,603	6,525	2,032	36	10
Software license arrangements	5,001	3,158	1,843	—	—
Long-term debt obligations (1)	—	—	—	—	—
Unconditional purchase obligations	77,157	19,330	49,405	8,422	—
Other purchase obligations	22,412	7,706	14,706	—	—
Total	$193,030	$51,909	$95,094	$29,723	$16,304
(1) On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between us and Bank of America N.A., as administrative agent, and other lenders. We did not have access to other borrowings under the Credit Agreement at the time of termination. Refer to Footnote 20, Subsequent Events, for details of the new financing arrangements with Starboard in January 2018.
As of December 31, 2017, we had non-current deferred tax liabilities of $3.6 million and gross unrecognized tax benefits of $2.5 million, including $0.3 million of interest and penalties classified as other long-term liabilities on our Consolidated Balance Sheets.

We are unable to make a reasonable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual payment obligations table.
Our principal lease commitments consist of obligations under leases for office space, computer and telecommunications equipment and software agreements. We financed the purchase of some of our computer equipment under capital lease arrangements over a period of 36 to 42 months.
Other unconditional purchase obligations are comprised of commitments associated with network operators. Other purchase obligations are primarily comprised of commitments associated with vendors to perform operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
As of December 31, 2017, $3.5 million in letters of credit were outstanding under the Credit Agreement. These letters of credit may be reduced periodically, provided we meet the conditional criteria of each related lease agreement.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including expenses from ongoing compliance efforts and related to various litigation. To the extent that our existing cash, cash equivalents, short-term investments, operating cash flow and the proceeds from the 2018 issuance and sale of senior secured convertible notes are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue additional equity securities in order to raise additional funds, further dilution to existing stockholders may occur. The delayed filing of our periodic reports with the SEC may impair our ability to obtain additional financing and access the capital markets. As a result of our delayed filings, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for twelve months.
As described in Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements on September 10, 2017, we, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement of the federal securities class action litigation, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in our Common Stock to be issued and contributed by us to a settlement fund to resolve all claims asserted against us. All of the $27.2 million in cash would be funded by our insurers. We have the option to fund all or a portion of the $82.8 million with cash in lieu of our Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018 and following a hearing on that motion, the Court entered an order preliminarily approving the settlement on January 29, 2018. The settlement remains subject to final approval by the Court, which is expected to occur in mid-2018. As of December 31, 2017, we have reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers.
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
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in Footnote 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than operating lease obligations and other purchase obligations.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP").  The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
While our significant accounting policies are described in more detail in the Notes to Consolidated Financial Statements included in Item 8 of this 10-K, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
We recognize revenues when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.
We generate revenues from delivery of subscription-based access to our online database or by delivering information obtained from the database, usually in the form of periodic custom reports. Subscription based revenues are typically recognized on a straight-line basis over the data delivery period, which generally ranges from three to twenty-four months. We recognize revenue net of sales taxes remitted to government authorities.
Revenues are also generated through survey services under contracts ranging in term from two months to one year. Survey services consist of survey design with subsequent data collection, analysis and reporting. At the outset of an arrangement, total arrangement consideration is allocated between the development of the survey and subsequent data collection, analysis and reporting services based on relative selling price. Revenue allocated to the survey is recognized when it is approved by the customer and revenue allocated to the data collection, analysis and reporting services is recognized on a straight-line basis over the estimated data collection and reporting period once the survey has been delivered. Any change in the estimated data collection and reporting period results in an adjustment to revenues recognized in future periods.
Certain of our arrangements contain multiple elements, consisting of the various services we offer. Multiple element arrangements typically consist of either subscriptions to multiple online products or a subscription to our online database combined with customized services. We allocate arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. A deliverable qualifies as a separate unit of accounting when the delivered element has stand-alone value to the customer. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) the vendor's BESP if neither VSOE nor TPE are available. VSOE generally exists only when we sell the deliverable separately and is the price charged by us for that deliverable on a stand-alone basis. BESP reflects our estimate of what the selling price of a deliverable would be if it were sold regularly on a stand-alone basis.
We generally do not have VSOE for its arrangements, and TPE is generally not available because our service offerings are highly differentiated and we are unable to obtain reliable information on the products and pricing practices of our competitors. As such, BESP is generally used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
Our process for determining BESP involves judgment based on multiple factors that may vary depending upon the unique facts and circumstances related to each product suite and deliverable. We determine BESP by considering external and internal factors including, but not limited to, current pricing practices, pricing concentrations such as industry, channel, customer class or geography, internal costs and market penetration of a product or service. The total arrangement consideration is allocated to each of the elements based on the relative selling price. If the BESP is determined as a range of selling prices, the mid-point of the range is used in the relative selling price method. Once the total arrangement consideration has been allocated to each deliverable based on the relative allocation of the arrangement fee, we commence revenue recognition for each deliverable on a stand-alone basis as the data or service is delivered. BESP is analyzed on an annual basis or more frequently if deemed likely that changes in the estimated selling prices have occurred.
For contracts that include variable revenue amounts, the related portion of variable revenue is deferred until the amounts are fixed or determinable and we are reasonably assured that the amounts due are collectible.
Generally, contracts are non-refundable and non-cancellable. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provisions lapse. Some customers have the right to cancel their contracts by providing a written notice of cancellation. If a customer cancels its contract, the customer is generally not entitled to a refund for prior services.

Advance payments are recorded as deferred revenue until services are delivered or obligations are met and revenue is earned. Deferred revenue represents the excess of amounts invoiced over amounts recognized as revenues. Deferred revenue to be recognized in the succeeding twelve-month period is classified as current deferred revenue and the remaining amounts are classified as non-current deferred revenue.
We may enter into multiple contracts with a single counterparty. We determine if the contracts were contemporaneous in nature and may determine, from time-to-time, that two or more contracts should be combined and accounted for as a single arrangement.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we act as a principal or an agent in the transaction. In certain cases, we are considered the agent, and we record revenue equal to the net amount retained when the fee is earned. In these cases, costs incurred with third-party suppliers are excluded from our cost of revenues. We assess whether it or the third-party supplier is the primary obligor and evaluate the terms of our customer arrangements as part of this assessment. In addition, we consider other key indicators such as latitude in establishing price, inventory risk, nature of services performed, discretion in supplier selection and credit risk.
We enter a limited number of monetary contracts that involve the purchase and sale of services with a single counterparty. We assess each contract, as it is executed, to determine if the revenue and expense should be provided gross or net. We currently present expenses for these contracts net of subscription fees as cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of intangible assets and goodwill involves the use of management’s estimates and assumptions, and can have a significant impact on future operating results. We initially record our intangible assets at fair value. Intangible assets with finite lives are amortized over their estimated useful lives while goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
We have one reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We initially assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. We review the goodwill for impairment using the two-step process if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of its reporting unit is less than its carrying value, or we decide to bypass the qualitative assessment. We review the carrying value of our reporting unit utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. We make assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of its reporting unit.
A discounted cash flow analysis requires the use of various assumptions, including, expectations of future cash flows, growth rates, tax rates, and discount rates in developing the present value of projected cash flows. The following assumptions are significant to our discounted cash flow analysis:
Projected Financial Performance: expected future cash flows and growth rates are based upon assumptions for the Company’s future revenue growth and operating costs. Actual results of operations and cash flows will likely differ from those utilized in our discounted cash flow analysis, and it is possible that those differences could be material. We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in our market capitalization, general industry, micro and macro-economic conditions.
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit’s earnings are expected to grow or losses decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate utilized in the 2017 analysis was 3.0%.
Discount rate: our reporting unit’s future cash flows are discounted at a rate that is consistent with our average weighted average cost of capital that is likely to be utilized by marked participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. The discount rate utilized in our 2017 analysis was 10.5%.
In addition, we also use a market-based approach to estimate the value of our reporting unit. The market value is estimated by comparing it to publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of the business entity is based on pricing multiples of certain financial parameters observed in the comparable companies.

Goodwill allocated to our single reporting unit as of December 31, 2017 was $642.4 million. The results of the October 1, 2017 annual impairment test resulted in the fair value our reporting unit exceeding the carrying value by 35%. We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in our market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require us to record a non-cash impairment charge.
Impairment of Long-Lived Assets
Our long-lived assets primarily consist of property and equipment and intangible assets. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life.
If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although we believe that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended 2017, 2016 or 2015.
Stock-Based Compensation
We estimate the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option-pricing model.
No stock options were granted during the years ended December 31, 2017, 2016 and 2015.
The following are the assumptions used in valuing the options that were assumed in the Rentrak merger during the year ended 2016:

Dividend yield	0.00%
Expected volatility	41.18%	-	44.51%
Risk-free interest rate	0.54%	-	0.63%
Expected life of options (in years)	1.37	-	1.87
Dividend yield — We have never declared or paid a cash dividend on our Common Stock and have no plans to pay cash dividends in the foreseeable future.
Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We considered the historical volatility of our stock price over a term similar to the expected life of the options in determining expected volatility.
Risk-free interest rate — We used rates on the grant date of zero-coupon government bonds with maturities over periods covering the term of the awards, converted to continuously compounded forward rates.
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.
The fair value of restricted stock units and restricted stock awards is based on the closing price of our Common Stock on the date of grant. We then amortize the fair value of awards expected to vest on a ratable straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The determination of the fair value of our stock option awards is based on a variety of factors including, but not limited to, our Common Stock price, risk free rate, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, we have estimated forfeitures for stock-based awards at the dates of grant based on historical experience and adjusted for future expectation. We perform a review of the forfeiture rate assumption at least annually or as deemed necessary if there are changes that could potentially significantly impact the future rate of forfeiture of its stock-based awards. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
We issue restricted stock awards with restrictions that lapse upon the passage of time (service vesting), achieving performance targets, or some combination. For those restricted stock awards with only service vesting, we recognize compensation cost on a straight-line basis over the service period. For awards with performance conditions only, or both performance and service conditions, we start recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. Stock awards that contain performance vesting conditions are excluded from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
Due to our inability to file our periodic reports with the SEC, we have been unable to use our registration statement on Form S-8 to grant equity awards to directors and employees, including executive officers, since February 2016. For a discussion of our pending or otherwise contemplated equity awards, refer to the section "Pending Equity Awards" above. The pending or contemplated equity awards have vesting terms ranging from immediate vesting at time of grant to four-year vesting terms. The expected to vest fair value of the unvested equity awards at the grant date will amortize ratably on a straight-line basis over the requisite service period of the awards, the period from the grant date to the end of the vesting period.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. ASU 2016-09, Compensation - Stock Compensation (Topic 718), contains several amendments that simplify the accounting for employee share-based payment transactions, including the accounting for income taxes. The new standard eliminates the accounting recognition for excess tax benefits in additional paid-in capital and the recognition of tax deficiencies either as an offset to accumulated excess tax benefits in Additional Paid-In Capital or in the income tax provision. For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, a cumulative-effect adjustment must be recorded in retained earnings as of the beginning of the year of adoption, net of any valuation allowance required on the deferred tax asset created by the transition guidance. We adopted ASU 2016-09 in the first quarter of 2016 and have applied the modified retrospective transition approach. Early adoption of the new standard resulted in an adjustment as of January 1, 2016 to accumulated stockholders' deficit of $0.3 million related to the tax benefits of a foreign subsidiary. Beginning in 2016, all excess tax benefits and tax deficiencies are recognized in the income tax provision in the period in which they occur.
We record a valuation allowance when we determine, based on available positive and negative evidence, that it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized. We determine the realizability of our deferred tax assets primarily based on the reversal of existing taxable temporary differences and projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, we consider our history of profitability, the competitive environment, and general economic conditions. In addition, we consider the time frame over which it would take to utilize the deferred tax assets prior to their expiration.
For certain tax positions, we use a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.
On December 22, 2017, the TCJA was signed into law. The TCJA made substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings through a transition tax and significant changes to the taxation of foreign earnings going forward. While these provisions are not effective until January 1, 2018 and beyond, we are required to recognize the effect of certain legislative changes, such as a change in tax rates, in the period the change is enacted.
In December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on how to appropriately report significant legislative changes in financial statements when the accounting for the changes has not been completed. The guidance allows companies to report a provisional amount based on a reasonable estimate of the impact in their financial statements that can be adjusted during a one-year measurement period, similar to the accounting for business combinations.
As of December 31, 2017, we consider accounting to be complete for the reduction in the U.S. corporate income tax rate, which resulted in an income tax benefit of $3.6 million for the re-measurement of our deferred tax liabilities associated with tax deductible goodwill and other indefinite-lived liabilities that are deemed to reverse at the lower tax rate. Absent these deferred tax liabilities, we are in a net U.S. deferred tax asset position that is offset by a full valuation allowance. The amount of valuation allowance required against our U.S. deferred tax assets also changed as a result of certain provisions in the TCJA, for which an income tax benefit of $4.7 million has been recorded. We consider the accounting to be complete for this change as well.
The TCJA includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We have performed an earnings and profits analysis and have determined that there will be no income tax effect in the current period. As such, the preliminary accounting for this matter is generally complete.
The other significant provisions are not yet effective but may impact income taxes in future years. These include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or “GILTI”). We are still reviewing and assessing these provisions and their potential impact on our financial results.

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
As of December 31, 2017, our cash reserves were maintained in bank deposit and money market accounts totaling $37.9 million. The cash is held for working capital purposes. We also maintained $7.3 million in restricted cash that is required to collateralize our letter of credit and certain capital lease obligations with as well corporate credit card obligations.
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
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to euro exchange rate movements, we are also impacted by movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We have evaluated and assessed the potential effect of this risk and concluded that near-term changes in currency rates should not materially adversely affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a $0.6 million decrease to our operating loss for 2017 and a 10% increase in value would have resulted in a $0.6 million increase to our operating loss for the year ended 2017.
Cash held overseas could be subject to income tax withholding payments if funds were repatriated to the U.S., which could range from 5% to 17.5% of the amount repatriated. As of December 31, 2017, $11.9 million of the $37.9 million in cash and cash equivalents was held by foreign subsidiaries that could be subject to repatriation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of comScore, Inc. and its subsidiaries (the "Company") as of December 31, 2017, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
McLean, VA
March 23, 2018

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of comScore, Inc.
We have audited the accompanying consolidated balance sheet of comScore, Inc. as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of comScore, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, stockholders’ equity as of January 1, 2015 has been restated to correct various errors related to the Company’s internal investigation, including errors related to revenue recognition and income taxes.
/s/ Ernst & Young LLP
Tysons, Virginia
March 23, 2018

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$37,859	$84,111
Restricted cash	7,266	4,230
Marketable securities	—	28,412
Accounts receivable, net of allowance ($2,899 and $8,412 of accounts receivable attributable to related parties)	82,029	96,230
Prepaid expenses and other current assets ($0 and $2,923 attributable to related parties)	15,168	19,450
Insurance recoverable on litigation settlements	37,232	—
Total current assets	179,554	232,433
Property and equipment, net	28,893	42,001
Other non-current assets ($0 and $185 attributable to related parties)	7,259	7,176
Deferred tax assets	4,532	5,117
Intangible assets, net	159,777	194,168
Goodwill	642,424	639,897
Total assets	$1,022,439	$1,120,792
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($2,715 and $17 attributable to related parties)	$27,889	$7,204
Accrued expenses ($5,857 and $5,141 attributable to related parties)	86,031	52,907
Accrued litigation settlements	27,718	—
Other short-term liabilities	2,998	2,860
Deferred revenue ($2,755 and $4,654 attributable to related parties)	98,367	99,412
Deferred rent	1,239	590
Capital lease obligations	6,248	12,904
Total current liabilities	250,490	175,877
Deferred rent	9,394	9,009
Deferred revenue	2,053	2,733
Deferred tax liabilities	3,641	7,688
Capital lease obligations	2,103	8,003
Accrued litigation settlements	90,800	—
Other long-term liabilities	7,466	12,629
Total liabilities	365,947	215,939
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued or outstanding as of December 31, 2017 or 2016	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized as of December 31, 2017 and 2016; 60,053,843 shares issued and 57,289,047 shares outstanding as of December 31, 2017 and 59,937,393 shares issued and 57,172,597 shares outstanding as of December 31, 2016, respectively	60	60
Additional paid-in capital	1,407,717	1,380,881
Accumulated other comprehensive loss	(6,224)	(12,420)
Accumulated deficit	(609,091)	(327,698)
Treasury stock, at cost, 2,764,796 shares as of December 31, 2017 and 2016, respectively	(135,970)	(135,970)
Total stockholders’ equity	656,492	904,853
Total liabilities and stockholders’ equity	$1,022,439	$1,120,792
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues (1)	$403,549	$399,460	$270,803

Cost of revenues (1) (2) (3)	193,605	173,080	111,904
Selling and marketing (1) (2) (3)	130,509	126,311	96,344
Research and development (1) (2) (3)	89,023	86,975	52,718
General and administrative (1) (2) (3)	74,651	97,517	72,493
Investigation and audit related (1)	83,398	46,617	—
Amortization of intangible assets	34,823	31,896	8,608
(Gain) loss on asset dispositions	—	(33,457)	4,671
Settlement of litigation, net	82,533	2,363	(840)
Restructuring	10,510	—	—
Total expenses from operations	699,052	531,302	345,898
Loss from operations	(295,503)	(131,842)	(75,095)
Interest expense, net (1)	(661)	(478)	(1,321)
Other income, net	15,205	12,371	9
Loss from foreign currency transactions	(3,151)	(1,231)	(1,331)
Loss before income taxes	(284,110)	(121,180)	(77,738)
Income tax benefit (provision)	2,717	4,007	(484)
Net loss	$(281,393)	$(117,173)	$(78,222)
Net loss per common share:
Basic	$(4.90)	$(2.10)	$(2.07)
Diluted	(4.90)	(2.10)	(2.07)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	57,485,755	55,728,090	37,879,091
Diluted	57,485,755	55,728,090	37,879,091
Comprehensive loss:
Net loss	$(281,393)	$(117,173)	$(78,222)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	6,168	(1,170)	(5,775)
Unrealized gain on marketable securities, net	24	169	—
Reclassification of realized loss on the sale of marketable securities, net	4	19	—
Total comprehensive loss	$(275,197)	$(118,155)	$(83,997)

(1)  For the years ended December 31, 2017 and 2016 and for the period April 1, 2015 through December 31, 2015 (refer to Footnote 17, Related Party Transactions of the Notes to Consolidated Financial Statements for additional information), transactions with related parties are included in the line items above as follows:

	2017	2016	2015
Revenues	$13,181	$9,688	$(41,422)

Cost of revenues	12,956	15,695	2,244
Selling and marketing	157	1,743	460
Research and development	119	3,662	13
General and administrative	777	633	24
Investigation and audit related	16,844	2,563	—

Interest income, net	672	1,106	555

(2) Amortization of stock-based compensation expense is included in the line items above as follows:
	2017	2016	2015
Cost of revenues	$1,766	$4,841	$5,886
Selling and marketing	5,247	10,967	11,502
Research and development	2,270	5,902	5,193
General and administrative	8,031	24,785	24,402
	$17,314	$46,495	$46,983

(3) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2015 (as originally reported)	34,174,466	$36	$324,176	$(5,591)	$(93,076)	$(50,280)	$175,265
Restatement adjustments (1)	—	—	(2,957)	(72)	(39,504)	—	(42,533)
Balance as of January 1, 2015 (As restated)	34,174,466	$36	$321,219	$(5,663)	$(132,580)	$(50,280)	$132,732
Net loss	—	—	—	—	(78,222)	—	(78,222)
Foreign currency translation adjustment	—	—	—	(5,775)	—	—	(5,775)
Issuance of Common Stock for acquisitions (2)	6,043,683	5	258,873	—	—	47,518	306,396
Subscription Receivable	—	—	(15,744)	—	—	—	(15,744)
Exercise of Common Stock options	276,464	—	11,623	—	—	—	11,623
Issuance of restricted stock	195,595	—	—	—	—	—	—
Restricted stock canceled	(10,263)	—	—	—	—	—	—
Restricted stock units vested	790,115	1	(1)	—	—	—	—
Common Stock received for tax withholding	(545,411)	(1)	(28,159)	—	—	—	(28,160)
Excess tax benefits from stock-based compensation	—	—	(1,335)	—	—	—	(1,335)
Repurchase of Common Stock	(1,949,580)	—	—	—	—	(105,916)	(105,916)
Stock-based compensation	—	—	46,579	—	—	—	46,579
Balance as of December 31, 2015	38,975,069	$41	$593,055	$(11,438)	$(210,802)	$(108,678)	$262,178
Adoption of ASU 2016-09	—	—	—	—	277		277
Net loss	—	—	—	—	(117,173)	—	(117,173)
Foreign currency translation adjustment	—	—	—	(1,170)	—	—	(1,170)
Unrealized gain on marketable securities, net of tax	—	—	—	188	—	—	188
Subscription Receivable	—	—	(5,521)	—	—	—	(5,521)
Exercise of Common Stock options	225,088	—	4,139	—	—	—	4,139
Issuance of restricted stock	214,010	—	—	—	—	—	—
Issuance of common stock for Rentrak acquisition	18,303,796	18	753,400	—	—	—	753,418
Restricted stock canceled	(1,750)	—	—	—	—	—	—
Restricted stock units vested	405,031	1	(1)	—	—	—	—
Common Stock received for tax withholding	(279,301)	—	(18,292)	—	—	—	(18,292)
Repurchase of Common Stock	(675,672)	—	—	—	—	(27,292)	(27,292)
Other	6,326	—	—	—	—	—	—

Stock-based compensation	—	—	54,101	—	—	—	54,101
Balance as of December 31, 2016	57,172,597	$60	$1,380,881	$(12,420)	$(327,698)	$(135,970)	$904,853
Net loss	—	—	—	—	(281,393)	—	(281,393)
Subscription Receivable	—	—	11,012	—	—	—	11,012
Foreign currency translation adjustment	—	—	—	6,168	—	—	6,168
Unrealized gain on investments, net of tax	—	—	—	28	—	—	28
Restricted stock units vested	185,754	—	—	—	—	—	—
Common Stock received for tax withholding	(69,304)	—	(1,514)	—	—	—	(1,514)
Stock-based compensation	—	—	17,338	—	—	—	17,338
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492

(1) Refer to Footnote 1, Organization, of the Notes to Consolidated Financial Statements for discussion of restatement adjustments to January 1, 2015 stockholders' equity.
(2) Included in issuance of Common Stock for acquisitions is the reissuance of 1,605,330 treasury shares.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(281,393)	$(117,173)	$(78,222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	23,339	25,439	22,595
Amortization of intangible assets	34,823	31,896	8,608
Provision for bad debts	983	1,507	3,167
Stock-based compensation	17,314	46,495	46,983
Deferred tax benefit	(3,203)	(3,997)	(121)
(Gain) loss on asset dispositions	—	(33,457)	4,671
Realized loss on marketable securities	4	19	—
Loss from equity method investment	63	406	—
Loss (gain) on disposition of property and equipment	125	275	(2)
Gain on forgiveness of obligation	(4,000)	—	—
Accrued litigation settlements to be settled in Common Stock	90,800	—	—
Non-cash vendor consideration	—	—	48,253
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	14,529	4,009	1,542
Prepaid expenses and other assets	(33,165)	(3,928)	(863)
Accounts payable, accrued expenses, and other liabilities	85,001	(12,972)	(1,057)
Deferred revenue	(2,638)	5,962	5,206
Deferred rent	1,013	(393)	(1,403)
Net cash (used in) provided by operating activities	(56,405)	(55,912)	59,357

Investing activities
Net cash received (paid) in disposition of assets	—	42,980	(2,535)
Acquisitions, net of cash acquired	—	37,086	(10,117)
Acquisitions, net of cash acquired (related party)	—	(27,328)	—
Sales of marketable securities	28,436	2,188	—
Purchase of property and equipment	(10,182)	(7,106)	(4,325)
Net cash provided by (used in) investing activities	18,254	47,820	(16,977)

Financing activities
Proceeds from the issuance of common stock	—	—	204,741
Financing proceeds received on subscription receivable (related party)	11,012	8,954	3,503
Proceeds from the exercise of stock options	—	4,139	11,623
Repurchase of common stock (withholding taxes)	(1,514)	(18,292)	(28,160)
Repurchase of common stock (treasury shares)	—	(27,292)	(105,916)
Excess tax benefits from stock-based compensation	—	—	(1,335)
Principal payments on capital lease and software license arrangements	(17,016)	(18,838)	(16,622)
Stock issuance costs	—	—	(4,368)
Net cash (used in) provided by financing activities	(7,518)	(51,329)	63,466
Effect of exchange rate changes on cash	2,453	776	(1,875)
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,216)	(58,645)	103,971
Cash, cash equivalents and restricted cash at beginning of year	88,341	146,986	43,015
Cash, cash equivalents and restricted cash at end of year	$45,125	$88,341	$146,986

	Years Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$37,859	$84,111	$146,986
Restricted cash	7,266	4,230	—
Total cash, cash equivalents and restricted cash	$45,125	$88,341	$146,986

Supplemental cash flow disclosures:
Interest paid	$1,691	$1,962	$1,906
Income taxes paid	497	1,717	1,790

Supplemental non-cash investing and financing activities:
Stock issued in connection with acquisition - Rentrak	$—	$753,418	$—
Stock issued in connection with WPP arrangements	—	—	49,034
Capital lease and software license obligations incurred	191	14,842	22,531
Leasehold improvements acquired through lease incentives	—	—	372
Accrued capital expenditures	336	3,060	532
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "comScore" or the “Company”), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms. On January 29, 2016, the Company completed a merger with Rentrak Corporation ("Rentrak") a global media measurement and advanced consumer targeting company serving the entertainment, television, movie, video and advertising industries, and Rentrak became a wholly-owned subsidiary of the Company. Refer to Footnote 3, Business Combinations and Acquisitions.
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
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. The Company incurred significant investigation and audit related expenses, which significantly reduced working capital as of December 31, 2017.  In response to this reduction, in December 2017, the Company announced that it was implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, to enable the Company to decrease its global costs and more effectively align resources to business priorities. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (“Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. The Company also granted to Starboard an option (the “Notes Option”) to purchase up to an additional $50.0 million of Notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash.
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
If undertaken, the Rights Offering would provide a minimum of $50.0 million to $70.0 million in cash if not fully subscribed (depending on whether Starboard exercises the Notes Option and assuming that any Notes purchased by Starboard pursuant to the backstop obligation will be issued on the same terms as the Rights Offering Notes), and at least $105.0 million in cash if fully subscribed, as stockholders of the Company who elect to participate in the Rights Offering will be allowed to elect to have up to 30% of the value of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock. For additional information, refer to Footnote 20, Subsequent Events.
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

Restatement of Opening Stockholders' Equity
In February 2016, the Audit Committee ("Audit Committee") of the comScore Board of Directors ("Board") commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and certain employment practices. As a result of the issues identified in the Audit Committee's investigation and management's subsequent review, on September 12, 2016, the Company announced that the Audit Committee, in consultation with outside advisors and management, had concluded that the Company could no longer support the prior accounting for non-monetary contracts recorded by the Company during 2013, 2014 and 2015. As a result, the Company concluded that (i) the Company's previously issued, unaudited quarterly and year-to-date Consolidated Financial Statements for the quarters ended March 31, June 30 and September 30, 2015 filed on Quarterly Reports on Form 10-Q on May 5, August 7, and November 6, 2015, respectively, (ii) the Company's previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K on February 20, 2015 and February 18, 2014, respectively (including the interim periods within those years) and (iii) the Company's preliminary unaudited Condensed Consolidated Financial Statements for the quarter and year ended December 31, 2015 included as an exhibit to its Current Report on Form 8-K furnished on February 17, 2016, should no longer be relied upon.
The following table summarizes the effects of the restatement adjustments on the components of total stockholders' equity as of January 1, 2015 as originally reported on the Company's 2014 Annual Report on Form 10-K.

	As of January 1, 2015
		Adjustments
(In thousands)	As Previously Reported	A	B	C	D	Total Restatement Adjustments	As Restated
Common stock	$36	$—	$—	$—	$—	$—	$36
Additional paid-in capital	324,176	—	—	—	(2,957)	(2,957)	321,219
Accumulated other comprehensive loss	(5,591)	—	(77)	7	(2)	(72)	(5,663)
Accumulated deficit	(93,076)	(2,411)	(8,521)	(301)	(28,271)	(39,504)	(132,580)
Treasury stock, at cost	(50,280)	—	—	—	—	—	(50,280)
Total stockholders' equity	$175,265	$(2,411)	$(8,598)	$(294)	$(31,230)	$(42,533)	$132,732
(A) Non-monetary revenue contracts: The Company's non-monetary transactions are exchanges of data products between the Company and certain customers. Under Accounting Standards Codification ("ASC") 845, Non-Monetary Transactions ("ASC 845"), a non-monetary exchange of goods can be recorded at fair value if fair value is determinable, the exchanged goods given and received would not be held for sale in the same line of the business and the exchange has commercial substance. Based on the Audit Committee’s investigation and management’s review of its accounting, the Company concluded that the original accounting for all of its non-monetary transactions did not meet the applicable guidance in ASC 845. This adjustment reverses the revenue and associated expense related to these non-monetary transactions. For these non-monetary revenue contracts, since there is no historical cost basis associated with the assets exchanged, there is no revenue recognized or expense incurred for these transactions. While a non-monetary transaction inherently has no effect on operating income or cash flow over the life of the relevant agreement governing such transaction, the timing of revenue recognized relative to the related expense recognized may have an effect on net income on a period-by-period basis.
(B) Monetary revenue adjustments: There were adjustments to revenue and costs for the investigation-related contracts (contracts that were specifically subject to the Audit Committee's investigation) as well as additional contracts that the Company deemed had similar characteristics as the investigation-related contracts. Both groups of contracts had historical data deliverables where there was not a clear indication that the customer needed or requested the historical data and the contracts were multiple-element arrangements requiring a best estimate of selling price ("BESP") determination. When these contracts were re-evaluated, all units of accounts were re-valued utilizing BESP, generally resulting in a substantially reduced or zero value for the historical data. In addition, the investigation-related contracts had additional arrangements, including offsetting purchase contracts that were not previously disclosed. These additional arrangements resulted in revenue either being deferred until the arrangement was considered fixed and determinable, or, in some cases, purchases and sales of data with the same customer were accounted for as a single arrangement, resulting in revenue being netted against expenses under purchase contracts. Also included are other revenue accounting adjustments that are the result of a number of miscellaneous errors related to the Company's revenue accounting processes being ineffective in properly accounting for contracts, errors in revenue recognition, or in the consistent application of the Company's revenue accounting policies.

(C) Other adjustments: There were certain other non-revenue related adjustments that were primarily timing adjustments for expense accruals and recording amounts that were not previously provided for.
(D) Tax adjustments: As a result of the material changes to the Consolidated Financial Statements, the Company re-evaluated the valuation allowance determinations made in prior years. The analysis was updated to consider the changes to the Company's historical operating results following the investigation and subsequent review by management. In that process, the Company evaluated the weight of all evidence, including the decline in earnings, and concluded that as of December 31, 2013 the Company's U.S. federal and state net deferred tax assets were no longer more-likely-than-not to be realized and that a valuation allowance was required. The Company also adjusted income taxes, as necessary, to reflect the tax effect of the above adjustments made to operating results for the periods prior to December 31, 2014.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of management's best estimate of selling price ("BESP"), deferred tax assets, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, and the allowance for doubtful accounts. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. On an ongoing basis, the Company evaluates its estimates and assumptions.
Fair Value Measurements
The Company evaluates the fair value of certain assets and liabilities using the fair value hierarchy. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company applies the three-tier GAAP value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 — observable inputs such as quoted prices in active markets;
Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly;
Level 3 — unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, intangible assets, the Company's cost-method investment and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. The fair value of these assets and liabilities are determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.

Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less at the time of purchase and qualifying money-market funds as cash equivalents. Cash and cash equivalents are maintained with several financial institutions domestically and internationally. The combined account balances held on deposit at each institution typically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company monitors this credit risk and makes adjustments to the concentrations as necessary.
Restricted Cash
Restricted cash represents the Company's requirement to collateralize its letter of credit and certain capital lease obligations as well its corporate credit card obligations. As of December 31, 2017 and 2016, the Company had $7.3 million and $4.2 million of restricted cash, respectively.
Marketable Securities
The Company classifies its marketable securities as "available for sale" and, accordingly, its marketable securities are marked to market on a quarterly basis, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive loss in the Consolidated Balance Sheet. Dividend and interest income is recognized when earned. Realized gains and losses are included in other income, net in the Consolidated Statements of Operations and Comprehensive Loss and are derived using the specific identification method for determining cost of securities sold. If the fair value of a marketable equity security declines below its cost basis and the decline is considered other than temporary, the Company will record a write-down, which is included in earnings. As of December 31, 2017, the Company did not have any remaining investment in marketable securities.
Cost-Method Investment
The Company has one cost-method investment in preferred stock of a company that went public in the first quarter of 2018. The $4.7 million value of the cost-method investment is included in other non-current assets in the Consolidated Balance Sheets as of both December 31, 2017 and 2016. The cost-method investment is reviewed for impairment on an annual basis or if an indicator of impairment is identified during any reporting period. There were no impairments recorded in 2017 or 2016.
Accounts Receivable, Net of Allowance
Accounts receivable are recorded at the invoiced amount and are reduced by an allowance for amounts that may be uncollectible in the future. The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for uncollectible receivables. Allowances are based on management’s judgment, which considers historical collection experience, a specific review of all significant outstanding receivables and an assessment of company specific credit conditions and general economic conditions. Included within accounts receivable are unbilled accounts receivable, where the Company has recognized revenue for services performed prior to invoicing a customer, but for which the Company has a legal right to invoice the customer.
The following is a summary of the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2017	2016	2015

Beginning Balance	$(2,100)	$(2,689)	$(1,915)
Additions	(983)	(1,507)	(3,167)
Recoveries	(147)	(97)	(258)
Write-offs	1,239	2,193	2,651
Ending Balance	$(1,991)	$(2,100)	$(2,689)
Property and Equipment
Property and equipment is recorded at cost, net of accumulated depreciation. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years. Assets under capital leases are recorded at their net present value at the inception of the lease. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred.

Capitalized Software
Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, which is used by us to provide various services to clients. The costs are capitalized from the time that the preliminary project stage is completed, and considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During 2017, the Company had no capitalized software costs. During the years ended 2016 and 2015, the Company capitalized $0.3 million and $0.4 million, respectively. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to the estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as the Company's assessments change.
Internal-use software costs are capitalized during the application development stage, which is when the preliminary project stage is complete and management has committed to a project to develop software that will be used for its intended purpose. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. These capitalized costs are amortized on a straight-line basis over their estimated useful life. Capitalized costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as the Company's assessments change.
Business Combinations
The Company recognizes all of the assets acquired, liabilities assumed and contractual contingencies at their fair value on the acquisition date. The Company uses its best estimates and assumptions as a part of the purchase accounting process to accurately value assets acquired and liabilities assumed at the business combination date, however, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business combination date, adjustments may be made to initial values. Acquisition-related costs are expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of intangible assets and goodwill involves the use of management’s estimates and assumptions, and can have a significant impact on future operating results. The Company initially records its intangible assets at fair value. Intangible assets with finite lives are amortized over their estimated useful lives while goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
The Company has one reporting unit. As such, the Company performs the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review. The Company reviews the goodwill for impairment using the two-step process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of its reporting unit is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company reviews the fair value of its reporting unit utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of its reporting unit. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in the Company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.
The Company completed its annual impairment analyses for each of the years ended 2017 and 2016 and determined that there was no impairment of goodwill.

Intangible assets with finite lives are amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	2 to 7
Strategic alliance	10
Acquired software	3
Customer relationships	3 to 7
Intellectual property	2 to 13
Panel	1 to 7
Trade names	2 to 6
Other	6 to 8
Impairment of Long-Lived Assets
The Company’s long-lived assets consist of property and equipment and finite-lived intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended 2017, 2016 or 2015.
Leases
The Company leases its facilities and meets the requirements to account for these leases as operating leases. For facility leases that contain rent escalations or rent concession provisions, the Company records its lease expense during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlord incentives or allowances are recorded as leasehold improvement assets and a deferred rent liability which is amortized as a reduction of rent expense over the lesser of the term of the lease or life of the asset.
The Company leases computer equipment and automobiles that meet the requirements to account for these as capital leases. The Company records capital leases as an asset and an obligation at an amount equal to the present value of the minimum lease payments as determined at the beginning of the lease term. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation and amortization expense.
The Company has entered into certain software license arrangements. The Company records these software license arrangements as an intangible asset, acquired software, and an obligation at an amount equal to the present value of the minimum lease payments. These obligations are reflected in other liabilities in the Consolidated Balance Sheets. Amortization of these intangible assets is computed on a straight-line basis over the term of the lease and is included in Amortization of Intangible Assets.
Foreign Currency
Generally, the functional currency of the Company’s foreign subsidiaries is the local currency. In those cases where the transaction is not denominated in the functional currency, the Company revalues the transaction to the functional currency and records the translation gain or loss in loss from foreign currency transactions in the Company's Consolidated Statements of Operations and Comprehensive Loss. Assets and liabilities are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating a foreign subsidiaries functional currency financial statements into U.S. dollars, is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss. The translation adjustment for intercompany foreign currency loans that are permanent in nature are also recorded as accumulated other comprehensive loss. Translation adjustments on intercompany accounts that are short term in nature are recorded as Loss from Foreign Currency Transactions.

Revenue Recognition
The Company recognizes revenues when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the services have been rendered, (iii) the fee is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.
The Company generates revenues from delivery of subscription-based access to the Company’s online database or by delivering information obtained from the database, usually in the form of periodic custom reports. Subscription-based revenues are typically recognized on a straight-line basis over the data delivery period, which generally ranges from three to twenty-four months. The Company recognizes revenue net of sales taxes remitted to government authorities.
Revenues are also generated through survey services under contracts that generally range in term from two months to one year. Survey services consist of survey design with subsequent data collection, analysis and reporting. At the outset of an arrangement, total arrangement consideration is allocated between the development of the survey and subsequent data collection, analysis and reporting services based on relative selling price. Revenue allocated to the survey is recognized when it is approved by the customer and revenue allocated to the data collection, analysis and reporting services is recognized on a straight-line basis over the estimated data collection and reporting period once the survey has been delivered. Any change in the estimated data collection and reporting period results in an adjustment to revenues recognized in future periods.
Certain of the Company’s arrangements contain multiple elements, consisting of the various services the Company offers. Multiple element arrangements typically consist of either subscriptions to multiple online products or a subscription to the Company’s online database combined with customized services. The Company allocates arrangement consideration at the inception of an arrangement to all deliverables, if they represent a separate unit of accounting, based on their relative selling prices. A deliverable qualifies as a separate unit of accounting when the delivered element has stand-alone value to the customer. The guidance establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) if VSOE is not available, or (iii) the vendor's BESP if neither VSOE nor TPE are available. VSOE generally exists only when the Company sells the deliverable separately and is the price charged by the Company for that deliverable on a stand-alone basis. BESP reflects the Company’s estimate of what the selling price of a deliverable would be if it were sold regularly on a stand-alone basis.
The Company generally does not have VSOE for its arrangements, and TPE is generally not available because the Company’s service offerings are highly differentiated and the Company is unable to obtain reliable information on the products and pricing practices of the Company’s competitors. As such, BESP is generally used to allocate the total arrangement consideration at the arrangement inception based on each element’s relative selling price.
The Company’s process for determining BESP involves judgment based on multiple factors that may vary depending upon the unique facts and circumstances related to each product suite and deliverable. The Company determines BESP by considering external and internal factors including, but not limited to, current pricing practices, pricing concentrations such as industry, channel, customer class or geography, internal costs and market penetration of a product or service. The total arrangement consideration is allocated to each of the elements based on the relative selling price. If the BESP is determined as a range of selling prices, the mid-point of the range is used in the relative selling price method. Once the total arrangement consideration has been allocated to each deliverable based on the relative allocation of the arrangement fee, the Company commences revenue recognition for each deliverable on a stand-alone basis as the data or service is delivered. BESP is analyzed on an annual basis or more frequently if deemed likely that changes in the estimated selling prices have occurred.
For contracts that include variable revenue amounts, the related portion of variable revenue is deferred until the amounts are fixed or determinable and the Company is reasonably assured that the amounts due are collectible.
Generally, contracts are non-refundable and non-cancellable. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provisions lapse. Some customers have the right to cancel their contracts by providing a written notice of cancellation. If a customer cancels its contract, the customer is generally not entitled to a refund for prior services.
Advance payments are recorded as deferred revenue until services are delivered or obligations are met and revenue is earned. Deferred revenue represents the excess of amounts invoiced over amounts recognized as revenues. Deferred revenue to be recognized in the succeeding twelve-month period is classified as current deferred revenue and the remaining amounts are classified as non-current deferred revenue.
The Company may enter into multiple contracts with a single counterparty. The Company determines if the contracts were contemporaneous in nature and may determine, from time-to-time, that multiple contracts should be combined and accounted for as a single arrangement.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company acts as a principal or an agent in the transaction. In certain cases, the Company is considered the agent, and the Company records revenue equal to the net amount retained when the fee is earned. In these cases, costs incurred with third-party suppliers are excluded from the Company’s cost of revenues. The Company assesses whether it or the third-party supplier is the primary obligor and evaluates the terms of its customer arrangements as part of this assessment. In addition, the Company considers other key indicators such as latitude in establishing price, inventory risk, nature of services performed, discretion in supplier selection and credit risk.
The Company enters a limited number of monetary contracts that involve both the purchase and sale of services with a single counterparty. The Company assesses each contract, as it is executed, to determine if the revenue and expense should be presented gross or net. The Company currently presents expenses for these contracts net of subscription fees earned as cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.
Nonmonetary Transactions
Nonmonetary transactions represent data exchanges, which may consist of digital usage and general demographic data. The data obtained through nonmonetary transactions differs from the data provided by the Company in the exchange. A non-monetary exchange of goods can be recorded at fair value if fair value is determinable, the exchanged goods given and received would not be held for sale in the same line of the business and the exchange has commercial substance. None of the nonmonetary transactions during the years ended 2017, 2016 and 2015 met the requirements to recognize revenue or expense under ASC 845, Nonmonetary Transactions. Therefore, nonmonetary transactions are not reflected in the Consolidated Financial Statements.
Cost of Revenues
Cost of revenues consists primarily of expenses related to consumer panels, which are used to collect data on PC, tablet, smartphone and other digital devices as well as network and survey operations, custom analytics and technical support departments, which consists largely of employee related expenses including salaries, stock-based compensation and benefits. Other costs include third-party data collection costs and data center costs, including depreciation expense associated with computer equipment that supports the panels and systems. In addition, we allocate a portion of overhead costs including rent and depreciation expense generated by general purpose equipment and software.
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
Research and Development
Research and development expenses consist primarily of salaries, stock-based compensation, benefits and related costs for personnel associated with research and development activities and allocated overhead, including rent and other facilities related costs, and depreciation.
General and Administrative
General and administrative expenses consist primarily of salaries, stock-based compensation, benefits and related costs for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees, and allocated overhead, including rent and other facilities related costs, depreciation and expenses incurred for other general corporate purposes.
Investigation and Audit Related
Investigation expenses are professional fees associated with legal and forensic accounting services rendered as a result of the Audit Committee's investigation that began in the first quarter of 2016, as described in Footnote 1, Organization. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of the Company's financial statements. Also included are litigation related expenses, which include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.

Advertising Costs
Advertising costs includes expenses associated with direct marketing but does not include the cost of attendance at events or trade shows. Advertising costs, all of which are expensed as incurred, included in selling and marketing expense, totaled $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Income, Net
The following is a summary of other income, net:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Transition services agreement income from the Digital Analytix ("DAx") disposition	$11,080	$12,395	$—
Gain on forgiveness of obligation (1)	4,000	—	—
Other	125	(24)	9
Total other income, net	$15,205	$12,371	$9
(1) In September 2017, the Company and Adobe Systems Incorporated ("Adobe") agreed to terminate the Strategic Partnership Agreement and Adobe released the Company from its remaining obligation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains cash deposits with financial institutions that, from time to time, exceed applicable insurance limits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. The marketable securities, of which the Company held none as of December 31, 2017, are generally held in a single diversified short duration fixed-income mutual fund.
Stock-Based Compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards is based on the closing price of the Company’s Common Stock on the date of grant. The Company amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The determination of the fair value of the Company’s stock option awards is based on a variety of factors including, but not limited to, the Company’s Common Stock price, risk free rate, expected stock price volatility over the expected life of awards, dividend yield and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for stock-based awards at the dates of grant based on historical experience and adjusted for future expectation. The Company performs a review of the forfeiture rate assumption at least annually or as deemed necessary if there are changes that could potentially significantly impact the future rate of forfeiture of its stock-based awards. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
The Company issues restricted stock awards with restrictions that lapse upon the passage of time (service vesting), achieving performance targets, or some combination. For those restricted stock awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with performance conditions only, or both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. Stock awards that contain performance vesting conditions are excluded from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
Due to the Company’s inability to file its periodic reports with the U.S. Securities and Exchange Commission ("SEC"), the Company has been unable to use its registration statement on Form S-8 to grant equity awards to employees, including executive officers, since February 2016. Further, in March 2017, the Company's 2007 Equity Incentive Plan's ten-year term expired. The Company expects to propose a new equity incentive plan for adoption at its next annual meeting of stockholders, and to grant equity awards once that plan is adopted. As of December 31, 2017, and in accordance with the Company's compensation program for all employees and directors, the Company anticipates making equity awards having an aggregate value of $42.9 million, of which $16.9 million was accrued. These awards were recommended for employees and directors in 2016 and 2017 but were not granted as of December 31, 2017. Based on the closing bid price of the Company's Common Stock on the OTC Pink Tier on March 15, 2018, $26.29 per share, it would expect to award approximately 1,633,146 shares in connection with the equity awards known as of December 31, 2017. In addition, the Company expects to issue additional equity awards for 2017 service or otherwise. The actual number of shares issued will be based upon the prevailing trading price of the Company's Common Stock at the time the shares are actually issued. The pending or contemplated equity awards have vesting terms ranging from immediate vesting at time of grant to four-year vesting terms. The expected to vest fair value of the unvested equity awards at the grant date will amortize ratably on a straight-line basis over the requisite service period of the awards, the period from the grant date to the end of the vesting period.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"), contains several amendments that simplify the accounting for employee share-based payment transactions, including the accounting for income taxes. The new standard eliminates the accounting recognition for excess tax benefits in additional paid-in capital and the recognition of tax deficiencies either as an offset to accumulated excess tax benefits in Additional Paid-In Capital or in the income tax provision. For tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, a cumulative-effect adjustment must be recorded in retained earnings as of the beginning of the year of adoption, net of any valuation allowance required on the deferred tax asset created by the transition guidance. The Company adopted ASU 2016-09 in the first quarter of 2016 and has applied the modified retrospective approach. Early adoption of the new standard resulted in an adjustment as of January 1, 2016 to accumulated stockholders' deficit of $0.3 million related to the tax benefits of a foreign subsidiary. Beginning in 2016, all excess tax benefits and tax deficiencies are recognized in the income tax provision in the period in which they occur.
The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on the reversal of existing taxable temporary differences and projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability, the competitive environment, and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.
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
On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA made substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings through a transition tax and significant changes to the taxation of foreign earnings going forward. While these provisions are not effective until January 1, 2018 and beyond, the Company is required to recognize the effect of certain legislative changes, such as the change in tax rates, in the period the change is enacted.
In December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on how to appropriately report significant legislative changes in financial statements when the accounting for the changes has not been completed. The guidance allows companies to report a provisional amount based on a reasonable estimate of the impact in their financial statements that can be adjusted during a one-year measurement period, similar to the accounting for business combinations.
As of December 31, 2017, the Company considers accounting to be complete for the reduction in the U.S. corporate income tax rate, which resulted in an income tax benefit of $3.6 million for the re-measurement of its deferred tax liabilities associated with tax deductible goodwill and other indefinite-lived liabilities that are deemed to reverse at the lower tax rate. Absent these deferred tax liabilities, the Company is in a net U.S. deferred tax asset position that is offset by a full valuation allowance. The amount of valuation allowance required against the Company’s U.S. deferred tax assets also changed as a result of certain provisions in the TCJA, for which an income tax benefit of $4.7 million has been recorded. The Company considers the accounting to be complete for this change as well.
The TCJA includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed an earnings and profits analysis and has determined that there will be no income tax effect in the current period. As such, the preliminary accounting for this matter is generally complete.
The other significant provisions of the TCJA are not yet effective but may impact income taxes in future years. These include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or “GILTI”). The Company is still reviewing and assessing these provisions and their potential impact on its financial results.
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units and non-vested restricted stock awards are excluded and diluted loss per share is equal to basic loss per share. The weighted-average shares outstanding for Common Stock, used in per share calculations, have been adjusted to reflect share repurchases made during the years ending 2017, 2016 and 2015.
The dilutive effect of stock options, restricted stock units, and restricted stock of 2,837,872, 3,083,668 and 782,657 were not included in the computation of diluted net loss per common share for the years ended 2017, 2016 and 2015, respectively, as their effect would be anti-dilutive.
Comprehensive Loss
Comprehensive loss consists of net loss, foreign currency translation adjustments and the change in unrealized gains (losses) on investments in marketable securities.
Accounting Standards Recently Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard requires that the disposal of a component of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity's operations and financial results. The Company adopted this standard effective January 1, 2015. In January 2016, the Company executed a definitive agreement to sell or exclusively license certain assets, rights and properties primarily related to the business operations of the Company’s DAx solution, including certain exclusively DAx-related agreements with customers and certain intellectual property. This disposition did not meet the definition of a strategic shift as defined in ASU 2014-08 and as a result was not presented as discontinued operations.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The new guidance is effective for annual periods and interim periods within those annual periods ending after December 15, 2016. The Company adopted this standard effective January 1, 2016 and it did not have an effect on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. When a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The Company adopted this standard effective January 1, 2016. The impact of adoption of this ASU resulted in a total of $8.8 million for certain software license arrangements that would have been classified as property and equipment to instead be reflected as an intangible asset, acquired software, in the Consolidated Balance Sheets. In addition, these obligations are reflected in Other Liabilities in the Consolidated Balance Sheets.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance to require deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The Company has elected to apply ASU 2015-17 retrospectively to all deferred tax assets and liabilities for all periods presented.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in the first quarter of 2016, which has been applied using a modified retrospective approach. There was no significant change to retained earnings with respect to excess tax benefits, as a result of the Company's valuation allowance on its deferred tax assets. During

2016, the Company recognized an increase to accumulated deficit of $0.3 million. With the early adoption of ASU 2016-09, the Company elected to present the Consolidated Statements of Cash Flows on a prospective transition method and no prior periods have been adjusted. The Company elected to continue an entity-wide accounting policy election to estimate the number of awards that are expected to vest.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective transition basis. Early adoption is permitted, including adoption in an interim period as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The Company adopted this ASU, effective January 1, 2016. As the Company did not have restricted cash prior to January 1, 2016, there was no effect following adoption of this ASU on any prior period financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"). The new standard will supersede the existing revenue recognition requirements under U.S. GAAP and will require entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. It also will require increased disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.
The new standard allows two methods of adoption: i) full retrospective method and ii) modified retrospective method. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method, and will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted.
The Company is currently implementing the new standard and, to that end, comScore has established a project manager as well as a cross-functional implementation team consisting of representatives from across all of the Company’s business units as well as external consultants. The Company has completed the assessment and design phases for all business units and is currently in the implementation phase. The Company is on schedule in establishing new accounting policies, implementing process changes and internal controls necessary to support the requirements of the new standard which was adopted as of January 1, 2018.
The Company further expects other policies to be impacted as follows:

•
Under the Company's current commission plan, the Company expects costs to obtain a contract (generally commissions) to qualify for the practical expedient allowing such costs to be expensed as incurred, consistent with the Company's current policy. This conclusion could change in the future if the Company's underlying commission plans change.

•
Certain fulfillment costs may meet the criteria for capitalization as they relate directly to a contract, generate or enhance a resource being used in satisfying the Company's performance obligation, and are expected to be recovered.

Based on currently available information, management does not expect that the adoption of ASC 606 will have a material impact on the Company's financial statements except for the required financial statement disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires, among other things, a lessee to recognize a right-of-use asset representing an entity's right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to existing guidance for operating leases today. This new guidance supersedes all prior guidance. The guidance is effective for interim and fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to reduce the diversity in practice related to the classification of certain cash receipts and cash payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. For public business companies, ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this standard should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is evaluating the impact to its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is evaluating the impact to its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation - Stock Compensation. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact to its Consolidated Financial Statements.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity; Derivatives and Hedging. This update was issued to address complexities in accounting for certain equity-linked financial instruments containing down round features. The amendment changes the classification analysis of these financial instruments (or embedded features) so that equity classification is no longer precluded. The amendments in ASU 2017-11 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact to its Consolidated Financial Statements.
Other new pronouncements issued but not effective until after December 31, 2017, are not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.	Business Combinations and Acquisitions
Rentrak Merger
On January 29, 2016, the Company completed a merger (the "Merger") with Rentrak for total consideration of $753.4 million. Pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 29, 2015, Rum Acquisition Corporation, an Oregon corporation and a wholly-owned subsidiary of the Company, merged with and into Rentrak with Rentrak surviving the Merger as a wholly-owned subsidiary of the Company. The key economic drivers underlying the Merger include Rentrak’s complementary proprietary technology and services in the television market, the ability to combine the Company’s digital information with Rentrak’s television information to provide cross-media products and services, as well as the opportunities to cross-sell to each other’s customer base.
As a result of the Merger, each share of Rentrak common stock, par value $0.001 per share, that was outstanding prior to the effective time of the Merger (the "Effective Time") was converted into the right to receive 1.15 shares of Common Stock, par value $0.001 per share. No fractional shares of Common Stock were issued in the Merger, and holders of shares of Rentrak common stock received cash in lieu of any fractional shares. At the Effective Time, the Company assumed all restricted stock units ("RSUs") representing the right to receive shares of Rentrak common stock (each an "Assumed Unit") that were outstanding immediately prior to the Effective Time. Each Assumed Unit was converted into 1.15 RSUs of the Company, each such RSU representing the right to receive one share of Common Stock. Each Assumed Unit is otherwise subject to the same terms and conditions (including as to vesting and issuance) as were applicable under the respective Rentrak RSU immediately prior to the Effective Time.
A portion of the outstanding Rentrak equity awards vested simultaneously with the closing of the Merger based upon certain change-in-control provisions that had been recently added to the applicable award terms, and as a result, the Company recorded stock-based compensation expense of $21.9 million immediately following the Merger. Also at the Effective Time, the Company assumed outstanding options and outstanding stock appreciation rights ("SAR") to purchase shares of Rentrak common stock, including options/SARs held by the Rentrak directors and executive officers. These options/SARs were automatically converted into 1.15 options/SARs to purchase the number of shares of Common Stock of the Company, with such product rounded down to the nearest whole share of Common Stock. The as-converted exercise price per share for each assumed Rentrak option/SAR is equal to the exercise/base price per share of the Rentrak option/SAR divided by 1.15, with such quotient rounded up to the nearest whole cent.
Each assumed Rentrak option/SAR is otherwise subject to the same terms and conditions (including vesting and exercisability) as were applicable under the respective Rentrak option/SAR immediately prior to the Effective Time.

The total consideration paid by the Company related to the Merger was $753.4 million. A summary of the consideration is as follows:

(in thousands except for share and per share amounts):	Total Consideration
Total Common Stock shares issued upon consummation of the Merger	17,963,677
Share price of Common Stock upon consummation of the Merger	$39.65
Fair value of Common Stock shares issued upon consummation of the Merger	$712,260
Fair value of vested Rentrak RSUs, stock options and SAR assumed	39,111
Fair value of unvested Rentrak stock options assumed	1,077
Fair value of unvested Rentrak RSUs assumed	962
Cash paid in lieu of fractional shares	8
Total purchase consideration	$753,418
The Company engaged an independent valuation firm to provide information regarding the fair value of certain of the assets being acquired and liabilities assumed. The fair value of the definite-lived intangible assets acquired was determined based upon a forecast of the economic benefits of the Merger using discount rates appropriate to the specific assets acquired and liabilities assumed, ranging from 4.1% - 8.0%.
A summary of the total purchase consideration for Rentrak to the estimated relative fair value of the assets and liabilities as of the date of acquisition is as follows:

(In thousands)	Fair Value
Cash and cash equivalents	$37,086
Marketable securities	30,431
Accounts receivable	21,931
Other current assets	3,135
Property and equipment	9,190
Goodwill	510,229
Definite-lived intangible assets	170,283
Other assets	5,355
Subscription Receivable	14,475
Deferred revenue	(7,780)
Accounts payable and accrued expenses	(32,640)
Deferred tax liabilities	(7,247)
Other liabilities	(1,030)
Total purchase consideration	$753,418
The goodwill and intangible assets recorded as a result of this acquisition are not deductible for income tax purposes. The goodwill represents the residual amount of the total purchase price after determining the fair value for the net assets and identifiable intangible assets acquired. The goodwill includes the value of the Rentrak workforce, the expected cost synergies to be realized by the Company following the Merger as well the opportunity to combine the Company’s digital information with Rentrak’s television information to provide cross-media products and services and the opportunities to sell Rentrak products to the Company's customer base.
Included in the assets acquired were two contracts with wholly owned subsidiaries of WPP plc ("WPP"), reflected in the opening balance sheet as Subscription Receivable at the net present value of $4.2 million and $10.3 million, respectively, and following the consummation of the Merger were classified as contra equity within additional paid-in capital on the Company's Consolidated Statements of Stockholders' Equity. As cash is received on the Subscription Receivable, the Subscription Receivable is reduced by the amount of cash received and results in an increase to additional paid-in capital. The Company anticipates that as of December 31, 2018, all cash will be received on these contracts. In addition, the Company recognized interest income related to these agreements during the years ended 2017 and 2016 of $0.4 million and $0.5 million, respectively.

The following table outlines the fair value of the definite-lived intangible assets and the useful life for each type of intangible asset acquired. The intangible assets are amortized using a straight-line method over the respective useful life of the intangible asset.

(In thousands)	Fair Value	Useful Lives (Years)
Customer relationships	$29,000	7
Acquired methodologies/technology	139,883	7
Other	1,400	6 - 8
	$170,283
The Company determined the fair value of Rentrak's customer relationships using a "costs to recreate" and "lost-profits" methodology of the cost approach and includes customers from both television and movie industries. The Company determined the fair value of the acquired methodologies/technology using a forecast of after-tax cash flows attributable to the methodologies and technology. These developed platforms include a proprietary analytics platform, which processes and repackages television viewership data, and an additional platform that has the ability to capture and report expected and actual box office results based on hundreds of millions of movie-going transactions per year. Key assumptions made in these forecasts include a sustained market advantage over the Company's competitors, continuation of customer acquisitions, and price increases as customers receive greater utility from the Company's products and services.
The Company incurred professional fees directly attributable to the Merger, primarily consisting of legal and investment banker fees totaling $8.5 million and $4.6 million for 2016 and 2015, respectively. These fees are reflected in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
The financial results of Rentrak were included in the Company's Consolidated Financial Statements from the date of acquisition, January 29, 2016. For the year ended December 31, 2016, Rentrak contributed revenues of $110.4 million and a loss before income tax provision of $53.1 million. This loss includes $21.9 million in stock-based compensation recognized immediately following the consummation of the Merger.
The unaudited pro forma summary presented in the table below displays consolidated information of the Company as if the Merger had occurred on January 1, 2015 for all periods presented. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results that would have occurred had the Merger taken place on January 1, 2015, nor is it necessarily indicative of future results. No effect has been given to cost reductions or operating synergies relating to the integration of Rentrak into the Company's operations. In addition, there is no tax adjustment necessary for the pro forma adjustments as a result of the Company's tax valuation allowance position. For the year ended December 31, 2016, the results of Rentrak operations for the period subsequent to the Merger are included in the "As reported" column for the period January 29, 2016 through December 31, 2016.

	Year Ended December 31, 2016
(Amounts in thousands, except share and per share amounts)	As reported	Pro forma adjustment		Pro forma
Revenues	$399,460	$8,116	(1)	$407,576
Operating expenses	531,302	(18,872)	(2)	512,430
Net (loss) income	(117,173)	26,988		(90,185)

Basic net loss per common share	$(2.10)			$(1.58)
Diluted net loss per common share	(2.10)			(1.58)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	55,728,090	1,450,301	(3)	57,178,391
Diluted	55,728,090	1,450,301	(3)	57,178,391
(1) The Rentrak pro forma adjustment for revenue for the year ended December 31, 2016 relates to the unaudited results of Rentrak for the period January 1, 2016 through January 28, 2016.
(2) The Rentrak pro forma adjustments for operating expenses for the year ended December 31, 2016 consist of the following:

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
$(18,872)
(3) The comScore pro forma adjustment to the weighted-average number of shares used in the basic and diluted per share calculations is to show the effect of the Common Stock issued upon consummation of the Merger as if the Merger occurred on January 1, 2015 instead of January 29, 2016.

	Year Ended December 31, 2015
(Amounts in thousands, except share and per share amounts)	As reported	Pro forma adjustment		Pro forma
Revenues	$270,803	$108,854	(4)	$379,657
Operating expenses	345,898	178,222	(5)	524,120
Net loss	(78,222)	(69,368)		(147,590)

Basic net loss per common share	$(2.07)			$(2.63)
Diluted net loss per common share	(2.07)			(2.63)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	37,879,091	18,303,796	(6)	56,182,887
Diluted	37,879,091	18,303,796	(6)	56,182,887
(4) The Rentrak pro forma adjustment for revenue for the year ended December 31, 2015 relates to the unaudited results of Rentrak for the year ended December 31, 2015, excluding the revenue and operating expenses associated with Rentrak's discontinued operations.
(5) The Rentrak pro forma adjustments for operating expenses the year ended December 31, 2015 consist of the following:

Unaudited results for the year ended December 31, 2015	$124,926
Additional amortization of acquired Rentrak intangibles for the year ended December 31, 2015	22,924
One-time stock-based compensation expense associated with accelerated equity awards upon consummation of the Merger	21,866
Transaction fees	8,506
$178,222
(6) The comScore pro forma adjustment to the weighted-average number of shares used in the basic and diluted per share calculations is attributable to the unaudited weighted-average shares of Rentrak common stock for the year ended December 31, 2015, adjusted based on the conversion ratio of 1.15 applied to each Rentrak share which converted into Common Stock as stipulated upon consummation of the Merger.
Acquisition of Compete
On April 28, 2016, the Company closed an asset purchase agreement to acquire certain assets of Compete, Inc. ("Compete"), a wholly-owned subsidiary of WPP, a related party to the Company at the time of the acquisition. The Compete assets were acquired for $27.3 million in cash, net of a working capital adjustment of $1.4 million. The Company acquired the Compete assets to expand its presence in certain verticals, such as the auto industry and financial services, with improved solution offerings regarding digital performance, including robust path to purchase, advertising impact analysis and shopping configuration analysis. The Company entered into an agreement for Compete to provide transition services, including engineering, financial, human resources, business contract support, marketing and training services to the Company through December 31, 2016. The Company determined that the acquired assets from Compete were not significant under applicable accounting requirements and therefore has not included pro forma adjustments pursuant to ASC 805.
The Company engaged an independent valuation firm to provide information regarding the fair value of the assets being acquired and liabilities assumed.
Total purchase consideration for the Compete assets to the relative estimated fair value of the assets and liabilities as of the date of acquisition is as follows:

(In thousands)	Fair Value
Accounts receivable and other	$2,162
Definite-lived intangible assets	6,400
Goodwill	21,466
Deferred revenue	(2,700)
Total purchase price	$27,328

The acquisition of the Compete assets resulted in goodwill of $21.5 million, the majority of which is deductible for tax purposes. This represents the residual amount of the total purchase price after determining the fair value for the net assets and identifiable intangible assets acquired. The goodwill represents expected cost synergies to be realized by the Company following the purchase and the transfer of Compete’s sales and service staff and the migration of customers from the Compete panel and technology platform.
The following table outlines the fair value of the definite-lived intangible assets and the useful life for each type of intangible asset acquired. The intangible assets are amortized using a straight-line method over the respective useful life of the asset.

(In thousands)	Fair Value	Useful Lives (Years)
Customer relationships	$5,000	5
Acquired methodologies/technology	1,400	2
	$6,400
The fair value of definite-lived intangible assets above was determined by an independent third-party valuation firm utilizing a discounted cash flow method of the Company’s estimated future revenues of the acquired business. The discounted cash flow model utilized a discount rate of 19.0%.
During 2016, the Company recognized revenue of approximately $10.9 million attributable to the Compete assets acquisition and incurred $11.8 million in expenses associated with the transition services agreement with Compete. As of December 31, 2016, the Company was owed $3.7 million from Compete associated with billing and collections that were to be remitted to the Company from the acquired customer contracts. The amounts due from Compete are included in total related party accounts receivable on the Consolidated Balance Sheets. The amounts due were received during the year ended 2017. The Company incurred professional fees directly attributable to the acquisition, primarily consisting of legal and investment banker fees totaling $0.4 million for 2016. These fees are reflected in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Acquisition of Proximic
On April 22, 2015, the Company entered into an agreement and plan of merger to acquire all of the outstanding capital stock of Proximic, Inc. ("Proximic") for $9.5 million in cash. The Company acquired Proximic to enhance brand safety and content categorization capabilities across the Company's product offerings.
The acquisition of Proximic resulted in goodwill of $5.2 million, none of which is deductible for tax purposes. This amount represents the residual amount of the total purchase price after determining the fair value for net assets and identifiable intangible assets acquired. The Company determined that the acquired assets from Proximic were not significant under applicable accounting requirements and therefore has not included pro forma adjustments pursuant to ASC 805.
A summary of the total purchase consideration for Proximic to the relative estimated fair value of the assets and liabilities as of the date of acquisition is as follows:

(In thousands)	Fair Value
Net tangible assets acquired	$44
Definite-lived intangible assets acquired	4,290
Goodwill	5,166
Total purchase price, net of cash acquired	$9,500
The acquisition of the Proximic resulted in goodwill of $5.2 million. This represents the residual amount of the total purchase price after determining the fair value for the net assets and identifiable intangible assets acquired. The goodwill represents expected ability to enhance brand safety and content categorization across the Company's product offerings and the integration of the acquired workforce.
The following table outlines the fair value of the definite-lived intangible assets and the useful life for each type of intangible asset acquired. The intangible assets are amortized using a straight-line method over the respective useful life of the intangible asset.

(In thousands)	Fair Value	Useful Lives (Years)
Trade names	$190	1.5
Customer relationships	1,700	5
Acquired methodologies/technology	2,400	3
	$4,290

WPP Related Transactions
During the first quarter of 2015, comScore and WPP entered into a series of agreements whereby WPP would become a beneficial owner of a minimum of 15% of Company's then outstanding Common Stock, the Company and WPP would form a strategic alliance for the development and delivery of cross-media audience measurement for certain areas outside of the U.S., comScore would purchase WPP’s Nordic Internet Audience Measurement (“IAM”) business (collectively, the "WPP Capital Transactions") and WPP’s subsidiary, GroupM Worldwide ("GroupM"), would enter into a five-year agreement (the "GroupM Arrangement"), with minimum annual commitments ("Subscription Receivable"). The transactions closed on April 1, 2015, and because they were entered into simultaneously, they have been considered as contemporaneous for accounting purposes.
The total consideration related to the WPP Capital Transactions and GroupM Arrangement was less than the market value of the Company's Common Stock issued. This difference is characterized as vendor consideration and as such it is accounted for as a reduction of revenue upon the closing of the WPP Capital Transactions. Previous revenue transactions and future revenue transactions with WPP and its affiliates are expected to exceed the vendor consideration in this transaction. A summary of these WPP related transactions are as follows.

(In millions)
Fair value of assets received:
Cash	$204.7
Strategic Alliance asset	30.1
IAM business	8.5
Total assets received	243.3

Increase to stockholders' equity for the WPP Capital Transactions
Market value of Common Stock issued to WPP on issuance date (April 1, 2015)	310.8
Subscription Receivable	(19.2)
Total increase to stockholders' equity	291.6
Vendor consideration provided to WPP (reduction in revenue)	$(48.3)

•	The Company agreed to acquire all of the outstanding common stock of WPP's IAM business in Norway, Sweden and Finland.

•
The Company entered into a Strategic Alliance Agreement ("Strategic Alliance") in which WPP and the Company agreed to collaborate on the cross-media audience and campaign measurement (“CMAM”) business for certain areas outside the U.S. for an initial ten-year term. Under the terms of the Strategic Alliance, the parties agreed to jointly develop and market CMAM, leveraging the digital assets of comScore and the television assets and global footprint of WPP.

•	WPP agreed to conduct a tender offer for shares of its Common Stock from existing stockholders at an offered price of $46.13 per share.

•
If the shares issued and the shares WPP acquired in the tender offer together represented less than 15% of the Company's then outstanding Common Stock, the Company agreed to sell to WPP, at a price of $46.13 per share, such newly issued shares that would cause WPP’s aggregate holdings to equal 15% of its then outstanding Common Stock.

On April 1, 2015:

•
The Company closed the acquisition of the IAM business and the Strategic Alliance and issued 1,605,330 shares of its Common Stock from treasury, which represented 4.45% of the then outstanding of the Company's Common Stock; and

•
The Company sold to WPP 4,438,353 newly issued shares of Common Stock for an aggregate purchase price of $204.7 million. After this issuance and including shares acquired by WPP via the tender offer, WPP held 15% of the Company's outstanding shares of Common Stock.

•	The closing Common Stock share price was $51.42, resulting in a total value of shares of Common Stock held by WPP of $310.8 million.

•	Stock issuance costs of $3.9 million were offset against the consideration received. As of April 1, 2015, WPP's aggregate holdings totaled 15% of the Company's Common Stock.

Strategic Alliance Agreement
On February 11, 2015, the Company and WPP agreed to enter into a Strategic Alliance whereby the two companies would join their respective strengths in digital audience measurement and television audience measurement to create and deliver CMAM to certain markets outside of the United States. Under the terms of the Strategic Alliance, the parties agreed to jointly develop and market CMAM, leveraging the digital assets of the Company and the television assets and global footprint of WPP. Based on the relative commercial value of television vs. digital offerings and WPP's position as the primary or only provider in the relevant markets, the Company determined it was receiving the greater economic benefit of the Strategic Alliance. The Company and its independent valuation consultants determined the fair value of the Strategic Alliance to be $30.1 million, using a discounted cash flow model. The valuation was based on a forecast of the economic benefits from developing and delivering cross-media audience measurement outside the U.S., utilized a discount rate of 14.5% and included certain assumptions regarding the Company's ability to successfully complete product and service offerings, penetration into geographic markets, and the likelihood of the Strategic Alliance renewing. The Strategic Alliance was recorded as a definite-lived intangible asset that will be amortized over the ten-year life of the agreement.
IAM Business
Also on February 11, 2015, the Company agreed to purchase WPP's IAM business for $8.5 million. The IAM business covered WPP’s digital operations in Norway, Sweden and Finland. The net tangible assets acquired were $0.2 million, the definite-lived intangible assets totaled $3.0 million and goodwill of $5.3 million was recorded at acquisition. The goodwill is deductible for income tax purposes. Goodwill represents the residual of the fair value of the business after allocation of net assets and identifiable intangible assets acquired.
The following table outlines the fair value of the definite-lived intangible assets and the useful life for each type of intangible asset acquired. The fair value of definite-lived intangible assets below was determined by an independent third-party valuation firm utilizing a discounted cash flow method of the Company’s estimated future revenues of the acquired business. The intangible assets are amortized using a straight-line method over the respective useful life of the intangible asset.

(In thousands)	Fair Value	Useful Lives (Years)
Trade names	$370	6
Panel	1,580	2
Intellectual property	840	2
Customer relationships	200	7
	$2,990
GroupM Arrangement
On March 30, 2015, the Company and GroupM, a subsidiary of WPP, entered into a Subscription Receivable agreement in which GroupM agreed to a minimum commitment of $20.9 million over five years. GroupM is an affiliate of WPP, a related party, and the Company has determined that the negotiations and execution of this agreement happened concurrently with the WPP Capital Transactions and concluded these transactions should have been considered, for accounting purposes, as contemporaneous. The present value of the cash payments, using a 4.0% discount rate, was $(19.2) million. The Company classified the Subscription Receivable from GroupM of $(19.2) million, as contra equity within additional paid-in capital on its Consolidated Statements of Stockholders' Equity. As cash is received on the contract, the Subscription Receivable is reduced by the amount of cash received, and results in an increase to additional paid-in-capital. The Company expects to collect the remaining Subscription Receivable in 2018. The Company recognized interest income related to this receivable during the years ended 2017, 2016 and 2015 of $0.3 million, $0.6 million and $0.6 million, respectively.

4.	Asset Dispositions
Disposition of Digital Analytix and Adobe Strategic Partnership Agreement
On November 5, 2015, the Company executed a definitive agreement to sell and exclusively license certain assets, rights and properties primarily related to the business operations of the Company’s DAx solution, including certain exclusively DAx-related agreements with customers and certain intellectual property (the “Disposed Assets”) to Adobe. On January 21, 2016, the sale was completed and in consideration for the Disposed Assets, Adobe paid $45.0 million in cash to the Company and provided the Company a license agreement (the "Holdback License") valued at $2.0 million. The Holdback License allowed the Company to service, for one-year, certain non-DAx customers using the proprietary technology sold to Adobe as the Company developed an alternative platform.

On February 10, 2016, the Company and Adobe signed an agreement referred to as a Strategic Partnership Agreement ("SPA"). The Company has determined that the SPA represents a contemporaneous agreement with the DAx disposition through which no value would be obtained by the Company. As a result, the Company has accounted for this agreement as part of the sale of the DAx business rather than as a separate executory contract. As part of the SPA, the Company agreed to pay Adobe $8.0 million, in three installments. The initial payment of $4.0 million was made upon execution of the SPA and the remaining two payments were to be due on the first and second anniversary dates of the SPA. The SPA was recorded as a liability at the closing of the SPA and reduced the gain on the DAx disposition.
The Company agreed to continue to employ certain personnel needed to operate the Disposed Assets and to provide support to Adobe pursuant to a transition services agreement ("TSA") for a three-year term. The Company’s expenses related to the TSA are recorded as general and administrative expenses as incurred and Adobe's payment of these costs is reflected in other income in the same period as the expenses are incurred. Pursuant to the TSA, the Company recognized in other income $11.1 million and $12.4 million for the years ended 2017 and 2016, respectively.
In September 2017, the Company and Adobe agreed to terminate the SPA and Adobe released the Company from its remaining $4.0 million obligation. The Company agreed to pay $2.0 million to Adobe to extend the term of the Holdback License through December 31, 2017. For the year ended December 31, 2017, the relief from the obligations is reflected in other income.
The following table summarizes the gain on disposition for the year ended December 31, 2016:

(In thousands)	Allocated Value
Consideration received:
Cash received	$45,000
Holdback License	2,000
Consideration received	$47,000

Carrying value of net assets disposed:
Relief from customer obligations	$(10,232)
Accounts receivable, net	7,698
Intangible assets, net	3,415
Goodwill	2,642
Net assets disposed	3,523

SPA installment payments	(8,000)
Transaction fees	(2,020)
Gain on disposition	$33,457

Disposition of CSWS
On May 11, 2015, the Company entered into an arrangement with K2HS Analytix, LLC (the "Buyer") whereby the Buyer assumed certain liabilities related to the Company’s mobile operator analytics businesses ("CSWS") and the Buyer was entitled to any customer balances collected in 2015. The Company recorded a loss on the disposition of $4.7 million, as follows:

(In thousands)	Allocated Value
Relief from certain customer obligations	$3,551
Carrying value of net assets disposed	(5,687)
(2,136)
Cash paid to Buyer for disposition of business	(2,535)
Loss on disposition	$(4,671)

5.	Marketable Securities
Marketable securities, all of which are classified as "available-for-sale", consisted of the following:

	December 31,
(In thousands)	2017	2016
Amortized cost	$—	$28,224
Gross unrealized holding gains	—	188
Fair value	$—	$28,412
As of December 31, 2016, the Company's marketable securities consisted of a fixed-income mutual fund with an average maturity of less than one year. As of December 31, 2017, the Company did not have any remaining investment in marketable securities.

6.	Fair Value Measurements
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying Consolidated Balance Sheets on a recurring basis consist of the following:

	December 31, 2017	December 31, 2016
(In thousands)	Level 1	Level 1
Money market funds (1)	$860	$9,475
Marketable securities:
Fixed-income mutual fund (2)	$—	$28,412
(1) Level 1 cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair value of the Company's marketable securities is determined based on a quoted market price. As of December 31, 2017, the Company did not have any remaining investment in marketable securities.

The Company does not currently have any assets or liabilities that are measured at fair value on a recurring basis other than money market funds and marketable securities. Due to their short-term nature, the carrying amounts reported approximate the fair value for accounts receivable, accounts payable and accrued expenses. The carrying value of its capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2). There were no changes to the Company's valuation methodologies during 2017 or 2016. As of December 31, 2017, the Company's investment in marketable securities was liquidated.

7.	Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31,
(In thousands)	2017	2016
Computer equipment (including capital leases of $77,606 and $78,113, respectively)	$106,433	$100,322
Computer software (including internal-use software of $2,323 and $2,323, respectively)	8,061	8,192
Office equipment and furniture	5,478	5,877
Automobiles (including capital leases of $838 and $810, respectively)	838	810
Leasehold improvements	15,036	18,061
Total (including capital leases of $78,444 and $78,923, respectively)	135,846	133,262
Less: accumulated depreciation and amortization (including capital leases of $70,530 and $58,874, respectively)	(106,953)	(91,261)
	$28,893	$42,001
For 2017, 2016 and 2015, depreciation expense was $23.3 million, $25.4 million and $22.6 million, respectively.

8.	Goodwill and Intangible Assets
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of January 1, 2016	$109,221
Disposition of DAx (1)	(310)
Rentrak Merger	510,229
Acquisition of Compete assets	21,466
Translation adjustments	(709)
Balance as of December 31, 2016	$639,897
Translation adjustments	2,527
Balance as of December 31, 2017	$642,424
(1) As of December 31, 2015, the Company classified the DAx assets and liabilities as held for sale. The change in goodwill noted in the table above represents the increase in allocated goodwill from the estimate made as of December 31, 2015 compared to the amount of goodwill determined to be directly attributable to the disposition in the first quarter of 2016.

The carrying values of the Company’s amortizable acquired intangible assets are as follows:

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$148,404	$(46,095)	$102,309	$148,363	$(24,426)	$123,937
Strategic alliance	30,100	(8,270)	21,830	30,100	(5,263)	24,837
Customer relationships	40,259	(14,954)	25,305	40,140	(9,331)	30,809
Intellectual property	14,377	(10,953)	3,424	14,360	(9,300)	5,060
Panel	3,134	(3,134)	—	3,094	(2,895)	199
Trade names	790	(589)	201	781	(518)	263
Acquired software	9,251	(2,949)	6,302	8,820	(966)	7,854
Other	600	(194)	406	1,400	(191)	1,209
	$246,915	$(87,138)	$159,777	$247,058	$(52,890)	$194,168
Amortization expense related to intangible assets was $34.8 million, $31.9 million and $8.6 million for 2017, 2016 and 2015, respectively. There were no impairment charges recognized during 2017, 2016 or 2015.

The weighted-average remaining amortization period by major asset class as of December 31, 2017 is as follows:

(In years)
Acquired methodologies/technology	4.4
Strategic alliance	7.3
Customer relationships	4.6
Intellectual property	5.7
Trade names	3.2
Acquired software	2.3
Other	3.3
The estimated future amortization of acquired intangible assets is as follows:

(In thousands)
2018	$33,365
2019	31,304
2020	29,975
2021	28,048
2022	27,577
Thereafter	9,508
$159,777

9.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
(In thousands)	2017	2016
Payroll and payroll-related	$20,821	$20,042
Expected retention awards (1)	16,947	—
Accrued data costs	14,445	8,473
Professional fees	14,456	13,780
Restructuring	9,184	—
Amounts due to Adobe	5,395	2,668
Other	4,783	7,944
	$86,031	$52,907
(1) Amount accrued as of December 31, 2017, is comprised of an accrued stock-based retention program that, in the event of employee departure prior to issuance of Common Stock, will be settled in cash.

10.	Long-term Debt and Other Financing Arrangements
Capital Leases
The Company had a lease financing arrangement with Banc of America Leasing & Capital, LLC ("BALC") in the amount of $10.0 million, which expired on May 15, 2016 and was not renewed or replaced. As a result, the Company no longer has the ability to finance new software, hardware and other computer equipment leases under this arrangement. On June 19, 2017, the Company entered into a pledge agreement ("Pledge Agreement") with BALC related to cash collateralization of its outstanding capital lease obligations. The Company pays its monthly lease obligations directly from the collateralized assets. As of December 31, 2017, the Company has $3.0 million in restricted cash collateralizing these obligations. Future minimum payments under capital leases with initial terms of one year or more were as follows:

(In thousands)
2018	$6,525
2019	1,912
2020	120
2021	36
2022	10
Total minimum lease payments	8,603
Less amount representing interest	252
Present value of net minimum lease payments	8,351
Less current portion	6,248
Capital lease obligations, long-term	$2,103
During 2017, the Company acquired no computer hardware and software through the issuance of capital leases. During 2016 and 2015, the Company acquired $5.9 million and $22.2 million, respectively, in computer hardware and software through the issuance of capital leases. During 2017, 2016 and 2015, the Company acquired $0.2 million, $0.1 million and $0.3 million, respectively, in automobiles through the issuance of capital leases. Assets acquired under the equipment leases secure the obligations. This non-cash investing activity has been excluded from the Consolidated Statements of Cash Flows, as it pertains to the purchase of property and equipment.
Software License Arrangements
The Company has obligations for certain software license arrangements. These obligations are reflected in Other Liabilities in the Consolidated Balance Sheets. Future minimum payments under these software license arrangements with initial terms of one year or more were as follows:

(In thousands)
2018	$3,158
2019	1,843
Total minimum payments	5,001
Less amount representing interest	190
Present value of net minimum payments	4,811
Less current portion	2,997
Software license arrangements, long-term	$1,814
During 2016, the Company incurred $8.8 million in obligations through these software license arrangements and none in 2017 or 2015.

Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks. Bank of America, N.A. was the administrative agent and lead lender of this revolving credit facility. The Credit Agreement provided for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date of the Credit Agreement was September 26, 2018.  The Credit Agreement also contained an expansion option permitting the Company to request an increase of the credit facility up to an aggregate additional $50.0 million, subject to certain conditions. Borrowings under the revolving credit facility were to be used towards working capital and other general corporate purposes as well as for the issuance of letters of credit.
Due to the Company's delay in filing its periodic reports, the Company was restricted from borrowing under the Credit Agreement. The Company entered into various waiver and amendment agreements during the period of non-compliance with its filings. Significant amendments to the Credit Agreement were as follows:

•
On August 19, 2016, the Company agreed to pay a fee to the lenders equal to 0.15% of the revolving credit facility commitments. In addition, the parties agreed to reduce the letter of credit sublimit under the Credit Agreement from $10.0 million to $4.8 million.

•	On June 30, 2017, the Company agreed to pay an additional fee to the lenders equal to 0.15% of the revolving credit facility commitments.

•
On September 29, 2017, the parties agreed to further reduce the revolving commitment amount from $100.0 million to $3.6 million, equal to the amount of outstanding letters of credit. The commitment would be further reduced to zero as the letters of credit mature. The facility was to expire the earlier of September 26, 2018 or the date the letter of credit commitments is equal to zero.

The Company maintains letters of credit in lieu of security deposits with respect to certain office leases as well as to satisfy performance guarantees under certain contracts. As of December 31, 2017, $3.5 million in letters of credit were outstanding, all of which had been cash collateralized by the Company.
As of December 31, 2017, the Company did not have an outstanding balance under the revolving credit facility due to the borrowing restrictions placed on the Company in the waiver and amendment agreements.
On January 11, 2018, the Company voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America N.A., as administrative agent, and other lenders. At the time of termination of the Credit Agreement, the $3.5 million in letters of credit remained outstanding, and are cash collateralized.

11.	Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable operating leases for office facilities and equipment. The leases require us to pay taxes, insurance and ordinary repairs and maintenance. These leases generally provide for renewal options and escalation increases. Future minimum payments under non-cancellable lease agreements with initial terms of one year or more were as follows:

(In thousands)
2018	$15,190
2019	13,490
2020	13,618
2021	12,863
2022	8,402
Thereafter	16,294
Total minimum lease payments	$79,857
These leases require the Company to pay taxes, insurance and repairs and maintenance. Rent expense, under non-cancellable operating leases, was $16.6 million, $14.4 million and $10.6 million for the years ended 2017, 2016 and 2015, respectively. Rent expense was net of sub-lease income of $0.1 million, $0.3 million and $0.4 million, respectively.

Unconditional Purchase Obligations
The Company is obligated under certain unconditional agreements with network operators. The future fixed and determinable payments under these agreements with initial terms of one year or more were as follows:

(In thousands)
2018	$19,330
2019	24,434
2020	24,971
2021	6,880
2022	1,542
Total	$77,157
Contingencies
LEGAL PROCEEDINGS
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
Proposed Derivative Litigation Settlement. On September 10, 2017 the Company, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, the Company would receive a $10.0 million cash payment, funded by the Company’s insurer. Pursuant to this proposed settlement, the Company has agreed, subject to court approval, to contribute $8.0 million in comScore Common Stock toward the payment of attorneys’ fees. The Company has also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. On January 31, 2018, the parties entered into a Stipulation of Settlement and the plaintiffs filed a motion for preliminary approval of the settlement on February 2, 2018. The Court held a hearing on the plaintiffs' motion for preliminary approval on February 14, 2018, indicated that it would grant preliminary approval with minor modifications to the proposed notice of settlement and scheduled a hearing to determine whether to finally approve settlement on June 7, 2018. On February 23, 2018, the Court entered an order preliminarily approving the proposed settlement. As of December 31, 2017, the Company reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers. For 2017, $2.0 million was recorded as a reduction to investigation and audit related expenses on the Company's Consolidated Statements of Operations and Comprehensive Loss.

Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of the Company's current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in the Company's registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants are liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On April 24, 2017, all defendants filed motions to dismiss. After the motion was fully briefed and after a hearing, the Court denied all motions to dismiss on August 4, 2017. The parties are currently engaged in discovery, and on September 25, 2017, the Hulme plaintiff moved to certify the class. The Company filed its opposition to the Hulme plaintiff’s motion to certify the class on November 9, 2017. The Court held a hearing on the motion on December 5, 2017, and at that hearing, the Court deferred ruling on the motion until February 14, 2018 pending the proposed settlement in the Fresno County Employees’ Retirement Association case (“Fresno County”, described below). On February 14, 2018, following a hearing, the Court granted class certification only as to EY and deferred ruling on class certification as to all other defendants, pending the final approval hearing in Fresno County scheduled for June 7, 2018. The outcome of this matter is unknown but the Company does not believe a material loss was probable or estimable as of December 31, 2017 or 2016.
Federal Securities Class Action Litigation
Also in October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against the Company, certain of the Company's current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed a second consolidated amended class action complaint, which alleged that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in the Company and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. The Company and the individual defendants filed motions to dismiss, the court held oral argument on those motions on July 14, 2017, however, on July 28, 2017, the court denied those motions. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against the Company. All of the $27.2 million in cash would be funded by the Company's insurers. The Company has the option to fund all or a portion of the $82.8 million with cash in lieu of Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On December 28, 2017, the parties entered into a Stipulation and Agreement of Settlement to be filed in the United States District Court for the Southern District of New York. The plaintiffs filed a motion for preliminary approval of the settlement on January 12, 2018. On January 29, 2018, the Court held a hearing regarding the plaintiffs' motion for preliminary approval and entered an order granting preliminary approval of the settlement that same day. The settlement remains subject to final approval by the Court, and to that end, the Court has scheduled a hearing to determine whether to finally approve the settlement on June 7, 2018. As of December 31, 2017, the Company has reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from the Company's insurers. For the year ended 2017, $82.8 million is recorded as settlement of litigation, net, on the Company's Consolidated Statements of Operations and Comprehensive Loss.
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
Export Controls Review
The Company recently became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company has filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. The Company has notified OFAC and BIS of the ongoing internal review, which is being conducted with the assistance of outside counsel. If any violations are confirmed as part of the internal review, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, we believe that a material loss was not probable or estimable as of December 31, 2017 or 2016.
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

12.	Income Taxes
The components of loss before income tax (benefit) provision are as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Domestic	$(258,735)	$(139,005)	$(67,169)
Foreign	(25,375)	17,825	(10,569)
Total	$(284,110)	$(121,180)	$(77,738)

Income tax (benefit) provision is as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$(850)	$(780)	$(1,227)
State	(155)	(28)	(112)
Foreign	1,491	798	1,944
Total	486	(10)	605
Deferred:
Federal	(5,216)	313	130
State	1,120	(3,443)	168
Foreign	893	(867)	(419)
Total	(3,203)	(3,997)	(121)
Income tax (benefit) provision	$(2,717)	$(4,007)	$484

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.3)%	1.9%	—%
Nondeductible items	(0.7)%	(2.1)%	(0.2)%
Foreign rate differences	(3.7)%	5.6%	(6.8)%
Change in statutory tax rates	1.4%	—%	—%
Change in valuation allowance	(30.8)%	(32.1)%	(7.3)%
Transaction costs	—%	(1.8)%	(2.2)%
Executive compensation	—%	(2.1)%	(0.3)%
Asset disposition	—%	(2.2)%	—%
WPP capital transactions	—%	—%	(21.7)%
Other revenue adjustments	—%	—%	(2.5)%
Other adjustments	(0.1)%	0.3%	0.3%
Outside basis differences	—%	—%	7.1%
Uncertain tax positions	0.2%	0.8%	(2.0)%
Effective tax rate	1.0%	3.3%	(0.6)%
Income Tax (Benefit) Provision
The Company recognized an income tax benefit of $2.7 million during the year ended December 31, 2017, which is comprised of current tax expense of $0.5 million primarily related to foreign taxes and a deferred tax benefit of $3.2 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total tax benefit is an income tax benefit of $8.3 million related to the impact of the TCJA provisions on the Company's U.S. deferred taxes, including the reduction in the corporate tax rate from 35% to 21% and a change in the Company's valuation allowance assessment. Also included is income tax expense of $126.1 million related to the increase in valuation allowance recorded against the Company’s deferred tax assets to offset the tax benefit of the Company’s operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $2.5 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, meals and entertainment and other nondeductible expenses. These tax adjustments, along with having book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
The Company recognized an income tax benefit of $4.0 million during the year ended December 31, 2016 which is comprised of a current tax benefit of $0.8 million related to federal and state taxes, current tax expense of $0.8 million related to foreign taxes, and a deferred tax benefit of $4.0 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total tax benefit is income tax expense of $54.9 million related to the increase in valuation allowance recorded against the Company’s deferred tax assets, to offset the tax benefit of the Company’s operating losses in the U.S. and certain foreign jurisdictions. Also included is an income tax benefit of $6.9 million related to the release of the portion of the Company's valuation allowance as a result of the Merger with Rentrak and income tax expense of $12.7 million for permanent differences in the book and tax treatment of the DAx disposition, certain transaction costs, excess officers' compensation, and other nondeductible expenses. These tax adjustments, along with having book income in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
The Company recognized an income tax provision of $0.5 million during the year ended 2015 which is comprised of a current tax benefit of $1.3 million related to federal and state taxes, current tax expense of $1.9 million related to foreign taxes and deferred tax benefit of $0.1 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total tax expense is income tax expense of $7.2 million related to the increase in valuation allowance recorded against the Company’s deferred tax assets and an income tax benefit of $6.7 million related to a worthless stock deduction resulting from the disposition of the CSWS mobile operator analytics business. Also included is income tax expense of $20.6 million related to the permanent difference in the book and tax treatment of the WPP capital transactions and income tax expense of $4.6 million for other permanent differences such as certain revenue related adjustments, certain transaction costs, excess officers' compensation, and other nondeductible expenses. These tax adjustments, along with having book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$141,607	$127,951
Capital loss carryforwards	269	280
Tax credits	6,204	6,648
Allowance for doubtful accounts	391	626
Accrued salaries and benefits	8,138	2,363
Deferred revenues	2,908	2,916
Capital leases	2,343	8,399
Deferred compensation	27,175	32,193
Deferred rent	3,722	4,219
Tax contingencies	1,439	1,916
Litigation settlement	26,557	—
Other	1,551	2,719
Gross deferred tax assets	222,304	190,230
Valuation allowance	(181,334)	(119,904)
Net deferred tax assets	$40,970	$70,326
Deferred tax liabilities:
Goodwill	$(6,850)	$(5,457)
Intangible assets	(30,645)	(55,506)
Property and equipment	(409)	(8,207)
Subpart F income recapture	(1,397)	(2,165)
Outside basis difference	(290)	(426)
Other	(488)	(1,136)
Total deferred tax liabilities	(40,079)	(72,897)
Net deferred tax asset (liability)	$891	$(2,571)
The Company’s deferred tax assets and liabilities have been revalued as of December 31, 2017 to reflect the TCJA reduction in the U.S. corporate income tax rate from 35% to 21%. The impact of the rate change on the Company’s net U.S. deferred tax assets (before valuation allowance) was a decrease of $66.7 million. However, due to the Company’s valuation allowance position in the U.S., the income statement impact of the rate change was an income tax benefit of $3.6 million.
Tax Valuation Allowance
As a result of the material changes to the Company's Consolidated Financial Statements, the Company re-evaluated the valuation allowance determinations made in prior years. The Company's analysis was updated to consider the changes to its historical operating results following the investigation and subsequent review by management. In that process, the Company evaluated the weight of all evidence, including the decline in earnings and the Company concluded that as of December 31, 2013, its U.S. federal and state net deferred tax assets were no longer more-likely-than-not to be realized and that a valuation allowance was required.
As of December 31, 2017 and 2016, the Company had a valuation allowance of $181.3 million and $119.9 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2017 is primarily related to the domestic operating losses incurred during the year offset by a reduction to the valuation allowance as result of the TCJA. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance.

A summary of the deferred tax asset valuation allowance is as follows:

	December 31,
(In thousands)	2017	2016
Beginning Balance	$119,904	$38,925
Additions	137,495	88,615
Reductions	(76,065)	(7,636)
Ending Balance	$181,334	$119,904
Net Operating Loss Carryforwards
As of December 31, 2017, the Company had federal and state net operating loss carryforwards for tax purposes of $387.0 million and $1,013.7 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and 2018 for state income tax purposes. As of December 31, 2017, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $14.8 million which begins to expire in 2019. As of December 31, 2017, the Company had research & development credit carryforwards of $3.2 million which begin to expire in 2025.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. A significant portion of the Company’s net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to alternative minimum tax, foreign tax or state tax requirements.
Foreign Undistributed Earnings
The Company has not provided for U.S. income and foreign withholding taxes on approximately $12.2 million of certain foreign subsidiaries' undistributed earnings as of December 31, 2017, because such earnings have been retained and are intended to be indefinitely reinvested outside of the U.S. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $1.3 million and $1.2 million as of December 31, 2017 and 2016, respectively. The remainder of unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $2.4 million, $3.3 million and $3.2 million as of December 31, 2017, 2016 and 2015, respectively and include the federal tax benefit of state deductions. The Company anticipates that $0.2 million of unrecognized tax benefits will reverse during the next year due to the filing of related tax returns and the expiration of statutes of limitation.
Changes in the Company's unrecognized income tax benefits are as follows:

	December 31,
(In thousands)	2017	2016	2015
Beginning balance	$3,608	$3,418	$1,460
Increase related to tax positions of prior years	81	68	29
Increase related to tax positions of the current year	88	449	2,013
Increase related to acquired tax positions	—	974	—
Decrease related to tax positions of prior years	(1,064)	(1,084)	(38)
Decrease due to settlements	—	(117)	—
Decrease due to lapse in statutes of limitations	(205)	(100)	(46)
Ending balance	$2,508	$3,608	$3,418
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, accrued interest and penalties on unrecognized tax benefits were $0.3 million and $0.2 million, respectively. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2014 or state and local tax examinations by tax authorities for years prior to 2013, although tax attribute carryforwards generated prior to these years may still be adjusted upon examination by tax authorities.

13.	Stockholders’ Equity
1999 Stock Option Plan and 2007 Equity Incentive Plan
Prior to the effective date of the registration statement for the Company’s initial public offering (“IPO”) on June 26, 2007, eligible employees and non-employees were awarded options to purchase shares of the Company’s Common Stock, restricted stock awards ("RSAs") or restricted stock units ("RSUs") pursuant to the Company’s 1999 Stock Plan (the “1999 Plan”). Upon the effective date of the registration statement for the Company’s IPO, the Company ceased using the 1999 Plan for the issuance of new equity awards. Upon the closing of the Company’s IPO on July 2, 2007, the Company established its 2007 Equity Incentive Plan, as amended (the “2007 Plan” and together with the 1999 Plan, the “Plans”), and no further shares were authorized for new awards under the 1999 Plan. In March 2017, the 2007 Plan reached the end of its ten-year term and expired. The vesting period of equity awards granted under the Plans is determined by the Board. For service-based awards the vesting has generally been ratable over a four-year period. Option awards generally expire 10 years from the date of the grant. The Company expects to propose a new equity incentive plan for adoption at its 2018 annual meeting of stockholders.
Pursuant to the merger agreement with Rentrak, upon the closing of the transaction, the Company assumed outstanding stock options under the Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan and assumed outstanding stock options, RSUs and a stock appreciation right ("SAR") under the Rentrak Corporation 2011 Incentive Plan, and such stock options, RSUs and SAR were automatically converted into stock options, RSUs and SAR, respectively, with respect to shares of Common Stock, subject to appropriate adjustments to the number of shares and the exercise price (if applicable) of each such award.

Stock Options
A summary of the options assumed, exercised and expired during the years ended December 31, 2015, 2016 and 2017 is presented below:

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of January 1, 2015	1,980,308	$42.71
Options exercised	(276,464)	42.04
Options expired	(1,900)	4.47
Options outstanding as of December 31, 2015	1,701,944	42.87
Options assumed	1,973,801	18.68
Options exercised	(225,088)	18.39
Options forfeited	(2,760)	16.85
Options expired	(2,385)	12.05
Options outstanding as of December 31, 2016	3,445,512	30.65
Options forfeited	(1,260)	20.24
Options outstanding as of December 31, 2017	3,444,252	$30.65
Options exercisable as of December 31, 2017	3,444,252	$30.65
No stock options were granted during the years ended December 31, 2017, 2016 and 2015.
The following are the assumptions used in valuing the options that were assumed in the Rentrak Merger during the year ended 2016:

Dividend yield	0.00%
Expected volatility	41.18%	-	44.51%
Risk-free interest rate	0.54%	-	0.63%
Expected life of options (in years)	1.37	-	1.87
Dividend yield — The Company has never declared or paid a cash dividend on its Common Stock and has no plans to pay cash dividends in the foreseeable future.
Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company considered the historical volatility of its stock price over a term similar to the expected life of the options in determining expected volatility.
Risk-free interest rate — The Company used rates on the grant date of zero-coupon government bonds with maturities over periods covering the term of the awards, converted to continuously compounded forward rates.
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.
The weighted-average fair value of the options assumed during year ended December 31, 2016 was $21.09.

The following table summarizes information about options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.09 - $9.70	12,681	$9.31	0.12	12,681	$9.31	0.12
$11.56 - $19.31	1,147,204	12.20	2.12	1,147,204	12.20	2.12
$20.11 - $25.86	578,994	24.68	1.86	578,994	24.68	1.86
$40.80 - $42.92	1,705,373	42.91	1.61	1,705,373	42.91	1.61
	3,444,252	$30.65	2.09	3,444,252	$30.65	2.09

As a result of the delay in filing its periodic financial reports with the SEC, the Company temporarily halted the settlement and issuance of shares pursuant to the 2007 Plan in 2016. Further, and as noted above, the 2007 Plan expired in March 2017. As a result, the options cannot be exercised until the Company regains compliance with its SEC reporting obligations and its registration statement is again valid for issuance of shares under 2007 Plan awards. The Company expects to propose a new equity incentive plan for adoption at its 2018 annual meeting of stockholders.
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. There were zero options exercised during 2017. The aggregate intrinsic value of options exercised for 2016 and 2015 were $4.4 million and $3.0 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable was $17.2 million and $17.2 million, respectively, under the Company’s stock plans as of December 31, 2017. As of December 31, 2017, there was no total unrecognized compensation expense related to outstanding options.
On April 26, 2016, the Board approved an extension of the period of time over which terminated employees could exercise their vested options from 90 days after termination of employment to the earlier of the original 10-year option expiration date or 180 days following the date the Company's registration statements on Form S-8 are again available for use. The Company treated this extension as a modification of the award upon the employees’ termination and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized compensation cost of $6.3 million and $3.0 million in stock-based compensation expense during 2017 and 2016, respectively.
Stock Appreciation Rights ("SAR")
The Company assumed an, as-converted, SAR with respect to 86,250 shares of Common Stock originally granted pursuant to the terms of Rentrak Corporation 2005 Stock Incentive Plan at an, as-converted, base price of $12.61 per share. The SAR was fully vested prior to the consummation of the Merger and remains outstanding as of December 31, 2017, and will be exercisable following the Company regaining compliance with its SEC reporting obligations and instituting a new equity plan in 2018. Upon exercise of all or a portion of the SAR, the Company will calculate the SAR spread, tax offset amount and the net SAR value into a whole number of SAR settlement shares based on the fair market value of the Company's Common Stock on the exercise date.
Stock Awards
The Company's stock awards are comprised of RSAs and RSUs. The RSAs only represent participating securities. The Company has a right of repurchase on such shares that lapses at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company through such date. During the years ended 2017, 2016, and 2015, none, 1,750 and 10,263 shares of RSAs, respectively, were forfeited and were subsequently retired at no cost to the Company.

A summary of the status of unvested stock awards as of December 31, 2017 is presented as follows:

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2015	476,993	1,410,581	1,887,574	$26.88
Granted	195,595	336,507	532,102	48.68
Vested	(549,930)	(790,115)	(1,340,045)	32.38
Forfeited	(10,263)	(95,772)	(106,035)	36.19
Unvested as of December 31, 2015	112,395	861,201	973,596	$33.34
Assumed	—	367,263	367,263	39.65
Granted	214,010	459,166	673,176	35.49
Vested	(320,907)	(405,031)	(725,938)	31.74
Forfeited	(1,750)	(240,214)	(241,964)	37.19
Unvested as of December 31, 2016	3,748	1,042,385	1,046,133	$37.16
Granted	—	—	—	—
Vested	(1,623)	(185,754)	(187,377)	36.45
Forfeited	—	(76,719)	(76,719)	38.48
Unvested as of December 31, 2017	2,125	779,912	782,037	$37.22
The aggregate intrinsic value for all unvested RSAs and RSUs outstanding as of December 31, 2017 was $22.3 million. The weighted-average remaining vesting period for all unvested RSAs and RSUs as of December 31, 2017 was 0.52 years. The aggregate intrinsic value of RSAs vested during the years ended 2017, 2016 and 2015 was $34,000, $25.6 million and $68.5 million, respectively.
The Company granted unvested stock awards at no cost to recipients during the years ended December 31, 2016 and 2015. As of December 31, 2017, total unrecognized compensation expense related to unvested RSAs and RSUs was $9.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.53 years. This expense excludes pending equity awards as described below. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
On March 16, 2016, the Company received a notice from The Nasdaq Stock Market LLC ("Nasdaq") stating that because the Company had not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. As a result, the Company temporarily halted the settlement and issuance of shares pursuant to the 2007 Plan in 2016. This resulted in equity awards that vested in accordance with contractually stated vesting terms but which had not been settled through the issuance of Common Stock. Stock-based compensation expense associated with these equity awards had been recognized as if these awards were settled. However, in the table above, these equity awards remained classified as unvested as of December 31, 2016 and were not included in the Company's outstanding Common Stock. During the first quarter of 2017, total equity awards that vested in 2016 were settled and shares of Common Stock were distributed to employees. The Company followed the same treatment for equity awards that vested in 2017, with shares distributed in the first quarter of 2018.
The 2007 Plan expired during 2017, and as of December 31, 2017, the Company had 5,951,055 shares that would have been available for future issuance under the plan.
Unregistered Sales of Equity Securities
On April 1, 2015, as part of the WPP Capital Transactions, the Company issued 6,043,683 shares of Common Stock to Cavendish Holding B.V., a private limited liability company incorporated under the laws of the Netherlands and an affiliate of WPP. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(a)(2) of the Act because the issuances were pursuant to a stock purchase agreement not involving a public offering.
During 2016, we issued 3,300 shares of restricted Common Stock in settlement of a previously issued RSU award and we issued 35,000 RSUs for an equity award approved by the Compensation Committee, each under a private placement exemption to executive officers qualifying as accredited investors.
These securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Act.

Refer to Footnote 20, Subsequent Events of the Notes to Consolidated Financial Statements, for additional information related to the unregistered sale of equity securities.
Pending Equity Awards
Due to the Company’s inability to file its periodic reports with the SEC, the Company has been unable to use its registration statement on Form S-8 to grant equity awards to employees, including executive officers, since February 2016. Further, in March 2017, the 2007 Plan's ten-year term expired. The Company expects to propose a new equity incentive plan for adoption at the Company's next annual meeting of stockholders, and to grant equity awards once that plan is adopted. As of December 31, 2017, and in accordance with the Company's compensation program for all employees and directors, we anticipate making equity awards having an aggregate value of $42.9 million. These awards were recommended for employees and directors in 2016 and 2017 but were not granted as of December 31, 2017. In addition, the Company expects to issue additional equity awards for 2017 service or otherwise, of which $16.9 million was accrued. Based on the closing bid price of the Company's Common Stock on the OTC Pink Tier on March 15, 2018, $26.29 per share, approximately 1,633,146 shares are contemplated for issuance as equity awards. The actual number of shares issued will be based upon the prevailing trading price of the Company's Common Stock at the time the shares are actually issued.
Preferred Stock
The Company has 5,000,000 shares authorized of $0.001 par value preferred stock authorized; no shares have been issued or outstanding as of December 31, 2017 or 2016.
Rights Plan
On February 7, 2017, the Company's Board adopted a rights plan (the “Rights Plan”) and declared a dividend to the Company’s stockholders of record as of the close of business on February 18, 2017, for each outstanding share of the Company’s Common Stock, of one right (a “Right”) to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the "Series A Preferred Stock"), at a price of $120.00 per Right. The terms of the Rights Plan and the Rights were set forth in the Tax Asset Protection Rights Agreement, dated as of February 8, 2017 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.
The purpose of the Rights Plan was to preserve the Company's ability to utilize its net operating loss carryforwards and other significant tax attributes to offset future taxable income in the United States, which could be significantly limited if the Company experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. The Company had designated 1,000,000 shares of its Series A Preferred Stock in connection with the adoption of the Rights Plan.
In connection with an agreement with Starboard, on September 28, 2017, the Company entered into an amendment to the Rights Agreement to accelerate the expiration date of the Rights under the Rights Agreement to September 28, 2017, effectively terminating the Rights Agreement on that date. At the time of such termination, all of the Rights distributed to holders of the Company’s Common Stock pursuant to the Rights Agreement expired. Following the expiration of the Rights and the termination of the Rights Agreement, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the 1,000,000 shares of Series A Preferred Stock and returning them to authorized but undesignated shares of the Company’s preferred stock. No shares of Series A Preferred Stock were issued.

14.	Share Repurchases
As part of the Company's repurchase program, which was announced in February 2016 and suspended on March 5, 2016, shares were purchased in open market transactions or pursuant to trading plans that were adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases could be determined at the Company's discretion, and the share repurchase program could be suspended, terminated or modified at any time for any reason. Shares repurchased were classified as treasury stock. Share repurchases for the years ended December 31, 2017, 2016 and 2015 under the Company's share repurchase program were as follows:

	Years Ended December 31,
(Dollars in millions, except share and per share data)	2017	2016 (1)	2015 (2)(3)
Total number of shares repurchased	—	675,672	1,949,580
Average price paid per share	—	$40.39	$54.33
Total value of shares repurchased (as measured at time of repurchase)	—	$27.3	$105.9
(1) February 2016 Share Repurchase Program
On February 17, 2016, the Company announced that the Board had approved the adoption of a new share repurchase program, superseding prior programs, for $125.0 million of Common Stock. On March 5, 2016, the Board suspended the share repurchase program indefinitely, with such suspension to be re-evaluated following the completion of the Audit Committee’s investigation and the Company regaining compliance with its SEC reporting requirements.
(2) May 2015 Share Repurchase Program
On May 5, 2015, the Company announced that the Board had approved the repurchase of up to $150.0 million of Common Stock which commenced on May 6, 2015. Such repurchases were made at various times subject to pre-determined price and volume guidelines established by the Board. Through December 31, 2016, this program resulted in the repurchase of $99.9 million of shares (as measured at the time of repurchase). The program was suspended in September 2015 pending the closing of the Rentrak Merger.
(3) June 2014 Share Repurchase Program
On June 6, 2014, the Company announced that the Board had approved the repurchase of up to $50.0 million of Common Stock. This repurchase program concluded on May 5, 2015 and resulted in the repurchase of $6.0 million of shares of Common Stock, during the year ended 2015 (as measured at the time of repurchase).

15.	Employee Benefit Plans
The Company has a 401(k) plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company contributed $1.3 million, $1.2 million and $0.8 million to the 401(k) plan for the years ended 2017, 2016 and 2015, respectively.

16.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to customers between those in the United States and those in other locations is as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
United States	$332,344	$316,755	$220,172
Europe	43,218	54,289	63,071
Latin America	13,460	12,470	14,904
Canada	9,273	10,206	13,673
Other	5,254	5,740	7,236
	$403,549	$399,460	$319,056
Less: vendor consideration provided to WPP (1)	—	—	(48,253)
Total revenues	$403,549	$399,460	$270,803
(1) For additional information concerning vendor consideration provided to WPP and the associated reduction to revenue for 2015, refer to Footnote 3, Business Combinations.

The composition of the Company’s property and equipment between those in the United States and those in other locations as of the end of each year are as follows:

	December 31,
(In thousands)	2017	2016
United States	$25,777	$38,207
Europe	2,252	2,914
Latin America	625	726
Canada	132	94
Other	107	60
Total	$28,893	$42,001

17.	Related Party Transactions
Transactions with WPP
As of December 31, 2017, WPP owned 11,289,364 shares of the Company's outstanding Common Stock, representing 19.7% ownership in the Company. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different product lines and receives various services from WPP and its affiliates supporting the Company's data collection efforts. In early 2015, there were a series of business and asset acquisitions and sales and issuances of Common Stock between the Company and WPP as well as a Subscription Receivable agreement that the Company entered into with GroupM, a WPP subsidiary.
On March 30, 2015, the Company and GroupM, a subsidiary of WPP, entered into an agreement in which GroupM agreed to a minimum commitment to purchase $20.9 million of the Company's products over five years, which is recorded as Subscription Receivable as contra equity within additional paid-in capital. Included in the assets acquired in the Rentrak Merger were two contracts with WPP wholly owned subsidiaries, reflected in the opening balance sheet as Subscription Receivable at the net present value of $4.2 million and $10.3 million respectively. The Company has recorded the Subscription Receivable as contra equity within additional paid-in capital on the Consolidated Statements of Stockholders' Equity. As cash is received on the Subscription Receivable, additional paid-in capital is increased by the amount of cash received and the Company recognizes imputed interest income.
On April 28, 2016, the Company entered into an asset purchase agreement to acquire certain assets of Compete, a wholly-owned subsidiary of WPP. The Compete assets were acquired for $27.3 million in cash, net of a working capital adjustment of $1.4 million. The Company acquired the Compete assets and entered into an agreement for Compete to provide transition services, including engineering, financial, human resources, business contract support, marketing and training services.
On June 26, 2015, the Company entered into a cancellable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program ("Program") to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households.  The agreement provides, that the Company make annual payments to Lightspeed of approximately $7.0 million. The Program is designed to be a comprehensive data collection effort across multiple in-home devices (e.g., television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) monitored via the installation of household internet routers (“Meters”) in panelist households.  The Meters will collect and send the data back to the Company for use in its Total Home Panel product. Under the terms of the Program, Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
The Company's results from transactions with WPP and its affiliates as reflected in the Consolidated Statements of Operations and Comprehensive Loss are detailed below:

	Years Ended December 31,
(in thousands)	2017	2016	2015 (2)
Revenues (1)	$13,181	$9,688	$(41,422)

Cost of revenues	12,956	15,695	2,244
Selling and marketing	157	1,743	460
Research and development	119	3,662	13
General and administrative	115	633	24

Interest income	672	1,106	555

(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP.  Accordingly, despite cash being received by the Company under these agreements, no revenue has been recognized other than imputed interest income on the net present value of anticipated future cash payments from WPP.  Refer to Footnote 3, Business Combinations, for additional discussion of these agreements.
(2) WPP and its affiliates were deemed a related party following the transactions that were consummated on April 1, 2015. Therefore, only the transactions with WPP and its affiliates for the period April 1, 2015 through December 31, 2015 are disclosed above for 2015. Included in related party revenues is the vendor consideration provided to WPP, the Company reduced revenue by the amount of the vendor consideration received as part of the WPP Capital Transactions and GroupM Arrangement. Vendor consideration represents the effective discount on the issuance of the Company's Common Stock to WPP.

The Company has the following balances related to transactions with WPP and its affiliates reflected in the Consolidated Balance Sheets:

	December 31,
(In thousands)	2017	2016
Accounts receivable, net	$2,899	$8,412
Prepaid expenses and other current assets	—	2,923
Other non-current assets	—	185
Subscription Receivable (additional paid-in capital)	10,254	21,266
Accounts payable	2,684	17
Accrued expenses	4,358	3,084
Deferred revenue	2,755	4,654
Transactions with CrossCountry Consulting LLC
From September 10, 2017 through October 16, 2017, David Kay served as Interim Chief Financial Officer and Treasurer of the Company. Mr. Kay is a co-founder and managing partner of CrossCountry Consulting LLC (“CrossCountry”), which has been providing the Company with accounting advisory services, audit preparation support and process improvement services since July 2016. The Company's transactions with CrossCountry are detailed below:

	Years Ended December 31,
(In thousands)	2017	2016
General and administrative	$662	$—
Investigation and audit related	$16,844	$2,563

	December 31,
	2017	2016
Accounts payable	$31	$—
Accrued expenses	$1,499	$2,057
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with certain funds affiliated with or managed by Starboard, then a beneficial owner of more than five percent of the Company’s outstanding common stock. Pursuant to the agreements, the Company: (i) issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and $65.0 million in shares of Common Stock; (ii) granted to Starboard the option to purchase up to an additional $50.0 million in senior secured convertible notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash; (iii) agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock; and (iv) has the right to conduct a rights offering, which will be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes, and Starboard agreed to enter into one or more backstop commitment agreements by which it will backstop up to $100.0 million of the convertible notes offered in the rights offering.
The Notes mature on January 16, 2022. Interest on the Notes accrues at 6.0% per year through January 30, 2019, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium.
As a result of the aforementioned agreements and transactions contemplated thereby, as of January 16, 2018, Starboard ceased to be a beneficial owner of more than five percent of the Company’s outstanding Common Stock.

18.	Organizational Restructuring
In December 2017, the Company implemented a reduction in force plan that will result in the termination of approximately 10% of its workforce. The reduction in force was implemented following management’s determination to reduce its staffing levels and exit certain geographic regions, in order to enable the Company to decrease its global costs and more effectively align resources to business priorities. The majority of the employees impacted by the reduction in force exited the Company in the fourth quarter of 2017, with the remainder expecting to exit in early 2018.
Employees separated or to be separated from the Company as a result of these restructuring initiatives were offered severance. Other direct costs consist of legal fees for the dissolution of an entity. In connection with this reduction in force, the Company expects to incur exit related costs up to $12.0 million in total. The Company incurred expenses in the fourth quarter of 2017 of $10.5 million related to these restructuring initiatives, which are recorded as restructuring expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss. The Company expects to incur an incremental charge in the first quarter of 2018 related to certain employees who exit in 2018.
The table below summarizes the balance of accrued restructuring expenses and the changes in the accrued amounts as of and for the year ended 2017.

(In thousands)	Restructuring Expense for Year Ended December 31, 2017	Payments	Foreign Exchange	Accrued Balance December 31, 2017
Severance pay and benefits	$10,298	$(1,340)	$14	$8,972
Other direct costs	212	—	—	212
Total	$10,510	$(1,340)	$14	$9,184

19.	Quarterly Financial Information (Unaudited)
The following tables summarize quarterly financial data for 2017 and 2016. The Company’s results of operations vary and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not necessarily be considered indicative of the results to be expected from any future period.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	2017
	First	Second	Third	Fourth
Revenues	$100,861	$99,439	$100,323	$102,926
Cost of revenues (1)	47,313	47,301	48,803	50,188
Selling and marketing (1)	29,733	31,190	29,873	39,713
Research and development (1)	21,020	21,502	21,580	24,921
General and administrative (1)	17,785	13,310	22,331	21,225
Investigation and audit related	17,678	17,399	21,392	26,929
Amortization of intangible assets	8,735	8,443	8,491	9,154
Settlement of litigation, net	1,533	(915)	81,799	116
Restructuring	—	—	—	10,510
Total expenses from operations	143,797	138,230	234,269	182,756
Loss from operations	(42,936)	(38,791)	(133,946)	(79,830)
Interest expense, net	(154)	(252)	(148)	(107)
Other income, net	3,184	2,683	6,619	2,719
Loss from foreign currency transactions	(20)	(1,205)	(298)	(1,628)
Loss before income tax provision	(39,926)	(37,565)	(127,773)	(78,846)
Income tax (provision) benefit	(866)	(1,061)	(2,296)	6,940
Net loss	$(40,792)	$(38,626)	$(130,069)	$(71,906)
Net loss per common share:
Basic	$(0.71)	$(0.67)	$(2.26)	$(1.25)
Diluted	$(0.71)	$(0.67)	$(2.26)	$(1.25)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	57,274,851	57,498,228	57,547,863	57,616,774
Diluted	57,274,851	57,498,228	57,547,863	57,616,774

(1) Amortization of stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$629	$433	$384	$320
Selling and marketing	1,446	1,532	1,461	808
Research and development	821	450	537	462
General and administrative	924	409	6,340	358
	$3,820	$2,824	$8,722	$1,948

 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	2016
	First	Second	Third	Fourth
Revenues	$91,324	$100,494	$100,722	$106,920
Cost of revenues (1)	36,527	44,523	45,213	46,817
Selling and marketing (1)	30,612	32,307	31,004	32,388
Research and development (1)	21,116	22,075	22,559	21,225
General and administrative (1)	45,296	18,675	15,525	18,021
Investigation and audit related	6,495	15,479	10,816	13,827
Amortization of intangible assets	6,025	8,238	8,886	8,747
Gain on asset dispositions	(33,457)	—	—	—
Settlement of litigation, net	(110)	2,620	(147)	—
Total expenses from operations	112,504	143,917	133,856	141,025
Loss from operations	(21,180)	(43,423)	(33,134)	(34,105)
Interest expense, net	(97)	8	(242)	(147)
Other income, net	3,185	3,522	3,196	2,468
(Loss) gain from foreign currency transactions	(1,108)	(286)	(584)	747
Loss before income tax benefit (provision)	(19,200)	(40,179)	(30,764)	(31,037)
Income tax benefit (provision)	6,097	(805)	(432)	(853)
Net loss	$(13,103)	$(40,984)	$(31,196)	$(31,890)
Net loss per common share:
Basic	$(0.26)	$(0.72)	$(0.55)	$(0.56)
Diluted	$(0.26)	$(0.72)	$(0.55)	$(0.56)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	51,353,636	57,138,787	57,194,716	57,276,370
Diluted	51,353,636	57,138,787	57,194,716	57,276,370

(1) Amortization of stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$1,643	$2,409	$656	$133
Selling and marketing	6,505	1,934	2,012	516
Research and development	2,816	1,494	910	682
General and administrative	19,902	2,397	1,329	1,157
	$30,866	$8,234	$4,907	$2,488

20.	Subsequent Events
Termination of Credit and Pledge Agreements
On January 11, 2018, the Company voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America N.A. At the time of termination of the Credit Agreement, the Company had $3.5 million in letters of credit outstanding, which remain outstanding and cash collateralized. The Company did not have access to other borrowings under the Credit Agreement at the time of termination.
Issuance and Sale of Senior Secured Convertible Notes
On January 16, 2018, the Company entered into certain agreements with Starboard, pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. The Company also granted to Starboard an option (the “Notes Option”) to acquire up to an additional $50.0 million in senior secured convertible notes (the “Option Notes”) and agreed to grant Starboard warrants to purchase 250,000 of Common Stock. In addition, under the agreements, we have the right to conduct a rights offering (the “Rights Offering”), which would be open to all of the Company's stockholders, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”).
The conversion price for the Notes (the “Conversion Price”) is equal to a 30% premium to the volume weighted average trading prices of the Common Stock on each trading day during the ten consecutive trading days commencing on January 16, 2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29.
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
The Notes Option granted to Starboard is exercisable, in whole or in part, at any time or times through the date that is five business days after the Company files a registration statement relating to the Rights Offering. Option Notes may be purchased, at the option of Starboard, through the exchange of a combination of cash and shares of Common Stock owned by Starboard, subject to certain limitations. Any Option Notes purchased pursuant to the Notes Option will have the same terms, including as to maturity, interest rate, convertibility, and security, as the Notes.
Subject to the terms of the Rights Offering, if undertaken, the Company will distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering will be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes will be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon will begin to accrue and the maturity date thereof (which will be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which will be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes.
The Notes are (and any Option Notes will be) guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantors”) and are (and any Option Notes will be) secured by a security interest in substantially all of the assets of the Company and the Guarantors, pursuant to a Guaranty, dated as of January 16, 2018, entered into by the Guarantors (the “Guaranty Agreement”), and a Pledge and Security Agreement, among the Company, the Guarantors and Starboard Value and Opportunity Master Fund Ltd. as collateral agent.
The agreements contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances and (v) the filing of the Form 10-K and certain other disclosures with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
i) Background
As described in the Explanatory Note to this Annual Report on Form 10-K, in February 2016 the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) commenced an internal investigation, with the assistance of outside advisors, into certain matters, including revenue accounting practices, disclosures and internal controls.
As previously reported in the Company’s Current Report on Form 8-K filed on November 23, 2016 (the “November 2016 8-K”), the Audit Committee’s investigation concluded that, as a result of certain instances of misconduct and errors in accounting determinations, adjustments to the Company’s accounting for certain nonmonetary and monetary transactions were required. As further disclosed in the November 2016 8-K, the Audit Committee’s investigation also identified concerns regarding internal control deficiencies, including concerns about tone at the top, errors in judgment identified with respect to issues reviewed, information not having been provided to the Company’s accounting group and its external auditors, and the sufficiency of public disclosures made by the Company about certain performance metrics. Following the completion of the Audit Committee investigation, the Audit Committee and the Company began the process of considering and implementing appropriate remedial measures, with a view toward improved accounting and internal control practices.
Prior to the filing of this Annual Report on Form 10-K, we have neither issued audited financial statements, nor filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, since our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, respectively. Consequently, management previously had not evaluated the effectiveness of our disclosure controls and procedures since the end of the quarter ended September 30, 2015 or our internal control over financial reporting since December 31, 2014.
This Annual Report on Form 10-K includes audited Consolidated Financial Statements for the three-year period ended December 31, 2017, as well as unaudited restated selected financial data for the years ended December 31, 2013 and 2014, which is included in Item 6, “Selected Financial Data.” In connection with the preparation and filing of this Annual Report on Form 10-K, we have conducted the requisite evaluations of the effectiveness of our disclosure controls and procedures and internal control over financial reporting, each as of December 31, 2017. The remedial measures undertaken by our current management team and their advisors in response to, and following, the Audit Committee investigation, and the conclusions that our current management team reached in its evaluations of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2017, are described below in detail.
ii) Material Weaknesses Identified and Remedial Measures Implemented Following Audit Committee Investigation
In response to the Audit Committee’s investigation, as well as other matters that management identified as part of its financial and accounting review, management has devoted substantial resources to the planning and ongoing implementation of remediation efforts to address the material weaknesses described herein, as well as other identified areas of risk. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance our overall financial control environment. Leading this effort have been our Chairman Emeritus (formerly our Chief Executive Officer), President and Executive Vice Chairman, our Chief Financial Officer, our General Counsel & Chief Compliance, Privacy and People Officer (“CCPPO”), and our Vice President of Enterprise Risk Management, all of whom (other than our President and Executive Vice Chairman) assumed their roles with the Company in the second half of 2016 or during 2017.
As a result of the Audit Committee investigation, as well as management’s review of its financial and accounting records and the other work completed by our management team and the Company's advisors, we concluded that, as of December 31, 2017, we have material weaknesses relating to certain internal controls over revenue accounting, controls over business combinations, our financial close and reporting process, and our tax processes. These material weaknesses as of December 31, 2017 and remediation efforts underway are summarized below in “Management’s Report on Internal Control Over Financial Reporting as of December 31, 2017.”

The Audit Committee and management had previously identified material weaknesses in entity level controls, and certain revenue accounting controls, which management has concluded were remediated prior to December 31, 2017.  These material weaknesses and remediation actions are discussed in this section.
Entity Level Controls
Our control environment, which is the responsibility of senior management and is subject to the oversight of the Audit Committee and Board, establishes the tone of the organization, influences the control consciousness of our officers and employees, and is the foundation for all other components of internal control over financial reporting. A proper organizational tone can be promoted through a variety of actions, such as well-documented and communicated policies, a commitment to hiring a sufficient number of competent employees, the manner and content of communications and messaging on these types of policies and procedures, strong internal controls and effective governance. Entity level controls also include controls over the financial close and reporting process; accordingly, management has broadly grouped entity level controls into two material weaknesses - general entity level controls and the financial close and reporting process. We believe we have remediated our general entity level controls, and as described in “iv) Management’s Report on Internal Control Over Financial Reporting as of December 31, 2017”, we are in the process of remediating our financial close and reporting process material weakness.
Prior to the remediation of our general entity level controls, which primarily took place during 2017, we did not maintain an overall corporate culture that (i) instilled an adequate enterprise-wide attitude of control consciousness, (ii) established sufficient and consistent focus on appropriate accounting policies and procedures, (iii) implemented adequately designed and operating process-level controls, (iv) adequately responded to internal control findings in a consistent manner, (v) sufficiently encouraged internal reporting of potential violations or adequate review of such reports or (vi) established adequate accountability for recording transactions in accordance with generally accepted accounting principles in the U.S. ("GAAP"). Management had identified the following material weaknesses in our entity level control environment:

•	Certain members of management created a culture that led to sales practices designed to maximize, and manage, the timing of revenue recognition in a manner inconsistent with the Company’s policies.

•
We did not have sufficient internal controls to limit the ability of members of management to exercise influence over (i) our revenue accounting decision making, (ii) significant assumptions used in forecasts that impacted certain asset carrying amounts related to acquired assets and our deferred tax assets and (iii) the methodologies used and related disclosures relating to key financial information and investor presentations, including with respect to customer count and vCE products.

•
Our processes for identifying internal control weaknesses (including through internal audit, a whistleblower hotline and whistleblower protection processes) and ensuring appropriate investigation and follow-up of identified concerns (including addressing and properly remediating identified conduct issues) were not sufficiently robust.

Our remediation initiatives with respect to general entity level controls, which our current management has concluded had been implemented and were effective as of December 31, 2017, included focusing on setting a tone of integrity, transparency and honesty, hiring and developing qualified personnel, and clearly communicating roles and responsibilities. Specifically:

•
Since January 2017, we have appointed a new Chief Financial Officer, Chief Revenue Officer, Chief Information Officer, General Counsel & CCPPO, Deputy General Counsel for Contracts, Privacy and Compliance, Deputy General Counsel for Securities and Corporate Governance and a Vice President of Enterprise Risk Management, and also appointed an additional Deputy General Counsel. These new employees, along with multiple other new and continuing employees, have collectively set a tone of integrity, transparency and honesty. These individuals have been responsible for overseeing the remediation of our material weaknesses, including implementation of various actions to reinforce a culture of integrity, transparency and honesty. In addition, our Board has formed a committee to direct the search for a new Chief Executive Officer, and has retained a leading executive search firm to assist in considering both internal and external candidates for that role.

•
In addition to the changes to, and expansion of, our leadership team, we have added other individuals whom we believe have the commensurate level of knowledge, experience and training required to properly support our financial reporting and accounting functions, and we have utilized and continue to utilize temporary external consultants to assist in our accounting processes and to provide the training necessary for the support of such functions.

•
We have implemented, and will continue to enhance, an ongoing training program regarding significant accounting and financial reporting matters for accounting, financial reporting, sales and delivery team members, as well as corporate executives. Training also addresses, among other things, the Company’s various products to facilitate proper accounting treatment evaluations.

•
We have reinforced the importance of integrity, accountability, and adherence to established internal controls, policies and procedures, including through the adoption of a revised Code of Business Conduct and Ethics and a revised Reporting and Non-Retaliation Policy (our corporate whistleblower program) to encourage reporting of suspicious activity and misconduct, through formal communications, town hall meetings, and mandatory employee training on topics including our compliance management system, privacy, information security, Code of Business Conduct and Ethics and our Reporting and Non-Retaliation Policy, Sexual Harassment Policy, Drug Free Workplace requirements and the Foreign Corrupt Practices Act.

•
Under the direction of our new General Counsel & CCPPO, we have created a new Compliance Coordinating Committee at the executive level that is chaired by the General Counsel & CCPPO and oversees the newly created compliance program.  The compliance program includes a policies and procedures library; education and mandatory training; and monitoring for compliance and corrective action, if appropriate. The program also includes policies for receiving, evaluating, and reporting on allegations of misconduct or non-compliance with the Company’s revised Code of Business Conduct and Ethics and revised Reporting and Non-Retaliation Policy.

As part of improving the corporate environment and our financial close and reporting process level, certain enhancements were made to direct controls that management and the audit committee believe directly underscore the importance of a proper corporate culture.

•
The Company has strengthened its forecasting procedures, such as increasing the involvement of key Company personnel who would be knowledgeable and can contribute to the development and validation of key assumptions, the use of outside experts to help validate models and assumptions and a management review and approval process for key forecasts.

•
We have strengthened our interim and annual financial review controls to detect and correct accounting errors on a timely basis and enhance the integrity of external financial reporting through the establishment of a Disclosure Committee and a sub-certification process whereby managers must take ownership of and make representations as to the effectiveness of internal controls in their respective areas of oversight.

•
The preparation of our key financial information for disclosure purposes, key investor presentations or reports, and other public disclosures of performance metrics are now subject to multiple levels of review, are agreed to or reconciled to the Company’s underlying books and records, and changes in approaches or definitions are subject to review by both the Disclosure Committee and the Chief Financial Officer in order to assess the accuracy thereof and potential disclosure implications.

Revenue Accounting
Prior to December 31, 2017, we had identified the following material weaknesses related to our revenue accounting processes:

•
We did not ensure that our revenue accounting was free of sales pressure from former members of senior management to maximize, or manage the timing of revenue recognition in a manner inconsistent with the Company’s policies.

•
We identified instances where there were additional arrangements entered into or other information that would have impacted our accounting, but that were not properly disclosed to the Company’s accounting group or its external auditors.

•
For certain nonmonetary and monetary transactions, we found instances where there did not appear to be a clear need for all of the data that was being exchanged or sold, including the customer need or value associated with historical data for raw data feed products.

The remediation steps that we implemented prior to December 31, 2017 in order to remediate those weaknesses are described below.

•
We have (i) designed control remediation efforts to address issues of management influence on the revenue accounting process, (ii) implemented sales and delivery team training on revenue accounting issues, such as documenting modifications to contract arrangements, and (iii) implemented training and other efforts to reinforce for accounting personnel a better understanding of accounting issues related to contract changes or other contract modifications to provide for the proper accounting treatment and disclosure of those items. We have also implemented a process designed to timely identify instances of contracting, sales, or delivery issues that would require management attention and accounting input. We have also enhanced our quarterly certification process regarding contract compliance by personnel involved in product sales and delivery.

•
We have reviewed our revenue accounting policies, with the assistance of external consultants, for all of our products, and have updated our revenue accounting policy manual accordingly. Standard operating procedures manuals are being developed to provide guidance and consistency of accounting for our various products, including protocols for escalating the need for accounting policy oversight when we are developing new products or entering into complex or non-routine transactions.

•
We developed new revenue accounting procedures to ensure that a formalized process is followed, with appropriate levels of review and approval in areas of accounting judgment related to our revenue accounting. In areas where contracts containing multiple elements are used or more complex products are sold (similar to the revenue contracts that were subject to the investigation), significant accounting judgments related to fair value of these contracts or products are reviewed and approved by a pricing oversight committee composed of senior managers of the Company.

•
We have implemented product-pricing procedures designed to ensure pricing consistency and to support the fair value estimates that are used in the revenue accounting processes in areas where contracts containing multiple elements are used or more complex products are sold. Such procedures include an internal pricing oversight committee that meets to review the pricing determinations on our more complex products. Our rate cards and product pricing calculators used to set product prices are now routinely reviewed by the pricing oversight committee, and we have put in place a process to update these pricing mechanisms based on third-party sales of our products and other data.

•
Our revenue recognition generally occurs upon product delivery or product initiation for subscription related revenue products. We have strengthened our controls over "evidence of delivery” in our systems and processes. Various delivery platforms, like online portal access, file sharing sites, and delivery via email have all been evaluated, and the controls have been strengthened for documenting and supporting evidence of delivery.

•
We have increased the number, experience level and skills of the personnel involved in accounting and revenue accounting and in the accounting policy group through hiring and improved training processes. This, in turn, has strengthened our overall internal controls over the revenue process and allowed us to include additional supervisory controls and interim and annual financial review controls, including a sub-certification process and a Disclosure Committee procedure.

Technical Accounting
In addition to deficiencies related to technical accounting for revenue, we identified a material weakness as it relates to the identification, evaluation and application of GAAP related to certain other technical accounting areas, such as accounting for equity-based compensation and capitalized software.  Management’s remediation efforts included the hiring of new finance personnel with the requisite skills and experience to identify and evaluate complex technical accounting issues and transactions, determine appropriate accounting treatment, and obtain the appropriate level of review and approval for accounting determinations. This includes a Chief Financial Officer and principal accounting officer; a Vice President of External Reporting and Revenue, a Director of External Reporting and Accounting Policy; and an Accounting Manager for External Reporting and Accounting Policy, SEC and Technical Accounting.  We also implemented more standardized processes and controls for the identification, evaluation, documentation and review of complex accounting transactions. As a result, we believe that this material weakness has been remediated as of December 31, 2017.
iii) Evaluation of Disclosure Controls and Procedures as of December 31, 2017
Our management, with the participation of our President and Executive Vice Chairman (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017. The term “disclosure controls and procedures” as so defined means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Management recognizes, nevertheless, that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the foregoing evaluations, our President and Executive Vice Chairman and Chief Financial Officer have concluded that as of December 31, 2017, due to the existence of certain remaining unremediated material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.
Notwithstanding the identified material weaknesses, management believes that the Consolidated Financial Statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented. Management’s belief is based on a number of factors, including, but not limited to:

(a)
the completion of the Audit Committee’s investigation and the substantial resources expended (including the use of external consultants) to respond to the findings and the resulting adjustments we made to our previously issued financial statements;

(b)	our internal review that identified certain additional accounting errors, leading to the adjustment of our previously issued financial statements;

(c)
based on the efforts in (a) and (b) above, we have updated, and in some cases corrected, our accounting policies and have applied these to our previously issued financial results and to our fiscal year 2015, 2016 and 2017 financial results; and

(d)	certain remediation actions we have undertaken to address the identified material weaknesses, as discussed above.
iv) Management’s Report on Internal Control Over Financial Reporting as of December 31, 2017
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive officer and principal financial officer and is effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the company are being made only in accordance with appropriate authorization of management and the Board; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projecting any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate due to changes in conditions, and the risk that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our President and Executive Vice Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of that evaluation, as well as factors identified during the Audit Committee investigation and the work undertaken by management and the Company's advisors, management has concluded that our internal control over financial reporting as of December 31, 2017 was not effective due to the existence of certain remaining unremediated material weaknesses in internal control over financial reporting described below. We have also described our remediation efforts related to these material weaknesses.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Revenue Accounting
In our evaluation, we identified various material weaknesses in our revenue accounting. The following identifies accounting control deficiencies that resulted in the material weaknesses noted as of December 31, 2017.

•
Our accounting for revenue contracts is complex and dependent on manual processes with many different accounting interfaces and on technologies that require updating to improve the accuracy and efficiency of our revenue accounting. We did not design and maintain adequate compensating controls to sufficiently mitigate these operational risks.

•	We did not design and maintain adequate controls to ensure that accounting for contracts in our international operations was sufficiently robust and timely.

•
We did not have adequate staffing resources to properly perform our revenue accounting and therefore we are overly reliant on external consultants to assist in the accounting for our revenue contracts.

The remediation efforts described under “Revenue Accounting” above in “Material Weaknesses Identified and Remedial Measures Implemented Following Audit Committee Investigation”, some of which are ongoing, were designed to address these internal control weaknesses.
Business Combinations and Asset Acquisitions
Our evaluation also concluded that we did not have effective controls over the Company’s accounting for significant business combinations or unique asset acquisitions. These material weaknesses primarily related to the following:

•	We did not have a sufficient complement of business and accounting personnel to fully evaluate, value and perform the analyses and ongoing accounting processes for these transactions;

•
We did not maintain adequate controls to ensure that key assumptions in the forecasts to support the value for these business combinations and asset acquisitions were properly developed, documented and supported; and

•
We did not maintain adequate controls to ensure that post-acquisition records were properly maintained in order to ensure appropriate accounting treatment pursuant to the agreements and in accordance with GAAP.

To strengthen our internal controls with respect to significant business combinations and other asset acquisitions, we have enhanced, and continue to refine, our processes, procedures and documentation pertaining to our approach to the initial and on-going accounting for business combinations. We have also implemented more detailed documentation requirements for assessing, valuing and accounting for these business combinations and significant asset acquisition transactions.
Financial Close and Reporting Process
Our evaluation also concluded that we did not design effective controls over the Company’s financial close and reporting process. The financial close and reporting process includes the accumulation and recording of our accounting transactions, the determination of period-end cutoff entries, the review and understanding of the reasons behind significant changes or fluctuations in financial statement line items and the review and approval of key account reconciliations. The material weaknesses primarily related to not maintaining adequate controls to enable the close process to be completed in a timely and accurate manner, which includes accurately estimating accruals and the overall preparation, review and understanding of our financial results.
In order to strengthen the internal controls with respect to our financial close and reporting processes, we have:

•	Increased the number, experience level and skills of the personnel involved in our general ledger and financial reporting functions through hiring and improved training programs.

•	Re-aligned our team and closing processes to ensure we can reduce the amount of time it takes to complete the close cycle.

•	Added additional corporate level reviews of our results within both domestic and international subsidiaries including more robust analysis of fluctuations.

•	Automated our processes relating to portions of significant accruals through our purchasing system.

•	Implemented additional internal management reporting to improve our ability to review, understand and analyze our financial results, trends and key performance metrics.

•	Enhanced and strengthened our documentation and review procedures relating to our key account reconciliations, including additional supervisory controls.
We expect to continue to enhance these actions until the material weaknesses are fully remediated.
Tax Processes
Our evaluation also concluded that the controls over the Company’s tax processes did not operate effectively. These processes include the accumulation of accounting and transactional information across the organization to determine the proper tax treatment for both GAAP accounting and statutory tax reporting in all jurisdictions where a tax return is required to be filed. These processes pertain to income taxes as well as other indirect taxes, such as sales tax, value added tax, and franchise taxes, and must be performed in a timely manner. The material weaknesses primarily related to the following:

•
We did not have a sufficient complement of personnel in our tax department with an appropriate level of knowledge and experience to timely perform all of the tasks necessary to evaluate and account for our tax related matters; and

•
The tax department is dependent on the timely receipt of detailed financial information (e.g. by jurisdiction, entity, contract, product, etc.) that forms the foundation of our tax computations and conclusions.  This information has not always been accurate and has been inconsistently available in a timely manner, requiring additional efforts by the tax department to ensure the timely and accurate execution of our tax processes.

In order to strengthen the internal controls with respect to our tax processes, we are:

•
In 2017, we hired additional tax personnel with the appropriate skill levels to ensure there are sufficient resources to timely execute controls.  We anticipate that we will continue to hire additional staff in 2018; and

•
We have engaged an external accounting firm to provide an additional layer of review over our tax reporting process, including the review of our quarterly and annual income tax provision calculations as well as our annual U.S. federal and material state income tax returns.

When fully implemented and operational, we believe all of the measures described above will remediate the deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address deficiencies or modify certain of the remediation measures described above. We expect that our remediation efforts, including design and implementation, will continue through 2018, with the goal to fully remediate all remaining weaknesses by year-end 2018.
The Company’s independent registered public accounting firm has audited the effectiveness of internal control over financial reporting as of December 31, 2017, and has issued a report thereon that is included elsewhere in this Annual Report on Form 10-K. The Company’s independent registered public accounting firms have audited, and issued unqualified opinions with respect to, the Company’s Consolidated Financial Statements for 2015, 2016 and 2017, which opinions are included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
v) Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 23, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2017. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management's assessment as set forth below, together with the combined material weaknesses in the COSO principles related to the (i) attracting, developing and retaining competent individuals and (ii) deploying control activities.

•
The Company entered into complex multiple-element revenue arrangements and the controls over the accounting for revenue is highly dependent on manual processes. The Company did not design and maintain adequate compensating controls to address these risks, including ensuring adequate contract reviews were performed.

•
The Company did not have adequate staffing resources to ensure revenue recorded was accurate and complete and was overly reliant on external consultants to assist in the accounting for complex revenue arrangements.

•
The Company did not design and maintain adequate controls to ensure that accounting for contracts in its international operations was sufficiently robust and timely and that international contracts were accounted for in accordance with the Company’s policies and US GAAP.

•	The Company failed to maintain adequate controls to ensure that account reconciliations for revenue and revenue-related accounts were accurately and timely performed, reviewed and analyzed.

•
The Company did not have a sufficient compliment of business and accounting personnel to fully evaluate, value and perform the analysis and ongoing processes for the accounting for business combinations, including ensuring that key assumptions in the forecasts were adequately developed, documented and supported.

•
The Company did not maintain adequate controls over the financial close and reporting process to enable the close process to be completed in a timely and accurate manner, which includes accurately estimating accruals and the overall preparation, review and analysis of the financial results.

•
The Company did not have a sufficient compliment of personnel in their tax department with an appropriate level of knowledge and experience to timely perform a review and execute controls over the preparation of the tax provision.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

McLean, VA
March 23, 2018

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
The names of our current executive officers and directors and their ages, positions and biographies are set forth below. Also included for our directors is information regarding their service on other public company boards, and their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board of Directors ("Board"). This information is as of March 15, 2018.

Name	Age	Position
William Livek	63	President and Executive Vice Chairman
Gregory Fink	51	Chief Financial Officer and Treasurer
Carol DiBattiste	66	General Counsel & Chief Compliance, Privacy and People Officer
Christopher Wilson	51	Chief Revenue Officer
Daniel Hess	49	Chief Product Officer
Joseph Rostock	55	Chief Information and Technology Operations Officer
Susan Riley (1)(2)(3)(5)	59	Chair of the Board of Directors
Gian Fulgoni	70	Chairman Emeritus
Jacques Kerrest (1)(3)	71	Director
Michelle McKenna-Doyle (3)(5)	52	Director
Wesley Nichols (2)(4)(5)	53	Director
Paul Reilly (2)(3)(5)	61	Director
Brent Rosenthal (2)(4)	46	Director
Bryan Wiener (1)(4)	47	Director

(1)	Member of Nominating and Governance Committee

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

(4)	Member of Special Committee

(5)	Member of CEO Search Committee
Executive Officers and Executive Director
William (Bill) Livek has served as our President and Executive Vice Chairman since January 2016. Mr. Livek previously served as Vice Chairman and Chief Executive Officer of Rentrak Corporation from June 2009 until the Company’s acquisition of Rentrak in January 2016. From December 2008 until June 2009, Mr. Livek was founder and Chief Executive Officer of Symmetrical Capital, an investment and consulting firm. From February 2007 until December 2008, he was Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Solutions, Inc., a provider of information, analytical and marketing services, and was co-President of Experian’s subsidiary Experian Research Services from October 2004 to February 2007. He holds a B.S. degree in Communications Radio/Television from Southern Illinois University. Mr. Livek brings substantial industry experience and audience measurement expertise to our Board.
Gregory A. Fink has served as our Chief Financial Officer and Treasurer since October 2017 and previously served as our Executive Vice President, Finance since joining the Company earlier in October 2017. Prior to joining the Company, Mr. Fink was the Senior Vice President, Controller and Chief Accounting Officer at Fannie Mae, a government-sponsored enterprise in the mortgage industry, since 2011. Mr. Fink holds a B.S. in Business Administration with an accounting emphasis from San Diego State University and is a Certified Public Accountant.

Carol DiBattiste has served as our General Counsel & Chief Privacy and People Officer since January 2017 and as our Chief Compliance Officer since April 2017. Ms. DiBattiste previously held positions at the U.S. Department of Veterans Affairs with the Board of Veterans' Appeals as Executive in Charge and Vice Chairman from August 2016 to January 2017, and Senior Advisor for Appeals Modernization, Office of the Secretary, from May 2016 to August 2016. Prior to that, Ms. DiBattiste served as Executive Vice President, Chief Legal, Privacy, Security, and Administrative Officer of Education Management Corporation, an operator of for-profit post-secondary educational institutions, from March 2013 through March 2016. She also served as Executive Vice President, General Counsel and Chief Administrative Officer of Geeknet, Inc., an online retailer, from April 2011 through March 2013. Ms. DiBattiste holds an L.L.M., Law from the Columbia University School of Law, a J.D. from Temple University School of Law, and a B.A., Sociology-Criminal Justice from LaSalle University.
Christopher Wilson has served as our Chief Revenue Officer since June 2017. Mr. Wilson previously served as our Executive Vice President, Commercial from January 2016 to June 2017. Prior to joining the Company, Mr. Wilson served as President, National Television at Rentrak Corporation from 2010 until the Company’s merger with Rentrak in January 2016. Mr. Wilson holds a Bachelor’s Degree in Broadcast Communications from Southern Illinois University, Carbondale.
Daniel Hess has served as our Chief Product Officer since January 2018. Mr. Hess previously served as our Executive Vice President, Products from September 2016 to December 2017. Prior to joining the Company, Mr. Hess served as an investor in and advisor to start-ups in digital media and marketing, software service and e-commerce. Previously, Mr. Hess served as Chief Corporate Development Officer of Rewards Network, a loyalty marketing and financial services company, from January 2014 to December 2014. Prior to that, Mr. Hess was Chief Executive Officer, Director and Co-Founder of Local Offer Network, Inc., a technology and marketing services company, from January 2010 to October 2013. Mr. Hess holds a B.A., Psychology from the University of Rochester.
Joseph Rostock has served as our Chief Information Officer since September 2017, and as our Chief Information and Technology Operations Officer since January 2018. Mr. Rostock is also the Principal and Founder of AllosLogic, an advisory and executive management services provider founded in 2017. Prior to joining the Company, Mr. Rostock served as Chief Technology Officer of Inovalon, Inc., a cloud-based analytics platform provider, from 2013 to 2017. Mr. Rostock holds a B.A., Radio, Television and Film from Temple University and also completed graduate studies in Computer Science at St. Joseph’s University.
Non-Executive Directors
Susan Riley has served as Chair of our Board since September 2017 and a director since June 2017. Ms. Riley previously served as Chief Financial Officer of Eastern Outfitters, LLC (formerly Vestis Retail Group LLC), a private equity-owned retail holding company for Bob's Store, Eastern Mountain Sports, and Sport Chalet, from December 2014 to October 2016. Prior to that, Ms. Riley served as Executive Vice President of Finance and Administration for The Children’s Place, an apparel company, from January 2007 to February 2011. In addition to her service on our Board, Ms. Riley has also served on the board of directors for Essendant, a wholesale distributor of workplace products, since 2012. Ms. Riley holds a B.S. in Accounting from The Rochester Institute of Technology and an MBA from Pace University. She was formerly licensed as a Certified Public Accountant in the State of New York. Ms. Riley brings significant financial and operational, including turnaround, leadership experience to our Board.
Gian M. Fulgoni, one of our co-founders, has served as Chairman Emeritus of our Board since November 2017.  Dr. Fulgoni previously served as our Chief Executive Officer from August 2016 to November 2017, Chairman Emeritus from March 2014 to August 2016, and Executive Chairman from September 1999 to March 2014.  Dr. Fulgoni has served on the board of directors of PetMed Express, Inc., an online retailer, since 2002 and previously served on its board from August 1999 to November 2000.  Dr. Fulgoni holds an honorary Doctor of Science and an M.A. in Marketing from the University of Lancaster and a B.Sc. in Physics from the University of Manchester. As a co-founder of the Company with substantial industry experience, Dr. Fulgoni is a valued asset to our Board.
Jacques Kerrest has served as a director since June 2017. Mr. Kerrest has served as Executive Vice President and CFO of Intelsat S.A., a communications satellite services provider, since February 2016. Prior to his appointment at Intelsat, he held executive-level roles at numerous leading technology and communications companies, including ActivIdentity Corporation, Virgin Media Inc., Harte-Hanks Corporation and Chancellor Broadcasting Company. Previously, Mr. Kerrest served on the boards of directors of several public companies. Mr. Kerrest received his Master of Science Degree from Faculté des Sciences Économiques in Paris, France, and a Masters of Business Administration from Institut D’Etudes Politiques De Paris in Paris, France as well as the Thunderbird School of Global Management in Glendale, Arizona. Mr. Kerrest’s deep financial expertise and background enable him to bring valuable perspective to our Board.
Michelle McKenna-Doyle has served as a director since October 2017. Ms. McKenna-Doyle has served as Senior Vice President and Chief Information Officer of the National Football League since September 2012. She has served on the board of directors of RingCentral, Inc., a leading provider of global enterprise cloud communications and collaboration solutions, since March 2015, and Quotient Technology, a digital promotions and media company, since October 2017. She previously served on the board of directors of Insperity, Inc., a professional employer organization, from April 2015 to August 2017. Ms. McKenna-Doyle holds a B.S. in Accounting from Auburn University and an MBA from the Crummer Graduate School of Business at Rollins College. She was formerly licensed as a Certified Public Accountant in the State of Georgia. Ms. McKenna-Doyle brings global technology management and senior leadership experience to our Board.
Wesley Nichols has served as a director since October 2017. Since January 2017, he has served as a Board Partner at Upfront Ventures, a venture capital firm. Mr. Nichols was the Senior Vice President, Strategy of Neustar, Inc., a global provider of real-time information services and analytics from December 2015 until February 2017. Mr. Nichols co-founded MarketShare, LLC, a provider of advanced analytic solutions and software, in 2005 and served as its Chief Executive Officer from January 2005 until its acquisition by Neustar in December 2015. Mr. Nichols has served on the board of directors of BJ’s Restaurants, Inc. since December 2013, and the board of directors of TrueCar, Inc., an automotive pricing and information website, since November 2016. He holds a B.A. from Randolph-Macon College and an M.A. from Johns Hopkins University. Mr. Nichols brings extensive experience in the technology and analytics industries to our Board.
Paul Reilly has served as a director since October 2017. Mr. Reilly served as an Executive Vice President of Arrow Electronics, Inc. through his retirement in January 2017, and previously had served as its Executive Vice President, Finance and Operations, and Chief Financial Officer from 2001 through May 2016, and Head of Global Operations from 2009 through May 2016. He has served as a director of Cabot Microelectronics Corporation, a chemical mechanical planarization company, since March 2017, and Assurant, Inc., an insurance company, since June 2011. He has a B.S. in Accounting from St. John’s University and is a Certified Public Accountant. Mr. Reilly brings financial expertise and operational experience to our Board.
Brent D. Rosenthal has served as a director since January 2016.  Mr. Rosenthal is the Founder of Mountain Hawk Capital Partners, LLC., an investment fund focused on small and microcap equities in the technology, media, telecom (TMT) and food industries.  Mr. Rosenthal has been the Non-Executive Chairman of the board of directors of RiceBran Technologies, a food company, since July 2016. He has also served on the board of directors of SITO Mobile, Ltd., a mobile location-based media platform, since August 2016, and as Non-Executive Chairman of its board of directors since June 2017.  Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016.  Mr. Rosenthal served as the Non-Executive Chairman of Rentrak Corporation from 2011 to 2016. He was Special Advisor to the board of directors of Park City Group from November 2015 to February 2018. Mr. Rosenthal earned his B.S. from Lehigh University and MBA from the S.C. Johnson Graduate School of Management at Cornell University.  He is an inactive Certified Public Accountant. Mr. Rosenthal brings to our Board financial expertise and experience in the media industry.
Bryan Wiener has served as a director since October 2017. He currently serves as Executive Chairman of 360i, a digital marketing agency, and previously served as CEO from 2005 to 2013. Prior to that, Mr. Wiener was Co-CEO of Innovation Interactive, the privately held parent company of 360i and digital media SaaS provider IgnitionOne, from 2004 until it was acquired by Dentsu in 2010. Mr. Wiener’s experience in the digital media and marketing industry allows him to bring valuable perspective and operational experience to our Board.
Agreement with Starboard Value LP
Messrs. Nichols, Reilly and Wiener and Ms. McKenna-Doyle were each appointed to our Board in 2017 pursuant to an agreement we entered into on September 28, 2017 with Starboard Value LP and certain of its affiliates (collectively, “Starboard”). Pursuant to the agreement with Starboard and as previously disclosed, Messrs. Nichols, Reilly and Wiener and Ms. McKenna-Doyle will also be nominated for election at our next annual meeting of stockholders.
Involvement in Certain Legal Proceedings
As described above, Ms. Riley previously served as Executive Vice President of Finance and Administration for The Children’s Place, an apparel company, from January 2007 to February 2011, and as Chief Financial Officer of Vestis Retail Group, LLC, a private equity-owned retail holding company, from December 2014 to October 2016. In March 2008, Hoop Holdings LLC, a subsidiary of The Children’s Place, filed for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. In April 2016, Vestis Retail Group, LLC also filed for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires that certain of our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Such executive officers, directors and greater than 10% beneficial owners are required to furnish us with copies of all of these forms that they file. Certain employees of our Company hold a power of attorney to enable such individuals to file ownership and change in ownership forms on behalf of our executive officers and directors.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2015, 2016 and 2017, all filing requirements applicable to our executive officers, directors, greater than 10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934 were timely met, except for the following reports:

Date Filed	Form	Name of Filer	Description
February 20, 2015	4	Michael Brown	Filing related to two transactions occurring on February 11, 2015.
March 6, 2015	4	Magid Abraham	Filing related to two transactions occurring on February 18, 2015 and two transactions occurring on February 28, 2015.
March 27, 2015	4	Michael Brown	Filing related to one transaction occurring on March 23, 2015.
August 20, 2015	4	Melvin Wesley, III	Filing related to two transactions occurring on August 15, 2015.
February 18, 2016	4	Melvin Wesley, III	Filing related to two transactions occurring on February 15, 2016.
February 18, 2016	4	Magid Abraham	Filing related to two transactions occurring on February 15, 2016.
February 18, 2016	4	Michael Brown	Filing related to two transactions occurring on February 15, 2016.
February 18, 2016	4	Gian Fulgoni	Filing related to two transactions occurring on February 15, 2016.
February 18, 2016	4	Christiana Lin	Filing related to two transactions occurring on February 15, 2016.
February 18, 2016	4	Serge Matta	Filing related to two transactions occurring on February 15, 2016.
February 18, 2016	4	Cameron Meierhoefer	Filing related to two transactions occurring on February 15, 2016.
February 18, 2016	4	William Livek	Filing related to one transaction occurring on February 15, 2016.
March 4, 2016	3/A	William Engel	Filing related to initial statement of beneficial ownership of securities on January 29, 2016.
March 4, 2016	3/A	Patricia Gottesman	Filing related to initial statement of beneficial ownership of securities on January 29, 2016.
March 4, 2016	3/A	William Livek	Filing related to initial statement of beneficial ownership of securities on January 29, 2016.
March 4, 2016	3/A	Brent Rosenthal	Filing related to initial statement of beneficial ownership of securities on January 29, 2016.
August 15, 2016	4	David Chemerow	Filing related to one transaction occurring on August 5, 2016.
December 13, 2017	4	Gian Fulgoni	Filing related to one transaction occurring on November 13, 2017.
CODE OF BUSINESS CONDUCT AND ETHICS
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer or controller. The full text of our Code of Business Conduct and Ethics is posted under “Corporate Governance” on the Investor Relations section on our website at www.comscore.com. We intend to disclose any amendments to our Code of Business Conduct and Ethics or waivers thereto that apply to our principal executive officer, principal financial officer or principal accounting officer or controller by posting such information on the same website.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in our proxy statement for our 2015 annual meeting of stockholders.

AUDIT COMMITTEE
We have a separately-designated Audit Committee of our Board established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.
The Audit Committee is currently composed of Susan Riley (Chair), Jacques Kerrest, Michelle McKenna-Doyle and Paul Reilly. Although the Company’s Common Stock is not currently listed on The Nasdaq Stock Market (“Nasdaq”), the Company has endeavored to continue to operate in accordance with Nasdaq rules. To that end, the Board has determined that each of Ms. Riley, Mr. Kerrest, Ms. McKenna-Doyle and Mr. Reilly are independent within the meaning of the requirements of applicable SEC and Nasdaq rules. The Board has also determined that each of Ms. Riley, Mr. Kerrest, Ms. McKenna-Doyle and Mr. Reilly are audit committee financial experts, as currently defined under the SEC rules. Designation or identification of a person as an audit committee financial expert does not impose any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and the Board in the absence of such designation or identification. We believe that the composition and functioning of our Audit Committee complies with all applicable requirements of Nasdaq and SEC rules and regulations.
The Audit Committee operates under a written charter adopted by our Board, a copy of which is available under “Corporate Governance” on the Investor Relations section of our website at www.comscore.com.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis (“CD&A”) provides information regarding our executive compensation philosophy, the elements of our executive compensation program, and the factors that were considered in the compensation actions and decisions for our named executive officers during 2015, 2016 and 2017. This CD&A should be read together with the compensation tables and related disclosures set forth elsewhere in this 10-K.
While this CD&A and the accompanying compensation tables and related disclosures provide information for each of 2015, 2016 and 2017, to a certain extent this CD&A does not contain information regarding the overarching philosophy, policies and practices that ordinarily would influence the design of our executive compensation program and the decisions affecting our named executive officers for 2016 and 2017, given the extraordinary circumstances we faced during those years. We have, in part, disclosed such information in Current Reports on Form 8-K filed with the SEC during the period from February 2016 to the date of this 10-K.
Named Executive Officers
Our named executive officers for the year ended December 31, 2015 were:

•	Serge Matta, our then Chief Executive Officer;

•	Melvin Wesley III, our then Chief Financial Officer;

•	Cameron Meierhoefer, our then Chief Operating Officer;

•	Christiana Lin, our then Executive Vice President, General Counsel and Chief Privacy Officer; and

•	Michael Brown, our then Chief Technology Officer.
Our named executive officers for the year ended December 31, 2016 were:

•	Gian Fulgoni, our then Chief Executive Officer (as of August 5, 2016);

•	Serge Matta, our former Chief Executive Officer (until August 5, 2016);

•	David Chemerow, our then Chief Financial Officer (as of August 5, 2016);

•	Melvin Wesley III, our former Chief Financial Officer (until August 5, 2016);

•	William Livek, our President and Executive Vice Chairman (as of January 29, 2016);

•	Cameron Meierhoefer, our then Chief Operating Officer; and

•	Michael Brown, our then Chief Technology Officer.
Our named executive officers for the year ended December 31, 2017 were:

•	William Livek, our President and Executive Vice Chairman;

•	Gian Fulgoni, our former Chief Executive Officer (until November 13, 2017);

•	Gregory Fink, our Chief Financial Officer (as of October 17, 2017);

•	David Kay, our former Interim Chief Financial Officer (from September 10, 2017 until October 16, 2017);

•	David Chemerow, our former Chief Financial Officer (until September 8, 2017);

•	Carol DiBattiste, our General Counsel & Chief Compliance, Privacy and People Officer (as of January 23, 2017);

•	Christiana Lin, our former Executive Vice President, General Counsel and Chief Privacy Officer (until January 23, 2017); and

•	Michael Brown, our former Chief Technology Officer (until July 7, 2017).
Overview
Investigation and Restatement
As discussed elsewhere in this 10-K, in February 2016 the Audit Committee of our Board commenced an internal investigation, with the assistance of outside advisors, into certain of our accounting practices, disclosures and internal control matters. The Audit Committee subsequently concluded that (i) our previously issued, unaudited financial statements for the quarters ended March 31, June 30, and September 30, 2015, (ii) our previously issued, audited financial statements for the years ended December 31, 2014 and 2013, and (iii) our preliminary, unaudited financial statements for the quarter and year ended December 31, 2015, should no longer be relied upon.
As a result of the Audit Committee investigation, we have restated selected financial data for the years ended December 31, 2014 and 2013. We have also restated certain data for the quarters ended March 31, June 30, and September 30, 2015, and we have adjusted data previously furnished on Form 8-K for the year ended December 31, 2015. For more information regarding the restatement and adjustment, refer to Item 6, Selected Financial Data.
During the Audit Committee investigation and subsequent restatement and audit process, we were delayed in filing our periodic reports with the SEC. As a result, while our actions and decisions relating to executive compensation during 2015 were undertaken as part of our regular executive compensation review, we did not file a Compensation Discussion and Analysis or any other compensation-related information contemplated by Item 402 of Regulation S‑K for those 2015 actions and decisions. Consequently, those actions and decisions are discussed and analyzed as part of this CD&A, together with our actions and decisions for 2016 and 2017.
Further, as a result of our delay in filing periodic reports with the SEC, we temporarily stopped granting equity awards to our directors and employees (including our executive officers) in 2016, and our equity incentive plan expired in March 2017. We also restricted our directors and employees (including our executive officers) from trading in our Common Stock during our delay in filing periodic reports with the SEC. Our inability to grant equity awards and set targets for the financial measures used in our incentive compensation plans directly affected our compensation decisions for executive officers in 2016 and 2017. Our 2016 and 2017 compensation decisions were also impacted by the significant changes in our executive team described below. These changes led to a more individualized, situational approach to executive compensation in 2016 and 2017, with decisions driven more by specific hiring and retention needs than by a holistic evaluation of our executive compensation program and corporate performance for the respective year.
Senior Executive Changes During 2016
In January 2016, we completed our merger with Rentrak, resulting in Rentrak becoming a wholly owned subsidiary of the Company. In connection with the merger, former Rentrak directors William Engel, Patricia Gottesman and Brent Rosenthal were appointed to our Board of Directors and William Livek, the Chief Executive Officer of Rentrak, became our President and Executive Vice Chairman, effective January 29, 2016.
Effective August 5, 2016, our Board of Directors appointed our co-founder, Gian Fulgoni, as our Chief Executive Officer and David Chemerow as our Chief Financial Officer. On the same date, Serge Matta transitioned from Chief Executive Officer to Executive Vice Chairman and Advisor to the Chief Executive Officer, and Melvin Wesley transitioned from Chief Financial Officer to Executive Vice President. Mr. Matta and Mr. Wesley subsequently resigned from the Company effective October 10, 2016.
Senior Executive Changes During 2017
Effective January 23, 2017, our Board of Directors appointed Carol DiBattiste as our General Counsel and Chief Privacy and People Officer (later expanded to General Counsel and Chief Compliance, Privacy and People Officer). Christiana Lin resigned as our Executive Vice President, General Counsel and Chief Privacy Officer on the same date. Michael Brown departed as our Chief Technology Officer on July 7, 2017.
On September 8, 2017, Mr. Chemerow resigned as our Chief Financial Officer. Our Board of Directors appointed David Kay of CrossCountry Consulting LLC (“CrossCountry”) (our accounting consultant) to serve as our Interim Chief Financial Officer following Mr. Chemerow’s departure. Mr. Kay served as Interim Chief Financial Officer until the appointment of Gregory Fink as our Chief Financial Officer effective October 17, 2017. Mr. Fink also assumed the role of principal accounting officer on December 5, 2017.
On October 25, 2017, we announced that Dr. Fulgoni would retire as our Chief Executive Officer on January 31, 2018. Dr. Fulgoni later accelerated his retirement date to November 13, 2017. Since Dr. Fulgoni’s retirement, Mr. Livek has acted as principal executive officer of the Company. Effective December 6, 2017, Cameron Meierhoefer stepped down as our Chief Operating Officer.
Compensation Committee Composition During 2015, 2016 and 2017
Throughout 2015, our Compensation Committee was composed of William Henderson, Chairman, and members William Katz and Russell Fradin. In January 2016, Patricia Gottesman joined the Compensation Committee. Ms. Gottesman subsequently resigned as a director and member of the Compensation Committee in November 2016. In October 2016, Mr. Katz also resigned as a director and member of the Compensation Committee.
Mr. Henderson and Mr. Fradin continued to serve as members of the Compensation Committee until their resignation as directors and members of the Compensation Committee on September 10, 2017. The Compensation Committee was reconstituted on October 3, 2017, with Paul Reilly appointed as Chairman and Wesley Nichols, Susan Riley and Brent Rosenthal appointed as members. The Compensation Committee is currently composed of Mr. Reilly, Mr. Nichols, Ms. Riley and Mr. Rosenthal.
Our Executive Compensation Philosophy
The objective of our compensation programs for our employees, including our executive officers, is to attract and retain top talent and to ensure that the total compensation paid is fair and reasonable relative to the competitive nature of our industry. Our compensation programs are designed to motivate and reward employees for achievement of positive business results and to promote and enforce accountability.
Prior to the Audit Committee investigation in 2016, our Compensation Committee was guided by the following goals and principles in establishing compensation arrangements for our executive officers:

•
Further Align Stockholder Interests and Promote Achievement of Strategic Objectives. To further align our executive officers’ interests with those of our stockholders, the Compensation Committee believed that compensation arrangements should be tied to Company performance and growth in the value of our Common Stock.

•
Promote Achievement of Financial Goals. The Compensation Committee believed that executive compensation should be dependent on the achievement of our financial goals. Historically the Compensation Committee sought to establish target levels for our performance-based incentive compensation opportunities that were aligned with the financial targets we disclosed to stockholders.

•
Reward Superior Performance. The Compensation Committee believed that total compensation for an executive officer should be both competitive and tied to pre-established financial goals and strategic objectives, and performance exceeding target levels should be appropriately rewarded.

•
Attract and Retain Top Talent. The Compensation Committee believed that compensation arrangements should be sufficient to allow us to attract, retain and motivate executive officers with the skills and talent needed to manage our business successfully. To this end, the Compensation Committee took into consideration factors such as market analyses, experience, alternative market opportunities, and consistency with the compensation paid to others within our organization.

While the Compensation Committee continued to be guided by these principles when addressing executive compensation matters during the Audit Committee investigation and subsequent restatement and audit process, the unique and challenging circumstances we encountered in 2016 and 2017 also influenced the design of compensation arrangements for our executive officers as we sought to maintain normal business operations during a period of significant uncertainty.
Following the Audit Committee investigation, our Board of Directors and the Compensation Committee determined that ensuring our executive officers prioritize and maintain a “tone at the top” that emphasizes a strong, ethical corporate culture - as well as rigorous compliance and internal controls - is an additional principle that should guide our executive compensation actions and decisions. The Compensation Committee included these objectives in its evaluation of our executive compensation program for 2017.
Compensation-Setting Process
Guided by our compensation philosophy, our Compensation Committee has generally sought to:

•
compensate our executive officers at levels at or near the median of the competitive market (as represented by our compensation peer group for the relevant period), with individual exceptions on a case-by-case basis;

•	appropriately link executive officers’ compensation to our performance and the value we deliver to our stockholders; and

•	ensure that executive officers’ compensation is equitable relative to the compensation paid to other professionals within the Company.
Overall, we seek to maintain a performance-oriented culture with compensation opportunities that reward our executive officers when we achieve or exceed our goals and objectives, while putting a significant portion of their target total direct compensation opportunities at risk in the event that our goals and objectives are not achieved.
Compensation-Setting Process in 2015
In 2015, the Compensation Committee used both quantitative and qualitative performance measures to motivate our executive officers to achieve our financial goals and strategic objectives. These performance measures included quantitative metrics such as specific financial measures with pre-established target levels, as well as more qualitative metrics such as developing a high-performance culture, providing leadership to the organization, demonstrating forward-thinking, and managing organizational resources. Actions and decisions regarding executive compensation for 2015 were made in the ordinary course, prior to the commencement of the Audit Committee investigation in February 2016.
Compensation-Setting Process in 2016 and 2017
The Compensation Committee’s 2016 and 2017 executive compensation actions and decisions were dramatically impacted by our inability to grant equity awards and set targets for the financial measures used in our incentive compensation plans during the Audit Committee investigation and subsequent restatement and audit process, as well as the significant changes in our executive team as described above. As a result, 2016 and 2017 compensation decisions were made largely on an individualized, case-by-case basis, taking into consideration the situation that confronted the Company at the time that we needed to appoint a new executive officer, address the circumstances relating to a departing executive officer, or respond to the incentive and retention challenges that were presented for continuing executive officers.

Role of Compensation Committee
The members of our Compensation Committee are appointed by our Board of Directors to oversee our executive compensation program. At all times during 2015, 2016 and 2017, the Compensation Committee was composed entirely of directors who were “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Exchange Act Rule 16b-3, and “independent directors” under the listing standards of the Nasdaq Stock Market.
Pursuant to its charter, the Compensation Committee approves, oversees and interprets our executive compensation program and related policies and practices, including our equity program and other compensation and benefits programs. The Compensation Committee is also responsible for establishing the compensation packages of our executive officers and ensuring that our executive compensation program is consistent with our compensation philosophy and corporate governance guidelines.
Generally, each year the Compensation Committee takes the following actions in the discharge of its responsibilities:

•
reviews the corporate goals and objectives of, and performance of and total compensation earned by or awarded to, our principal executive officer, independent of input from our principal executive officer;

•
examines the performance of our other executive officers with assistance from our principal executive officer and approves total compensation packages for them that it believes to be appropriate and consistent with those generally found in the marketplace for executives in comparable positions;

•	regularly holds executive sessions without management present; and

•
engages a compensation consultant to review our executive compensation policies and practices, provide analysis of the competitive market for executive compensation, and make recommendations regarding the elements of our executive officer compensation packages.

As part of its decision-making process, the Compensation Committee evaluates comparative compensation data, including base salary, short-term and long-term incentive compensation (including equity awards) and other compensation components from similarly situated companies. Historically, the Compensation Committee has determined the target total direct compensation opportunities for each executive officer after considering the following key factors:

(i)	how much we would be willing to pay to retain the executive officer;

(ii)	how much we would expect to pay in the marketplace to replace the executive officer;

(iii)	how much the executive officer could otherwise command in the employment marketplace;

(iv)	past performance, as well as the strategic value of the executive officer’s future contributions; and

(v)	internal parity.
In 2015, 2016 and 2017, the Compensation Committee also considered the recommendations of our then Chief Executive Officer, who periodically reviewed competitive market data, individual performance, and changes in roles or responsibilities of our other executive officers and proposed adjustments to their executive compensation packages based on this review. (The Chief Executive Officer did not and does not participate in discussions or make recommendations with respect to his or her own compensation.) By evaluating the comparative compensation data in light of the foregoing factors, the Compensation Committee sought to tailor its compensation decisions to the specific needs and responsibilities of the particular position, and the unique qualifications of the individual executive officer.
For 2015, generally, the Compensation Committee referenced the 50th percentile of the competitive market as contained in the executive compensation analysis prepared by its compensation consultant (as described below) when evaluating the individual compensation elements for our executive officers, as it believed this positioning would reflect the then-current market conditions and be consistent with industry practices in the technology sector. In deciding to reference this market position, the Compensation Committee also considered such factors as our stage of development, our size and characteristics (based on both headcount and operations and balance sheet characteristics), and the expected future characteristics of our business relative to our compensation peer group. In addition to the factors described above, the Compensation Committee also considered each executive officer’s seniority, position and functional role, level of responsibility, and accomplishments against personal and group objectives. Finally, the Compensation Committee considered the market for corresponding positions within comparable geographic areas and industries as well as the state of our business and our cash flows.
Due to the commencement of the Audit Committee investigation in February 2016, the continuation of the restatement and audit process through 2017, and significant executive team changes in 2016 and 2017, the Compensation Committee did not undertake its regular annual review of our executive compensation program and each individual executive officer’s compensation during the first quarter of 2016 or 2017. Instead, compensation actions and decisions for our named executive officers for 2016 and 2017 were taken as described below.
Role of Compensation Consultant
The Compensation Committee is authorized to retain the services of one or more executive compensation advisors from time to time, as it determines in its discretion, in connection with the discharge of its responsibilities. During 2015, 2016 and 2017, the Compensation Committee retained the services of Compensia, Inc., a national compensation consulting firm (“Compensia”), for this purpose. Compensia served at the discretion of and reported directly to the Compensation Committee. Compensia did not provide any services to us or our management in 2015, 2016 or 2017 other than those provided to the Compensation Committee and Board of Directors as described below.
In 2015, Compensia assisted the Compensation Committee by providing the following services:

•	reviewing our compensation peer group;

•	analyzing the compensation of our executive officers;

•	reviewing and analyzing market data related to our executive officers’ base salaries, short-term incentives, and long-term incentive compensation levels;

•	evaluating equity plan design and structures; and

•	reviewing our Compensation Discussion and Analysis.
In 2016, Compensia assisted the Compensation Committee and Board of Directors by providing the following services:

•	reviewing the compensation of our then Board Chair, Board of Directors and Lead Independent Director;

•	reviewing the compensation of our executive officers;

•	reviewing and analyzing severance and post-employment compensation arrangements for our executive officers;

•	preparing an analysis of certain equity awards and other compensation practices for our then Chief Executive Officer;

•	conducting a study of compensation recovery policies among the companies in our compensation peer group; and

•	reviewing and analyzing compensation practices in connection with the appointment of a new Chief Executive Officer.
In 2017, Compensia assisted the Compensation Committee by providing the following services:

•	reviewing our compensation peer group;

•	reviewing and analyzing market data related to the base salaries, short-term incentives, and long-term incentive compensation levels of our then Chief Executive Officer and other executive officers;

•	reviewing and analyzing severance and post-employment compensation arrangements for certain executive officers;

•	evaluating equity plan design, metrics and pending equity award value and share usage; and

•	reviewing our Compensation Discussion and Analysis.
Compensia ceased providing services to the Compensation Committee in September 2017, after which time the Compensation Committee retained Meridian Capital Partners, LLC (“Meridian”) to assist in the discharge of its responsibilities. Meridian serves at the discretion of and reports directly to the Compensation Committee. Meridian did not provide any services to us or our management in 2017 other than those provided to the Compensation Committee and Board of Directors as described below.
In 2017, Meridian assisted the Compensation Committee and Board of Directors by providing the following services:

•	reviewing key considerations for the Compensation Committee in overseeing our executive compensation program;

•	analyzing market data related to the base salaries, short-term incentives, and long-term incentive compensation levels of our executive officers;

•	reviewing the compensation of our new Board Chair and the Board of Directors, as well as the compensation paid to directors for Board committee service; and

•	evaluating equity plan design and metrics for future years.
The prior Compensation Committee (serving until September 2017) considered all relevant factors relating to the independence of Compensia, including but not limited to applicable SEC rules and Nasdaq listing standards on compensation consultant independence, and concluded that the work performed by Compensia did not raise any conflict of interest in 2015, 2016 or 2017. The current Compensation Committee (as reconstituted in October 2017) has considered all relevant factors relating to the independence of Meridian, including but not limited to applicable SEC rules and Nasdaq listing standards on compensation consultant independence, and has concluded that the work performed by Meridian did not raise any conflict of interest in 2017.
Competitive Market Data
In October 2014, consistent with our compensation philosophy, the Compensation Committee requested that Compensia review our compensation peer group and recommend any appropriate updates. Compensia recommended an update to the peer group based on management input as to companies with whom we competed for executive talent. At the time of the update, all of the companies in the compensation peer group were providers of digital marketing intelligence or related analytical products and services, marketing services and solutions or survey services. After discussions with the Compensation Committee and management, as well as its own analysis, Compensia recommended and the Compensation Committee used the following compensation peer group throughout 2015. At the time the Compensation Committee evaluated the 2015 peer group, our revenue approximated the 40th percentile and our market capitalization approximated the 75th percentile of the peer group.

Bazaarvoice	LivePerson
BroadSoft	LogMeIn
Constant Contact	MicroStrategy
Conversant	Millenial Media
Dealertrack Technologies	Neustar
DHI Group	Synchronoss Technologies
Digital River	Web.com Group
Liquidity Services	WebMD Health
Using data collected from these companies, as well as data from Radford executive compensation surveys for similarly-sized companies (with revenues ranging from half to twice our revenues), Compensia prepared a report for the Compensation Committee in February 2015 that analyzed the target total direct compensation levels of our executive officers against the competitive market.
In November 2015, the Compensation Committee again requested that Compensia review our compensation peer group and recommend any appropriate updates resulting from changes to our financial characteristics and those of our peer companies, as well as to take into consideration the possible completion of our merger with Rentrak in early 2016. After discussions with the Compensation Committee and management, as well as its own analysis, Compensia recommended and the Compensation Committee approved the following compensation peer groups for use in evaluating executive officer compensation in 2016. At the time the Compensation Committee evaluated the 2016 peer group (prior to closing the Rentrak merger), our revenue approximated the median and our market capitalization approximated the 70th percentile of the pre-merger peer group.

Pre-Merger Peer Group

BroadSoft	Marketo
Constant Contact	MicroStrategy
Cornerstone OnDemand	Neustar
CoStar Group	Proofpoint
Demandware	Synchronoss Technologies
Imperva	Web.com Group
LogMeIn	WebMD Health

Post-Merger Peer Group

CoStar Group	NetSuite
FactSet Research Systems	Neustar
Fair Isaac	Synchronoss Technologies
Fortinet	Ultimate Software Group
j2 Global	Web.com Group
LogMeIn	WebMD Health
MicroStrategy
The Compensation Committee also used data from the above companies, together with data regarding recently hired chief executives from similarly-sized public technology companies, to evaluate the compensation of the Company’s then Chief Executive Officer in late 2016 and early 2017.
In February 2017, the Compensation Committee once again requested that Compensia review our compensation peer group and recommend any appropriate updates, including the replacement of peers that had been acquired or were no longer appropriate from a size or business focus perspective. After discussions with the Compensation Committee and management, as well as its own analysis, Compensia recommended and the Compensation Committee selected the following compensation peer group for use in 2017. At the time the Compensation Committee evaluated the 2017 peer group, our revenue approximated the median and our market capitalization approximated the 40th percentile of the peer group.

2U	New Relic
BroadSoft	Progress Software
Cornerstone OnDemand	Proofpoint
CoStar Group	Synchronoss Technologies
Fair Isaac	TiVo
Imperva	Ultimate Software Group
j2 Global	Web.com Group
LogMeIn	WebMD Health
MicroStrategy
Using data collected from these companies, as well as data from Radford executive compensation surveys for similarly-sized companies (with revenues ranging from half to twice our revenues), Compensia, and later Meridian, prepared reports for the Compensation Committee in 2017 that analyzed the compensation levels of certain executive officers against the competitive market.
Stockholder Advisory Vote on Executive Compensation
We conducted a non-binding stockholder advisory vote on the compensation of our named executive officers (known as a “say-on-pay” vote) for the year ended December 31, 2014 at our 2015 Annual Meeting of Stockholders. While our stockholders expressed support for the 2014 compensation of our named executive officers, with approximately 67 percent of the votes cast for approval of this proposal, this result was lower than the support for our named executive compensation for the prior year.
Because of the Audit Committee investigation and subsequent restatement and audit process, we did not conduct a say-on-pay vote in 2016 or 2017, nor did the Compensation Committee conduct a comprehensive review of our executive officer compensation for those years in the context of the say-on-pay vote results from 2015. In evaluating executive compensation for future years, the Compensation Committee intends to consider the results of upcoming say-on-pay votes and other feedback from our stockholders, as well as critiques from stockholder advisory firms.
Executive Compensation Elements
Our executive compensation program has historically consisted of three primary elements: base salary, annual incentive compensation opportunities and long-term incentive compensation opportunities. We also offer health and welfare benefits and certain separation-related benefits. Although we have not had a formal policy for allocating executive compensation among the primary compensation elements, the Compensation Committee has sought to provide compensation opportunities that were consistent with our compensation philosophy of further aligning executive and stockholder interests, promoting achievement of our financial goals and strategic objectives, rewarding superior performance, and attracting and retaining top talent.
To this end, base salary decisions in 2015, 2016 and 2017 were guided primarily by our objective of attracting and retaining top executive talent. As in prior years, we used base salary to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as to reflect competitive market practice. In contrast to base salary, our other direct compensation elements (both annual and long-term incentives) were historically distributed in the form of equity awards. The Compensation Committee believed that by using equity to compensate our executive officers for completing the objectives in our annual operating plan, and then by positioning them to share in the long-term results of their efforts, we could further align their interests with our stockholders and promote achievement of our strategic and financial goals. The Compensation Committee is evaluating the appropriate vehicles and metrics for incentive compensation in 2018 and future years.
As discussed above, we temporarily stopped granting equity awards to our directors and employees, including our executive officers, in 2016. This decision was due to our delay in filing periodic reports with the SEC and was not the result of a change in our compensation philosophy at that time. Subsequently, our equity incentive plan expired in March 2017, and we have not made any equity awards to directors or employees, including our executive officers, since expiration. The Compensation Committee intends to resume using equity to compensate our directors and employees, including our executive officers, after we regain compliance with our SEC reporting obligations and have a new equity plan in place. This may include consideration of compensation opportunities lost during the period that we were unable to grant equity awards in 2016 and 2017.

Executive Compensation Actions and Decisions for 2015
Base Salary
In February 2015, the Compensation Committee reviewed the base salaries of our executive officers in the context of our overall merit increase structure, and increased the annualized base salaries of the named executive officers as follows:

Name	2014	Percentage Increase	2015
Serge Matta	$475,000	4.5%	$496,376
Melvin Wesley III	320,000	4.5%	334,400
Cameron Meierhoefer	353,000	4.5%	368,885
Christiana Lin	333,000	4.5%	347,985
Michael Brown	305,800	0.1%	306,000
Annual Incentive Compensation
In 2015, we provided annual incentive compensation opportunities to our named executive officers payable (to the extent earned) entirely in shares of our Common Stock. Pursuant to these award opportunities, the named executive officers could earn shares of our Common Stock based on corporate and individual performance, subject to continued employment through the award date.
Target Annual Incentive Award Opportunities. In February 2015, the Compensation Committee established target annual incentive award opportunities for each of our named executive officers. These target annual incentive award opportunities were determined by the Compensation Committee after consideration of the executive compensation analysis prepared by Compensia, the recommendations of Mr. Matta (our then Chief Executive Officer) except with respect to his own award, and the other factors described above. The target annual incentive award opportunities of our named executive officers for 2015 were as follows:

Name	Target Annual Incentive Award Opportunity	Maximum Annual Incentive Award Opportunity
Serge Matta	$700,000	$1,400,000
Melvin Wesley III	250,800	501,600
Cameron Meierhoefer	276,664	553,328
Christiana Lin	260,989	521,978
Michael Brown	229,500	459,000
As reflected in the table above, each named executive officer was eligible to receive an award with a value from zero to 200% of his or her target annual incentive award opportunity, contingent on our actual performance for the year and, with the exception of Mr. Matta, achievement of individual performance objectives.
Weighting of Target Annual Incentive Award Opportunities. The target annual incentive award opportunity for Mr. Matta was based entirely on our annual corporate performance objectives (as described below), each of which was equally weighted. The target annual incentive award opportunities for our other named executive officers were weighted as follows:

Name	Corporate Revenue	Corporate Adjusted EBITDA	Individual Performance
Melvin Wesley III	50%	25%	25%
Cameron Meierhoefer	50%	25%	25%
Christiana Lin	25%	25%	50%
Michael Brown	50%	25%	25%
Annual Incentive Corporate Performance Objectives. In February 2015, the Compensation Committee selected revenue and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as the corporate performance measures for our 2015 annual incentive awards. The Compensation Committee believed these performance measures were appropriate for our business because they provided a balance between generating revenue, managing our expenses, and growing our business - factors that the Compensation Committee believed would most directly influence long-term stockholder value and were key drivers in our 2015 operating plan. For purposes of the annual incentive awards, Adjusted EBITDA was calculated as net income or loss plus income taxes, amortization of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, depreciation, and interest and other expense (income).
The threshold, target, overachievement and maximum performance levels for each of these corporate performance measures were as follows:

Performance Measure	Threshold Performance (50%)	Target Performance (100%)	Overachievement Performance (150%)	Maximum Performance (200%)
Revenue	$360.0 million	$372.4 million	$378.9 million	$387.1 million
Adjusted EBITDA	$80.0 million	$88.5 million	$93.2 million	$101.8 million
The Compensation Committee established the performance levels for each of these measures at levels that it believed to be challenging, but attainable, through the successful execution of our annual operating plan. In addition, each of these performance levels was assigned a payment amount commensurate with the reward that the Compensation Committee, in its judgment, believed was reasonable and appropriate for those results. The Compensation Committee determined that no payment would be made with respect to a performance measure if our actual achievement was less than the threshold level established for that measure. For actual achievement between performance levels, payments were to be calculated for each measure on a linear basis.
Annual Incentive Individual Performance Objectives. In addition to corporate performance objectives, the annual incentive awards for our named executive officers other than Mr. Matta were also based on achievement against individual performance objectives. Individual performance objectives for each named executive officer were established at the beginning of the year in discussions with Mr. Matta. These objectives could be quantitative or qualitative goals, depending on organizational priorities, and were focused on key departmental or operational objectives or functions. Most of these objectives were intended to provide a set of common goals that facilitated collaborative management and engagement, although a named executive officer could also be assigned personal goals. In all cases, the individual performance objectives were intended to be challenging, but attainable, and designed to produce annual incentive awards that reflected meaningful performance requirements.
The individual performance objectives for our named executive officers in 2015 were as follows:

•
Mr. Wesley: Improve financial operational visibility, build finance and accounting organizational effectiveness and engagement, improve continuity with external service providers, and strengthen investor relations functions and outcomes.

•	Mr. Meierhoefer: Establish frameworks for consolidating and aligning organization, launch and integration of various products, and technology infrastructure development.

•
Ms. Lin: Develop and train teams in successful closure of strategic commercial and corporate deals, implement process, system, and operational improvements within the legal and human resources teams, and develop and shape programs supporting a culture of management and leadership within the human resources team.

•	Mr. Brown: Organizational development, launch and integration of various products, and infrastructure development.
Annual Incentive Performance Results and Payments. In February 2016, the Compensation Committee reviewed our preliminary financial results for 2015 and determined that the corporate performance objectives had been achieved as follows:

Performance Measure	Target Performance	Preliminary Performance (1)	Attainment Level (Interpolated)
Revenue	$372.4 million	$368.8 million	85%
Adjusted EBITDA	$88.5 million	$95.0 million	160%

(1)
As discussed above, the Company has restated certain financial data for the quarters ended March 31, June 30 and September 30, 2015 and has determined that the preliminary financial statements furnished for the quarter and year ended December 31, 2015 should no longer be relied upon. The Compensation Committee’s determinations regarding 2015 performance, and the issuance of related incentive awards, were made prior to the Audit Committee investigation and subsequent adjustment of our 2015 results.

Following its review of our preliminary financial performance, the Compensation Committee considered the individual performance of each named executive officer. Mr. Matta reviewed each named executive officer’s performance and submitted his recommendations to the Compensation Committee regarding the appropriate level of achievement of individual performance objectives. Upon review of these recommendations, the Compensation Committee determined that the individual performance objectives of each named executive officer had been attained at the following levels:

Name	Individual Performance Attainment Level
Melvin Wesley III	100%
Cameron Meierhoefer	80%
Christiana Lin	100%
Michael Brown	90%
Based on the above results, the Compensation Committee approved the following annual incentive awards for our named executive officers for 2015, which awards were issued in the form of fully vested shares of our Common Stock in February 2016:

Name	Target Annual Incentive Award ($)	Actual Annual Incentive Award (S)	Actual Annual Incentive Award (Shares) (1)	Actual Annual Incentive Award vs. Target (%)
Serge Matta	$700,000	$859,804	24,152	123%
Melvin Wesley III	250,800	270,326	7,594	108%
Cameron Meierhoefer	276,664	284,371	7,988	103%
Christiana Lin	260,989	290,780	8,168	111%
Michael Brown	229,500	241,630	6,788	105%

(1)
The number of shares of our Common Stock was determined by dividing the dollar value of the award by the closing market price of our Common Stock as reported on the Nasdaq Global Select Market on February 12, 2016, which was $35.60 per share.

Long-Term Incentive Compensation
Long-term incentive (“LTI”) compensation opportunities for our named executive officers for 2015 were divided into two components, performance-based LTI and time-based LTI, in order to balance performance and retention considerations. Target LTI award opportunities for our named executive officers for 2015 were as follows:

Name	Performance-Based LTI Opportunity	Time-Based LTI Opportunity	Total LTI Opportunity
Serge Matta	$700,000	$700,000	$1,400,000
Melvin Wesley III	450,000	300,000	750,000
Cameron Meierhoefer	450,000	300,000	750,000
Christiana Lin	450,000	300,000	750,000
Michael Brown	300,000	300,000	600,000
Performance-Based Long-Term Incentive Awards. In February 2015, the Compensation Committee provided LTI compensation opportunities to our named executive officers payable (to the extent earned) entirely in shares of our Common Stock. As discussed below, the number of shares earned was to be determined based entirely on corporate performance. The target performance-based LTI award opportunities for our named executive officers for 2015 were as follows:

Name	Target LTI Award Opportunity	Maximum LTI Award Opportunity
Serge Matta	$700,000	$1,400,000
Melvin Wesley III	450,000	900,000
Cameron Meierhoefer	450,000	900,000
Christiana Lin	450,000	900,000
Michael Brown	300,000	600,000
Shares earned pursuant to these award opportunities were to be issued in 2016 upon certification of our performance results for 2015. Earned shares were to vest as follows, subject to continued service through each vesting date:

•	One-third of the shares would vest in 2016, on the date of determination by the Compensation Committee of our performance results for 2015;

•	One-third of the shares would vest in 2017, on the first anniversary of the determination date; and

•	One-third of the shares would vest in 2018, on the second anniversary of the determination date.
In February 2015, the Compensation Committee selected revenue and Adjusted EBITDA as the corporate performance measures for the performance-based LTI awards. The Compensation Committee believed these performance measures were appropriate for our business because they provided a balance between generating revenue, managing our expenses, and growing our business. Adjusted EBITDA was calculated for purposes of the performance-based LTI awards in the same manner as for our annual incentive awards (as described above), and the Compensation Committee used the same threshold, target, overachievement and maximum performance levels. The Compensation Committee weighted the performance measures equally, with 50% of the shares subject to the awards to be earned based on revenue achievement and 50% of the shares to be earned based on Adjusted EBITDA achievement, subject to the vesting requirements described above.
As discussed under “Annual Incentive Performance Results and Payments” above, in February 2016 the Compensation Committee determined that the corporate performance objectives were achieved at the 85% attainment level for revenue, and at the 160% attainment level for Adjusted EBITDA. Based on these results, the Compensation Committee approved the following performance-based LTI awards for our named executive officers, which awards were issued in the form of restricted stock unit (“RSU”) awards with respect to our Common Stock in February 2016:

Name	Target LTI Award ($)	Actual LTI Award ($)	Actual LTI Award (Shares) (1)	Actual LTI Award vs. Target (%)
Serge Matta	$700,000	$859,804	24,152	123%
Melvin Wesley III	450,000	552,731	15,526	123%
Cameron Meierhoefer	450,000	552,731	15,526	123%
Christiana Lin	450,000	552,731	15,526	123%
Michael Brown	300,000	368,487	10,351	123%

(1)
The number of shares of our Common Stock was determined by dividing the dollar value of the award by the closing market price of our Common Stock as reported on the Nasdaq Global Select Market on February 12, 2016, which was $35.60 per share.

As described above, one-third of the shares vested on the date of issuance in February 2016, with the remaining shares scheduled to vest in equal annual installments in 2017 and 2018 subject to continued service through each vesting date.
Time-Based Long-Term Incentive Awards. In February 2015, following consultation with Compensia and a review of competitive market data, the Compensation Committee decided to include a time-based equity component in our 2015 LTI program to support our retention objectives. The purpose of these awards was to ensure that each of our named executive officers had a minimum amount of time-based equity to be earned over a multi-year period subject to continued service with us. The Compensation Committee approved the following time-based equity awards for our named executive officers, which were issued in the form of RSU awards with respect to our Common Stock in February 2016 as follows:

Name	Time-Based LTI Award ($)	Time-Based LTI Award (Shares) (1)
Serge Matta	$700,000	19,663
Melvin Wesley III	300,000	8,427
Cameron Meierhoefer	300,000	8,427
Christiana Lin	300,000	8,427
Michael Brown	300,000	8,427

(1)
The number of shares of our Common Stock was determined by dividing the dollar value of the award by the closing market price of our Common Stock as reported on the Nasdaq Global Select Market on February 12, 2016, which was $35.60 per share.

One-third of the shares underlying each time-based equity award vested on the date of issuance in February 2016, with the remaining shares scheduled to vest in equal annual installments in 2017 and 2018 subject to continued service through each vesting date.
Executive Compensation Actions and Decisions for 2016
As discussed above, due to the commencement of the Audit Committee investigation in February 2016, the Board of Directors decided to forgo the annual review of our executive compensation program as conducted by the Compensation Committee. Consequently, the Compensation Committee did not perform a programmatic review of our executive compensation program, or each individual compensation element, during the first quarter of the year as had been its practice in prior years. As a result, except as described below, the Compensation Committee did not conduct its annual review of the base salaries of our executive officers, make any routine adjustments to their base salary levels, or establish formal annual or long-term incentive award opportunities for our executive officers during 2016.
Livek Appointment
Upon completion of the merger with Rentrak on January 29, 2016, Mr. Livek, the former Chief Executive Officer of Rentrak, was appointed as our President and Executive Vice Chairman. In connection with his appointment, the Compensation Committee approved the following initial compensation arrangements for Mr. Livek:

•	An annual base salary in the amount of $435,000;

•	An RSU award for 10,000 shares of our Common Stock, to vest in three equal annual installments in February 2017, 2018 and 2019, subject to continued service through each vesting date;

•	Participation in our incentive compensation programs for our executive officers as approved from time to time by the Board of Directors; and

•	A Change of Control and Severance Agreement with the Company, the material terms and conditions of which are described under “Payments Upon Termination or Change in Control” below.
The Compensation Committee approved these arrangements after consideration of an analysis prepared by its compensation consultant and discussion with Mr. Matta, other members of the Board of Directors, and Company counsel.
Subsequently, Mr. Livek’s annual base salary was increased to $443,700 effective April 1, 2016 in connection with a merit adjustment for Rentrak employees.
Extension of Stock Option Post-Termination Exercise Period
In April 2016, after considering the potential impact of our delay in filing periodic reports with the SEC on the exercisability of outstanding stock options held by our employees, our Board of Directors approved an extension of the exercisability of outstanding stock options for all of our employees in the event of a cessation of their employment prior to our regaining compliance with SEC reporting requirements. As a result, any employees who departed from the Company while holding exercisable stock options prior to our regaining compliance with SEC reporting obligations were given an additional 180 days following such compliance to exercise their options, subject to any earlier expiration date in their individual award agreements. Mr. Matta, Mr. Wesley, Ms. Lin, Mr. Brown, and Mr. Chemerow, all of whom departed from the Company while holding exercisable stock options, are eligible to take advantage of this option extension. For each of these extensions, the Company recognized incremental stock-based compensation expense in the year of termination of employment, as reflected in the compensation tables set forth elsewhere in this 10-K.
Chief Executive Officer Transition
Effective August 5, 2016, our Board of Directors appointed Dr. Fulgoni as our Chief Executive Officer. At the same time, Mr. Matta transitioned from Chief Executive Officer to our Executive Vice Chairman and Advisor to the Chief Executive Officer. No changes were made to either individual’s compensation at the time of these changes.

Subsequently, Mr. Matta resigned from the Company for “good reason” (as defined in his 2014 Change of Control and Severance Agreement) effective October 10, 2016. On November 3, 2016, we entered into a Separation Agreement and General Release with Mr. Matta, pursuant to which he will receive payments equal to his then-current annual base salary for a period of 24 months from his separation date, as well as payment of premiums for eligible continuation healthcare coverage for the same period. These payments and benefits are consistent with the payments and benefits contemplated by Mr. Matta’s 2014 Change of Control and Severance Agreement in the event of a termination of employment for good reason.
Chief Financial Officer Transition
Effective August 5, 2016, our Board of Directors appointed Mr. Chemerow as our Chief Financial Officer. At the same time, Mr. Wesley transitioned from Chief Financial Officer to our Executive Vice President. Mr. Chemerow had previously served as our Chief Revenue Officer since joining us following the Rentrak merger, and he received an RSU award for 10,000 shares of our Common Stock in that prior role (with such award to vest in two equal installments in February 2017 and 2018, subject to continued service through each vesting date).
In connection with Mr. Chemerow’s appointment as our Chief Financial Officer, the Compensation Committee approved the following compensation arrangements for him:

•	An annual base salary in the amount of $345,000;

•	An RSU award for 35,000 shares of our Common Stock, to vest in four equal annual installments in August 2017, 2018, 2019 and 2020, subject to continued service through each vesting date;

•	Participation in our incentive compensation programs for our executive officers as approved from time to time by the Board of Directors; and

•
A Change of Control and Severance Agreement with the Company, which was later superseded by a Separation and General Release Agreement, dated September 8, 2017 (described under “Executive Compensation Actions and Decisions for 2017” below).

The Compensation Committee approved these arrangements after consideration of an analysis prepared by its compensation consultant and discussion with Company counsel.
Subsequently, Mr. Wesley resigned from the Company for “good reason” (as defined in his 2014 Change of Control and Severance Agreement) effective October 10, 2016. On that date, we agreed to issue 3,300 shares of our Common Stock to Mr. Wesley in consideration for the same number of shares subject to a vested RSU award held by him (previously undelivered due to our delay in filing periodic reports with the SEC). On November 4, 2016, we entered into a Separation Agreement and General Release with Mr. Wesley, pursuant to which he received payments equal to his then-current annual base salary for a period of 15 months from his separation date, as well as payment of premiums for eligible continuation healthcare coverage for the same period. These payments and benefits are consistent with the payments and benefits contemplated by Mr. Wesley’s 2014 Change of Control and Severance Agreement in the event of a termination of employment for good reason.
Cash Bonuses
In March 2017, after considering the recommendations of Dr. Fulgoni (our then Chief Executive Officer), as well as input from Compensia, the Compensation Committee approved cash bonus awards for certain named executive officers as set forth below:

Name	Performance Component	Incentive Component	Total
David Chemerow	$64,834	$100,000	$164,834
Cameron Meierhoefer	57,408	100,000	157,408
Michael Brown	45,900	100,000	145,900
The portion of each named executive officer’s bonus labeled “Performance Component” was determined by the Compensation Committee based on an evaluation of that individual’s performance during 2016. In the case of Mr. Chemerow, the Compensation Committee considered his contributions in managing our finance/accounting organization during a period of great stress and change for the Company. For Mr. Meierhoefer and Mr. Brown, the Compensation Committee considered their contributions to organizational development, product and capability development, and technology infrastructure during a period of great stress and change for the Company. The portion of each named executive officer’s bonus labeled “Incentive Component” was designed to be consistent with the value of the time-based equity incentive awards granted in previous years (first year vesting) in light of the Compensation Committee’s inability to grant equity and the named executive officers’ inability to trade in our Common Stock during our delay in filing periodic reports with the SEC. The Compensation Committee did not award any bonus for achievement of Company financial objectives for 2016.

Executive Compensation Actions and Decisions for 2017
Due to the ongoing restatement and audit process in 2017, the Compensation Committee did not establish formal annual or long-term incentive award opportunities for our executive officers for 2017. We also continued to experience significant changes to our executive team in 2017. As a result, except as described below, the Compensation Committee did not conduct a programmatic review of our executive compensation program for 2017 and instead based its executive compensation decisions on specific hiring and retention needs.
General Counsel Transition
Effective January 23, 2017, Ms. DiBattiste was appointed as our General Counsel and Chief Privacy and People Officer (later expanded to General Counsel and Chief Compliance, Privacy and People Officer). On the same date, Ms. Lin resigned as our Executive Vice President, General Counsel and Chief Privacy Officer and transitioned to a consulting role with the Company.
Ms. DiBattiste’s appointment included the following initial compensation arrangements:

•	An annual base salary in the amount of $350,000;

•	A sign-on bonus in the amount of $200,000, paid in equal installments in April 2017 and July 2017;

•	An RSU award equal to $1,000,000, to be granted after the Company regains compliance with its SEC reporting obligations and has a valid equity plan in place;

•	Participation in our incentive compensation programs for our executive officers as approved from time to time by the Board of Directors; and

•	A Change of Control and Severance Agreement with the Company, the material terms and conditions of which are described under “Payments Upon Termination or Change in Control” below.
In connection with Ms. Lin’s resignation, we entered into a Separation and General Release Agreement with Ms. Lin, pursuant to which she received payments equal to her then-current base salary for a period of 12 months, commencing on February 2, 2017, as well as payment of premiums for eligible continuation healthcare coverage for the same period. These payments and benefits are consistent with the payments and benefits contemplated by Ms. Lin’s Change of Control and Severance Agreement.
We also entered into a Consulting Agreement with Ms. Lin, pursuant to which Ms. Lin agreed to assist the Company during a transition period and to be available for additional assistance and cooperation. Ms. Lin received a consulting fee of $83,333 per month during her consulting term, which began on February 2, 2017 and ended on August 2, 2017.
Chief Executive Officer Compensation
In February 2017, the Compensation Committee and Dr. Fulgoni agreed that Dr. Fulgoni would not receive any additional cash compensation for his service as our Chief Executive Officer in 2016 and 2017. Instead, the Compensation Committee agreed that Dr. Fulgoni would receive a long-term equity incentive award equal to $3,000,000 in time-based RSUs, to be issued after the Company regains compliance with its SEC reporting obligations and has a valid equity plan in place. The Compensation Committee agreed to provide for annual vesting of the award over three years, retroactive to Dr. Fulgoni’s appointment as Chief Executive Officer in August 2016, with accelerated vesting of the RSUs in the event of a change in control of the Company or if Dr. Fulgoni were not reelected as a director at the end of his current term. The Compensation Committee made these decisions after consideration of analyses prepared by, and discussions with, its compensation consultant.
Base Salary Changes
In April 2017, the Compensation Committee reviewed the base salaries of our executive officers (other than Dr. Fulgoni) in the context of competitive market data and the executive officers’ roles and responsibilities within the Company. After consideration of an analysis prepared by its compensation consultant, and the recommendations of Dr. Fulgoni, the Compensation Committee increased the annualized base salaries of certain named executive officers as follows:

Name	Previous Salary	Percentage Increase	New Salary
David Chemerow	$345,780	4.0%	$359,611
Carol DiBattiste	350,000	10.0%	385,000
Michael Brown	306,000	8.0%	330,480
Chief Technology Officer Transition
In June 2017, we announced a reorganization of our technology and product team pursuant to which Mr. Brown, our Chief Technology Officer, transitioned from his executive officer role effective July 7, 2017 but continued to assist the Company as a consultant for three months to facilitate the reorganization.

In connection with the reorganization, we entered into a Separation and General Release Agreement with Mr. Brown, pursuant to which he will receive payments equal to his then-current base salary for a period of 12 months from July 7, 2017, as well as payment of premiums for eligible continuation healthcare coverage for the same period. These payments and benefits are consistent with the payments and benefits contemplated by Mr. Brown’s Change of Control and Severance Agreement.
We also entered into a Consulting Agreement with Mr. Brown, pursuant to which Mr. Brown agreed to assist the Company during a transition period from July 10, 2017 until October 13, 2017. Mr. Brown received a consulting fee of $50,000 per month during his consulting term.
Chief Financial Officer Transition
On September 8, 2017, Mr. Chemerow resigned as our Chief Financial Officer. We entered into a Separation and General Release Agreement with Mr. Chemerow, pursuant to which he will receive payments totaling approximately $650,000, payable over a 17-month period, as well as payment of premiums for eligible continuation healthcare coverage for up to 18 months and continued vesting of his outstanding RSU awards through August 2020.
Following Mr. Chemerow’s resignation, our Board of Directors appointed Mr. Kay to serve as our Interim Chief Financial Officer effective September 10, 2017. Mr. Kay received no direct compensation for serving as Interim Chief Financial Officer. Instead, the Company entered into an interim services agreement with CrossCountry, of which Mr. Kay is a managing partner, to pay CrossCountry $60,000 per month during the term of the interim services agreement. Mr. Kay’s term as Interim Chief Financial Officer ended on October 16, 2017, after which he has continued to provide consulting services to the Company on behalf of CrossCountry.
Our Board of Directors appointed Mr. Fink as our Chief Financial Officer effective October 17, 2017. In connection with Mr. Fink’s appointment, the Compensation Committee approved the following compensation arrangements for him:

•	An annual base salary in the amount of $390,000;

•	A sign-on bonus in the amount of $800,000 in RSUs, to be granted after the Company regains compliance with its SEC reporting obligations and has a valid equity plan in place;

•	A prorated bonus for 2017 based on a target of 75% of his base salary for 2017;

•	Beginning in 2018, participation in our incentive compensation programs for our executive officers as approved from time to time by the Board of Directors; and

•	A Change of Control and Severance Agreement with the Company, the material terms and conditions of which are described under “Payments Upon Termination or Change in Control” below.
Special Bonus
On September 26, 2017, our Board of Directors approved a special performance and retention bonus for Ms. DiBattiste, our General Counsel and Chief Compliance, Privacy and People Officer, in recognition of her extraordinary efforts in reaching settlement terms in certain of our outstanding litigation. The first $500,000 installment of the special bonus was paid in October 2017, and the second was paid in January 2018. The final installment will be paid in September 2018, subject to Ms. DiBattiste’s continued employment through the payment date.
Chief Executive Officer Retirement
On October 25, 2017, we announced that Dr. Fulgoni would retire as our Chief Executive Officer (“CEO”) on January 31, 2018 and would not stand for reelection to our Board of Directors when his current term ends. Dr. Fulgoni later accelerated his CEO retirement date to November 13, 2017.
In connection with Dr. Fulgoni’s retirement, we entered into a Retirement and Transition Services Agreement pursuant to which Dr. Fulgoni will continue to serve as a member of our Board of Directors until the earlier of a permanent, full-time successor CEO taking office or our next annual meeting of our stockholders. Dr. Fulgoni was also named Chairman Emeritus, and he will serve as Special Advisor to the Chair of the Board and the CEO following the conclusion of his service on the Board of Directors. As Special Advisor, Dr. Fulgoni will provide assistance and cooperation to the Company, our Board of Directors, and our senior management team until November 13, 2018, including in the search for and selection of his successor.
The Board of Directors agreed to provide Dr. Fulgoni with the following compensation and benefits pursuant to the Retirement and Transition Services Agreement:

•	All accrued salary and accrued and unused paid time off earned through his retirement date;

•	Payment of premiums for eligible continuation healthcare coverage for up to 18 months from his retirement date;

•	Vesting in full (on his retirement date) of all outstanding RSU awards previously granted under our equity incentive plan; and

•
Issuance of $4,000,000 in fully vested RSUs as compensation for his services as CEO from August 2016 through his retirement date (for which he had not otherwise been separately compensated), subject to the Company’s compliance with SEC reporting requirements.

In approving this arrangement, the Board of Directors considered the previous analyses and deliberations by the Compensation Committee described under “Chief Executive Officer Compensation” above.
Cash Bonuses
In March 2018, the Compensation Committee approved cash bonus awards for certain named executive officers as set forth below:

Name	Bonus Amount
William Livek	$444,000
Gregory Fink	73,125
Carol DiBattiste	308,000
Each named executive officer’s bonus was determined by the Compensation Committee based on an evaluation of that individual’s performance during 2017. In the case of Mr. Livek, the Compensation Committee considered his leadership and contributions in maintaining normal business operations during a time of great change for the Company, particularly following Dr. Fulgoni's retirement in 2017. For Mr. Fink, the Compensation Committee considered his effectiveness in managing our finance/accounting organization and driving to completion of our multi-year audit process. (Mr. Fink's bonus was prorated for his October 2017 start date.) Finally, for Ms. DiBattiste, the Compensation Committee considered her contributions and leadership in addressing the litigation, compliance and governance matters we faced in 2017.
Other Compensation Elements
Benefits and Perquisites
We provide the following health and welfare benefits to our executive officers on the same basis as our other U.S. employees:

•	medical and dental insurance;

•	life insurance;

•	short-term and long-term disability insurance; and

•	a 401(k) plan with a company matching feature.
These benefits are consistent with those offered by other companies, including those with whom we compete for executive talent.
In general, we do not provide significant perquisites or other personal benefits to our executive officers, and we do not view perquisites and personal benefits as a material element of our executive compensation program. We occasionally provide benefits, however, for retention purposes or to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations.
Change of Control and Severance Agreements
Our executive officers are parties to agreements that provide for certain payments and benefits to them in the event of a termination of their employment or a change in control of the Company. We believe these arrangements are valuable retention tools that are particularly necessary in an industry, such as ours, where there is frequent market consolidation. We recognize that it is possible that we may be subject to a change in control, and that this possibility could result in a sudden departure or distraction of our key executive officers to the detriment of our business. We believe that these arrangements help to encourage and maintain the continued focus and dedication of our executive officers to their assigned duties to maximize stockholder value, notwithstanding the possibility or occurrence of a change in control of the Company. We also believe that these arrangements are competitive with arrangements offered to senior executives at companies with whom we compete for executive talent and are necessary to attract and retain critical members of management. These arrangements do not contain any tax reimbursement or tax “gross up” provisions for our executive officers.
The material terms and conditions of our executive change of control and severance agreements are discussed under “Payments Upon Termination or Change in Control” below.

Other Compensation Policies
Hedging Prohibition
We have adopted and maintain a formal policy that prohibits hedging and similar transactions to ensure that the members of our leadership team (including our executive officers) and the non-employee members of our Board of Directors bear the full risks of ownership of our Common Stock.
Pledging Prohibition
We have adopted and maintain a formal policy that prohibits the pledging of our equity securities as collateral for loans to ensure that a foreclosure on such securities would not trigger inadvertent insider trading violations.
Compensation Risk Assessment
Our Compensation Committee and management have considered whether our current compensation programs for employees create incentives for excessive or unreasonable risks that could have a material adverse effect on the Company. This has included consideration of the Audit Committee investigation findings and the internal control weaknesses identified by management as of December 31, 2017, as described in Item 9A of this 10-K, as well as our plans to specify maximum payouts for incentive compensation, use multiple performance metrics and measurement periods, and require Compensation Committee review and validation of results and payouts for 2018 and future years. We believe that our compensation programs, as currently designed, are consistent with practices for our industry and that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. In structuring future compensation programs and decisions, the Compensation Committee will continue to monitor whether our risk management objectives are being met with respect to incentivizing our employees.
Tax and Accounting Implications
Deductibility of Executive Compensation
Generally, Section 162(m) of the Internal Revenue Code disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers. Pursuant to tax law changes effective in 2018, these executive officers will include a public company’s chief executive officer, chief financial officer, and each of the three other most highly-compensated executive officers whose compensation is required to be disclosed to stockholders under the Securities Exchange Act of 1934 in any taxable year. In making compensation decisions, the Compensation Committee considers the potential effects of Section 162(m) on the compensation paid to our named executive officers.
Accounting for Stock-Based Compensation
We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our stock-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSU awards, based on the grant date fair value of these awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an award recipient is required to render service in exchange for the award.
As discussed above under “Executive Compensation Actions and Decisions for 2016,” we recognized incremental stock-based compensation expense in 2016 and 2017 in connection with an extension of the exercisability of outstanding stock options during our delay in filing periodic reports with the SEC, consistent with ASC Topic 718.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this 10-K with the Company’s management. Based its review of, and discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this 10-K for the fiscal year ended December 31, 2017 for filing with the Securities and Exchange Commission.
Compensation Committee
Paul Reilly, Chairman
Wesley Nichols
Susan Riley
Brent Rosenthal

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.
2015 Summary Compensation Table
The following table sets forth summary information concerning compensation for the following persons: (i) our principal executive officer during 2015, (ii) our principal financial officer during 2015, and (iii) the next three most highly compensated executive officers during 2015, all of whom were serving as executive officers as of December 31, 2015. We refer to these persons as our “named executive officers” for 2015 elsewhere in this 10-K. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)(7)	Total ($)
Serge Matta Chief Executive Officer	2015 2014 2013	495,852 466,594 382,512	2,100,000 8,008,208 2,981,384	(2)	- 8,547,430 -	3,182 3,137 3,077	2,599,034 17,025,369 3,366,973
Melvin Wesley III Chief Financial Officer	2015 2014	332,780 107,897	1,000,800 2,374,921	(3)	- 1,899,427	3,182 846	1,336,762 4,383,092
Cameron Meierhoefer Chief Operating Officer	2015 2014 2013	367,098 342,333 315,750	1,026,664 2,491,271 1,411,262	(4)	- 1,899,427 -	1,636 1,950 1,929	1,395,398 4,734,981 1,728,941
Christiana Lin Executive Vice President, General Counsel and Chief Privacy Officer	2015 2014	346,299 322,833	1,010,989 2,476,271	(5)	- 1,899,427	2,204 2,073	1,359,492 4,700,604
Michael Brown Chief Technology Officer	2015	305,983	829,500	(6)	-	2,630	1,138,113

(1)
Amounts represent the aggregate grant date fair value of stock and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 13 to the Consolidated Financial Statements included in Item 8 of this 10-K.

(2)
(a) Includes a target performance-based annual incentive with a fair value of $700,000 (maximum opportunity of $1,400,000) computed in accordance with FASB ASC Topic 718, to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives. On February 15, 2016, an annual incentive award of $859,804 was granted following Compensation Committee review of preliminary 2015 results. (b) Includes a target performance-based long-term incentive with a fair value of $700,000 (maximum opportunity of $1,400,000) computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $859,804 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above. (c) Includes a time-based long-term incentive award with a fair value of $700,000 computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date. Mr. Matta’s employment ended effective October 10, 2016.

(3)
(a) Includes a target performance-based annual incentive with a fair value of $250,800 (maximum opportunity of $501,600) computed in accordance with FASB ASC Topic 718, to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual incentive award of $270,326 was granted following Compensation Committee review of preliminary 2015 results. (b) Includes a target performance-based long-term incentive with a fair value of $450,000 (maximum opportunity of $900,000) computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $552,731 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above. (c) Includes a time-based long-term incentive award with a fair value of $300,000 computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date. Mr. Wesley’s employment ended effective October 10, 2016.

(4)
(a) Includes a target performance-based annual incentive with a fair value of $276,664 (maximum opportunity of $553,328) computed in accordance with FASB ASC Topic 718, to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual award of $284,371 was granted following Compensation Committee review of preliminary 2015 results. (b) Includes a target performance-based long-term incentive with a fair value of $450,000 (maximum opportunity of $900,000) computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $552,731 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above. (c) Includes a time-based long-term incentive award with a fair value of $300,000 computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date.

(5)
(a) Includes a target performance-based annual incentive with a fair value of $260,989 (maximum opportunity of $521,978) computed in accordance with FASB ASC Topic 718, to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual incentive award of $290,780 was granted following Compensation Committee review of preliminary 2015 results. (b) Includes a target performance-based long-term incentive with a fair value of $450,000 (maximum opportunity of $900,000) computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $552,731 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above. (c) Includes a time-based long-term incentive award with a fair value of $300,000 computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date. Ms. Lin’s employment ended effective January 23, 2017, but her equity awards continued to vest until August 2, 2017 pursuant to a consulting agreement with the Company.

(6)
(a) Includes a target performance-based annual incentive with a fair value of $229,500 (maximum opportunity of $459,000) computed in accordance with FASB ASC Topic 718, to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual incentive award of $241,630 was granted following Compensation Committee review of preliminary 2015 results. (b) Includes a target performance-based long-term incentive with a fair value of $300,000 (maximum opportunity of $600,000) computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $368,487 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above. (c) Includes a time-based long-term incentive award with a fair value of $300,000 computed in accordance with FASB ASC Topic 718, to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date. Mr. Brown’s employment ended effective July 7, 2017.

(7)	Includes matching contributions by us to the named executive officers’ 401(k) plan accounts and payment of life insurance premiums on behalf of the named executive officers.
2015 Grants of Plan-Based Awards Table
The following table sets forth certain information concerning grants of plan-based awards to our named executive officers in 2015.

		Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date		Target ($)	Maximum ($)
Serge Matta	(3)	(3)	700,000	1,400,000	—	—	—	700,000 (4)
	(3)	(3)	700,000	1,400,000	—	—	—	700,000 (5)
	(3)	(3)	700,000	—	—	—	—	700,000 (6)
Melvin Wesley III	(3)	(3)	250,800	501,600	—	—	—	250,800 (7)
	(3)	(3)	450,000	900,000	—	—	—	450,000 (8)
	(3)	(3)	300,000	—	—	—	—	300,000 (9)
Cameron Meierhoefer	(3)	(3)	276,664	553,328	—	—	—	276,664 (10)
	(3)	(3)	450,000	900,000	—	—	—	450,000 (11)
	(3)	(3)	300,000	—	—	—	—	300,000 (12)
Christiana Lin	(3)	(3)	260,989	521,978	—	—	—	260,989 (13)
	(3)	(3)	450,000	900,000	—	—	—	450,000 (14)
	(3)	(3)	300,000	—	—	—	—	300,000 (15)
Michael Brown	(3)	(3)	229,500	459,000	—	—	—	229,500 (16)
	(3)	(3)	300,000	600,000	—	—	—	300,000 (17)
	(3)	(3)	300,000	—	—	—	—	300,000 (18)

(1)
The target and maximum incentive award amounts shown in this column reflect the annual and long-term incentive compensation opportunities (denominated in dollars) available to our named executive officers for 2015. There were no threshold amounts established. Actual awards for 2015 were issued in Common Stock or RSUs in February 2016, with the conversion based on the closing market price of our Common Stock on February 12, 2016.

(2)
Amounts represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 13 to the Consolidated Financial Statements included in Item 8 of this 10-K.

(3)
On February 11, 2015, the Compensation Committee established target annual incentives, target long-term performance-based incentives, and long-term time-based incentives for the named executive officers. These incentives were awarded on February 15, 2016, after the Compensation Committee determined achievement against targets (for the performance-based incentive components) and subject to the named executive officer’s continued service through the determination date and each subsequent vesting date.

(4)
Amount represents a target performance-based annual incentive to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives. On February 15, 2016, an annual incentive award of $859,804 was granted following Compensation Committee review of preliminary 2015 results.

(5)
Amount represents a target performance-based long-term incentive to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $859,804 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above.

(6)	Amount represents a time-based long-term incentive award to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date.

(7)
Amount represents a target performance-based annual incentive to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual incentive award of $270,326 was granted following Compensation Committee review of preliminary 2015 results.

(8)
Amount represents a target performance-based long-term incentive to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $552,731 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above.

(9)	Amount represents a time-based long-term incentive award to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date.

(10)
Amount represents a target performance-based annual incentive to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual incentive award of $284,371 was granted following Compensation Committee review of preliminary 2015 results.

(11)
Amount represents a target performance-based long-term incentive to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $552,731 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above.

(12)	Amount represents a time-based long-term incentive award to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date.

(13)
Amount represents a target performance-based annual incentive to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual incentive award of $290,780 was granted following Compensation Committee review of preliminary 2015 results.

(14)
Amount represents a target performance-based long-term incentive to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $552,731 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above.

(15)	Amount represents a time-based long-term incentive award to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date.

(16)
Amount represents a target performance-based annual incentive to vest in February 2016 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and individual objectives. On February 15, 2016, an annual incentive award of $241,630 was granted following Compensation Committee review of preliminary 2015 results.

(17)
Amount represents a target performance-based long-term incentive to vest in three equal installments in February 2016, 2017 and 2018 subject to achievement of predetermined 2015 revenue and Adjusted EBITDA objectives and continued service through each vesting date. On February 15, 2016, a performance-based long-term incentive award of $368,487 was granted following Compensation Committee review of preliminary 2015 results, subject to the vesting schedule described above.

(18)	Amount represents a time-based long-term incentive award to vest in three equal installments in February 2016, 2017 and 2018 subject to continued service through each vesting date.
Notes to 2015 Summary Compensation Table and 2015 Grants of Plan Based Awards Table
As discussed under Compensation Discussion and Analysis above, our Compensation Committee considered numerous factors, including individual and Company performance, position and level of responsibility, market data, and the recommendations of our then Chief Executive Officer, in determining each named executive officer’s salary, annual incentives, long-term incentives and other compensation for 2015. For additional information regarding the annual incentives and long-term incentives awarded to our named executive officers for 2015, including discussion of the criteria applied in determining the amounts payable, see “Executive Compensation Actions and Decisions for 2015” under Compensation Discussion and Analysis above. In 2015, the base salaries of the named executive officers constituted approximately one-fifth to one-fourth of their total compensation, with the remaining compensation composed principally of equity incentives.

2015 Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information concerning outstanding equity awards held by the named executive officers as of December 31, 2015. This table does not include annual incentive awards and long-term incentive awards for 2015, as these awards had not yet been issued as of December 31, 2015.

	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised and Exercisable Options (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Name
Serge Matta	—	—	—	8,750 (3)	360,063 (3)
	—	—	—	16,667 (4)	685,847 (4)
	—	—	—	12,555 (5)	516,638 (5)
	—	—	—	29,789 (6)	1,225,817 (6)
	—	—	—	30,565 (7)	1,257,750 (7)
	984,727	42.92	11/7/2024	—	—

Melvin Wesley III	—	—	—	6,700 (8)	275,705 (8)
	—	—	—	18,536 (9)	762,756 (9)
	121,328	42.92	11/7/2024	—	—

Cameron Meierhoefer	—	—	—	8,750 (10)	360,063 (10)
	—	—	—	8,334 (11)	342,944 (11)
	—	—	—	6,278 (12)	258,340 (12)
	—	—	—	10,050 (13)	413,558 (13)
	—	—	—	18,536 (14)	762,756 (14)
	218,828	42.92	11/7/2024	—	—

Christiana Lin	—	—	—	6,250 (15)	257,188 (15)
	—	—	—	8,334 (16)	342,944 (16)
	—	—	—	6,278 (17)	258,340 (17)
	—	—	—	10,050 (18)	413,558 (18)
	—	—	—	18,536 (19)	762,756 (19)
	218,828	42.92	11/7/2024	—	—

Michael Brown	—	—	—	8,750 (20)	360,063 (20)
	—	—	—	2,257 (21)	92,876 (21)
	—	—	—	12,500 (22)	514,375 (22)
	—	—	—	1,675 (23)	68,926 (23)
	—	—	—	10,050 (24)	413,558 (24)
	—	—	—	2,805 (25)	115,426 (25)
	103,089	42.92	11/7/2024	—	—

(1)
Option expiration dates in this column reflect the original expiration dates in effect as of December 31, 2015. On April 26, 2016, our Board of Directors approved an extension of the exercisability of outstanding stock options for all of our employees in the event of a cessation of their employment prior to our regaining compliance with SEC filing requirements. As a result, any employees who left the Company while holding exercisable stock options prior to our regaining compliance with SEC filing obligations were given an additional 180 days following such compliance to exercise their options, subject to any earlier expiration date in their individual award agreements. Mr. Matta, Mr. Wesley, Ms. Lin and Mr. Brown are eligible to take advantage of this option extension.

(2)
Market value of shares or units of stock that have not vested is computed based on the closing market price of our Common Stock as reported on the Nasdaq Global Select Market on December 31, 2015, which was $41.15 per share.

(3)	8,750 shares vested on March 15, 2016.

(4)	RSUs with respect to 16,667 shares vested on February 18, 2016.

(5)	RSUs with respect to 12,555 shares vested on February 18, 2016.

(6)	RSUs with respect to 14,672 shares vested on February 18, 2016. The remaining RSUs were canceled upon Mr. Matta’s departure in 2016.

(7)	RSUs with respect to 15,282 shares vested on February 18, 2016. The remaining RSUs were canceled upon Mr. Matta’s departure in 2016.

(8)	RSUs with respect to 3,300 shares vested on August 15, 2016. The remaining RSUs were canceled upon Mr. Wesley’s departure in 2016.

(9)	RSUs with respect to 9,268 shares vested on February 18, 2016. The remaining RSUs were canceled upon Mr. Wesley’s departure in 2016.

(10)	8,750 shares vested on March 15, 2016.

(11)	RSUs with respect to 8,334 shares vested on February 18, 2016.

(12)	RSUs with respect to 6,278 shares vested on February 18, 2016.

(13)	RSUs with respect to 4,950 shares vested on February 18, 2016, and RSUs with respect to 5,100 shares vested on February 18, 2017.

(14)	RSUs with respect to 9,268 shares vested on each of February 18, 2016 and February 18, 2017.

(15)	6,250 shares vested on March 15, 2016.

(16)	RSUs with respect to 8,334 shares vested on February 18, 2016.

(17)	RSUs with respect to 6,278 shares vested on February 18, 2016.

(18)	RSUs with respect to 4,950 shares vested on February 18, 2016, and RSUs with respect to 5,100 shares vested on February 18, 2017.

(19)	RSUs with respect to 9,268 shares vested on each of February 18, 2016 and February 18, 2017.

(20)	8,750 shares vested on March 15, 2016.

(21)	RSUs with respect to 2,257 shares vested on March 15, 2016.

(22)	RSUs with respect to 6,250 shares vested on each of February 18, 2016 and February 18, 2017.

(23)	RSUs with respect to 1,675 shares vested on March 15, 2016.

(24)	RSUs with respect to 4,950 shares vested on February 18, 2016, and RSUs with respect to 5,100 shares vested on February 18, 2017.

(25)	RSUs with respect to 1,402 shares vested on February 18, 2016, and RSUs with respect to 1,403 shares vested on February 18, 2017.

2015 Option Exercises and Stock Vested
The following table sets forth certain information concerning the number of shares our named executive officers acquired and the value they realized upon exercise of options and vesting of stock awards during 2015. Values are shown before payment of any applicable withholding taxes or brokerage commissions.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Serge Matta	417	22,097	253,858	12,999,080

Melvin Wesley III	97,500	866,317	52,929	2,684,725

Cameron Meierhoefer	—	—	82,311	4,146,221

Christiana Lin	—	—	77,629	3,927,216

Michael Brown	—	—	47,570	2,440,957
	6,325	54,824	—	—

(1)	The value realized on exercise is calculated as the difference between the market price of the underlying shares and the exercise price of the options.

(2)	The value realized on vesting is calculated by multiplying the number of shares of stock or units by the market value of the underlying shares on the vesting date.

2016 Summary Compensation Table
The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our principal executive officer during 2016, (ii) all persons serving as our principal financial officer during 2016, and (iii) the next three most highly compensated executive officers during 2016, all of whom were serving as executive officers as of December 31, 2016. We refer to these persons as our “named executive officers” for 2016 elsewhere in this 10-K. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)		Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Gian Fulgoni (5) Chief Executive Officer	2016 2015 2014	220,000 220,082 375,079	- - -	- 530,000 1,150,000		- - -	3,919 345 367	223,919 750,427 1,525,446
Serge Matta (6) Former Chief Executive Officer	2016 2015 2014	388,191 495,852 466,594	- - -	- 2,100,000 8,008,208		1,873,640 - 8,547,430	114,847 3,182 3,137	2,376,678 2,599,034 17,025,369
David Chemerow (7) Chief Financial Officer	2016	318,260	64,834	1,276,850	(8)	-	19,099	1,679,043
Melvin Wesley III (9) Former Chief Financial Officer	2016 2015 2014	261,682 332,780 107,897	- - -	- 1,000,800 2,374,921		230,851 - 1,899,427	79,753 3,182 846	572,286 1,336,762 4,383,092
William Livek (10) President	2016	409,245	-	356,000	(11)	-	4,655	769,900
Cameron Meierhoefer Chief Operating Officer	2016 2015 2014	368,885 367,098 342,333	57,408 - -	- 1,026,664 2,491,271		- - 1,899,427	5,054 1,636 1,950	431,347 1,395,398 4,734,981
Michael Brown Chief Technology Officer	2016 2015	306,000 305,983	45,900 -	- 829,500		- -	4,230 2,630	356,130 1,138,113

(1)	Amounts reflect cash bonuses awarded by the Compensation Committee to certain named executive officers on March 20, 2017 based on an evaluation of each individual’s contributions during 2016.

(2)
Amounts represent the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in Item 8 of this 10-K.

(3)
Amounts for 2014 represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Amounts for 2016 represent incremental expense recognized in the year of termination of employment, in connection with an extension of option exercisability for all employees who ceased employment prior to our regaining compliance with SEC filing requirements. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in Item 8 of this 10-K.

(4)
Amounts for 2016 consisted of (a) matching contributions by us to the named executive officers’ 401(k) plan accounts, (b) payment of life insurance premiums on behalf of the named executive officers, (c) costs for guest attendance at a Company event, (d) automobile allowances for Mr. Chemerow and Mr. Livek (a legacy Rentrak benefit that ended in 2016), (e) severance benefits of $103,333 for Mr. Matta and $69,667 for Mr. Wesley, (f) COBRA benefits of $3,804 for Mr. Wesley, and (g) director fees of $6,685 for Mr. Matta for the period during which he served as a non-employee director.

(5)	Appointed Chief Executive Officer effective August 5, 2016. Amounts include compensation from Mr. Fulgoni’s prior role with the Company.

(6)	Transitioned from Chief Executive Officer to Executive Vice Chairman effective August 5, 2016; resigned effective October 10, 2016.

(7)	Appointed Chief Financial Officer effective August 5, 2016. Amounts include compensation from Mr. Chemerow’s prior role with the Company.

(8)
(a) Includes 10,000 RSUs with a fair value of $356,000 computed in accordance with FASB ASC Topic 718, awarded February 15, 2016 in connection with Mr. Chemerow’s prior role with the Company, to vest in two equal installments in February 2017 and 2018. (b) Includes a promotion grant of 35,000 RSUs with a fair value of $920,850 computed in accordance with FASB ASC Topic 718, awarded August 5, 2016, to vest in four equal installments in August 2017, 2018, 2019 and 2020. Mr. Chemerow’s employment ended effective September 8, 2017, but his equity awards continued to vest pursuant to a separation agreement with the Company.

(9)	Transitioned from Chief Financial Officer to Executive Vice President effective August 5, 2016; resigned effective October 10, 2016.

(10)	Appointed President and Executive Vice Chairman effective January 29, 2016.

(11)
Reflects a new-hire grant of 10,000 RSUs with a fair value of $356,000 computed in accordance with FASB ASC Topic 718, awarded February 15, 2016, to vest in three equal installments in February 2017, 2018 and 2019 subject to continued service through each vesting date.

2016 Grants of Plan-Based Awards Table
The following table sets forth certain information concerning grants of plan-based awards to our named executive officers in 2016.

		Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date		Target (#)	Maximum (#)
Gian Fulgoni	—	—	—	—	—	—	—	—

Serge Matta	—	—	—	—	—	—	—	1,873,640	(2)

David Chemerow	2/15/2016	2/2/2016	—	—	10,000 (3)	—	—	356,000
	8/5/2016	8/2/2016	—	—	35,000 (4)	—	—	920,850

Melvin Wesley III	—	—	—	—	—	—	—	230,851	(5)

William Livek	2/15/2016	2/2/2016	—	—	10,000 (6)	—	—	356,000

Cameron Meierhoefer	—	—	—	—	—	—	—	—

Michael Brown	—	—	—	—	—	—	—	—

(1)
Except as otherwise noted, amounts represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in Item 8 of this 10-K.

(2)
Amount represents incremental expense recognized in the year of termination of employment for awards granted in prior years, in connection with an extension of option exercisability for all employees who ceased employment prior to our regaining compliance with SEC filing requirements. Mr. Matta’s employment ended on October 10, 2016.

(3)
Amount represents a new-hire grant to vest in two equal installments in February 2017 and 2018. Mr. Chemerow’s employment ended effective September 8, 2017, but his equity awards continued to vest pursuant to a separation agreement with the Company.

(4)
Amount represents a promotion grant to vest in four equal installments in August 2017, 2018, 2019 and 2020. Mr. Chemerow’s employment ended effective September 8, 2017, but his equity awards continued to vest pursuant to a separation agreement with the Company.

(5)
Amount represents incremental expense recognized in the year of termination of employment for awards granted in prior years, in connection with an extension of option exercisability for all employees who ceased employment prior to our regaining compliance with SEC filing requirements. Mr. Wesley’s employment ended on October 10, 2016.

(6)	Amount represents a new-hire grant to vest in three equal installments in February 2017, 2018 and 2019 subject to continued service through each vesting date.
Notes to 2016 Summary Compensation Table and 2016 Grants of Plan Based Awards Table
As discussed under Compensation Discussion and Analysis above, due to the commencement of the Audit Committee investigation in 2016, our Compensation Committee did not conduct its regular annual review of the base salaries of our executive officers or establish formal annual or long-term incentive award opportunities for our executive officers during 2016. Instead, the compensation decisions reflected in the 2016 tables above were made largely on an individualized, case-by-case basis, taking into consideration the situation that confronted the Company at the time that we needed to appoint a new executive officer, address the circumstances involving a departing executive officer, or respond to the incentive and retention challenges that were presented for continuing executive officers. For additional information regarding the compensation of our named executive officers for 2016, see “Executive Compensation Actions and Decisions for 2016” under Compensation Discussion and Analysis above.

2016 Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information concerning outstanding equity awards held by the named executive officers as of December 31, 2016.

	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised and Exercisable Options (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Name
Gian Fulgoni	—	—	—	7,724 (3)	243,924 (3)
	—	—	—	7,131 (4)	225,197 (4)

Serge Matta	984,727	42.92	(1)	—	—

David Chemerow	48,300 (5)	11.56	11/6/2021	—	—
	276,000 (6)	25.86	12/23/2020	—	—
	121,612 (6)	14.98	10/1/2019	—	—
	—	—	—	35,000 (7)	1,105,300 (7)
	—	—	—	10,000 (8)	315,800 (8)

Melvin Wesley III	121,328	42.92	(1)	—	—

William Livek	316,250 (6)	12.61	6/15/2019	—	—
	184,000 (6)	25.86	12/23/2020	—	—
	102,350 (5)	11.56	11/6/2021	—	—
	—	—	—	10,000 (9)	315,800 (9)

Cameron Meierhoefer	218,828	42.92	11/7/2024	—	—
	—	—	—	5,100 (10)	161,058 (10)
	—	—	—	9,268 (11)	292,683 (11)
	—	—	—	15,969 (12)	504,301 (12)

Michael Brown	103,089	42.92	11/7/2024	—	—
	—	—	—	6,250 (13)	197,375 (13)
	—	—	—	5,100 (14)	161,058 (14)
	—	—	—	1,403 (15)	44,307 (15)
	—	—	—	12,519 (16)	395,350 (16)

(1)
Option expiration dates in this column reflect the original expiration dates in effect as of December 31, 2016 for those named executive officers who were still providing services to the Company on that date. On April 26, 2016, our Board of Directors approved an extension of the exercisability of outstanding stock options for all of our employees in the event of a cessation of their employment prior to our regaining compliance with SEC filing requirements. As a result, any employees who left the Company while holding exercisable stock options prior to our regaining compliance with SEC filing obligations were given an additional 180 days following such compliance to exercise their options, subject to any earlier expiration date in their individual award agreements. Mr. Matta and Mr. Wesley left the Company with exercisable stock options in 2016 and are eligible to take advantage of this option extension. Mr. Chemerow and Mr. Brown left the Company with exercisable stock options in 2017 and are eligible to take advantage of this option extension.

(2)
Market value of shares or units of stock that have not vested is computed based on the closing market price of our Common Stock as reported on the Nasdaq Global Select Market on December 30, 2016, which was $31.58 per share.

(3)	RSUs with respect to 7,724 shares vested on February 18, 2017.

(4)
RSUs with respect to 3,565 shares vested on February 15, 2017. RSUs with respect to 3,566 shares were scheduled to vest on February 15, 2018 but were accelerated to November 13, 2017 in connection with Dr. Fulgoni’s retirement.

(5)	Award granted under the Rentrak Corporation 2011 Stock Incentive Plan and assumed by the Company on January 29, 2016 in connection with the Rentrak merger.

(6)	Award granted under the Rentrak Corporation 2005 Stock Incentive Plan and assumed by the Company on January 29, 2016 in connection with the Rentrak merger.

(7)	RSUs with respect to 8,750 shares vested on August 5, 2017. The remaining RSUs are scheduled to vest in equal installments on August 5, 2018, August 5, 2019 and August 5, 2020.

(8)	RSUs with respect to 5,000 shares vested on each of February 15, 2017 and February 15, 2018.

(9)
RSUs with respect to 3,333 shares vested on each of February 15, 2017 and February 15, 2018. The remaining RSUs are scheduled to vest on February 15, 2019, subject to continued service through the vesting date.

(10)	RSUs with respect to 5,100 shares vested on February 18, 2017.

(11)	RSUs with respect to 9,268 shares vested on February 18, 2017.

(12)	RSUs with respect to 7,984 shares vested on February 15, 2017, and RSUs with respect to 7,985 shares vested on February 15, 2018.

(13)	RSUs with respect to 6,250 shares vested on February 18, 2017.

(14)	RSUs with respect to 5,100 shares vested on February 18, 2017.

(15)	RSUs with respect to 1,403 shares vested on February 18, 2017.

(16)	RSUs with respect to 6,259 shares vested on February 15, 2017. The remaining RSUs were canceled upon Mr. Brown’s departure in 2017.

2016 Option Exercises and Stock Vested
The following table sets forth certain information concerning the number of shares our named executive officers acquired and the value they realized upon vesting of stock awards during 2016. Values are shown before payment of any applicable withholding taxes or brokerage commissions. None of our named executive officers exercised options in 2016.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Gian Fulgoni	—	—	46,543	1,683,065

Serge Matta	—	—	106,683	3,917,931

David Chemerow	—	—	—	—

Melvin Wesley III	—	—	28,147	999,133

William Livek	—	—	—	—

Cameron Meierhoefer	—	—	53,553	1,936,375

Michael Brown	—	—	38,332	1,321,264

(1)	The value realized on vesting is calculated by multiplying the number of shares of stock or units by the market value of the underlying shares on the vesting date.

2017 Summary Compensation Table
The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our principal executive officer during 2017, (ii) all persons serving as our principal financial officer during 2017, (iii) the next most highly compensated executive officer who was serving as of December 31, 2017 (we had no other executive officers as of December 31, 2017), and (iv) two additional individuals who served as executive officers during 2017 but were not serving as of December 31, 2017. We refer to these persons as our “named executive officers” for 2017 elsewhere in this 10-K. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
William Livek (4) President (Principal Executive Officer)	2017 2016	443,700 409,245	444,000 -	(5)	- 356,000	- -	3,090 4,655	890,790 769,900
Gian Fulgoni (6) Former Chief Executive Officer	2017 2016 2015	191,186 220,000 220,082	- - -		- - 530,000	- - -	703 3,919 345	191,889 223,919 750,427
Gregory Fink (7) Chief Financial Officer	2017	95,875	73,125	(8)	-	-	52	169,052
David Kay (9) Former Interim Chief Financial Officer	2017	-	-		-	-	69,350	69,350
David Chemerow (10) Former Chief Financial Officer	2017 2016	244,456 318,260	100,000 64,834	(11)	- 1,276,850	4,411,746 -	139,502 19,099	4,895,704 1,679,043
Carol DiBattiste (12) General Counsel & Chief Compliance, Privacy and People Officer	2017	355,590	2,008,000	(13)	-	-	3,320	2,366,910
Christiana Lin (14) Former Executive Vice President, General Counsel and Chief Privacy Officer	2017 2016 2015	30,317 347,985 346,299	- - -		- - 1,010,989	496,761 - -	838,213 3,787 2,204	1,365,291 351,772 1,359,492
Michael Brown (15) Former Chief Technology Officer	2017 2016 2015	166,005 306,000 305,983	100,000 45,900 -	(16)	- - 829,500	191,086 - -	330,060 4,230 2,630	787,151 356,130 1,138,113

(1)
Amounts represent the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in Item 8 of this 10-K.

(2)
Amounts represent incremental expense recognized in the year of termination of employment for awards granted in prior years, in connection with an extension of option exercisability for all employees who ceased employment prior to our regaining compliance with SEC filing requirements. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in Item 8 of this 10-K.

(3)
Amounts for 2017 consisted of (a) matching contributions by us to the named executive officers’ 401(k) plan accounts, (b) payment of life insurance premiums on behalf of the named executive officers, (c) severance benefits of $104,887 for Mr. Chemerow, $318,986 for Ms. Lin, and $165,240 for Mr. Brown, (d) COBRA benefits of $4,018 for Mr. Chemerow, $18,862 for Ms. Lin, and $9,510 for Mr. Brown, (e) attorneys’ fees of $27,474 for Mr. Chemerow in connection with his resignation; (f) consulting fees of $500,000 for Ms. Lin and $152,530 for Mr. Brown, and (g) fees of $69,350 paid to CrossCountry Consulting LLC pursuant to an interim services agreement in connection with Mr. Kay’s service as Interim Chief Financial Officer.

(4)	Appointed President and Executive Vice Chairman effective January 29, 2016; has acted as our principal executive officer since Dr. Fulgoni’s retirement on November 13, 2017.

(5)	Amount reflects a cash performance bonus awarded by the Compensation Committee on March 14, 2018 based on an evaluation of Mr. Livek’s contributions during 2017.

(6)	Appointed Chief Executive Officer effective August 5, 2016 and retired effective November 13, 2017. 2015 and 2016 amounts include compensation from Dr. Fulgoni’s prior role with the Company.

(7)	Appointed Chief Financial Officer effective October 17, 2017.

(8)	Amount reflects a cash performance bonus awarded by the Compensation Committee on March 14, 2018 based on an evaluation of Mr. Fink’s contributions during 2017.

(9)	Served as Interim Chief Financial Officer from September 10, 2017 to October 16, 2017.

(10)	Appointed Chief Financial Officer effective August 5, 2016 and resigned effective September 8, 2017. 2016 amounts include compensation from Mr. Chemerow’s prior role with the Company.

(11)	Amount reflects a cash bonus awarded by the Compensation Committee on March 20, 2017, designed to be consistent with the value of the time-based equity incentive awards granted in previous years.

(12)	Appointed General Counsel & Chief Privacy and People Officer effective January 23, 2017 (later expanded to General Counsel & Chief Compliance, Privacy and People Officer).

(13)
Amount reflects (a) a cash sign-on bonus of $200,000, paid in equal installments on April 2017 and July 2017, (b) a cash performance and retention bonus of $1,500,000, payable in equal installments in October 2017, January 2018 and September 2018 in recognition of Ms. DiBattiste’s efforts in reaching settlement terms in certain of our outstanding litigation, and (c) a cash performance bonus awarded by the Compensation Committee on March 14, 2018 based on an evaluation of Ms. DiBattiste’s contributions during 2017.

(14)	Resigned as Executive Vice President, General Counsel and Chief Privacy Officer effective January 23, 2017; served as a consultant until August 2, 2017.

(15)	Transitioned from Chief Technology Officer effective July 7, 2017; served as a consultant until October 13, 2017.

(16)	Amount reflects a cash bonus awarded by the Compensation Committee on March 20, 2017, designed to be consistent with the value of the time-based equity incentive awards granted in previous years.

2017 Grants of Plan-Based Awards Table

The following table sets forth certain information concerning grants of plan-based awards to our named executive officers in 2017.

		Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date		Target (#)	Maximum (#)
William Livek	—	—	—	—	—	—	—	—

Gian Fulgoni	—	—	—	—	—	—	—	—

Gregory Fink	—	—	—	—	—	—	—	—

David Kay	—	—	—	—	—	—	—	—

David Chemerow	—	—	—	—	—	—	—	4,411,746

Carol DiBattiste	—	—	—	—	—	—	—	—

Christiana Lin	—	—	—	—	—	—	—	496,761

Michael Brown	—	—	—	—	—	—	—	191,086

(1)
Amounts represent incremental expense recognized in the year of termination of employment for awards granted in prior years, in connection with an extension of option exercisability for all employees who ceased employment prior to our regaining compliance with SEC filing requirements. Mr. Chemerow’s employment ended on September 8, 2017; Ms. Lin’s service ended on August 2, 2017; and Mr. Brown’s service ended on October 13, 2017. Assumptions used in the calculation of these amounts are described in Note 13 to the consolidated financial statements included in Item 8 of this 10-K.

Notes to 2017 Summary Compensation Table and 2017 Grants of Plan Based Awards Table
As discussed under Compensation Discussion and Analysis above, due to the ongoing restatement and audit process in 2017, the Compensation Committee did not establish formal annual or long-term incentive award opportunities for our executive officers for 2017. Instead, the compensation decisions reflected in the 2017 tables above were made largely on an individualized, case-by-case basis, taking into consideration the situation that confronted the Company at the time that we needed to appoint a new executive officer, address the circumstances involving a departing executive officer, or respond to the incentive and retention challenges that were presented for continuing executive officers. For additional information regarding the compensation of our named executive officers for 2017, see “Executive Compensation Actions and Decisions for 2017” under Compensation Discussion and Analysis above.

2017 Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information concerning outstanding equity awards held by the named executive officers as of December 31, 2017.

	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised and Exercisable Options (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Name
William Livek	316,250 (3)	12.61	6/15/2019	—	—
	184,000 (3)	25.86	12/23/2020	—	—
	102,350 (4)	11.56	11/6/2021	—	—
	—	—	—	6,667 (5)	190,010

Gian Fulgoni	—	—	—	—	—

Gregory Fink	—	—	—	—	—

David Kay	—	—	—	—	—

David Chemerow	48,300 (4)	11.56	(1)	—	—
	276,000 (3)	25.86	(1)	—	—
	121,612 (3)	14.98	(1)	—	—
	—	—	—	26,250 (6)	748,125	(6)
	—	—	—	5,000 (7)	142,500	(7)

Carol DiBattiste	—	—	—	—	—

Christiana Lin	218,828	42.92	(1)	—	—

Michael Brown	103,089	42.92	(1)	—	—

(1)
Option expiration dates in this column reflect the original expiration dates in effect as of December 31, 2017 for those named executive officers who were still providing services to the Company on that date. On April 26, 2016, our Board of Directors approved an extension of the exercisability of outstanding stock options for all of our employees in the event of a cessation of their employment prior to our regaining compliance with SEC filing requirements. As a result, any employees who left the Company while holding exercisable stock options prior to our regaining compliance with SEC filing obligations were given an additional 180 days following such compliance to exercise their options, subject to any earlier expiration date in their individual award agreements. Mr. Chemerow, Ms. Lin and Mr. Brown left the Company with exercisable stock options in 2017 and are eligible to take advantage of this option extension.

(2)
Market value of shares or units of stock that have not vested is computed based on the closing market price of our Common Stock as reported on the OTC Pink Tier on December 29, 2017, which was $28.50 per share.

(3)	Award granted under the Rentrak Corporation 2005 Stock Incentive Plan and assumed by the Company on January 29, 2016 in connection with the Rentrak merger.

(4)	Award granted under the Rentrak Corporation 2011 Stock Incentive Plan and assumed by the Company on January 29, 2016 in connection with the Rentrak merger.

(5)	RSUs with respect to 3,333 shares vested on February 15, 2018. The remaining RSUs are scheduled to vest on February 15, 2019, subject to continued service through the vesting date.

(6)	RSUs are scheduled to vest in equal installments on August 5, 2018, August 5, 2019 and August 5, 2020.

(7)	RSUs with respect to 5,000 shares vested on February 15, 2018.

2017 Option Exercises and Stock Vested
The following table sets forth certain information concerning the number of shares our named executive officers acquired and the value they realized upon vesting of stock awards during 2017. Values are shown before payment of any applicable withholding taxes or brokerage commissions. None of our named executive officers exercised options in 2017.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
William Livek	—	—	3,333	74,959

Gian Fulgoni	—	—	14,855	375,100

Gregory Fink	—	—	—	—

David Kay	—	—	—	—

David Chemerow	—	—	13,750	373,200

Carol DiBattiste	—	—	—	—

Christiana Lin	—	—	22,352	528,703

Michael Brown	—	—	19,012	450,663

(1)	The value realized on vesting is calculated by multiplying the number of shares of stock or units by the market value of the underlying shares on the vesting date.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Current Named Executive Officers
Change of Control and Severance Agreements
Each of our named executive officers serving at the end of 2017 (Mr. Livek, Mr. Fink and Ms. DiBattiste) has entered into our form of change of control and severance agreement for executive officers (the “Change of Control and Severance Agreement”). The Change of Control and Severance Agreement has a three-year initial term with automatic three-year renewals thereafter, and in the event of a change of control (as defined in the Change of Control and Severance Agreement), will continue in effect through the longer of the date that is 12 months following the effective date of the change of control or the remainder of the term then in effect.
The Change of Control and Severance Agreement provides that if the Company terminates an executive officer’s employment without cause or an executive officer resigns for good reason (each as defined below), then, subject to compliance with certain post-employment covenants, the executive officer would be eligible to receive (i) payment of all accrued but unpaid vacation, expense reimbursements, wages and other benefits due under our compensation plans, policies and arrangements; (ii) reimbursement of continuation healthcare (COBRA) premiums (or an equivalent cash distribution if the severance period exceeds the permitted COBRA participation period) until the earlier of the expiration of the executive officer’s severance period or the date that he or she becomes covered under a similar plan; and (iii) the following severance payments, depending on the time of termination or resignation:

Time of Termination or Resignation	Severance Benefit
Prior to a change of control
If employed in executive role for less than two years, continuing payments at a rate equal to the executive officer’s annual base salary then in effect, for a specified period following termination, to be paid periodically in accordance with our normal payroll policies. For Mr. Livek, this period is 24 months. For Mr. Fink and Ms. DiBattiste, this period is six months.

If employed in executive role for two years or more, continuing payments at a rate equal to the executive officer’s annual base salary then in effect, for a specified period following termination, to be paid periodically in accordance with our normal payroll policies. For Mr. Livek, this period is 24 months. For Mr. Fink, this period is 15 months. For Ms. DiBattiste, this period is 12 months.

On or within 12 months after a change of control
A lump sum payment (less applicable withholding taxes) equal to a specified multiple of the executive officer’s annual base salary in effect immediately prior to his or her termination date or, if greater, at the level in effect immediately prior to the change of control. For Mr. Livek, this multiple is 2.0 times annual base salary. For Mr. Fink, this multiple is 1.25 times annual base salary. For Ms. DiBattiste, this multiple is 1.0 times annual base salary.

Further, if an executive officer is terminated without cause or resigns for good reason on or within 12 months after a change of control (a "Double-Trigger Change of Control Event"), or remains employed by or continues to provide services to the Company through the one-year anniversary of a change of control, the Change of Control and Severance Agreement provides that all of the executive officer’s outstanding and unvested equity awards held as of the date of the change of control will vest in full.
Under the Change of Control and Severance Agreement, “cause” is defined as an executive officer’s indictment, plea of nolo contendere or conviction of any felony or any crime involving dishonesty; material breach of duties or a Company policy; or commission of any act of dishonesty, embezzlement, theft, fraud or misconduct with respect to the Company, any of which in the good faith and reasonable determination of the Board or the Compensation Committee is materially detrimental to the Company, its business or its reputation. “Good reason” is defined as an executive officer’s termination of employment within 90 days after the expiration of a specified cure period following the occurrence of one or more of the following, without the executive officer’s consent: (i) a material diminution in the executive officer’s base compensation (unless such reduction is done as part of a reduction program for all of our senior-level executives); (ii) a material reduction of the executive officer’s authority or responsibilities relative to his or her authority or responsibilities in effect immediately prior to such reduction, or, following a change of control, a change in the executive officer’s reporting position such that he or she no longer reports directly to the chief executive officer of the parent corporation in a group of controlled corporations; or (iii) the relocation of the executive officer’s primary workplace to a location more than 50 miles away from his or her workplace in effect immediately prior to such relocation.
Payments under the Change of Control and Severance Agreement are contingent upon the executive officer’s execution and non-revocation of a release of claims in a form acceptable to the Company, as well as his or her continued compliance with certain post-employment covenants, including non-disclosure obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation) and obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination of employment.
In the event that the payments or benefits under the Change of Control and Severance Agreement (i) would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code or (ii) would subject an executive officer to the excise tax imposed by Section 4999 of the Code, the executive officer would receive such payment as would entitle him or her to receive the greatest after-tax benefit.
Potential Payments as of Fiscal Year End 2017
The following tables show the value of the potential payments that Mr. Livek, Mr. Fink and Ms. DiBattiste would have received in various scenarios involving a termination of their employment or change of control event, assuming a December 29, 2017 triggering date and, where applicable, a price per share for our Common Stock of $28.50 (the closing bid price of our Common Stock on the OTC Pink Tier on December 29, 2017). December 29, 2017 was the last business day of 2017.
William Livek

Payments Upon Termination	Voluntary Termination ($)	Termination by Employee for Good Reason ($)		Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Double-Trigger Change of Control Event ($)		Extended Service after Change of Control Event ($)
Severance Payments	—	888,000		888,000		—	888,000	(1)	—
COBRA Benefits	—	32,245	(2)	32,245	(2)	—	32,245	(2)	—
Restricted Stock Units	—	—		—		—	190,010	(3)	190,010	(3)
Total	—	920,245		920,245		—	1,110,255		190,010

(1)	Represents the amount payable if Mr. Livek were terminated without cause or resigned for good reason on or within 12 months after a change of control.

(2)	Represents the amount payable if Mr. Livek elected continuation healthcare coverage under COBRA for the full severance period.

(3)
Represents the fair market value of RSU awards, the vesting of which would accelerate if Mr. Livek were terminated without cause or resigned for good reason on or within 12 months after a change of control, or if he remained employed by or continued to provide services to the Company through the one-year anniversary of a change of control.

Gregory Fink

Payments Upon Termination	Voluntary Termination ($)	Termination by Employee for Good Reason ($)		Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Double-Trigger Change of Control Event ($)		Extended Service After Change of Control Event ($)
Severance Payments	—	195,000		195,000		—	487,500	(1)	—
COBRA Benefits	—	11,453	(2)	11,453	(2)	—	28,634	(2)	—
Restricted Stock Units	—	—		—		—	—		—
Total	—	206,453		206,453		—	516,134		—

(1)	Represents the amount payable if Mr. Fink were terminated without cause or resigned for good reason on or within 12 months after a change of control.

(2)	Represents the amount payable if Mr. Fink elected continuation healthcare coverage under COBRA for the full severance period.

Carol DiBattiste

Payments Upon Termination	Voluntary Termination ($)	Termination by Employee for Good Reason ($)		Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Double-Trigger Change of Control Event ($)		Extended Service after Change of Control Event ($)
Severance Payments	—	192,500		192,500		—	385,000	(1)	—
COBRA Benefits	—	3,335	(2)	3,335	(2)	—	6,670	(2)	—
Restricted Stock Units	—	—		—		—	—		—
Total	—	195,835		195,835		—	391,670		—

(1)	Represents the amount payable if Ms. DiBattiste were terminated without cause or resigned for good reason on or within 12 months after a change of control.

(2)	Represents the amount payable if Ms. DiBattiste elected continuation healthcare coverage under COBRA for the full severance period.

Former Named Executive Officers
Our other named executive officers for 2015, 2016 and 2017 (Mr. Matta, Mr. Wesley, Ms. Lin, Mr. Brown, Mr. Chemerow, Mr. Kay, Dr. Fulgoni and Mr. Meierhoefer) were not serving as executive officers at the end of 2017. With the exception of Mr. Kay, who provides services to us through CrossCountry and is not entitled to any termination benefits from the Company, the named executive officers who were not serving at the end of 2017 entered into separation agreements with the Company as follows.
Serge Matta
Mr. Matta’s employment with the Company ended on October 10, 2016. As described under “Executive Compensation Actions and Decisions for 2016” in the Compensation Discussion and Analysis above, we agreed to the following termination benefits for Mr. Matta: (i) payments equal to his then-current base salary for a period of 24 months from his separation date ($992,000 in total); and (ii) payment of premiums for eligible continuation healthcare coverage for the same period (not elected). All payments were and are contingent upon Mr. Matta’s execution and non-revocation of a release of claims, as well as his continued compliance with certain post-employment covenants, including non-disclosure and non-disparagement obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation), obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination, and obligations to cooperate and assist the Company in any investigation into matters about which Mr. Matta has relevant knowledge.
Melvin Wesley III
Mr. Wesley’s employment with the Company also ended on October 10, 2016. As described under “Executive Compensation Actions and Decisions for 2016” in the Compensation Discussion and Analysis above, we agreed to the following termination benefits for Mr. Wesley: (i) payments equal to his then-current base salary for a period of 15 months from his separation date ($418,000 in total); and (ii) payment of premiums for eligible continuation healthcare coverage for the same period ($9,510). All payments were and are contingent upon Mr. Wesley’s execution and non-revocation of a release of claims, as well as his continued compliance with certain post-employment covenants, including non-disclosure and non-disparagement obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation), obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination, and obligations to cooperate and assist the Company in any investigation into matters about which Mr. Wesley has relevant knowledge.
Christiana Lin
Ms. Lin’s employment with the Company ended on February 1, 2017. As described under “Executive Compensation Actions and Decisions for 2017” in the Compensation Discussion and Analysis above, we agreed to the following termination benefits for Ms. Lin: (i) payments equal to her then-current base salary for a period of 12 months from her separation date ($347,985 in total); and (ii) payment of premiums for eligible continuation healthcare coverage for the same period ($22,717). All payments were and are contingent upon Ms. Lin’s execution and non-revocation of a release of claims, as well as her continued compliance with certain post-employment covenants, including non-disclosure and non-disparagement obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation), obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination, and obligations to cooperate and assist the Company in any investigation into matters about which Ms. Lin has relevant knowledge.

During Ms. Lin’s consulting term, which began on February 2, 2017 and ended on August 2, 2017, Ms. Lin was paid $83,333 per month (totaling $500,000), and her outstanding equity awards continued to vest. The value upon vesting of these awards, based on the market value of the underlying shares on the relevant vesting dates, was $528,703.
Michael Brown
Mr. Brown’s employment with the Company ended on July 7, 2017. As described under “Executive Compensation Actions and Decisions for 2017” in the Compensation Discussion and Analysis above, we agreed to the following termination benefits for Mr. Brown: (i) payments equal to his then-current base salary for a period of 12 months from his separation date ($330,480 in total); and (ii) payment of premiums for eligible continuation healthcare coverage for the same period ($22,907). All payments were and are contingent upon Mr. Brown’s execution and non-revocation of a release of claims, as well as his continued compliance with certain post-employment covenants, including non-disclosure and non-disparagement obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation), obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination, and obligations to cooperate and assist the Company in any investigation into matters about which Mr. Brown has relevant knowledge.
During Mr. Brown’s consulting term, which began on July 10, 2017 and ended on October 13, 2017, Mr. Brown was paid $50,000 per month (totaling $152,530).
David Chemerow
Mr. Chemerow’s employment with the Company ended on September 8, 2017. As described under “Executive Compensation Actions and Decisions for 2017” in the Compensation Discussion and Analysis above, we agreed to the following termination benefits for Mr. Chemerow: (i) payments equal to his then-current base salary for a period of 15 months from his separation date ($449,514 in total); (ii) payment of premiums for eligible continuation healthcare coverage for up to 18 months ($24,158); (iii) a payment of $100,000 within 30 days after the first to occur of (A) the relisting of our Common Stock, the approval by our stockholders of a new equity plan, and the opening of our trading window for employees, or (B) any entity or person acquiring more than 50 percent of our Common Stock or more than 50 percent of our assets; (iv) a payment of $100,000 on February 1, 2019; and (v) payment of Mr. Chemerow’s attorney fees relating to his separation ($27,474). In addition, Mr. Chemerow is entitled to continued vesting of his outstanding equity awards through August 2020. The value upon vesting of these awards in 2017, based on the market value of the underlying shares on the relevant vesting dates, was $373,200. The potential value upon vesting of these awards in 2018, 2019 and 2020, assuming a value per share of $28.50 (the closing bid price of our Common Stock on the OTC Pink Tier on December 29, 2017), is $890,625.
All payments were and are contingent upon Mr. Chemerow’s execution and non-revocation of a release of claims, as well as his continued compliance with certain post-employment covenants, including non-disclosure and non-disparagement obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation), obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination, and obligations to cooperate and assist the Company in any investigation into or litigation involving matters about which Mr. Chemerow has relevant knowledge.
Gian Fulgoni
Dr. Fulgoni’s employment with the Company ended on November 13, 2017. As described under “Executive Compensation Actions and Decisions for 2017” in the Compensation Discussion and Analysis above, we agreed to the following termination benefits for Dr. Fulgoni: (i) payment of premiums for eligible continuation healthcare coverage for up to 18 months ($24,180); (ii) vesting in full of all outstanding equity awards on his separation date; and (iii) the issuance of $4,000,000 in fully vested RSUs as compensation for his services as CEO from August 2016 through his separation date, subject to the Company’s compliance with SEC reporting requirements. The value upon vesting of Dr. Fulgoni’s outstanding equity awards on his separation date (which did not include the RSUs described in clause (iii) above), based on the market value of the underlying shares on the relevant vesting date, was $107,230.
All payments were and are contingent upon Dr. Fulgoni’s execution and non-revocation of a release of claims, as well as his continued compliance with certain post-employment covenants, including non-disclosure and non-disparagement obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation), obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination, and obligations to cooperate and assist the Company in any investigation into matters about which Dr. Fulgoni has relevant knowledge. In addition, the issuance of RSUs as compensation for Dr. Fulgoni’s services as CEO is contingent upon his continued service as a Special Advisor to the Chair of the Board and the CEO through the date of issuance. In the event that either

(x) the Company, after regaining compliance with SEC reporting requirements (or Dr. Fulgoni’s earlier death or disability), is unable to issue the contemplated RSUs, or (y) we have not issued such RSUs by June 30, 2018, then we are obligated to issue shares of our Common Stock in an equivalent economic amount.
Cameron Meierhoefer
Mr. Meierhoefer stepped down as our Chief Operating Officer on December 6, 2017. He will remain as an employee of the Company, serving as a Special Advisor at his current base salary, until March 30, 2018 (his separation date). We agreed to the following termination benefits for Mr. Meierhoefer: (i) payments equal to his current base salary for a period of 12 months from his separation date ($383,640 in total); (ii) payment of premiums for eligible continuation healthcare coverage for the same period ($22,907); and (iii) a payment of $759,683 on June 30, 2018. All payments are contingent upon Mr. Meierhoefer’s execution and non-revocation of a release of claims, as well as his continued compliance with certain post-employment covenants, including non-disclosure and non-disparagement obligations (with appropriate exceptions for disclosures to government officials or attorneys in connection with a suspected violation of law or regulation), obligations not to compete with the Company or to engage in solicitation during the 12-month period following termination, and obligations to cooperate and assist the Company in any litigation or investigation into matters about which Mr. Meierhoefer has relevant knowledge.
PAY RATIO DISCLOSURE
The information required by Item 402(u) of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to the annual meeting of stockholders to be held in 2018, to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2017.
DIRECTOR COMPENSATION
2015 Director Compensation
During 2015, our non-employee directors were eligible to receive an annual cash retainer of $30,000 for their service on the Board of Directors. Our lead independent director (Mr. Henderson) was eligible to receive an additional annual cash retainer of $20,000. Non-employee directors were also eligible to receive annual cash retainers for their service on certain Board committees as set forth below. Cash retainers were paid quarterly in arrears.

Committee	Chair	Member
Audit	$18,000	$10,000
Compensation	10,000	5,000
Nominating and Governance	7,500	3,000
Non-employee directors were also eligible to receive an annual restricted stock award having an approximate value of $125,000 at the time of grant. Annual awards were based on a term of July 1 - June 30, with prorated awards for directors who joined after the beginning of a term. Each restricted stock award was scheduled to vest in full on the earliest of (i) the date of the first annual meeting of stockholders following the date of grant, (ii) the anniversary of the last annual meeting of stockholders prior to the date of grant, or (iii) a change in control of the Company.

The following table sets forth summary information concerning compensation for the non-employee members of our Board in 2015. Employee directors were not compensated for Board service in addition to their regular employee compensation. We reimbursed all directors for reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included as a component of compensation in the table below.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Total ($)
Russell Fradin	38,000	125,018 (3)	163,018
Jeffrey Ganek (4)	-	-	-
William Henderson	73,000	125,018 (5)	198,018
William Katz	42,500	125,018 (6)	167,518
Ronald Korn	48,000	125,018 (7)	173,018
Joan Lewis (8)	40,000	187,546 (9)	227,546

(1)
Table excludes directors Magid Abraham and Gian Fulgoni, who served as executive officers (other than named executive officers) in 2015 and were not compensated for Board service in addition to their regular employee compensation.

(2)
Amounts represent the aggregate grant date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). Assumptions used in the calculation of these amounts are described in Note 13 to the Consolidated Financial Statements included in Item 8 of this 10-K.

(3)
Represents a restricted stock grant with a fair value of $125,018 computed in accordance with FASB ASC Topic 718, awarded July 21, 2015. As of December 31, 2015, Mr. Fradin held 2,154 restricted shares of our Common Stock.

(4)
Mr. Ganek resigned from the Board effective January 15, 2015 and was not compensated for his Board service in 2015. As of December 31, 2015, Mr. Ganek did not hold any outstanding awards with respect to our Common Stock.

(5)
Represents a restricted stock grant with a fair value of $125,018 computed in accordance with FASB ASC Topic 718, awarded July 21, 2015. As of December 31, 2015, Mr. Henderson held 2,154 restricted shares of our Common Stock.

(6)
Represents a restricted stock grant with a fair value of $125,018 computed in accordance with FASB ASC Topic 718, awarded July 21, 2015. As of December 31, 2015, Mr. Katz held 2,154 restricted shares of our Common Stock.

(7)
Represents a restricted stock grant with a fair value of $125,018 computed in accordance with FASB ASC Topic 718, awarded July 21, 2015. As of December 31, 2015, Mr. Korn held 2,154 restricted shares of our Common Stock.

(8)	Ms. Lewis joined the Board on January 15, 2015.

(9)
(a) Includes a prorated restricted stock grant with a fair value of $62,528 computed in accordance with FASB ASC Topic 718, awarded January 15, 2015. (b) Includes a restricted stock grant with a fair value of $125,018 computed in accordance with FASB Topic 718, awarded July 21, 2015. As of December 31, 2015, Ms. Lewis held 2,154 restricted shares of our Common Stock.

2016 Director Compensation
During 2016, our non-employee directors were eligible to receive an annual cash retainer of $30,000 for their service on the Board of Directors. Until July 26, 2016, when Ms. Lewis was appointed as our independent Board Chair, our lead independent director (Mr. Henderson) was eligible to receive an additional annual cash retainer of $20,000. On November 18, 2016, the Board appointed Mr. Henderson as Board Chair and approved an annual cash retainer of $120,000 for such position. The Board retroactively applied the Board Chair retainer for Ms. Lewis, who served as Board Chair from July 26, 2016 until her resignation from the Board on November 17, 2016.
Non-employee directors were also eligible to receive annual cash retainers for their service on certain Board committees in 2016, as set forth below. Cash retainers were paid quarterly in arrears.

Committee	Chair	Member
Audit	$18,000	$10,000
Compensation	10,000	5,000
Nominating and Governance	7,500	3,000
Non-employee directors were also eligible to receive an annual restricted stock award having an approximate value of $125,000 at the time of grant. Annual awards were based on a term of July 1 - June 30, with prorated awards for directors who joined after the beginning of a term. Each restricted stock award was scheduled to vest in full on the earliest of (i) the date of the first annual meeting of stockholders following the date of grant, (ii) the anniversary of the last annual meeting of stockholders prior to the date of grant, or (iii) a change in control of the Company. In 2016, only the three non-employee directors who joined our Board in connection with the Rentrak merger (Mr. Engel, Ms. Gottesman and Mr. Rosenthal) received restricted stock awards, which were prorated for their appointment date in January 2016. As described under Compensation Discussion and Analysis above, we temporarily stopped granting equity awards to our directors and employees later in 2016 as a result of our delay in filing periodic reports with the SEC. Consequently, our other non-employee directors did not receive restricted stock awards in 2016, and Mr. Engel, Ms. Gottesman and Mr. Rosenthal did not receive full restricted stock awards for the year.
Finally, on January 4, 2017, the Board approved supplemental compensation of $120,000 for each of the former co-chairs of the Audit Committee’s investigation subcommittee (Ms. Gottesman and Ms. Lewis) and $60,000 for each of the other investigation subcommittee members (Mr. Fradin, Mr. Henderson and Mr. Rosenthal) for their significant efforts and time spent leading the Audit Committee investigation in 2016.
The following table sets forth summary information concerning compensation for the non-employee members of our Board in 2016. Employee directors were not compensated for Board service in addition to their regular employee compensation. We reimbursed all directors for reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included as a component of compensation in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)		Total ($)
Magid Abraham (2)	10,380	-	(3)	10,380
William Engel (4)	30,340	62,534	(5)	92,874
Russell Fradin	98,090	-	(6)	98,090
Patricia Gottesman (7)	156,015	62,534	(8)	218,549
William Henderson	138,688	-	(9)	138,688
William Katz (10)	31,125	-	(11)	31,125
Ronald Korn	46,333	-	(12)	46,333
Joan Lewis (13)	192,717	-	(14)	197,717
Brent Rosenthal (15)	98,333	62,534	(16)	160,867

(1)
Amounts represent the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 13 to the Consolidated Financial Statements included in Item 8 of this 10-K.

(2)	Dr. Abraham became eligible to receive non-employee director compensation upon his resignation as an employee on July 21, 2016. He resigned from the Board effective December 5, 2016.

(3)	As of December 31, 2016, Dr. Abraham did not hold any outstanding awards with respect to our Common Stock.

(4)	Mr. Engel joined the Board on January 29, 2016.

(5)
Represents a restricted stock grant with a fair value of $62,534 computed in accordance with FASB ASC Topic 718, awarded January 29, 2016. As of December 31, 2016, Mr. Engel held exercisable options with respect to 23,000 shares of our Common Stock and unvested RSUs with respect to 15,191 shares of our Common Stock.

(6)	As of December 31, 2016, Mr. Fradin did not hold any outstanding awards with respect to our Common Stock.

(7)	Ms. Gottesman joined the Board on January 29, 2016 and resigned from the Board effective November 17, 2016.

(8)
Represents a restricted stock grant with a fair value of $62,534 computed in accordance with FASB ASC Topic 718, awarded January 29, 2016. As of December 31, 2016, Ms. Gottesman did not hold any outstanding awards with respect to our Common Stock.

(9)	As of December 31, 2016, Mr. Henderson did not hold any outstanding awards with respect to our Common Stock.

(10)	Mr. Katz resigned from the Board effective September 30, 2016.

(11)	As of December 31, 2016, Mr. Katz did not hold any outstanding awards with respect to our Common Stock.

(12)	As of December 31, 2016, Mr. Korn did not hold any outstanding awards with respect to our Common Stock.

(13)	Ms. Lewis resigned from the Board effective November 17, 2016.

(14)	As of December 31, 2016, Ms. Lewis did not hold any outstanding awards with respect to our Common Stock.

(15)	Mr. Rosenthal joined the Board on January 29, 2016.

(16)
Represents a restricted stock grant with a fair value of $62,534 computed in accordance with FASB ASC Topic 718, awarded January 29, 2016. As of December 31, 2016, Mr. Rosenthal held exercisable options with respect to 86,974 shares of our Common Stock.

2017 Director Compensation
During 2017, our non-employee directors were eligible to receive an annual cash retainer of $30,000 for their service on the Board of Directors. Until November 7, 2017, our Board Chair (Mr. Henderson until September 10, 2017, and Ms. Riley from September 10, 2017) was eligible to receive an additional annual cash retainer of $120,000. On November 7, 2017, the Board approved a monthly cash stipend of $33,500 for the Board Chair (Ms. Riley), which temporarily replaced the annual cash retainer for such position. The Board’s approval of the temporary cash stipend was in consideration of the significant increase in responsibilities, heightened oversight and time commitment required of the Board Chair due to our then-ongoing audit process, efforts to regain compliance with SEC periodic reporting requirements, and CEO transition.
Non-employee directors were also eligible to receive annual cash retainers for their service on certain Board committees in 2017, as set forth below. Cash retainers were paid quarterly in arrears. The Special Committee was constituted on August 29, 2017, and the CEO Search Committee was constituted on October 24, 2017. Annual cash retainers for the Compensation Committee Chair and the Nominating and Governance Committee Chair were increased on November 7, 2017.

Committee	Chair (pre-Nov. 7)		Chair (post-Nov. 7)	Member
Audit	$18,000	$	N/A	$10,000
Compensation	10,000		15,000	5,000
Nominating and Governance	7,500		10,000	3,000
Special	40,000		40,000	40,000
CEO Search	10,000		10,000	10,000
On July 31, 2017, the Board approved a quarterly cash stipend of $50,000 for the Audit Committee Chair (Ms. Riley), which temporarily replaced the annual cash retainer for such position.
As described under Compensation Discussion and Analysis above, we temporarily stopped granting equity awards to our directors and employees in 2016 as a result of our delay in filing periodic reports with the SEC. Consequently, our non-employee directors did not receive any equity awards in 2017.
On November 7, 2017, the Board agreed that each eligible non-employee director would receive an annual RSU award equal to $250,000 divided by the closing market price of our Common Stock on November 7, 2017 ($30.05), subject to the Company regaining compliance with SEC periodic reporting requirements. The RSU awards, when granted, will vest in full on the earliest of (i) June 30, 2018, (ii) the date of our 2018 annual meeting of stockholders, or (iii) a change in control of the Company. The RSU awards will be prorated for directors who joined the Board after July 1, 2017.
Other Compensation
On September 10, 2017, we entered into the following compensatory arrangements in connection with the resignation of Messrs. Engel, Fradin, Henderson and Korn (the “Resigning Directors”) from our Board:

•
Upon the Company regaining compliance with SEC periodic reporting requirements and having an effective equity plan in place, the issuance and immediate vesting of RSUs with a value of $125,000 at the time of grant, as compensation for each Resigning Director’s service for the 2016-2017 Board term (consistent with our director compensation program for such term);

•
As compensation for each Resigning Director’s service during the 2017-2018 Board term (through the resignation date), and in consideration for such Resigning Director’s agreement to be available to assist the Company with litigation and other matters through June 30, 2018, (a) payment of $30,000 in cash to each Resigning Director on or prior to September 30, 2017, and (b) issuance of an additional $125,000 in immediately vested RSUs to each Resigning Director upon the Company regaining compliance with SEC periodic reporting requirements and having an effective equity plan in place; and

•	Acceleration and immediate vesting of 13,503 RSUs previously granted to Mr. Engel for his prior service to Rentrak.
The following table sets forth summary information concerning compensation for the non-employee members of our Board in 2017. Employee directors were not compensated for Board service in addition to their regular employee compensation. We reimbursed all directors for reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included as a component of compensation in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
William Engel (1)	17,609	—	(2)	304,881	(3)	30,000	(4)	352,490
Russell Fradin (5)	21,087	—		—		30,000	(6)	51,087
Lisa Gersh (7)	9,096	—		—		—		9,096
Mark Harris (8)	10,237	—		—		—		10,237
William Henderson (9)	114,478	—		—		30,000	(10)	144,478
Jacques Kerrest (11)	27,119	—		—		—		27,119
Ronald Korn (12)	26,609	—		—		30,000	(13)	56,609
Michelle McKenna-Doyle (14)	10,245	—		—		—		10,245
Wesley Nichols (15)	20,217	—		—		—		20,217
Joshua Peirez (16)	9,096	—		—		—		9,096
Paul Reilly (17)	12,976	—		—		—		12,976
Susan Riley (18)	188,227	—		—		—		188,227
Brent Rosenthal	47,826	—		—	(19)	—		47,826
Bryan Wiener (20)	17,853	—		—		—		17,853

(1)	Mr. Engel resigned from the Board effective September 10, 2017.

(2)
In connection with Mr. Engel’s resignation, we agreed to the acceleration and immediate vesting of 13,503 RSUs previously granted to Mr. Engel for his prior service to Rentrak. We did not recognize incremental expense in connection with the acceleration.

(3)
Amount represents incremental expense recognized in the year of termination of service for awards granted in prior years, in connection with an extension of option exercisability for option holders who ceased providing services to the Company prior to our regaining compliance with SEC filing requirements. Assumptions used in the calculation of this amount is described in Note 13 to the Consolidated Financial Statements included in Item 8 of this 10-K. As of December 31, 2017, Mr. Engel held exercisable options with respect to 23,000 shares of our Common Stock.

(4)	Amount represents cash payment made in September 2017 in connection with Mr. Engel’s resignation from the Board.

(5)	Mr. Fradin resigned from the Board effective September 10, 2017. As of December 31, 2017, Mr. Fradin did not hold any outstanding awards with respect to our Common Stock.

(6)	Amount represents cash payment made in September 2017 in connection with Mr. Fradin’s resignation from the Board.

(7)
Ms. Gersh joined the Board on June 9, 2017 and resigned from the Board effective September 10, 2017. As of December 31, 2017, Ms. Gersh did not hold any outstanding awards with respect to our Common Stock.

(8)
Mr. Harris joined the Board on June 9, 2017 and resigned from the Board effective September 10, 2017. As of December 31, 2017, Mr. Harris did not hold any outstanding awards with respect to our Common Stock.

(9)	Mr. Henderson resigned from the Board effective September 10, 2017. As of December 31, 2017, Mr. Henderson did not hold any outstanding awards with respect to our Common Stock.

(10)	Amount represents cash payment made in September 2017 in connection with Mr. Henderson’s resignation from the Board.

(11)	Mr. Kerrest joined the Board on June 9, 2017. As of December 31, 2017, Mr. Kerrest did not hold any outstanding awards with respect to our Common Stock.

(12)	Mr. Korn resigned from the Board effective September 10, 2017. As of December 31, 2017, Mr. Korn did not hold any outstanding awards with respect to our Common Stock.

(13)	Amount represents cash payment made in September 2017 in connection with Mr. Korn’s resignation from the Board.

(14)	Ms. McKenna-Doyle joined the Board on October 16, 2017. As of December 31, 2017, Ms. McKenna-Doyle did not hold any outstanding awards with respect to our Common Stock.

(15)	Mr. Nichols joined the Board on October 3, 2017. As of December 31, 2017, Mr. Nichols did not hold any outstanding awards with respect to our Common Stock.

(16)
Mr. Peirez joined the Board on June 9, 2017 and resigned from the Board effective September 10, 2017. As of December 31, 2017, Mr. Peirez did not hold any outstanding awards with respect to our Common Stock.

(17)	Mr. Reilly joined the Board on October 3, 2017. As of December 31, 2017, Mr. Reilly did not hold any outstanding awards with respect to our Common Stock.

(18)	Ms. Riley joined the Board on June 9, 2017. As of December 31, 2017, Ms. Riley did not hold any outstanding awards with respect to our Common Stock.

(19)	As of December 31, 2017, Mr. Rosenthal held exercisable options with respect to 86,974 shares of our Common Stock.

(20)	Mr. Wiener joined the Board on October 3, 2017. As of December 31, 2017, Mr. Wiener did not hold any outstanding awards with respect to our Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Throughout 2015, our Compensation Committee was composed of William Henderson, William Katz and Russell Fradin. In January 2016, Patricia Gottesman joined the Compensation Committee. Ms. Gottesman subsequently resigned as a director and member of the Compensation Committee in November 2016. In October 2016, Mr. Katz also resigned as a director and member of the Compensation Committee. Mr. Henderson and Mr. Fradin continued to serve as members of the Compensation Committee until their resignation as directors and members of the Compensation Committee in September 2017. The Compensation Committee was reconstituted in October 2017, with Paul Reilly, Wesley Nichols, Susan Riley and Brent Rosenthal appointed as members.
No person who served as a member of the Compensation Committee during 2015, 2016 or 2017 was an officer or employee of the Company during such year. Mr. Fradin, who served on the Compensation Committee in each of 2015, 2016 and 2017, previously served as Executive Vice President, Corporate Development of the Company from June 2000 to June 2004.
Dr. Fulgoni, who served as our Chairman Emeritus from March 2014 to August 2016, also served from 2011 to August 2015 as a director of Dynamic Signal, Inc., a social media marketing technology company for which Mr. Fradin also then served as chief executive officer and on its board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of February 15, 2018, by:

•	each beneficial owner of 5% or more of the outstanding shares of our Common Stock;

•	each of our current directors;

•	each of our named executive officers for 2017; and

•	all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the Common Stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or other rights held by that person that are currently exercisable or exercisable within 60 days of February 15, 2018 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after February 15, 2018. A total of 54,689,047 shares of our Common Stock were outstanding as of February 15, 2018. Except as otherwise indicated, the address of each person in this table is c/o comScore, Inc., 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
WPP plc and affiliated entities (2)	11,289,364	20.6%
PRIMECAP Management Company (3)	6,067,932	11.1%

Directors and Named Executive Officers:
William Livek, President and Executive Vice Chairman (4)	1,025,176	1.9%
Gian Fulgoni, Chairman Emeritus and Former Chief Executive Officer (5)	109,553	*
Gregory Fink, Chief Financial Officer and Treasurer	—	*
David Kay, Former Interim Chief Financial Officer	—	*
David Chemerow, Former Chief Financial Officer and Treasurer (6)	699,573	1.3%
Carol DiBattiste, General Counsel & Chief Compliance, Privacy and People Officer	—	*
Michael Brown, Former Chief Technology Officer (7)	160,528	*
Christiana Lin, Former General Counsel and Chief Privacy Officer (8)	325,672	*
Susan Riley, Board Chair	—	*
Jacques Kerrest, Director	—	*
Michelle McKenna-Doyle, Director	—	*
Wesley Nichols, Director	3,000	*
Paul Reilly, Director	—	*
Brent Rosenthal, Director (9)	156,409	*
Bryan Wiener, Director	3,000	*
All current directors and executive officers as a group (14 persons) (10)	1,422,373	2.6%

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)
The information provided in this table is based on Company records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G and Forms 4 filed with the SEC.

(2)
This information is derived solely from the Form 4 filed with the SEC on September 9, 2016. Shares are owned directly by Cavendish Square Holding B.V. (“Cavendish”), which is a wholly-owned subsidiary of WPP plc that WPP plc owns indirectly through a series of holding companies. Includes 3,493,571 shares that were transferred in February and March 2016 to Cavendish by WPP Luxembourg Gamma Three S.a.r.l., a wholly-owned subsidiary of WPP plc that WPP plc owns indirectly through a series of intervening holding companies. WPP plc is an indirect beneficial owner of the reported securities. The address for WPP plc is 27 Farm Street, London, United Kingdom W1J 5RJ. The address for Cavendish is Laan op Zuid 167, 3072 DB Rotterdam, Netherlands.

(3)
This information is derived solely from the Schedule 13G/A filed with the SEC on February 27, 2018. PRIMECAP Management Company has sole voting power for 5,143,160 shares and sole dispositive power for 6,067,932 shares. The address for PRIMECAP Management Company is 177 E. Colorado Blvd., 11th Floor, Pasadena, CA 91105.

(4)
Includes 602,600 shares subject to options or SARs that are currently exercisable or exercisable as soon as the Company regains compliance with SEC reporting requirements and 6,666 shares subject to vested RSUs (not delivered as of February 15, 2018).

(5)	Includes 14,855 shares subject to vested RSUs (not delivered as of February 15, 2018).

(6)
Includes 445,912 shares subject to options or SARs that are currently exercisable or exercisable as soon as the Company regains compliance with SEC reporting requirements and 18,750 shares subject to vested RSUs (not delivered as of February 15, 2018).

(7)
Includes 103,089 shares subject to options or SARs that are currently exercisable or exercisable as soon as the Company regains compliance with SEC reporting requirements and 19,012 shares subject to vested RSUs (not delivered as of February 15, 2018).

(8)
Includes 218,828 shares subject to options or SARs that are currently exercisable or exercisable as soon as the Company regains compliance with SEC reporting requirements and 22,352 shares subject to vested RSUs (not delivered as of February 15, 2018).

(9)	Includes 86,974 shares subject to options or SARs that are currently exercisable or exercisable as soon as the Company regains compliance with SEC reporting requirements.

(10)
Includes 735,574 shares subject to options or SARs that are currently exercisable or exercisable as soon as the Company regains compliance with SEC reporting requirements, 53,009 shares subject to vested RSUs (not delivered as of February 15, 2018), and 920 shares subject RSUs that are scheduled to vest within 60 days of February 15, 2018.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,310,414	$30.21	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,310,414	$30.21	—
In March 2017, our 2007 Equity Incentive Plan reached the end of its ten-year term and expired. We expect to propose a new equity incentive plan for adoption at our next annual meeting of stockholders. As of December 31, 2017, the Company had 5,951,055 shares that would have been available for future issuance under the 2007 Equity Incentive Plan had it not expired.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Transactions with Related Parties
Various comScore policies and procedures, including the Code of Business Conduct and Ethics and annual questionnaires completed by all of the Company’s directors and executive officers, require disclosure of transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. In addition, our Board has adopted a written policy and procedures for the review and approval of transactions in which the Company is a participant, the amount involved exceeds $120,000, and one of our directors, executive officers, or a holder of more than five percent of our Common Stock, including any of their immediate family members and any entity owned or controlled by such persons (collectively, “related parties”), has or will have a direct or indirect material interest.
If any related party proposes to enter into any such transaction (a “related party transaction”), our Audit Committee shall consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related party; the approximate dollar value of the amount involved in the transaction and the dollar value of such related person’s interest in the transaction; whether the transaction was undertaken in the ordinary course of business of the Company; whether the transaction is proposed to be entered into on terms no less favorable to the Company than those reached with an unrelated third party; the purpose of the transaction and potential benefits to the Company; any required public disclosure of the transaction; in the event the related party is a director or nominee for director (or immediate family member of a director or nominee or an entity with which a director or nominee is affiliated), the impact that the transaction will have on that director’s or nominee's independence; and any other information regarding the transaction that would be material to investors in light of the circumstances of such transaction.
Following such consideration and review, if deemed appropriate, the Audit Committee shall approve the related party transaction. Whenever practicable, the reporting, review and approval shall occur prior to entry into the related party transaction. If advance review is not practicable, our Audit Committee may ratify the related party transaction. Prior to the Board’s adoption of a written related party transaction policy, the Audit Committee previously reviewed and approved or ratified related party transactions pursuant to the Audit Committee charter.
Transactions with Related Parties
Other than compensation disclosed under Item 11, “Executive Compensation” in this Annual Report on Form 10-K and the related party transactions described below, we believe there have not been any other related party transactions (as defined above) during the years ended December 31, 2017, 2016 or 2015.
Transactions with WPP
As of December 31, 2017, WPP owned 19.7% of the Company’s outstanding Common Stock. In the normal course of business, the Company provides WPP and its affiliates with services amongst its different product lines and receives services from WPP and its affiliates supporting the Company’s data collection efforts. From April 2015 (when WPP became a holder of more than five percent of our outstanding Common Stock) to December 31, 2015, the Company’s transactions with WPP and its affiliates resulted in $(41.4) million of revenue and $2.7 million of expense. In 2016, the Company’s transactions with WPP and its affiliates resulted in $9.7 million of revenue and $21.7 million of expense. In 2017, the Company’s transactions with WPP and its affiliates resulted in $13.2 million of revenue and $13.3 million of expense.
On April 28, 2016, the Company entered into an asset purchase agreement to acquire certain assets of Compete, Inc. (“Compete”), an indirect wholly-owned subsidiary of WPP. The Compete assets were acquired for $27.3 million in cash, net of a working capital adjustment of $1.4 million. The Company entered into a transition services agreement with Compete following the acquisition. For more information, refer to Footnote 3, Business Combinations and Acquisitions of the Notes to Consolidated Financial Statements.
On June 26, 2015, the Company entered a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program (the "Program") to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households.  The Program is designed to be a comprehensive data collection effort across multiple in-home devices (e.g., television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) monitored via the installation of household internet routers (“Meters”) in panelist households.  The agreement provides, that the Company make annual payments to Lightspeed of approximately $7.0 million. The Meters collect and send the data back to comScore for use in its Total Home Panel product. Under the terms of the Program, Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.

The Company and GroupM Worldwide (“GroupM”), a subsidiary of WPP, entered into an agreement in which GroupM agreed to a minimum commitment to purchase the Company's products over five years Included in the assets acquired in the Rentrak merger were two contracts with WPP wholly owned subsidiaries, reflected in the opening balance sheet as Subscription Receivable at the net present value of future anticipated cash flows. The Company has recorded the Subscription Receivable as contra equity within additional paid-in capital on the Consolidated Statements of Stockholders' Equity. As cash is received on these contracts, the Subscription Receivable is reduced by the amount of cash received, additional paid-in capital is increased by the amount of cash received and the Company recognizes imputed interest income. The Company recognized imputed interest income related to these agreements during the years ended 2017, 2016 and 2015 of $0.7 million, $1.1 million and $0.6 million, respectively.
For a discussion of our related party transactions with WPP and its affiliates during 2017, 2016 and 2015, refer to Footnote 17, Related Party Transactions, of the Notes to Consolidated Financial Statements.
Transactions with iHeartMedia
On June 9, 2017, Lisa Gersh was appointed to the Board. At that time, Richard Bressler, the husband of Ms. Gersh, served as President, Chief Operating Officer, Chief Financial Officer and a member of the board of directors of iHeartMedia, Inc., a customer of the Company. In 2017, the Company recognized revenue of $0.4 million from transactions with iHeartMedia, Inc. in the normal course of business. Ms. Gersh resigned from the Board on September 10, 2017.
Transactions with CrossCountry Consulting
From September 10, 2017 through October 16, 2017, David Kay served as Interim Chief Financial Officer and Treasurer of the Company. Mr. Kay is a co-founder and managing partner of CrossCountry Consulting LLC (“CrossCountry”), which has been providing the Company with accounting advisory services, audit preparation support and process improvement services since July 2016. In 2017, the Company incurred expenses of $17.5 million payable to CrossCountry. Mr. Kay ceased serving as Interim Chief Financial Officer and Treasurer effective October 16, 2017 and returned to providing advisory services to the Company through CrossCountry after that date.
Transactions with 360i and Vizeum
On October 3, 2017, Bryan Wiener was appointed to the Board. Mr. Wiener currently serves as Executive Chairman of 360i Network, which includes 360i LLC and its affiliate, Vizeum LLC, each of which are customers of the Company. In 2017, the Company recognized revenue of $0.4 million from transactions with 360i and Vizeum in the normal course of business.
Transactions with the National Football League
On October 16, 2017, Michelle McKenna-Doyle was appointed to the Board. Ms. McKenna-Doyle currently serves as Senior Vice President and Chief Information Officer of the National Football League, a customer of the Company. In 2017, the Company recognized revenue of $0.4 million from transactions with the National Football League in the normal course of business.
Transactions with OKTA
On June 9, 2017, Jacques Kerrest was appointed to the Board. At that time, Frederic Kerrest, the son of Mr. Kerrest, served as Chief Operating Officer of OKTA, Inc. which is a service provider to the Company. In 2017, the Company recognized expense of $0.2 million from transactions with OKTA, Inc. in the normal course of business.
Transactions with Starboard Value LP
On January 16, 2018, the Company entered into certain agreements with certain funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), then a beneficial owner of more than five percent of the Company’s outstanding common stock. Pursuant to the agreements, the Company: (i) issued and sold to Starboard $150.0 million in senior secured convertible notes (“Notes”) in exchange for $85.0 million in cash and $65.0 million in shares of Common Stock; (ii) granted to Starboard the option to purchase up to an additional $50.0 million in senior secured convertible notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash; (iii) agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock; and (iv) has the right to conduct a rights offering, which will be open to all shareholders of the Company, for up to $150.0 million in senior secured convertible notes, and Starboard agreed to enter into one or more backstop commitment agreements by which it will backstop up to $100.0 million of the convertible notes offered in the rights offering.
The Notes mature on January 16, 2022. Interest on the Notes accrues at 6.0% per year through January 30, 2019, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12% per year, based upon the then-applicable conversion premium. The conversion price for the Notes (the “Conversion Price”) is equal to a 30% premium to the volume weighted average trading prices of the Common Stock on each trading day during the ten consecutive trading days commencing on January 16, 2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29.

As a result of the aforementioned agreements and transactions contemplated thereby, as of January 16, 2018, Starboard ceased to be a beneficial owner of more than five percent of the Company’s outstanding Common Stock.
Indemnification Agreements with Directors and Executive Officers
We also have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
DIRECTOR INDEPENDENCE
Although our Common Stock is not currently listed on Nasdaq, we have endeavored to continue to operate in accordance with Nasdaq listing standards. To that end, our Board has determined that each of Messrs. Kerrest, Nichols, Reilly, Rosenthal and Wiener and Mses. McKenna-Doyle and Riley is independent under the rules of the SEC and Nasdaq listing standards. Our Board also determined that each of William Engel, Russell Fradin, Jeffrey Ganek, Lisa Gersh, Patricia Gottesman, Mark Harris, William Henderson, William Katz, Ronald Korn, Joan Lewis and Joshua Peirez was independent under the rules of the SEC and Nasdaq listing standards during his or her service as a director in 2017, 2016 or 2015, as applicable. Therefore, each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee during 2017, 2016 and 2015 was and currently is independent in accordance with those rules and standards. In addition, our Board was composed of a majority of independent directors at all times during 2017, 2016 and 2015. In determining the independence of our directors, our Board considered all transactions in which we and any director had any interest, including those involving payments made by us to companies in the ordinary course of business where any of our directors serve on the board of directors or as a member of the executive management team of such companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth a summary of the fees billed to us by Deloitte & Touche LLP, our independent auditors for professional services for the fiscal year ended 2017. Tax fees were principally for services related to consulting services.

(In thousands)
Name	2017	2016
Audit fees	$9,500	$—
Audit-related fees	—	—
Tax fees	313	94
All other fees	—	—
Total fees	$9,813	$94
The following table sets forth a summary of the fees billed to us by Ernst & Young LLP, our independent auditors for professional services for the fiscal years ended 2016 and 2015, respectively. All other fees were for attestation and system organization control reports.

(In thousands)
Name	2017	2016
Audit fees	$—	$46,675
Audit-related fees	—	—
Tax fees	—	—
All other fees	68	171
Total fees	$68	$46,846
All of the services described in the fee tables above were approved by the Audit Committee except for the non-audit fees for Deloitte & Touche LLP as these fees were incurred prior to engaging Deloitte & Touche LLP as the Company's independent auditors for the 2017 audit. The Audit Committee meets regularly with the independent auditors and reviews both audit and non-audit services performed by Ernst & Young LLP and Deloitte & Touche LLP as well as fees charged for such services. The Audit Committee has determined that the provision of the services described above is compatible with maintaining the relevant auditors’ independence in the conduct of their audit functions.
Pre-Approval Policies and Procedures
Our Audit Committee has adopted, and our Board has approved, procedures and conditions pursuant to which services proposed to be performed by our independent auditors should be pre-approved.  Pursuant to its charter, the Audit Committee may delegate pre-approval authority to one or more of its members.  The member to whom such authority is delegated must report, for information purposes, any pre-approval decisions to the Audit Committee at its next scheduled meeting.  The Audit Committee pre-approved all audit, audit-related and other services rendered by Ernst & Young LLP for 2015 and 2016 and by Deloitte & Touche LLP for 2017 in their capacities as our independent auditors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial statements and reports of our independent registered public accounting firms. See (i) Index to Consolidated Financial Statements at Item 8 and (ii) Item 9A of this Annual Report on Form 10-K.
(2) All other schedules, for which provision is made in the applicable accounting regulations of the SEC, are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Document

2.1
Agreement and Plan of Merger and Reorganization, dated as of September 29, 2015, by and among comScore, Inc., Rum Acquisition Corporation, a wholly owned subsidiary of comScore, Inc., and Rentrak Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2015) (File No. 001-33520)

2.2
Asset Purchase Agreement, dated as of November 5, 2015, by and among Adobe Systems Incorporated, Adobe Software Trading Company Limited, Adobe Systems Software Ireland Limited, comScore, Inc., comScore B.V., and CS Worldnet International C.V. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2015) (File No. 001-33520)

2.3
Waiver of Asset Transfer and Amendment dated as of January 21, 2016 by and among Adobe Systems Incorporated, Adobe Software Trading Company Limited, Adobe Systems Software Ireland Limited, comScore Inc., comScore B.V. and CS Worldnet International C.V.

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

4.2
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

4.3
Amendment to Tax Asset Protection Rights Agreement, dated as of September 28, 2017, between comScore, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A/A, filed September 29, 2017) (File No. 001-33520)

4.4	Form of Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.1*
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.2*	Form of Change of Control and Severance Agreement for executive officers

10.3*
2007 Equity Incentive Plan, as amended and restated September 8, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 29, 2014) (File No. 001-33520)

10.4*
Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.5*
Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.6*
Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740

10.7	Form of comScore Support Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2015) (File No. 001-33520)

10.8	Form of Rentrak Support Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed September 29, 2015) (File No. 001-33520)

10.9
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.10
Credit Agreement, dated as of September 26, 2013, among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., Suntrust Bank, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed October 29, 2013) (File No. 001-33520)

10.11
Security and Pledge Agreement, dated as of September 26, 2013, among comScore, Inc., the subsidiaries of comScore, Inc. party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 29, 2013) (File No. 001-33520)

10.12
First Amendment, dated as of June 23, 2014, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.13
Second Amendment, dated as of June 3, 2015, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 3, 2015) (File No. 001-33520)

10.14
Third Amendment, dated as of April 14, 2016, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.15
Fourth Amendment, dated as of June 6, 2016, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.16
Fifth Amendment, dated as of July 19, 2016, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.17
Sixth Amendment, dated as of August 19, 2016, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.18
Seventh Amendment, dated as of December 20, 2016, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.19
Eighth Amendment, dated as of February 17, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.20
Ninth Amendment, dated as of April 13, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.21
Tenth Amendment, dated as of June 30, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.22
Eleventh Amendment, dated as of September 29, 2017, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.23
Notice of Termination, dated as of January 3, 2018, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto

10.24
Amended and Restated Security Agreement (Deposit Accounts - Specific), dated as of January 11, 2018, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., and the other lenders party thereto

10.25
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.26
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.27
Voting Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2011) (File No. 001-33520)

10.28
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.29
Stockholders Rights Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(3) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.30
Voting Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(4) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.31
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.32
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.33
Agreement between comScore, Inc. and Starboard Value LP, dated as of September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.36*	Summary of 2015 Named Executive Officer Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 17, 2015) (File No. 001-33520)

10.37*
Separation Agreement and General Release, dated November 3, 2016, between comScore, Inc. and Serge Matta (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 7, 2016) (File No. 001-33520)

10.38*
Separation Agreement and General Release, dated November 4, 2016, between comScore, Inc. and Melvin Wesley III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 7, 2016) (File No. 001-33520)

10.39*
Separation and General Release Agreement, dated as of January 12, 2017, by and between comScore, Inc. and Christiana Lin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2017) (File No. 001-33520)

10.40*
Consulting Agreement, dated as of January 12, 2017, by and between comScore, Inc. and Christiana Lin (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 12, 2017) (File No. 001-33520)

10.41*
Separation and General Release Agreement, dated as of June 15, 2017, between comScore, Inc. and Michael Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2017) (File No. 001-33520)

10.42*
Consulting Agreement, dated as of June 15, 2017, between comScore, Inc. and Michael Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 16, 2017) (File No. 001-33520)

10.43*	Separation and General Release Agreement, dated as of September 8, 2017, between comScore, Inc. and David Chemerow

10.44*
Retirement and Transition Services Agreement, dated as of October 24, 2017, between comScore, Inc. and Gian M. Fulgoni (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 25, 2017) (File No. 001-33520)

10.45*
Amendment No. 1, dated as of November 13, 2017, to the Retirement and Transition Services Agreement dated as of October 24, 2017, between comScore, Inc. and Gian M. Fulgoni (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 15, 2017) (File No. 001-33520)

10.46*
Separation and General Release Agreement, dated as of December 5, 2017, between comScore, Inc. and Cameron Meierhoefer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2017) (File No. 001-33520)

10.47
Securities Purchase Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.48
Guaranty Agreement, dated as of January 16, 2018, made by the subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.49
Pledge and Security Agreement, dated as of January 16, 2018, made by comScore, Inc., the subsidiaries signatory thereto and Starboard Value and Opportunity Master Fund Ltd., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.50
Registration Rights Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/S/ WILLIAM P. LIVEK
William P. Livek
President and Executive Vice Chairman
(Principal Executive Officer)
March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM P. LIVEK	President and Executive Vice Chairman and Director	March 23, 2018
William P. Livek	(Principal Executive Officer)

/S/ GREGORY FINK	Chief Financial Officer and Treasurer	March 23, 2018
Gregory Fink	(Principal Financial Officer and Principal Accounting Officer)

/S/ SUSAN RILEY	Chair of the Board of Directors	March 23, 2018
Susan Riley

/S/ GIAN FULGONI	Director	March 23, 2018
Gian Fulgoni

/S/ JACQUES KERREST	Director	March 23, 2018
Jacques Kerrest

/S/ MICHELLE MCKENNA-DOYLE	Director	March 23, 2018
Michelle McKenna-Doyle

/S/ WESLEY NICHOLS	Director	March 23, 2018
Wesley Nichols

/S/ PAUL REILLY	Director	March 23, 2018
Paul Reilly

/S/ BRENT ROSENTHAL	Director	March 23, 2018
Brent Rosenthal

/S/ BRYAN WIENER	Director	March 23, 2018
Bryan Wiener