Form 10-Q
period 2018-03-31
COMSCORE, INC.
filed 2018-05-10
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________
FORM 10-Q
________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 7, 2018, there were 55,022,557 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "10-Q"), including the information contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and the information incorporated by reference in this 10-Q, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing and capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, planned remediation activities, plans for relisting our common stock, expected impact of litigation and litigation settlements, including the expected contribution by insurance providers, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,266	$37,859
Restricted cash	7,564	7,266
Accounts receivable, net of allowances of $1,779 and $1,991, respectively ($1,487 and $2,899 of accounts receivable attributable to related parties)	70,902	82,029
Prepaid expenses and other current assets	15,581	15,168
Insurance recoverable on litigation settlements	37,232	37,232
Total current assets	198,545	179,554
Property and equipment, net	26,894	28,893
Other non-current assets	8,106	7,259
Deferred tax assets	4,252	4,532
Intangible assets, net	151,275	159,777
Goodwill	643,006	642,424
Total assets	$1,032,078	$1,022,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($227 and $2,715 attributable to related parties)	$26,223	$27,889
Accrued expenses ($1,442 and $5,857 attributable to related parties)	68,966	86,031
Accrued litigation settlements	27,447	27,718
Other current liabilities	9,428	10,485
Deferred revenue ($2,386 and $2,755 attributable to related parties)	96,388	98,367
Financing derivatives, current	4,100	—
Total current liabilities	232,552	250,490
Financing derivatives	11,020	—
Senior secured convertible notes	126,246	—
Deferred tax liabilities	4,259	3,641
Accrued litigation settlements	90,800	90,800
Other non-current liabilities	18,458	21,016
Total liabilities	483,335	365,947
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 60,382,466 shares issued and 55,017,670 shares outstanding as of March 31, 2018 and 60,053,843 shares issued and 57,289,047 shares outstanding as of December 31, 2017, respectively	60	60
Additional paid-in capital	1,414,109	1,407,717
Accumulated other comprehensive loss	(4,609)	(6,224)
Accumulated deficit	(661,277)	(609,091)
Treasury stock, at cost, 5,364,796 and 2,764,796 shares as of March 31, 2018 and December 31, 2017, respectively	(199,540)	(135,970)
Total stockholders’ equity	548,743	656,492
Total liabilities and stockholders’ equity	$1,032,078	$1,022,439
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues (1)	$105,919	$100,861

Cost of revenues (1) (2) (3)	47,254	47,313
Selling and marketing (1) (2) (3)	25,905	29,733
Research and development (1) (2) (3)	18,716	21,020
General and administrative (1) (2) (3)	18,661	17,785
Investigation and audit related (1)	31,867	17,678
Amortization of intangible assets	8,544	8,735
Settlement of litigation, net	—	1,533
Restructuring	1,257	—
Total expenses from operations	152,204	143,797
Loss from operations	(46,285)	(42,936)
Interest expense, net (1)	(2,905)	(154)
Other income, net	77	3,184
Loss from foreign currency transactions	(922)	(20)
Loss before income taxes	(50,035)	(39,926)
Income tax provision	(1,415)	(866)
Net loss	$(51,450)	$(40,792)
Net loss per common share:
Basic	$(0.93)	$(0.71)
Diluted	(0.93)	(0.71)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	55,227,046	57,274,851
Diluted	55,227,046	57,274,851
Comprehensive loss:
Net loss	$(51,450)	$(40,792)
Other comprehensive income:
Foreign currency cumulative translation adjustment	1,615	603
Total comprehensive loss	$(49,835)	$(40,189)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Amortization of stock-based compensation expense is included in the line items above as follows:
	Three Months Ended March 31,
	2018	2017
Cost of revenues	$213	$629
Selling and marketing	575	1,446
Research and development	344	821
General and administrative	749	924
	$1,881	$3,820

(3) Excludes amortization of intangible assets, which is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(51,450)	—	(51,450)
Foreign currency translation adjustment	—	—	—	1,615	—	—	1,615
Subscription receivable	—	—	3,065	—	—	—	3,065
Common Stock warrants issuable	—	—	5,545	—	—	—	5,545
Repurchase of Common Stock in exchange for senior secured convertible notes	(2,600,000)	—	—	—	—	(63,570)	(63,570)
Restricted stock units vested	487,027	—	—	—	—	—	—
Common Stock received for tax withholding	(158,404)	—	(4,099)	—	—	—	(4,099)
Stock-based compensation	—	—	1,881	—	—	—	1,881
Balance as of March 31, 2018	55,017,670	$60	$1,414,109	$(4,609)	$(661,277)	$(199,540)	$548,743

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(51,450)	$(40,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,563	6,129
Amortization of intangible assets	8,544	8,735
Stock-based compensation	1,881	3,820
Deferred tax benefit	906	879
Change in fair value of financing derivatives	2,180	—
Change in fair value of equity securities	449	—
Accretion of debt discount	752	—
Amortization of deferred financing costs	207	—
Other	(69)	806
Changes in operating assets and liabilities:
Accounts receivable	11,095	8,271
Prepaid expenses and other assets	(597)	(14,932)
Accounts payable, accrued expenses, and other liabilities	(19,761)	19,807
Deferred revenue	(3,498)	5,325
Net cash used in operating activities	(44,798)	(1,952)

Investing activities
Purchase of property and equipment	(2,657)	(2,999)
Net cash used in investing activities	(2,657)	(2,999)

Financing activities
Proceeds from borrowings on senior secured convertible notes	85,000	—
Debt issuance costs	(4,315)	—
Financing proceeds received on subscription receivable (related party)	3,065	1,259
Repurchase of Common Stock (withholding taxes)	(4,099)	(1,262)
Principal payments on capital lease and software license arrangements	(2,859)	(4,499)
Net cash provided by (used in) financing activities	76,792	(4,502)
Effect of exchange rate changes on cash	368	(1,721)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,705	(11,174)
Cash, cash equivalents and restricted cash at beginning of period	45,125	88,341
Cash, cash equivalents and restricted cash at end of period	$74,830	$77,167

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$67,266	$72,635
Restricted cash	7,564	4,532
Total cash, cash equivalents and restricted cash	$74,830	$77,167

Supplemental cash flow disclosures:
Interest paid	$265	$482
Income taxes paid	37	406

Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$250	$255
Treasury stock received in connection with issuance of senior secured convertible notes	63,570	—
Common Stock warrants issuable with senior secured convertible notes	5,733	—
Fair value of financing derivatives issued with senior secured convertible notes	12,940	—
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "comScore" or the “Company”), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms. Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. The Company operates in one operating segment. A single management team reports to the CODM who manages the entire business. The Company’s CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product lines. The Company's President and Executive Vice Chairman assumed the role of CODM following the retirement of the Company's former Chief Executive Officer in November 2017.
On April 23, 2018, the Company announced the appointment of Bryan Wiener as new Chief Executive Officer ("CEO"), effective May 30, 2018. Upon the effective date of the CEO appointment, the Company's President and Executive Vice Chairman will step down as President and assume the role of Vice Chairman of the Board of Directors of the Company and special advisor to the CEO.
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. The Company incurred significant investigation and audit related expenses with respect to the recent completion of its restatement and audit process, which significantly reduced working capital as of December 31, 2017.  In response to this reduction, in December 2017, the Company announced that it was implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, to enable the Company to decrease its global costs and more effectively align resources to business priorities. For additional information, refer to Footnote 10, Organizational Restructuring.
The Company continued to incur investigation and audit related expenses during the three months ended March 31, 2018. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (“Notes") in exchange for $85.0 million in cash and 2,600,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"). In addition, under the agreements, the Company granted to Starboard an option (the “Notes Option”) to purchase up to an additional $50.0 million of Notes, and the Company has the right to conduct a rights offering (the “Rights Offering”), which would be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”). Starboard also agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes with the backstop obligation to be reduced by the amount of Notes (if any) purchased pursuant to the Notes Option. If undertaken, the Rights Offering would provide a minimum of $50.0 million to $70.0 million in cash if not fully subscribed (depending on whether Starboard exercises the Notes Option and assuming that any Notes purchased by Starboard pursuant to the backstop obligation would be issued on the same terms as the Rights Offering Notes), and at least $105.0 million in cash if fully subscribed, as stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the value of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock. The agreements contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $40 million) and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its debt covenants as of March 31, 2018. Based on management’s current plans, including actions within management’s control, the Company does not anticipate any breach of these covenants that would result in an event of default under the Notes. For additional information, refer to Footnote 3, Long-term Debt.
The restructuring actions discussed above are substantially complete. The Company believes that the financing actions discussed above are probable of occurring and satisfying the Company’s estimated liquidity needs within one year after the date that the financial statements are issued. The Company continues to evaluate the timing of a potential rights offering as well as other sources of financing to meet its liquidity needs and ensure that it remains in compliance with the minimum cash balances covenant described above. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Deferred rent (current) and capital lease obligations (current) have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets. Deferred rent (non-current), deferred revenue (non-current), and capital lease obligations (non-current) have been aggregated within other non-current liabilities on the Condensed Consolidated Balance Sheets. Adjustments to reconcile net loss to net cash used in operating activities related to loss from equity method investment, provision (recovery) for bad debts and loss on asset disposition of property and equipment have been aggregated within other adjustments on the Condensed Consolidated Statements of Cash Flows.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K"), filed on March 23, 2018 with the SEC. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018 or thereafter. All references to March 31, 2018 and 2017 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, the fair value determination of financing-related liabilities and derivatives, and the allowance for doubtful accounts. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Capitalized Software
Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide various services to clients. The costs are capitalized from the time that the preliminary project stage is completed, and considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During the three months ended March 31, 2018, the Company capitalized $1.9 million in internal-use software costs. During the three months ended March 31, 2017, the Company did not capitalize any internal-use software costs. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to the estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and the Company's assessments change.
Revenue Recognition
The Company applies the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606"), and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The Company’s contracts with customers may include multiple promised goods and services, consisting of the various services the Company offers. Contracts with multiple performance obligations typically consist of a mix of: subscriptions to the Company’s online database, customized data services, and delivery of periodic custom reports based on information obtained from the database. In such cases, the Company identifies performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined. Once the Company identifies the performance obligations, the Company will determine transaction price, including the impact of variable consideration, based on contractually fixed amounts and an estimate of variable consideration. The Company allocates the transaction price to each performance obligation based on relative standalone selling price ("SSP"). Judgment is exercised to determine the SSP of each distinct performance obligation. In general, transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach ,depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Some sources of variable consideration like refunds, penalties, or allowances will reduce transaction price. In some instances, the Company may have non-cash consideration or elements of consideration payable to the customer, which will also be included in the transaction price. These sources of variable consideration are relatively infrequent and not significant. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. The Company recognizes revenue net of sales taxes remitted to government authorities.
Subscription-based revenues are typically recognized on a straight-line basis over the access period, which ranges from three to thirty-six months.
Revenue for validated Campaign Essentials ("vCE") is recognized over time, either on a time-elapsed basis, as the Company is providing services that the customer is continuously consuming and receiving benefit from; or on an output method, such as volume of impressions processed. Activation products vary in nature, and can be recognized over time, generally on an input method time-elapsed basis, as the Company provides continuous tracking of activity. Other activation products are delivered at a point in time, based on custom attributes agreed upon by customers and the Company.
The Company believes that recognizing revenue evenly mirrors the even depiction of the transfer of control and benefit of goods and services to customers, particularly for subscription, vCE and activation products.
The Company’s customized data services are delivered in the form of custom recurring reports or ad hoc reports. Custom report performance obligations, in general, are transferred at a point in time once the product has been delivered to the customer.
Revenues are also generated through survey services under contracts ranging in term from two months to one year. Survey services consist of survey design with subsequent data collection, analysis and reporting. Survey revenue is recognized at a point in time, in general, once the final report has been delivered to the customer.
For performance obligations satisfied at a point in time, the Company evaluates a number of factors to determine whether control of goods and services has been transferred. The Company considers whether there is a present right to payment and whether the customer has accepted the asset. In many instances the Company has objective evidence of the acceptance criteria, while in other cases the acceptance provisions are substantive and the customer must affirmatively signal acceptance. The preceding two factors are not the only factors that may be considered. Other considerations include, but are not limited to, whether risks and rewards of ownership have been transferred for a particular product.
For the majority of its products and services, the Company applies an adjusted market assessment approach for the determination of SSP for identified performance obligations. In general, the Company bundles multiple products and very few are sold on a standalone basis. The Company uses rate cards and pricing calculators that are periodically reviewed and updated to reflect the latest sales data and observable inputs by industry, channel, geography, customer size, and other relevant groupings. Certain products are sold on a standalone basis in a narrow band of prices. If a product is sold outside of the narrow band of prices, it will be assigned the midpoint of the narrow band for purposes of allocating transaction price on a relative SSP basis.
Generally, customers have the right to cancel their contracts by providing a written notice of cancellation, although some subscription-based contracts are non-cancelable. If a customer cancels its contract, the customer is generally not entitled to a refund for prior services. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provision lapses. For multi-year contracts with annual price increases and no opt out clauses, the total consideration for each of the years included in the contract term will be summed up and recognized on a straight-line basis over the term of the contract.
Contract payments are generally due in advance for subscription-based services or upon delivery of custom reports. If a contract exists under Topic 606, advance payments are recorded as deferred revenue until services are delivered or obligations are met and revenue is earned. Deferred revenue represents the excess of amounts invoiced or received from the customer over amounts recognized as revenue. Deferred revenue to be recognized in the succeeding twelve-month period is classified as current deferred revenue and the remaining amounts are classified as non-current deferred revenue.
The Company may enter into multiple contracts with a single counterparty at or near the same time. The Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective, (ii) consideration to be paid in one contract depends on the price or performance of the other contract, and (iii) goods or services promised are a single performance obligation.
For transactions that involve third parties, the Company evaluates whether the Company is the principal, in which case the Company recognizes revenue on a gross basis. If the Company is an agent, the Company recognizes revenue on a net basis.  In certain countries, the Company may use third-party resellers to sell its products and services. In these transactions, the Company is generally the principal as the Company controls the products and services and is primarily responsible for providing them to the end user. The Company also has certain revenue share arrangements that involve the use of partner data in its sales to end users or the use of its data in partner sales to end users.  In these arrangements, the Company assesses which party controls the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.
The Company enters into a limited number of monetary contracts that involve both the purchase and sale of services with a single counterparty. The Company assesses each contract, as it is executed, to determine if the revenue and expense should be presented gross or net. The Company currently presents expenses for these contracts net of subscription fees as cost of revenues in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For contracts that have a non-cancelable term greater than one year, the transaction price allocated to unsatisfied performance obligations amounted to $9.3 million as of March 31, 2018.  This consideration will be recognized as an adjustment to the Company’s purchase price of goods and services through November 2022.
Nonmonetary transactions represent data exchanges, which may consist of digital usage and general demographic data. The data obtained through nonmonetary transactions differs from the data provided by the Company in the exchange. Under Topic 606, the transaction price of a nonmonetary exchange that has commercial substance is based on the fair value of the non-cash consideration received. If an entity cannot reasonably estimate the fair value of the non-cash consideration received, then it uses the estimated selling price of the promised goods or services. None of the nonmonetary transactions entered into by the Company met the requirements to recognize revenue or expense. Therefore, these nonmonetary transactions are not reflected in the Condensed Consolidated Financial Statements.
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue:

i.	Digital Audience
Digital Audience products provide measurement of the behavior and characteristics of digital consumers based on information from the Company's data sources, including panels, census network, demographic and other available data, across multiple digital platforms. These products are primarily subscription-based, for which the accounting policy is described above. Certain contracts may contain custom solutions.

ii.	TV and Cross-Platform Audience
TV and Cross-Platform Audience products provide measurement of the behavior and characteristics of television viewers, and combine such measurement across digital and TV platforms. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, time shifted/recorded, online or on-demand. These products are primarily subscription-based, for which the accounting policy is described above. Certain contracts may contain custom solutions.

iii.	Advertising
Advertising products include vCE, activation and survey-based products. These products provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection. These products are primarily a part of customized data services, for which the accounting policy is described above.

iv.	Movies
Movies products are generally subscription-based products and custom reports. These products measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide. The services provided under subscription-based agreements consist of a single performance obligation, access to the Company's portal, and generally result in transfer of control over time as services are rendered. These products are either subscription-based or part of customized data services, for which the accounting policy is described above.

Disaggregation of Revenue
In the following table, revenue is disaggregated by product line, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with Topic 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

(In thousands)	Three Months Ended March 31, 2018
By Product lines
Digital Audience	$57,788
TV and Cross-Platform	25,317
Advertising	12,196
Movies	10,618
Total	$105,919
By Geographical markets
United States	$91,477
Europe	9,135
Latin America	2,611
Canada	1,920
Other	776
Total	$105,919
Timing of revenue recognition
Products and services transferred at a point in time	$29,295
Products and services transferred over time	76,624
Total	$105,919

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	March 31, 2018	January 1, 2018
Accounts receivable, net	$70,902	$81,914
Current and non-current contract assets	940	612
Current and non-current contract costs	875	500
Contract liabilities: Deferred revenue (current)	96,388	99,886
Contract liabilities: Deferred revenue (non-current)	466	1,975

Accounts receivable are billed and unbilled amounts related to the Company's rights to consideration for work completed when the rights to payment become unconditional but for the passage of time.
Contract assets (current) are included in prepaid expenses and other current assets, and contract assets (non-current) are included in other non-current assets within the Condensed Consolidated Balance Sheets. Contract assets represent the excess of goods and other services transferred to the customer prior to the either receipt of consideration or before payment is due.
Contract liabilities primarily relate to amounts billed in advance or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. Deferred revenue (non-current) is included in other non-current liabilities within the Condensed Consolidated Balance Sheets.
Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

(In thousands)	Deferred revenue (current)
Revenue recognized that was included in the contract liability balance at the beginning of period	$(52,572)
Cash received or amounts billed in advance and not recognized as revenue	50,705
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2018, approximately $242 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 86% of these remaining performance obligations through December 31, 2019, with the balance recognized thereafter.
The Company applies the optional exemptions and does not disclose: a) information about remaining performance obligations that have an original expected duration of one year or less and b) transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance. Variable consideration relates to usage based revenue which is generally part of the Advertising, TV and Cross-Platform product lines.
Costs to Obtain or Fulfill a Contract
Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs include commission programs to compensate employees for obtaining new contracts and are included in selling and marketing expenses.
The Company has incurred incremental costs to obtain contracts that meet the criteria for capitalization and are not subject to the practical expedient as the amortization period is over one year. These costs are amortized based on the pattern of transfer of goods or services to which the assets relate. The typical amortization period for capitalized costs to obtain a contract is twenty-four months, and such costs are included in selling and marketing expenses.
Certain costs to fulfill are capitalized in relation to long-term contracts wherein the transfer of goods and services will occur at a point in time. These costs include dedicated employees, subcontractors, and other third-party costs. The Company will assess capitalized costs to fulfill at each reporting period for recoverability. These costs are included in costs of revenues and are recognized in the same manner as the corresponding performance obligation(s).
As of March 31, 2018, the Company had $0.9 million in capitalized contract costs. For the three months ended March 31, 2018, no contract costs have been amortized or expensed.
Changes in Accounting Policies
Except for the changes below, the Company has consistently applied accounting policies to all periods presented in the Condensed Consolidated Financial Statements.
The Company adopted Topic 606 with a date of initial application of January 1, 2018, using the modified retrospective transition method, and hence applied Topic 606 to contracts with customers that were not completed as of the date of initial application. Comparative information has not been adjusted and continues to be reported under Topic 605. Details of the significant changes and quantitative impact of the changes are set out below:

•
As of the date of initial application of January 1, 2018, and under the commission plan in place until then, costs to obtain a contract (generally commissions) qualified for the practical expedient allowing such costs to be expensed as incurred, consistent with Topic 605. Therefore, there was no change in accounting as of the date of initial application.

Effective January 1, 2018, the Company implemented a new commission plan whereby the Company expects some costs to obtain a contract to continue to qualify for the practical expedient, but the Company expects to incur some commissions costs that meet the criteria for capitalization as the amortization period is over one year.

•
Certain fulfillment costs meet the criteria for capitalization as they relate directly to a contract, generate or enhance a resource being used in satisfying the Company's performance obligation, and are expected to be recovered.

The adoption of the standard related to revenue recognition impacted the Company's previously reported results as follows:

(In thousands)	As previously reported as of December 31, 2017	New revenue standard adjustments	As adjusted as of January 1, 2018
Accounts receivable, net	$82,029	$(115)	$81,914
Current and non-current contract assets	—	612	612
Current and non-current contract costs	—	500	500
Contract liabilities: Deferred revenue (current)	98,367	1,519	99,886
Other current liabilities	2,998	292	3,290
Contract liabilities: Deferred revenue (non-current)	2,053	(78)	1,975
Stockholders' equity	656,492	(736)	655,756

The following tables summarize the impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the period ended March 31, 2018 (amounts in thousands, except share and per share data):

I.	Impact on Condensed Consolidated Balance Sheets

Impact of changes in accounting policies
March 31, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Accounts receivable, net	$70,902	$1,567	$72,469
Current and non-current contract assets	940	(940)	—
Current and non-current contract costs	875	(875)	—

Contract liabilities: Deferred revenue (current)	$96,388	$259	$96,647
Other current liabilities	9,428	(540)	8,888
Other non-current liabilities	18,458	78	18,536
Accumulated deficit	(661,277)	(45)	(661,322)

II.	Impact on Condensed Consolidated Statements of Operations and Comprehensive Loss

Impact of changes in accounting policies
For the Three Months Ended March 31, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Revenues	$105,919	$(406)	$105,513
Cost of revenues	47,254	200	47,454
Selling and marketing	25,905	175	26,080
Income tax provision	(1,415)	—	(1,415)
Net loss	$(51,450)	$(781)	$(52,231)
Net loss per common share:
Basic	$(0.93)		$(0.95)
Diluted	(0.93)		(0.95)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	55,227,046		55,227,046
Diluted	55,227,046		55,227,046

III.	Impact on Condensed Consolidated Statements of Cash Flows

Impact of changes in accounting policies
For the Three Months Ended March 31, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Operating activities
Net loss	$(51,450)	$(781)	$(52,231)
Adjustments to reconcile net loss to net cash used in operating activities	19,413	781	20,194
Net cash used in operating activities	(44,798)	—	(44,798)
Investing activities	(2,657)	—	(2,657)
Financing activities	76,792	—	76,792
Effect of exchange rate changes on cash	368	—	368
Net increase in cash, cash equivalents and restricted cash	29,705	—	29,705
Cash, cash equivalents and restricted cash at beginning of period	45,125	—	45,125
Cash, cash equivalents and restricted cash at end of period	74,830	—	74,830
Cash and cash equivalents	67,266	—	67,266
Restricted cash	7,564	—	7,564
Total cash, cash equivalents and restricted cash	$74,830	$—	$74,830

Other Income, Net
The following is a summary of other income, net:

	Three Months Ended March 31,
(In thousands)	2018	2017
Transition services agreement income from the Digital Analytix ("DAx") disposition	$2,665	$3,197
Change in fair value of investment in equity securities	(449)	—
Change in fair value of financing derivatives	(2,180)	—
Other	41	(13)
Total other income, net	$77	$3,184
Income Taxes
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
In December 2017, the SEC staff issued Staff Accounting Bulletin 118, which provides guidance on how to appropriately report significant legislative changes in financial statements when the accounting for the changes has not been completed. The guidance allows companies to report a provisional amount based on a reasonable estimate of the impact in their financial statements that can be adjusted during a one-year measurement period, similar to the accounting for business combinations.
As of March 31, 2018, the Company's accounting for the TCJA is still to be completed. As described in the Company's 2017 10-K, it has not yet been able to reasonably estimate the effects of certain provisions, some of which did not take effect until January 1, 2018, including but not limited to: a limitation of the deductibility of certain officers' compensation, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or “GILTI”). Therefore, no provisional adjustments were recorded as of December 31, 2017. For the three months ended March 31, 2018, the Company is still reviewing and assessing the impact of these provisions and has not included any provisional amounts in its financial statements. However, given the Company’s loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, the Company does not believe these provisions will have a material impact on its financial statements.
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units, senior secured convertible notes, warrants issuable and non-vested restricted stock awards are excluded and diluted loss per share is equal to basic loss per share. The weighted-average shares outstanding for Common Stock, used in per share calculations, have been adjusted to reflect share repurchases made during the three months ended March 31, 2018 and 2017.
The dilutive effect of stock options, restricted stock units, senior secured convertible notes, warrants issuable and restricted stock of 8,164,341 and 2,999,421 were not included in the computation of diluted net loss per common share for the three months ended March 31, 2018 and 2017, respectively, as their effect would be anti-dilutive.
Debt Issuance Costs
The Company reflects debt issuance costs in the Condensed Consolidated Balance Sheets as a direct deduction from the gross amount of debt, consistent with the presentation of a debt discount. Debt issuance costs are amortized to interest expense, net over the term of the underlying debt instrument, utilizing the effective interest method for the convertible notes.
Derivative Financial Instruments
The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are immediately recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Accounting Standards Recently Adopted
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10), that substantially revises the recognition, measurement and presentation of financial assets and financial liabilities. The new guidance, among other things (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net loss, with some exceptions, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the standard effective January 1, 2018. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), which clarifies certain aspects of the guidance issued in ASU 2016-01. The technical corrections and improvements did not have an effect on the Company's adoption of the guidance.
Prior to adoption of ASU 2016-01, the Company had one cost-method investment in preferred stock of an entity. The $4.6 million value of the cost-method investment was included in other non-current assets in the Condensed Consolidated Balance Sheets as of December 31, 2017. Upon adoption, the Company did not have a cumulative adjustment related to the fair value of the investment. During the three months ended March 31, 2018, the entity went public and the preferred stock held by the Company was converted to common stock of the entity. As of March 31, 2018, the $4.2 million fair value of the investment was included in other non-current assets in the Condensed Consolidated Balance Sheets. The loss related to the change in the fair value of the investment of $0.4 million is recorded in other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to reduce the diversity in practice related to the classification of certain cash receipts and cash payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of the guidance did not have an impact on the Condensed Consolidated Statements of Cash Flows.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation - Stock Compensation. For all entities, ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The adoption of the guidance did not have a material impact on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires, among other things, a lessee to recognize a right-of-use asset representing an entity's right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to existing guidance for operating leases today. This new guidance supersedes all prior guidance. The guidance is effective for interim periods and fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has commenced the assessment phase of the project and is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is evaluating the impact to its Condensed Consolidated Financial Statements.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity; Derivatives and Hedging. This update was issued to address complexities in accounting for certain equity-linked financial instruments containing down round features. The amendments in ASU 2017-11 change the classification analysis of these financial instruments (or embedded features) so that equity classification is no longer precluded. The amendments in ASU 2017-11 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact to its Condensed Consolidated Financial Statements.

3.	Long-term Debt
Issuance and Sale of Senior Secured Convertible Notes
On January 16, 2018, the Company entered into certain agreements with Starboard, pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. Based upon the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Notes issuance, January 16, 2018, which was $24.45 per share, the difference of $1.4 million was recorded as an issuance discount to the Notes. The Company also granted to Starboard the Notes Option to acquire up to an additional $50.0 million in Option Notes and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock. In addition, under the agreements, the Company has the right to conduct a Rights Offering, which would be open to all of the Company's stockholders, for up to $150.0 million in Rights Offering Notes.
The conversion price for the Notes (the “Conversion Price”) is equal to a 30% premium to the volume weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days commencing on January 16, 2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29.
The Notes mature on January 16, 2022 (the “Maturity Date”). Based upon the determination of the Conversion Price, interest on the Notes will accrue at 6.0% per year through January 30, 2019. On each of January 30, 2019, January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. The interest rate variability feature of the Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate variability feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate variability feature, using the following key assumptions:

•	Credit adjusting discount rate: The Company estimated a market based discount rate of 25%.

•	Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Notes issuance, January 16, 2018, which was $24.45 per share.

•	Risk Free Rate: Assumed to be 2.2% based on the Federal Reserve bond yield.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 41.3% as of the valuation date.

•	Term: Based on the time period of the Notes maturity, 4 years.
Based upon the modified convertible bond model utilized by management, the fair value of the interest rate variability feature was determined to be $6.4 million as of January 16, 2018 and was recognized as an issuance discount for the Notes at inception.
Interest on the Notes is payable on a quarterly basis in arrears beginning on April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock (the “PIK Interest Shares”). Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date.
The Notes Option granted to Starboard is exercisable, in whole or in part, at any time or times through the date that is five business days after the Company files a registration statement relating to the Rights Offering. Option Notes may be purchased, at the option of Starboard, through the exchange of a combination of cash and shares of Common Stock owned by Starboard, subject to certain limitations. Any Option Notes purchased pursuant to the Notes Option will have the same terms, including as to maturity, interest rate, convertibility, and security, as the Notes. Management evaluated the Notes Option and determined it meets the definition of a derivative as it represents a written option. The Notes Option qualifies for liability treatment and is initially measured at fair value, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the Notes Option, management utilized an option pricing model as the option represents a put option that gains value as the underlying asset (Common Stock) decreases in value. The following key assumptions were utilized in our estimate of the fair value of the Notes Option derivative:

•	Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Notes issuance, January 16, 2018, which was $24.45 per share.

•	Risk Free Rate: Assumed to be 1.6% based on the Federal Reserve bond yield with a term commensurate with the remaining life of the Notes Option.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 38.4% as of the valuation date.

•	Term: Based on the time period of the Notes Option, 6 months.
Based upon the option pricing model utilized, management estimated the fair value of the Notes Option as of January 16, 2018 to be $2.1 million. The fair value was recognized as an issuance discount for the Notes at inception.
Subject to the terms of the Rights Offering, if undertaken, the Company will distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes.
The Notes are (and any Option Notes will be) guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantors”) and are (and any Option Notes will be) secured by a security interest in substantially all of the assets of the Company and the Guarantors, pursuant to a Guaranty, dated as of January 16, 2018, entered into by the Guarantors, and a Pledge and Security Agreement, dated as of January 16, 2018, among the Company, the Guarantors and Starboard Value and Opportunity Master Fund Ltd. as collateral agent.
The agreements contain a prepayment redemption option with certain make-whole premiums for the Notes holders in the event of a change of control of the Company. Management evaluated this change of control option and determined that the option represented an embedded derivative that must be bifurcated and accounted for separately from the Notes. The change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a probability-adjusted binomial lattice model to determine the fair value of the change of control derivative, with the following key assumptions:

•	Risk Free Rate: Assumed to be 2.2% based on the U.S. Treasury bonds on the valuation date with a term commensurate with the remaining life of the change of control derivative.

•	Probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.

•	Term: Based on the time period of the feature, 4 years.
Based on the binomial lattice model, the Company determined the fair value as of January 16, 2018 to be $4.4 million. The fair value was recognized as an issuance discount of the Notes at inception.
The agreements contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $40 million) and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its debt covenants as of March 31, 2018. Based on management’s current plans, including actions within management’s control, the Company does not anticipate any breach of these covenants that would result in an event of default under the Notes.
In connection with the issuance of the Notes, the Company also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share. The warrants are issuable on the earlier of the closing of the Rights Offering and October 16, 2018, and will be exercisable for five years from the date of issuance. The Company valued the warrants using the Black Scholes Model, with the following key assumptions:

•	Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Notes issuance, January 16, 2018, which was $24.45 per share.

•
Volatility: The Company determined volatility to be 39.6% based on the historical volatility of its Common Stock daily volume weighted average price with a look back period commensurate with the term of the warrants.

•	Dividend Yield: Assumed to be zero based on the historical payout history of the Company.

•	Risk Free Rate: Assumed to be 2.4% based on U.S. Treasury bonds on the valuation date with a five-year term.

Based on the Black Scholes Model, the Company determined that the fair value of the warrants as of January 16, 2018 was $6.1 million. The Company recorded the warrants at allocated proceeds of $5.7 million, less allocated issuance costs of $0.2 million, as additional paid-in capital.
The cash proceeds and Common Stock received by the Company in exchange for the Notes were net of a $20.1 million issuance discount and $4.6 million in third party debt issuance costs. The Company amortized $0.2 million in debt issuance costs during the three months ended March 31, 2018. The Company accreted $0.8 million in issuance discount during the three months ended March 31, 2018.
At January 16, 2018, the date of issuance of the Notes, and at March 31, 2018, the Company's long-term debt was as follows:

			January 16, 2018	March 31, 2018
(In thousands, except interest rates)	Stated interest rate	Effective interest rate
Senior secured convertible notes at face value, due January 16, 2022	6.0%	11.3%	$150,000	$150,000
Less:
Original issuance discount			(20,103)	(19,351)
Deferred financing costs			(4,610)	(4,403)
Net carrying value			$125,287	$126,246
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, approximated its carrying value as of March 31, 2018 due to its proximity to the contract date.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks with a maturity date of September 26, 2018. Bank of America, N.A. was the administrative agent and lead lender of this revolving credit facility. The Credit Agreement provided for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. On January 11, 2018, the Company voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination of the Credit Agreement, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of March 31, 2018, $2.9 million in letters of credit remain outstanding and are cash collateralized.

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

Assets and Liabilities Measured on a Recurring Basis
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	March 31, 2018				December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$907	$—	$—	$907	$860	$—	$—	$860
Equity securities investment (2)	4,208	—	—	4,208	—	—	—	—
Total	$5,115	$—	$—	$5,115	$860	$—	$—	$860
Liabilities:
Financing derivatives: no hedging designation
Notes Option (3)	$—	$—	$4,100	$4,100	$—	$—	$—	$—
Interest rate reset (4)	—	—	6,500	6,500	—	—	—	—
Change of control redemption (5)	—	—	4,520	4,520	—	—	—	—
Total	$—	$—	$15,120	$15,120	$—	$—	$—	$—
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's equity securities investment in common stock of an entity, which is included in other long-term assets, is valued using a market approach based on the quoted market price of the security. Prior to adoption of ASU 2016-01, this investment was classified as a cost-method investment and was measured at historical cost in the prior year.
(3) The fair value of the Notes Option is determined using an option pricing model. Significant unobservable inputs into the valuation include the volatility of the Company's Common Stock, which is a Level 3 input within the hierarchy.
(4) The fair value of the Company's interest rate reset derivative liability is determined using a with-and-without approach, using a standard binomial tree convertible bond model. The fair value estimate is determined using an estimate for the Company's credit rating, the premium attributable to the payment-in-kind feature of the Notes, and premium estimates for company-specific risk factors. The valuation is derived from techniques which utilize unobservable Level 3 inputs.
(5) The fair value of the Company's change of control redemption derivative liability is determined using a probability adjusted binomial lattice model. The fair value estimate is determined using an estimate for the probability of change of control of the Company, risk-free rate, and remaining term of the redemption feature. These estimates represent Level 3 inputs within the fair value hierarchy.
The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.
Due to their short-term nature, the carrying amounts reported approximate the fair value for accounts receivable, accounts payable, capital leases and accrued expenses. The carrying value of capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2). There were no changes to the Company's valuation methodologies during the three months ended March 31, 2018 or 2017.
Through the Company's issuance of the Notes, the Company determined that there are three derivatives included within the agreements: the interest rate reset feature, the change of control redemption option and the Notes Option. These derivative liabilities are measured at fair value using Level 3 inputs in the Condensed Consolidated Balance Sheets, and changes in fair values are recorded within other income, net in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018, the Company recorded the $2.2 million change in fair value as a loss within other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table displays valuation techniques and the significant unobservable inputs for our Level 3 liabilities measured at fair value as of March 31, 2018:

	Fair value measurements as of March 31, 2018
	Significant valuation technique	Significant unobservable inputs	Input
Notes Option derivative liability	Option pricing model	Stock price	$24.07
		Risk-free rate	1.7%
		Volatility	27.1%
		Term	0.29 years

Interest rate reset derivative liability	Discounted Cash Flow	Discount rate	25.0%
		Stock price	$24.07
		Risk-free rate	2.6%
		Volatility	41.9%
		Term	3.80 years

Change of control redemption derivative liability	Option pricing model	Probability	0-10%
		Risk-free rate	2.6%
The fair values of the Company's financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivative. The primary sensitivity in each model is driven by the Company's Common Stock price at the measurement date, the observable volatility of the Common Stock, and the discount rate used to determine the present value of the instrument.

5.	Accrued Expenses

	March 31,	December 31,
(In thousands)	2018	2017
Payroll and payroll-related	$12,523	$20,821
Expected retention awards (1)	16,731	16,947
Accrued data costs	13,496	14,445
Professional fees	13,065	14,456
Restructuring	4,985	9,184
Amounts due to Adobe	2,797	5,395
Accrued interest	1,850	—
Other	3,519	4,783
	$68,966	$86,031
(1) Amount accrued as of March 31, 2018, is comprised of an accrued stock-based retention program that, in the event of employee departure prior to issuance of Common Stock, will be settled in cash.
The decrease in payroll and payroll-related accruals as of March 31, 2018 was due to the reduction in headcount that was implemented in the prior year. Refer to Footnote 10, Organizational Restructuring, for further information regarding the Company's restructuring efforts.

6.	Income Taxes
The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on its projected ordinary book income (loss) before taxes to year-to-date ordinary book income (loss) before taxes. The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income (loss) are determined separately and recognized in the period in which the items arise. During the three months ended March 31, 2018, the Company recorded an income tax provision of $1.4 million resulting in an effective tax rate of 2.8%. During the three months ended March 31, 2017, the Company recorded an income tax provision of $0.9 million resulting in an effective tax rate of 2.2%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and increases in the Company’s valuation allowance against its domestic deferred tax assets. Certain provisions of the TCJA, such as the decrease in the U.S. corporate tax rate from 35% to 21%, have been included in the income tax provision for the three months ended March 31, 2018. The net impact was insignificant. As of March 31, 2018 and December 31, 2017, the Company had unrecognized tax benefits of approximately $2.5 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

7.	Stockholders’ Equity
Pending Equity Awards
Due to the Company's delay in filing periodic reports with the SEC prior to the filing of the 2017 10-K, the Company had previously been unable to use the registration statement on Form S-8 to grant equity awards to employees, directors and consultants since February 2016. Further, in March 2017, the Company's 2007 Equity Incentive Plan reached the end of its ten-year term and expired. The Company has proposed a new equity incentive plan for adoption at the Company's 2018 annual meeting of stockholders, and expects to grant equity awards once that plan is adopted. As of March 31, 2018, in accordance with the Company's compensation program for all employees, directors and consultants, the Company anticipates making equity awards having an aggregate value of $48.4 million, of which $16.7 million have been accrued. Upon the issuance of these shares, the Company expects to recognize approximately $20 million in stock-based compensation expense during the second quarter of 2018, pending the anticipated approval of the Company's new equity incentive plan. These awards were recommended for employees, directors and consultants in 2016, 2017 and 2018 but were not granted as of March 31, 2018. Based on the closing bid price of the Company's Common Stock on the OTC Pink Tier on April 30, 2018, $21.20 per share, the Company expects to award approximately 2,275,672 shares in connection with the equity awards known as of March 31, 2018. In addition, we expect to issue additional equity awards for 2018 service or otherwise. The actual number of shares issued will be based upon the prevailing trading price of our Common Stock at the time the shares are issued.

8.	Related Party Transactions
As of March 31, 2018, WPP plc ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 20.6% ownership in the Company. The Company provides WPP and its affiliates, in the normal course of business, services amongst its different product lines and receives various services from WPP and its affiliates supporting the Company's data collection efforts. In early 2015, there were a series of business and asset acquisitions and sales and issuances of Common Stock between the Company and WPP as well as a Subscription Receivable agreement that the Company entered into with GroupM, a WPP subsidiary.
In 2015, the Company and GroupM entered into an agreement in which GroupM agreed to a minimum commitment to purchase $20.9 million of the Company's products over five years, which is recorded as Subscription receivable. In January 2016, as part of the Company's merger with Rentrak Corporation ("Rentrak"), the Company acquired two contracts with net present value of $14.5 million with WPP wholly-owned subsidiaries which were reflected as Subscription Receivable. The Company has recorded the Subscription receivable as contra equity within additional paid-in capital on the Condensed Consolidated Statements of Stockholders' Equity. As cash is received on the Subscription receivable, additional paid-in capital is increased by the amount of cash received and the Company recognizes imputed interest income.
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program ("Program") to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households.  The agreement provides that the Company make annual payments to Lightspeed of approximately $4.4 million. The Program is designed to be a comprehensive data collection effort across multiple in-home devices (e.g., television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) monitored via the installation of household internet routers (“Meters”) in panelist households.  The Meters will collect and send the data back to the Company for use in its Total Home Panel product. Under the terms of the Program, Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
The Company's results from transactions with WPP, its affiliates and other related parties as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss are detailed below:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues (1)	$2,292	$3,312

Cost of revenues	2,522	3,747
Selling and marketing	43	35
Research and development	53	29
General and administrative	27	24
Investigation and audit related (2)	—	3,334

Interest income	219	208
(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP.  Accordingly, despite cash being received by the Company under these agreements, no revenue has been recognized other than imputed interest income on the net present value of anticipated future cash payments from WPP.
(2) The investigation and audit related expenses relate to accounting advisory services, audit preparation support, and process improvement services provided by CrossCountry Consulting, LLC, whose managing partner served as the Company’s interim Chief Financial Officer and Treasurer during late 2017 pursuant to an interim services agreement.
The Company has the following balances related to transactions with WPP, its affiliates and other related parties reflected in the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
(In thousands)	2018	2017
Accounts receivable, net	$1,487	$2,899
Subscription receivable (Additional paid-in capital)	7,189	10,254
Accounts payable	227	2,715
Accrued expenses	1,442	5,857
Deferred revenue	2,386	2,755
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with certain funds affiliated with or managed by Starboard, then a beneficial owner of more than five percent of the Company’s outstanding Common Stock. Pursuant to the agreements, the Company: (i) issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million; (ii) granted to Starboard the option to purchase up to an additional $50.0 million in senior secured convertible notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash; (iii) agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock; and (iv) has the right to conduct a rights offering, which would be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes, and Starboard agreed to enter into one or more backstop commitment agreements by which it would backstop up to $100.0 million of the convertible notes offered in the rights offering. As part of the issuance of the Notes, the Company reimbursed $0.3 million in financing costs for Starboard.
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

9.	Commitments and Contingencies
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

Derivative Litigation
The Consolidated Virginia Derivative Action. In May 2016 and July 2016, two purported shareholder derivative actions, Terry Murphy v. Serge Matta et al. and Ron Levy v. Serge Matta et al., were filed in the Circuit Court of Fairfax County, Virginia against the Company as a nominal defendant and against certain of its current and former directors and officers. The complaints alleged that the defendants intentionally or recklessly made materially false or misleading statements regarding the Company and asserted claims of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets against the defendants. The complaints sought declarations that the plaintiffs can maintain the action on behalf of the Company, declarations that the individual defendants have breached fiduciary duties or aided and abetted such breaches, awards to the Company for damages sustained, purported corporate governance reforms, awards to the Company of restitution from the individual defendants and reasonable attorneys’ and experts’ fees. On April 13, 2017, the Court entered a consent order consolidating the Murphy and Levy actions.
The Assad Action. On April 14, 2017, another purported shareholder derivative action, George Assad v. Gian Fulgoni et al., was filed in the Circuit Court of Fairfax County, Virginia against the Company as a nominal defendant and against the same current and former directors and officers of the Company as the Murphy and Levy actions, as well as certain additional individuals. The Assad complaint alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, as well as a claim seeking to compel the Company's Board of Directors to hold an annual stockholders’ meeting. In addition to an order compelling the Board of Directors to hold an annual stockholders’ meeting, the Assad complaint seeks judgment against the defendants in the amount by which the Company was allegedly damaged, an order directing defendants to provide operations reports and financial statements for all previous quarters allegedly identified by the Audit Committee as inaccurate, purported corporate governance reforms, the restriction of proceeds of defendants’ trading activities pending judgment, an award of restitution from the defendants, and an award of attorneys’ fees and costs. On August 4, 2017, the Company moved for an order of consolidation of the Assad action into the consolidated Virginia action. The motion has not been brought for a hearing due to the pendency of the proposed derivative litigation settlement noted below.
The Consolidated Federal Derivative Action. In December 2016 and February 2017, two purported shareholder derivative actions, Wayne County Employees’ Retirement System v. Fulgoni et al. and Michael C. Donatello v. Gian Fulgoni et al., were filed in the District Court for the Southern District of New York against the Company and certain of the Company's current and former directors and officers. The complaints alleged, among other things, that the defendants provided materially false and misleading information regarding the Company, its business and financial performance. The Donatello complaint also alleged that the defendants breached their fiduciary duties, failed to maintain internal controls and were unjustly enriched to the detriment of the Company. The complaints sought awards of monetary damages, purported corporate governance reforms, the award of punitive damages, and attorneys’, accountants’ and experts’ fees and other relief. On April 25, 2017, the Court signed and entered the parties’ stipulation to consolidate the Wayne County and Donatello actions. Following the proposed settlement discussions noted below, the Court stayed the case pending application for preliminary approval of settlement on September 21, 2017.
Proposed Derivative Litigation Settlement. On September 10, 2017 the Company, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, the Company would receive a $10.0 million cash payment, funded by the Company’s insurer. Pursuant to this proposed settlement, the Company has agreed, subject to court approval, to contribute $8.0 million in comScore Common Stock toward the payment of attorneys’ fees. The Company has also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. On February 23, 2018, the Court entered an order preliminarily approving the proposed settlement. A hearing to determine whether to finally approve the settlement has been scheduled for June 7, 2018. As of December 31, 2017, the Company reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from its insurers. There were no changes to the accrued settlement or insurance recoverable amounts as of March 31, 2018.
Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of the Company's current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in the Company's registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants are liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On February 14, 2018, following a hearing, the Court granted class certification only as to EY. On April 23, 2018, the Court issued an order staying the case pending the final approval hearing in the Fresno County Employees' Retirement Association

case (described below) scheduled for June 7, 2018. The outcome of this matter is unknown, but the Company does not believe that a material loss was probable or estimable as of March 31, 2018.
Federal Securities Class Action Litigation
In October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against the Company, certain of the Company's current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed an amended complaint alleging that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in the Company and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against the Company. All of the $27.2 million in cash would be funded by the Company's insurers. The Company has the option to fund all or a portion of the $82.8 million with cash in lieu of Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On January 29, 2018, the Court granted preliminary approval of the settlement. The settlement remains subject to final approval by the Court, with a hearing scheduled for June 7, 2018. As of December 31, 2017, the Company reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from the Company's insurers. There were no changes to the accrued settlement and insurance recoverable amounts as of March 31, 2018.
Privacy Demand Letters
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., (“Full Circle”) received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children’s Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by Disney. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. The Company and Full Circle responded to the demand letters on October 11, 2017. The responses advised that, after investigating the allegations, the Company and Full Circle do not believe the threatened claims have any legal merit or factual support. No lawsuit has been filed. If a lawsuit is filed, the Company and Full Circle intend to vigorously defend ourselves.
Nielsen Arbitration/Litigation
On September 22, 2017, Nielsen Holdings PLC (“Nielsen”) filed for arbitration against comScore alleging that the Company breached the parties’ agreement regarding an alleged unauthorized use of Nielsen’s data to compete directly against Nielsen’s linear television services. On September 22 and 25, 2017, Nielsen also filed a civil complaint against the Company in the United States District Court for the Southern District of New York seeking preliminary injunctive relief against any unauthorized use of Nielsen’s data. On March 6, 2018, Nielsen's motion for preliminary injunction was denied, and the case was stayed pending completion of arbitration. The arbitration was completed and resolved in April 2018, and the Company expects the U.S. District Court action to be dismissed. The Company believes that a loss was not probable or estimable as of March 31, 2018.
SEC Investigation
The United States Securities and Exchange Commission (“SEC”) is investigating allegations regarding revenue recognition, internal controls, non-GAAP disclosures and whistleblower retaliation. The SEC has made no decisions regarding this matter including whether any securities laws have been violated. The Company is cooperating fully with the SEC.
Export Controls Review
The Company recently became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company has filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. The Company has notified OFAC and BIS of the ongoing internal review, which is being conducted with the assistance of outside counsel. If any violations are confirmed as part of the internal review, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of March 31, 2018.
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

10.	Organizational Restructuring
In December 2017, the Company implemented a reduction in force plan that resulted in the termination of approximately 10% of its workforce and total restructuring costs of $11.8 million, of which $10.5 million was recognized in the fourth quarter of 2017. The reduction in force was implemented following management’s determination to reduce its staffing levels and exit certain geographic regions, in order to enable the Company to decrease its global costs and more effectively align resources to business priorities. The majority of the employees impacted by the reduction in force exited the Company in the fourth quarter of 2017, with the remainder exiting in 2018.
Employees separated or to be separated from the Company as a result of these restructuring initiatives were offered severance. Other direct costs incurred in the first quarter of 2018 consist of the lease exit cost for one non-U.S. entity.
The table below summarizes the balance of accrued restructuring expenses and the changes in the accrued amounts as of and for the three months ended March 31, 2018.

(In thousands)	Accrued Balance December 31, 2017	Restructuring Expense for the Three Months Ended March 31, 2018	Payments	Foreign Exchange	Accrued Balance March 31, 2018
Severance pay and benefits	$8,972	$987	$(5,398)	$(14)	$4,547
Other direct costs	212	270	(44)	—	438
Total	$9,184	$1,257	$(5,442)	$(14)	$4,985

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 10-K, and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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
Appointment of CEO
On April 23, 2018, we announced the appointment of Bryan Wiener as our new Chief Executive Officer ("CEO"), effective May 30, 2018. Upon the effective date of the CEO appointment, our President and Executive Vice Chairman will step down as President and assume the role of Vice Chairman of the Board of Directors of the Company and special advisor to the CEO.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2018		2017
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues (1)	$105,919	100.0%	$100,861	100.0%
Cost of revenues	47,254	44.6%	47,313	46.9%
Selling and marketing	25,905	24.5%	29,733	29.5%
Research and development	18,716	17.7%	21,020	20.8%
General and administrative	18,661	17.6%	17,785	17.6%
Investigation and audit related	31,867	30.1%	17,678	17.5%
Amortization of intangible assets	8,544	8.1%	8,735	8.7%
Settlement of litigation, net	—	—%	1,533	1.5%
Restructuring	1,257	1.2%	—	—%
Total expenses from operations	152,204	143.7%	143,797	142.6%
Loss from operations	(46,285)	(43.7)%	(42,936)	(42.6)%
Interest expense, net	(2,905)	(2.7)%	(154)	(0.2)%
Other income, net	77	0.1%	3,184	3.2%
Loss from foreign currency transactions	(922)	(0.9)%	(20)	—%
Loss before income tax provision	(50,035)	(47.2)%	(39,926)	(39.6)%
Income tax provision	(1,415)	(1.3)%	(866)	(0.9)%
Net loss	$(51,450)	(48.6)%	$(40,792)	(40.4)%
(1) As discussed in the Revenue Recognition section of Footnote 2, Summary of Significant Accounting Policies, the revenue disclosed above for the three months ended March 31, 2017 is not comparable to the revenue for the three months ended March 31, 2018 due to the Company's adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
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
Revenues from these four offerings of products and services are as follows:

	Three Months Ended March 31,
(In thousands)	2018	% of Revenue	2017 (1)	% of Revenue	$ Variance	% Variance
Digital Audience	$57,788	54.6%	$57,910	57.4%	$(122)	(0.2)%
TV and Cross-Platform	25,317	23.9%	22,021	21.8%	3,296	15.0%
Advertising	12,196	11.5%	11,560	11.5%	636	5.5%
Movies	10,618	10.0%	9,370	9.3%	1,248	13.3%
Total revenues	$105,919	100%	$100,861	100%	$5,058	5.0%

(1) As discussed in the Revenue Recognition section of Footnote 2, Summary of Significant Accounting Policies, the revenue disclosed above for the three months ended March 31, 2017 is not comparable to the revenue for the three months ended March 31, 2018 due to the Company's adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.

Revenues increased by $5.1 million, or 5.0%, for the three months ended March 31, 2018 as compared to March 31, 2017. During the three months ended March 31, 2018, increased revenue in TV and Cross-Platform, Advertising and Movies were offset by decreased revenue in Digital Audience. Included in the 2018 revenues amount was an increase of $0.4 million related to our adoption of ASC 606, primarily included in Advertising and TV and Cross-Platform above.
The increase in TV and Cross-Platform revenue related to increased demand for our national and local TV station offerings. These products continued to experience growth from both the acquisition of new customers and the expansion of agreements with existing customers. Movies revenue increased as our global footprint remained strong and our products continued to result in higher contract values. As we collect data from nearly all box office locations worldwide, our customers continued to expand and renew agreements, which we expect will continue during 2018.
Advertising revenue increased from growth in both our emerging products and some legacy offerings. We expect our emerging products to continue to grow as we continue to place more emphasis on them, while we expect legacy product revenues will remain flat.
Digital Audience revenue was flat in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Revenue continued to be impacted by both changes in our products and an evolving advertising market. Our investment to strengthen our products by adding mobile data sources resulted in disrupting some data trends, which impacted customers. As a result, some customers ceased purchases and others delayed renewals. In addition, changes in industry-wide ad buying weakened smaller publishers and as such, some of our small customers did not renew during 2017. As a result, while our largest customers continued to purchase these products, our overall customer base shrunk during 2017, which impacted 2018 revenue. While we expect this trend to continue to some extent, we expect revenue decreases to be smaller since losses in our customer base are slowing.
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

	Three Months Ended March 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Variance	% Variance
Cost of revenues	$47,254	44.6%	$47,313	46.9%	$(59)	(0.1)%
Selling and marketing	25,905	24.5%	29,733	29.5%	(3,828)	(12.9)%
Research and development	18,716	17.7%	21,020	20.8%	(2,304)	(11.0)%
General and administrative	18,661	17.6%	17,785	17.6%	876	4.9%
Investigation and audit related	31,867	30.1%	17,678	17.5%	14,189	80.3%
Amortization of intangible assets	8,544	8.1%	8,735	8.7%	(191)	(2.2)%
Settlement of litigation, net	—	—%	1,533	1.5%	(1,533)	(100.0)%
Restructuring	1,257	1.2%	—	—%	1,257	100.0%
Total expenses from operations	$152,204	143.7%	$143,797	142.6%	$8,407	5.8%

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse our panel and census based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment that supports our panels and systems, allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.

	Three Months Ended March 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$13,860	13.1%	$14,095	14.0%	$(235)	(1.7)%
Data costs	12,316	11.6%	9,565	9.5%	2,751	28.8%
Panel costs	5,619	5.3%	7,186	7.1%	(1,567)	(21.8)%
Systems and bandwidth costs	5,925	5.6%	5,344	5.3%	581	10.9%
Rent and depreciation	3,302	3.1%	4,553	4.5%	(1,251)	(27.5)%
Professional fees	1,574	1.5%	1,496	1.5%	78	5.2%
Sample and survey costs	1,716	1.6%	1,371	1.4%	345	25.2%
Technology	1,534	1.4%	1,243	1.2%	291	23.4%
Royalties and resellers	449	0.4%	668	0.7%	(219)	(32.8)%
Other	959	0.9%	1,792	1.8%	(833)	(46.5)%
Total cost of revenues	$47,254	44.6%	$47,313	46.9%	$(59)	(0.1)%
Cost of revenues was flat for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The small decrease in cost of revenues was largely attributable to a $1.6 million decrease in panel costs and a $1.3 million decrease in rent and depreciation, offset by the increase of $2.8 million in data costs and increase of $0.6 million in systems and bandwidth costs. The reduction in panel costs related to a reduction in our Total Home panel investment. The decrease in rent and depreciation is attributable to decreased purchases of capital assets and lower associated depreciation. Increased data costs in 2018 were incurred as we continued to invest in TV and Cross-Platform through the acquisition of additional TV data as well as investing in our digital platform through purchasing additional mobile data. This investment is necessary to support our products and expand our offerings, and these costs are expected to increase throughout 2018. Employee costs were flat in 2018 with annual inflationary increases offset by lower headcount and a $0.5 million reduction related to capitalized software development costs in the three months ended March 31, 2018 that were not capitalized during 2017. Additionally, 2018 cost of revenues was reduced by $0.2 million related to our adoption of ASC 606, primarily driven by capitalized fulfillment costs for the first quarter of 2018.
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

	Three Months Ended March 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$20,238	19.1%	$22,414	22.2%	$(2,176)	(9.7)%
Rent and depreciation	2,148	2.0%	2,494	2.5%	(346)	(13.9)%
Travel	1,006	0.9%	1,577	1.6%	(571)	(36.2)%
Professional fees	1,165	1.1%	1,454	1.4%	(289)	(19.9)%
Marketing events	363	0.3%	838	0.8%	(475)	(56.7)%
Other	985	0.9%	956	0.9%	29	3.0%
Total selling and marketing expenses	$25,905	24.5%	$29,733	29.5%	$(3,828)	(12.9)%
Selling and marketing expenses decreased by $3.8 million, or 12.9%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in selling and marketing expenses was a result of a decrease in employee costs that was largely attributable to our reduction in headcount. In addition, our focus on cost reduction efforts resulted in lower expenses across the majority of our associated categories. We expect these costs to continue to decrease compared to 2017 as a result of lower personnel costs and our focus on cost reduction efforts. Additionally, 2018 selling and marketing expenses were reduced by $0.2 million related to our adoption of ASC 606, primarily driven by capitalized commission costs for the first quarter of 2018.

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

	Three Months Ended March 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$14,666	13.8%	$16,683	16.5%	$(2,017)	(12.1)%
Rent and depreciation	1,827	1.7%	1,925	1.9%	(98)	(5.1)%
Technology	1,312	1.2%	1,020	1.0%	292	28.6%
Professional fees	522	0.5%	832	0.8%	(310)	(37.3)%
Other	389	0.4%	560	0.6%	(171)	(30.5)%
Total research and development expenses	$18,716	17.7%	$21,020	20.8%	$(2,304)	(11.0)%
Research and development expenses decreased by $2.3 million, or 11.0%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily attributable to decreases in employee costs and professional fees including the impact of $1.4 million of capitalized software development costs in the three months ended March 31, 2018 that were not capitalized during 2017. These decreases were offset by an increase in technology costs as we increased focus on new product offerings. We expect these costs to continue decreasing compared to 2017 as a result of lower personnel costs and our focus on cost reduction efforts.

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

	Three Months Ended March 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$6,641	6.3%	$6,560	6.5%	$81	1.2%
Professional fees	5,743	5.4%	3,883	3.8%	1,860	47.9%
DAx transition services agreement	2,665	2.5%	3,122	3.1%	(457)	(14.6)%
Rent and depreciation	1,089	1.0%	905	0.9%	184	20.3%
Bad debt (recovery) expense	(83)	(0.1)%	681	0.7%	(764)	(112.2)%
Other	2,606	2.5%	2,634	2.6%	(28)	(1.1)%
Total general and administrative expenses	$18,661	17.6%	$17,785	17.6%	$876	4.9%
General and administrative expenses increased by $0.9 million, or 4.9%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was attributable to an increase in professional fees from legal and audit fees not associated with the prior year audit and investigation, offset by a decrease in other costs and Digital Analytix (" DAx") transition services agreement costs.We recorded bad debt recovery in the three months ended March 31, 2018 versus expense in the three months ended March 31, 2017 as a result of a reduction in our reserve due to increased cash collections.

Investigation and Audit Related
In February 2016 and as previously disclosed, the Audit Committee of the Company's Board of Directors commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture, and certain employment practices. Investigation, audit, and litigation related expenses associated with this matter were $31.9 million and $17.7 million for the three months ended March 31, 2018 and 2017, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation. We expect these costs to continue for the remainder of 2018 due to ongoing litigation and other associated costs, as well as legal expenses associated with indemnification of current and former directors and officers, but at a lower level than the first quarter of 2018 or prior year.
Settlement of Litigation, Net
Settlement of litigation, net, consists of losses from the settlement of various litigation matters. The net settlement of litigation expenses for the three months ended March 31, 2017 primarily relates to the settlement of the Rentrak merger litigation.
Organizational Restructuring
In December 2017, we announced that we were implementing an organizational restructuring to reduce staffing levels by approximately 10%, and exiting certain geographic regions in order to enable us to decrease our global costs and more effectively align our resources to business priorities. The majority of the employees impacted by the restructuring exited in the fourth quarter of 2017, with the remainder exiting in 2018. In connection with the restructuring, during the three months ended March 31, 2018 we incurred expenses of $1.3 million related to termination benefits and other costs.
Other Income, Net
Other income, net, represents income and expenses incurred that are generally not recurring in nature nor part of our normal operations. The following is a summary of other income, net:

	Three Months Ended March 31,
(In thousands)	2018	2017
Transition services agreement income from the DAx disposition	$2,665	$3,197
Change in fair value of investment in equity securities	(449)	—
Change in fair value of financing derivatives	(2,180)	—
Other	41	(13)
Total other income, net	$77	$3,184

Income from transition services represents Adobe Systems Incorporated's reimbursement of costs incurred under the DAx transition services agreement and are offset in general and administrative expenses. The decrease for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily relates to reduced activity in the third year of the transition services agreement. In addition, the change in other income, net was driven by the changes in fair value of our financing derivatives and equity securities investment, as described in Footnote 4, Fair Value Measurements.
Loss from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the U.S. dollar and the functional currency of foreign subsidiaries. For the three months ended March 31, 2018, the loss from foreign currency transactions was $0.9 million. The 2018 loss was primarily related to increases in the average U.S. dollar to euro and British pound exchange rates which increased 15% and 13%, respectively, during the quarter.
Provision for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards.  As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended March 31, 2018, we recorded an income tax provision of $1.4 million resulting in an effective tax rate of 2.8%. During the three months ended March 31, 2017, we recorded an income tax provision of $0.9 million resulting in an effective tax rate of 2.2%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and increases in the valuation allowance against our domestic deferred tax assets. Certain provisions of the Tax Cuts and Jobs Act ("TCJA"), such as the decrease in the U.S. corporate tax rate from 35% to 21%, have been included in the income tax provision for the three months ended March 31, 2018. The net impact was not significant.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we are disclosing herein Adjusted EBITDA and non-GAAP net loss, each of which are non-GAAP financial measures used by our management to understand and evaluate our core operating performance and trends. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, as they permit our investors to view our core business performance using the same metrics that management uses to evaluate our performance.
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts which we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation described in the 2017 10-K, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional, consulting or other fees; settlement of litigation, net; restructuring costs and non-cash changes in the fair value of financing derivatives and investments in equity securities.
We define non-GAAP net loss as GAAP net income (loss) plus or minus stock-based compensation expense as well as other items and amounts which we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation described in the 2017 10-K, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional expenses, consulting or other fees; settlement of litigation, net; restructuring costs and non-cash changes in the fair value of financing derivatives and investments in equity securities.
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

•
Adjusted EBITDA and non-GAAP net loss do not reflect cash payments relating to litigation and the Audit Committee investigation described herein, such as litigation and investigation-related costs, costs associated with tax projects, restructuring costs, audits and other professional, consulting or other fees incurred in connection with our just-completed audit and all related legal proceedings, all of which represent a reduction in cash available to us;

•	Adjusted EBITDA and non-GAAP net loss do not consider the impact of stock-based compensation and similar arrangements;

•	Adjusted EBITDA and non-GAAP net loss do not consider possible cash gains or losses related to our financing derivatives or investment in equity securities; and

•	Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider Adjusted EBITDA and non-GAAP net loss alongside GAAP-based financial performance measures, including GAAP revenue and various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using non-GAAP financial measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and a reconciliation of Adjusted EBITDA and non-GAAP net loss to the most directly comparable GAAP measure, net income (loss). Consolidated EBITDA, as defined for purposes of the senior secured convertible notes ("Notes") issued in January 2018, was the same as Adjusted EBITDA as presented below.
The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss (GAAP)	$(51,450)	$(40,792)

Income tax provision	1,415	866
Interest expense, net	2,905	154
Depreciation	4,563	6,129
Amortization of intangible assets	8,544	8,735
EBITDA	(34,023)	(24,908)

Adjustments:
Stock-based compensation	1,881	3,820
Investigation and audit related	31,867	17,678
Settlement of litigation, net	—	1,533
Restructuring costs	1,257	—
Other income, net (1)	2,629	13
Adjusted EBITDA	$3,611	$(1,864)
(1) In 2018, adjustments to other income, net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss. These financial instruments were not held in the prior period. The prior period adjustment to other income, net reflects items classified as non-operating other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement for the DAx disposition. Our change to exclude non-operating other income, net from our calculation of Adjusted EBITDA for 2018 is intended to conform Adjusted EBITDA to the Consolidated EBITDA definition within our Notes agreements with Starboard.
The following table presents a reconciliation of non-GAAP net loss to net loss (GAAP) for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss (GAAP)	$(51,450)	$(40,792)

Adjustments:
Stock-based compensation	1,881	3,820
Investigation and audit related	31,867	17,678
Settlement of litigation, net	—	1,533
Restructuring costs	1,257	—
Other income, net (1)	2,629	13
Non-GAAP net loss	$(13,816)	$(17,748)
(1) In 2018, adjustments to other income, net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss. These financial instruments were not held in the prior period. The prior period adjustment to other income, net reflects items classified as non-operating other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement for the DAx disposition. We have excluded non-operating other income, net from our calculation of non-GAAP net loss for 2018.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Condensed Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(44,798)	$(1,952)
Net cash used in investing activities	$(2,657)	$(2,999)
Net cash provided by (used in) financing activities	$76,792	$(4,502)
Effect of exchange rate changes on cash	$368	$(1,721)
Our principal uses of cash historically consisted of cash paid for withholding taxes relating to employee equity awards, payroll and other operating expenses and payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customer base. In 2016, 2017 and the first quarter of 2018, we incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation, subsequent audit and compliance efforts relating to the filing of our 2015, 2016 and 2017 Consolidated Financial Statements included in the 2017 10-K filed on March 23, 2018.
As of March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents totaling $74.8 million, including $7.6 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our financial statements, resulted in a need to secure long-term financing. In January 2018, we issued $150.0 million in Notes as described below to support our anticipated liquidity requirements and provide capital for future investment. We believe that our sources of funding are sufficient to satisfy our currently anticipated requirements for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and litigation.
Restricted cash represents our requirement to collateralize outstanding letters of credit, certain capital lease obligations, lines of credit related to certain of our corporate credit card programs as well as certain international treasury exposure. As of March 31, 2018 and December 31, 2017, we had $7.6 million and $7.3 million of restricted cash, respectively.
Credit Facility
On September 26, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with several banks with a maturity date of September 26, 2018. Bank of America, N.A. was the administrative agent and lead lender of this revolving credit facility. The Credit Agreement provided for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination of the Credit Agreement, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of March 31, 2018, $2.9 million letters of credit remain outstanding and are cash collateralized.
Issuance and Sale of Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, we issued and sold to Starboard $150.0 million in senior secured convertible notes (“Notes”) in exchange for $85.0 million in cash and 2,600,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), valued at $65.0 million. We also granted to Starboard an option (the “Notes Option”) to acquire up to an additional $50.0 million in senior secured convertible notes (the “Option Notes”). In addition, under the agreements, we have the right to conduct a rights offering (the “Rights Offering”), which would be open to all of our stockholders, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”).
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
Subject to the terms of the Rights Offering, if undertaken, we will distribute to all of our stockholders' rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon will begin to accrue and the maturity date thereof (which would be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which they would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes.
The Starboard agreements contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $40 million) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the debt covenants as of March 31, 2018. Based on our current plans, we do not currently anticipate any breach of these covenants that would result in an event of default under the Notes. Our liquidity could be negatively affected in the event of a default under the Notes.
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
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as to exclude non-cash items such as: depreciation, amortization of intangible assets, provision (recovery) for bad debts, stock-based compensation, deferred tax benefit, change in the fair value of financing derivatives and equity securities, accretion of debt discount, amortization of deferred financing costs and other.
Net cash used in operating activities for the three months ended March 31, 2018 was $44.8 million compared to net cash used of $2.0 million for the three months ended March 31, 2017. The increase in cash used in operating activities was primarily attributable to an increase in the net loss of $10.7 million, an increase in changes in operating assets and liabilities of $31.2 million and a decrease of $1.0 million in non-cash expenditures during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Investing Activities
Cash used in investing activities primarily consists of payments related to purchases of computer network equipment to support our technical infrastructure, capitalized software costs, maintenance of our databases and furniture and equipment to support our operations. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base and introduce new digital formats.
Net cash used in investing activities for the three months ended March 31, 2018 was $2.7 million compared to net cash used in investing activities of $3.0 million for the three months ended March 31, 2017. This decrease in cash used in investing activities was attributable to the decrease in purchases of property and equipment.

Financing Activities
We had $76.8 million of cash provided by financing activities during the three months ended March 31, 2018 compared to $4.5 million of cash used during the three months ended March 31, 2017. The change was largely due to the cash proceeds from the issuance of the Notes of $85.0 million. These proceeds were offset by us using $4.3 million of cash in financing costs and $2.8 million of cash to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards. In addition, we used $1.6 million less in cash for principal payments on capital lease obligations during the three months ended March 31, 2018.
Contractual Payment Obligations
There have been no material changes to our fixed and determinable contractual payment obligations during the three months ended March 31, 2018 from those disclosed in our 2017 10-K.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including expenses from ongoing compliance efforts and related to various litigation. To the extent that our existing cash, cash equivalents, short-term investments, operating cash flow and the proceeds from the 2018 issuance and sale of senior secured convertible notes are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue additional equity securities in order to raise additional funds, further dilution to existing stockholders may occur. The delayed filing of our periodic reports with the SEC prior to our filing of the 2017 10-K may impair our ability to obtain additional financing and access the capital markets. As a result of our delayed filings, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for twelve months.
As described in Footnote 9, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, on September 10, 2017, we, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement of the federal securities class action litigation, subject to court approval, pursuant to the terms of which the settlement class will receive a total of $27.2 million in cash and $82.8 million in our Common Stock to be issued and contributed by us to a settlement fund to resolve all claims asserted against us. All of the $27.2 million in cash would be funded by our insurers. We have the option to fund all or a portion of the $82.8 million with cash in lieu of our Common Stock. The proposed settlement further provides that comScore denies all claims of wrongdoing or liability. On January 29, 2018, the Court granted preliminary approval of the settlement. The settlement remains subject to final approval by the Court, with a hearing scheduled for June 7, 2018. As of December 31, 2017, we reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from our insurers. There were no changes to the accrued settlement and insurance recoverable amounts as of March 31, 2018.
Pending Equity Awards
Due to our delay in filing periodic reports with the SEC prior to our filing of the 2017 10-K, we had previously been unable to use our registration statement on Form S-8 to grant equity awards to employees, directors and consultants since February 2016. Further, in March 2017, our 2007 Equity Incentive Plan reached the end of its ten-year term and expired. We have proposed a new equity incentive plan for adoption at our 2018 annual meeting of stockholders, and we expect to grant equity awards once that plan is adopted. As of March 31, 2018, in accordance with our compensation program for all employees, directors and consultants, we anticipate making equity awards having an aggregate value of $48.4 million, of which $16.7 million have been accrued. Upon the issuance of these shares, the Company expects to recognize approximately $20 million in stock-based compensation expense during the second quarter of 2018, pending the anticipated approval of the Company's new equity incentive plan. These awards were recommended for employees, directors and consultants in 2016, 2017 and 2018 but were not granted as of March 31, 2018. Based on the closing bid price of our Common Stock on the OTC Pink Tier on April 30, 2018, $21.20 per share, we expect to award approximately 2,275,672 shares in connection with the equity awards known as of March 31, 2018. In addition, we expect to issue additional equity awards for 2018 service or otherwise. The actual number of shares issued will be based upon the prevailing trading price of our Common Stock at the time the shares are actually issued.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than operating lease obligations and other purchase obligations.
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP").  The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. Other than our accounting policy for revenue recognition, which was updated as a result of the adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, there have been no material changes to our existing critical accounting policies during the three months ended March 31, 2018 from those disclosed in our 2017 10-K. Refer below to the discussion of our current revenue recognition accounting policy.
Revenue Recognition
We apply the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606"), and all related appropriate guidance. We recognize revenue under the core principle of depicting the transfer of promised goods and services to our customers in an amount that reflects the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
Our contracts with customers may include multiple promised goods and services, consisting of the various services the Company offers. Contracts with multiple performance obligations typically consist of a mix of subscriptions to online products, our online database and custom products and services. At contract inception, we identify performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract. Promised goods and services that are not distinct are combined until the combined bundle of goods and services is distinct.
In general, transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled to for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach. Once we select a method to estimate variable consideration for a particular type of performance obligation, we will apply that method consistently. We will constrain estimates of variable consideration only to the extent that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur.
Significant judgment is required to determine the stand-alone selling price (“SSP") for each performance obligation. We allocate transaction price to each performance obligation based on relative SSP.
For the majority of our products and services, we apply an adjusted market assessment approach for the determination of SSP for identified performance obligations. In general, we bundle multiple products and very few are sold on a standalone basis. We use rate cards and pricing calculators that are periodically reviewed and updated to reflect the latest sales data and observable inputs by industry, channel, geography, customer size, and other relevant groupings. Certain products are sold on a standalone basis in a narrow band of prices. If a product is sold outside of the narrow band of prices, it will be assigned the midpoint of the narrow band for purposes of allocating transaction price on a relative SSP basis.
We recognize revenue when (or as) we satisfy a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time.
Refer to Footnote 2, Summary of Significant Accounting Policies for the impact of adopting Topic 606 on our Condensed Consolidated Financial Statements for the period ended March 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We hold equity securities and derivative financial instruments which are subject to market risk. Any changes in fair value in our financial instruments are recorded to earnings. We currently have an equity security investment with a fair value of $4.2 million and derivative liabilities with a fair value of $15.1 million. Significant near-term changes in market prices and rates have the potential to materially affect our financial position and results of operations. A change in fair value of 10% in either direction would result in a $1.9 million gain or expense recorded within other income, net.
For discussion of our market risk associated with interest rate risk and foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2017 10-K.

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

Our management, including our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our management concluded that as of March 31, 2018, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A, "Controls and Procedures" of our 2017 10-K.

Changes in Internal Control over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(d) and 15d-15(d)) management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as disclosed under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting” below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
As discussed in Item 9A, "Controls and Procedures" of the 2017 10-K, we identified material weaknesses in the areas of revenue accounting, business combinations & significant asset acquisitions, financial close & reporting, and tax accounting. During the first quarter of 2018, we enhanced and implemented additional controls in all areas where we have a material weakness. We will continue to evaluate the results of our control assessments and testing procedures over the next several quarters to determine whether the new controls have been designed appropriately, are operating effectively, and whether the material weaknesses have been remediated. We expect that our remediation efforts will continue through 2018, with the goal to fully remediate all material weaknesses by year-end 2018.
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

For a discussion of material legal proceedings in which we are involved, please refer to Footnote 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A "Risk Factors" of our 2017 10-K. The risks identified in our 2017 10-K could materially adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you may lose part or all of your investment. The risks described in our 2017 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may be materially and adversely affect our business, financial condition and operating results, resulting in the loss of part or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2018

As described in Footnote 3, Long-Term Debt, on January 16, 2018, we entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, we issued and sold to Starboard $150.0 million of senior secured convertible notes (“Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million.  In addition, under the agreements, we granted to Starboard an option to purchase up to an additional $50.0 million of Notes and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock.  These transactions were effected under a private placement exemption for accredited investors, pursuant to Regulation D under the Securities Act of 1933, as amended.  For additional information, including the terms of conversion or exercise of the securities sold to Starboard, refer to Footnote 3, Long-term Debt.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2018, we repurchased shares of Common Stock in connection with the following:

i.	The issuance to Starboard of $150.0 million of Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million; and

ii.
Shares surrendered to satisfy minimum statutory withholding tax obligations due upon the vesting of certain restricted stock awards and restricted stock units, which shares were valued at the then current fair market value of the shares.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Repurchased Under the Plan or Programs (1)
January 1 - January 31, 2018	2,600,000 (2)	$25.00	—	$—
February 1 - February 28, 2018	—	—	—	—
March 1 - March 31, 2018	158,404 (3)	25.88	—	—
Total	2,758,404	$25.05	—	$—

(1)
During the three months ended March 31, 2018, there were no shares purchased pursuant to our share repurchase programs. On March 5, 2016, the Company's Board of Directors suspended the share repurchase program indefinitely, with such suspension to be re-evaluated following the completion of the Audit Committee's investigation and the Company's regaining compliance with SEC reporting requirements.

(2)
Shares received by the Company in connection with the January 16, 2018 issuance to Starboard of $150.0 million of Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million, as described in Footnote 3, Long-term Debt. The closing bid price of our Common Stock on the OTC Pink Tier on January 16, 2018 was $24.45 per share.

(3)
Shares surrendered by employees to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards. For restricted stock unit awards, these amounts do not represent issued shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

4.1	Form of Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.1
Notice of Termination, dated as of January 3, 2018, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 23, 2018) (File No. 001-33520)

10.2
Amended and Restated Security Agreement (Deposit Accounts - Specific), dated as of January 11, 2018, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 23, 2018) (File No. 001-33520)

10.3
Securities Purchase Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.4
Guaranty Agreement, dated as of January 16, 2018, made by the subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.5
Pledge and Security Agreement, dated as of January 16, 2018, made by comScore, Inc., the subsidiaries signatory thereto and Starboard Value and Opportunity Master Fund Ltd., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.6
Registration Rights Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.7
Amendment Agreement, dated as of April 18, 2018, by and among comScore, Inc., Starboard Value LP and certain affiliates of Starboard Value LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 20, 2018) (File No. 001-33520)

10.8*
Consulting Agreement, dated as of March 25, 2018, by and between comScore, Inc. and Susan Riley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 26, 2018) (File No. 001-33520)

Exhibit No.		Exhibit Document

10.9*
Executive Employment Agreement, dated as of April 20, 2018, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 26, 2018 (File No. 001-33520)

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
May 9, 2018