Form 10-Q
period 2018-06-30
COMSCORE, INC.
filed 2018-08-10
CIK 1158172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________
FORM 10-Q
________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 7, 2018, there were 57,899,906 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "10-Q"), including the information contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and the information incorporated by reference in this 10-Q, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing and capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, planned remediation activities, expected impact of litigation and litigation settlements, including the expected contribution by insurance providers, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,589	$37,859
Restricted cash	6,599	7,266
Accounts receivable, net of allowances of $1,510 and $1,991, respectively ($1,409 and $2,899 of accounts receivable attributable to related parties, respectively)	70,182	82,029
Prepaid expenses and other current assets	19,523	15,168
Insurance recoverable on litigation settlements	10,000	37,232
Total current assets	152,893	179,554
Property and equipment, net	27,669	28,893
Other non-current assets	9,143	7,259
Deferred tax assets	3,619	4,532
Intangible assets, net	143,004	159,777
Goodwill	641,702	642,424
Total assets	$978,030	$1,022,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($977 and $2,715 attributable to related parties, respectively)	$18,352	$27,889
Accrued expenses ($5,745 and $5,857 attributable to related parties, respectively)	52,485	86,031
Accrued litigation settlements	3,800	27,718
Other current liabilities	10,335	10,485
Customer advances ($988 and $2,755 attributable to related parties, respectively)	86,310	98,367
Total current liabilities	171,282	250,490
Financing derivatives (related party)	15,900	—
Senior secured convertible notes (related party)	174,404	—
Deferred tax liabilities	5,590	3,641
Accrued litigation settlements	1,750	90,800
Other non-current liabilities	36,149	21,016
Total liabilities	405,075	365,947
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of June 30, 2018 and 100,000,000 shares authorized as of December 31, 2017; 64,651,714 shares issued and 57,886,918 shares outstanding as of June 30, 2018, and 60,053,843 shares issued and 57,289,047 shares outstanding as of December 31, 2017	58	60
Additional paid-in capital	1,528,719	1,407,717
Accumulated other comprehensive loss	(8,584)	(6,224)
Accumulated deficit	(717,254)	(609,091)
Treasury stock, at cost, 6,764,796 and 2,764,796 shares as of June 30, 2018 and December 31, 2017, respectively	(229,984)	(135,970)
Total stockholders’ equity	572,955	656,492
Total liabilities and stockholders’ equity	$978,030	$1,022,439
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (1)	$101,389	$99,439	$207,308	$200,300

Cost of revenues (1) (2) (3)	51,526	47,301	98,780	94,614
Selling and marketing (1) (2) (3)	29,647	31,190	55,552	60,923
Research and development (1) (2) (3)	20,889	21,502	39,605	42,522
General and administrative (1) (2) (3)	28,699	13,310	47,360	31,095
Investigation and audit related (1)	4,883	17,399	36,750	35,077
Amortization of intangible assets	8,266	8,443	16,810	17,178
Settlement of litigation, net	5,250	(915)	5,250	618
Restructuring	3,833	—	5,090	—
Total expenses from operations	152,993	138,230	305,197	282,027
Loss from operations	(51,604)	(38,791)	(97,889)	(81,727)
Interest expense, net (1)	(4,124)	(252)	(7,029)	(406)
Other income, net	807	2,683	884	5,867
Gain (loss) from foreign currency transactions	1,045	(1,205)	123	(1,225)
Loss before income taxes	(53,876)	(37,565)	(103,911)	(77,491)
Income tax provision	(2,101)	(1,061)	(3,516)	(1,927)
Net loss	$(55,977)	$(38,626)	$(107,427)	$(79,418)
Net loss per common share:
Basic	$(1.02)	$(0.67)	$(1.90)	$(1.38)
Diluted	$(1.02)	$(0.67)	$(1.90)	$(1.38)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	55,192,741	57,498,228	56,703,795	57,386,516
Diluted	55,192,741	57,498,228	56,703,795	57,386,516
Comprehensive loss:
Net loss	$(55,977)	$(38,626)	$(107,427)	$(79,418)
Other comprehensive income:
Foreign currency cumulative translation adjustment	(3,975)	2,352	(2,360)	2,955
Unrealized gain on marketable securities, net	—	34	—	34
Total comprehensive loss	$(59,952)	$(36,240)	$(109,787)	$(76,429)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Stock-based compensation expense is included in the line items above as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$3,774	$433	$3,987	$1,062
Selling and marketing	5,792	1,532	6,367	2,978
Research and development	3,972	450	4,316	1,271
General and administrative	9,461	409	10,210	1,333
	$22,999	$2,824	$24,880	$6,644

(3) Excludes amortization of intangible assets, which is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(107,427)	—	(107,427)
Foreign currency translation adjustment	—	—	—	(2,360)	—	—	(2,360)
Subscription receivable	—	—	4,676	—	—	—	4,676
Common Stock warrants issuable	—	—	5,545	—	—	—	5,545
Exercise of Common Stock options	21,809	—	164	—	—	—	164
Shares issued in connection with settlement of litigation	4,024,115	4	90,764				90,768
Repurchase of Common Stock in exchange for senior secured convertible notes	(4,000,000)	(7)	—	—	—	(94,014)	(94,021)
Restricted stock units vested	720,347	1	(1)	—	—	—	—
Common Stock received for tax withholding	(168,400)	—	(4,275)	—	—	—	(4,275)
Stock-based compensation	—	—	24,129	—	—	—	24,129
Balance as of June 30, 2018	57,886,918	$58	$1,528,719	$(8,584)	$(717,254)	$(229,984)	$572,955

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(107,427)	$(79,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,839	11,996
Amortization of intangible assets	16,810	17,178
Stock-based compensation	24,880	6,644
Deferred tax provision	2,477	1,808
Change in fair value of financing derivatives	4,460	—
Change in fair value of investment in equity securities	(265)	—
Accretion of debt discount	1,978	—
Amortization of deferred financing costs	445	—
Other	510	189
Changes in operating assets and liabilities:
Accounts receivable	10,638	11,724
Prepaid expenses and other assets	(5,255)	(15,693)
Accounts payable, accrued expenses, and other liabilities	(18,138)	20,402
Customer advances	(14,321)	2,912
Net cash used in operating activities	(74,369)	(22,258)

Investing activities:
Purchases of property and equipment	(1,287)	(4,021)
Capitalized internal-use software costs	(5,228)	—
Net cash used in investing activities	(6,515)	(4,021)

Financing activities:
Proceeds from borrowings on senior secured convertible notes (related party)	100,000	—
Debt issuance costs	(5,123)	—
Financing proceeds received on subscription receivable (related party)	4,676	5,822
Proceeds from the exercise of stock options	164	—
Repurchase of Common Stock (withholding taxes)	(4,275)	(1,262)
Principal payments on capital lease and software license arrangements	(5,359)	(8,608)
Net cash provided by (used in) financing activities	90,083	(4,048)
Effect of exchange rate changes on cash and cash equivalents	(1,136)	21
Net increase (decrease) in cash, cash equivalents and restricted cash	8,063	(30,306)
Cash, cash equivalents and restricted cash at beginning of period	45,125	88,341
Cash, cash equivalents and restricted cash at end of period	$53,188	$58,035

	As of June 30,
	2018	2017
Cash and cash equivalents	$46,589	$47,638
Restricted cash	6,599	10,397
Total cash, cash equivalents and restricted cash	$53,188	$58,035

Supplemental cash flow disclosures:
Interest paid ($1,850 of 2018 interest paid attributable to related party)	$2,286	$482
Income taxes paid	484	406

Supplemental non-cash activities:
Treasury stock received in connection with issuance of senior secured convertible notes	$94,021	$—
Litigation accrual settled through the issuance of Common Stock	90,768	—
Insurance recovery on litigation settlement	27,232	—
Common Stock warrants issuable with senior secured convertible notes	5,733	—
Fair value of financing derivatives issued with senior secured convertible notes	17,140	—
Notes Option derivative liability settlement	5,700	—
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "comScore" or the “Company”), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms. On April 23, 2018, the Company announced the appointment of Bryan J. Wiener as its new Chief Executive Officer ("CEO"), effective May 30, 2018. Upon the effective date of the CEO appointment, the Company's President and Executive Vice Chairman stepped down as President and assumed the role of Vice Chairman of the Board of Directors of the Company and special advisor to the CEO.
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. The Company operates in one operating segment. A single management team reports to the CODM who manages the entire business. The Company’s CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product lines. The Company's CEO assumed the role of CODM following his appointment.
On May 30, 2018, The Nasdaq Stock Market LLC approved the Company's application for relisting on The Nasdaq Global Select Market ("Nasdaq") and the Company's common stock, par value $0.001 per share ("Common Stock") began trading on Nasdaq effective June 1, 2018.
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. The Company incurred significant investigation and audit related expenses with respect to the recent completion of its restatement and audit process, which significantly reduced working capital as of December 31, 2017.  In response to this reduction, in December 2017, the Company announced that it was implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, to enable the Company to decrease its global costs and more effectively align resources to business priorities. The restructuring actions discussed above are substantially complete. The Company's Board of Directors authorized management in the second quarter of 2018 to undertake an additional reduction in headcount and rationalization of its portfolio of leased properties. For additional information, refer to Footnote 10, Organizational Restructuring.
The Company continued to incur investigation and audit related expenses during the three and six months ended June 30, 2018. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (the “Initial Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. On May 17, 2018, Starboard exercised an option (the “Notes Option”) to purchase an additional $50.0 million of senior secured convertible notes (the "Option Notes", and together with the Initial Notes, the "Notes"), in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Interest on the Notes is payable, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock (the “PIK Interest Shares”).
In addition, under the agreements, the Company has the right to conduct a rights offering (the “Rights Offering”), which would be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”). Starboard also agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with the backstop obligation reduced by the amount of Option Notes purchased. If undertaken, the Rights Offering would provide $35.0 million in cash if not fully subscribed (assuming that any Notes purchased by Starboard pursuant to the backstop obligation would be issued on the same terms as the Rights Offering Notes), and at least $105.0 million in cash if fully subscribed, as stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the value of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock.
The Notes also contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances and (v) the timely filing of certain disclosures with the United States Securities and Exchange Commission ("SEC"). The Company is in compliance with its debt covenants as of June 30, 2018. On August 8, 2018, the Company and Starboard amended the Notes in order to provide the Company with additional financial flexibility. Specifically, through

March 31, 2019, the minimum cash balance required to be maintained by the Company has been reduced from $40 million to $20 million, subject to certain limitations. In connection with, and as consideration for this modification, and pursuant to the amendment, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, the terms of which are identical to the terms of the Notes, except with regard to the date from which interest thereon shall begin to accrue, which is August 8, 2018. For additional information, refer to Footnote 11, Subsequent Events. Based on management’s current plans, including actions within management’s control, the Company does not anticipate any breach of these covenants that would result in an event of default under the Notes. For additional information, refer to Footnote 3, Long-term Debt.
On June 21, 2018, in connection with the Company's settlement of the federal securities class action litigation and the derivative litigation discussed below in Footnote 9, Commitments and Contingencies, the Company issued a total of 4,024,115 shares of Common Stock to a settlement fund for the benefit of authorized claimants in the federal securities class action and plaintiffs' lead counsel in the derivative litigation. For additional information, refer to Footnote 7, Stockholders' Equity. On July 9, 2018, the Virginia Circuit Court dismissed the final derivative actions related to the settlement of the derivative litigation and $10.1 million of insurance funds held in escrow were released to the Company.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential transaction in order to best position the Company for future success. The Company continues to explore all potential available alternatives and has not committed to any specific transaction, including the Rights Offering. The Company believes that the financing actions discussed above, or other sources of financing, are probable of occurring and satisfying the Company’s estimated liquidity needs within one year after the date that the financial statements are issued. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Deferred rent (current) and capital lease obligations (current) have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets. Deferred rent (non-current), deferred revenue (non-current), and capital lease obligations (non-current) have been aggregated within other non-current liabilities on the Condensed Consolidated Balance Sheets. Adjustments to reconcile net loss to net cash used in operating activities related to loss from equity method investment, provision for bad debts and loss on asset disposition of property and equipment have been aggregated within other adjustments on the Condensed Consolidated Statements of Cash Flows.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K"), filed on March 23, 2018 with the SEC. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018 or thereafter. All references to June 30, 2018 and 2017 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, the fair value determination of financing-related liabilities and derivatives, the allowance for doubtful accounts, and valuation of options and performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Capitalized Software
Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide various services to clients. The costs are capitalized from the time that the preliminary project stage is completed, and considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During the three and six months ended June 30, 2018, the Company capitalized $3.3 million and $5.2 million in internal-use software costs, respectively. The Company amortized $0.2 million in capitalized internal-use software costs during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company did not capitalize any internal-use software costs. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to the estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and the Company's assessments change.
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
The Company’s contracts with customers may include multiple promised goods and services, consisting of the various services the Company offers. Contracts with multiple performance obligations typically consist of a mix of: subscriptions to the Company’s online database, customized data services, and delivery of periodic custom reports based on information obtained from the database. In such cases, the Company identifies performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined. Once the Company identifies the performance obligations, the Company will determine transaction price based on contractually fixed amounts and an estimate of variable consideration. The Company allocates the transaction price to each performance obligation based on relative standalone selling price ("SSP"). Judgment is exercised to determine the SSP of each distinct performance obligation. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Some sources of variable consideration like refunds, penalties, or allowances will reduce transaction price. In some instances, the Company may have non-cash consideration or elements of consideration payable to the customer, which will also be included in the transaction price. These sources of variable consideration are relatively infrequent and not significant. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. The Company recognizes revenue net of sales taxes remitted to government authorities. In general, transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently.

Subscription-based revenues are typically recognized on a straight-line basis over the access period, which ranges from three to thirty-six months.
Revenue for validated Campaign Essentials ("vCE") is recognized over time, either on a time-elapsed basis, as the Company is providing services that the customer is continuously consuming and receiving benefit from, or on an output method, such as volume of impressions processed. Activation products vary in nature, and can be recognized over time, generally on an input method time-elapsed basis, as the Company provides continuous tracking of activity. Other activation products are delivered at a point in time, based on custom attributes agreed upon by customers and the Company.
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
Contract payments are generally due in advance for subscription-based services or upon delivery of custom reports. If a contract exists under Topic 606, advance payments are recorded as customer advances until services are delivered or obligations are met and revenue is earned. Customer advances represent the excess of amounts invoiced or received from the customer over amounts recognized as revenue. Customer advances to be recognized in the succeeding twelve-month period are classified as current customer advances and the remaining amounts are classified as non-current customer advances.
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
The Company enters into a limited number of monetary contracts that involve both the purchase and sale of services with a single counterparty. The Company assesses each contract to determine if the revenue and expense should be presented gross or net. The Company recognizes revenue for these contracts to the extent that SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as an offset to cost of revenues in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For contracts that have a non-cancelable term greater than one year, the transaction price allocated to unsatisfied performance obligations amounted to $1.3 million as of June 30, 2018.

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
Nature of Products and Services
The following is a description of principal activities from which the Company generates its revenue:

i.	Digital Audience
Digital Audience products and services provide measurement of the behavior and characteristics of digital consumers based on information from the Company's data sources, including panels, census network, demographic and other available data across multiple digital platforms. These products and services are primarily subscription-based, for which the accounting policy is described above. Certain contracts may contain custom solutions.

ii.	TV and Cross-Platform
TV and Cross-Platform products and services provide measurement of the behavior and characteristics of television viewers, and combine such measurement across digital and TV platforms. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, time shifted/recorded, online or on-demand. These products and services are primarily subscription-based, for which the accounting policy is described above. Certain contracts may contain custom solutions.

iii.	Advertising
Advertising products and services include vCE, activation and survey-based products. These products and services provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection. These products and services are primarily a part of customized data services, for which the accounting policy is described above.

iv.	Movies
Movies products and services are generally subscription-based for which the accounting policy is described above. The products measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide. The services provided under subscription-based agreements consist of a single performance obligation, access to the Company's portal, and generally result in transfer of control over time as services are rendered. Certain contracts may contain custom solutions.

Disaggregation of Revenue
In the following table, revenue is disaggregated by product line, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with Topic 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
By Product lines:
Digital Audience	$49,882	$107,670
TV and Cross-Platform	29,455	54,772
Advertising	11,696	23,892
Movies	10,356	20,974
Total	$101,389	$207,308
By Geographical markets:
United States	$88,057	$179,534
Europe	8,737	17,872
Latin America	2,170	4,781
Canada	1,731	3,651
Other	694	1,470
Total	$101,389	$207,308
Timing of revenue recognition:
Products and services transferred at a point in time	$29,633	$58,928
Products and services transferred over time	71,756	148,380
Total	$101,389	$207,308

Contract Balances
The following table provides information about receivables, contract assets and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2018	January 1, 2018
Accounts receivable, net	$70,182	$81,914
Current and non-current contract assets	1,437	612
Current and non-current contract costs	1,964	500
Current customer advances	86,310	99,886
Non-current customer advances	681	1,975

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
Customer advances primarily relate to amounts billed in advance or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. Non-current customer advances are included in other non-current liabilities within the Condensed Consolidated Balance Sheets.
Significant changes in the contract assets and the customer advances balances during the six months ended June 30, 2018 are as follows:

(In thousands)	Customer advances (current)
Revenue recognized that was included in the customer advances balance at the beginning of period	$(69,819)
Cash received or amounts billed in advance and not recognized as revenue	58,870
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2018, approximately $228.8 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 80% of these remaining performance obligations through December 31, 2019, with the remaining balance recognized thereafter.
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
Certain costs to fulfill are capitalized in relation to long-term contracts wherein the transfer of goods and services will occur at a point in time. These costs include dedicated employees, subcontractors, and other third-party costs. The Company will assess capitalized costs to fulfill at each reporting period for recoverability. These costs are generally included in costs of revenues and research and development and are recognized in the same manner as the corresponding performance obligation(s).
As of June 30, 2018, the Company had $2.0 million in capitalized contract costs. For the three and six months ended June 30, 2018, $0.2 million and $0.2 million contract costs have been amortized or expensed, respectively.
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

The adoption of the standard related to revenue recognition impacted the Company's previously reported results as follows:

(In thousands)	As previously reported as of December 31, 2017	New revenue standard adjustments	As adjusted as of January 1, 2018
Accounts receivable, net	$82,029	$(115)	$81,914
Current and non-current contract assets	—	612	612
Current and non-current contract costs	—	500	500
Current customer advances	98,367	1,519	99,886
Other current liabilities	2,998	292	3,290
Non-current customer advances	2,053	(78)	1,975
Stockholders' equity	656,492	(736)	655,756

The following tables summarize the impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the period ended June 30, 2018 (amounts in thousands, except share and per share data):

I.	Impact on Condensed Consolidated Balance Sheets

Impact of changes in accounting policies
As of June 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Accounts receivable, net	$70,182	$966	$71,148
Current and non-current contract assets	1,437	(1,437)	—
Current and non-current contract costs	1,964	(1,964)	—

Current customer advances	$86,310	$(272)	$86,038
Other current liabilities	10,335	(505)	9,830
Other non-current liabilities	36,149	(184)	35,965
Accumulated deficit	(717,254)	(1,474)	(718,728)

II.	Impact on Condensed Consolidated Statements of Operations and Comprehensive Loss

Impact of changes in accounting policies
For the Three Months Ended June 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Revenues	$101,389	$(340)	$101,049
Cost of revenues	51,526	1,214	52,740
Selling and marketing	29,647	(125)	29,522
Income tax provision	(2,101)	—	(2,101)
Net loss	$(55,977)	$(1,429)	$(57,406)
Net loss per common share:
Basic	$(1.02)		$(1.04)
Diluted	$(1.02)		$(1.04)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	55,192,741		55,192,741
Diluted	55,192,741		55,192,741

Impact of changes in accounting policies
For the Six Months Ended June 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Revenues	$207,308	$(746)	$206,562
Cost of revenues	98,780	1,414	100,194
Selling and marketing	55,552	50	55,602
Income tax provision	(3,516)	—	(3,516)
Net loss	$(107,427)	$(2,210)	$(109,637)
Net loss per common share:
Basic	$(1.90)		$(1.93)
Diluted	$(1.90)		$(1.93)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	56,703,795		56,703,795
Diluted	56,703,795		56,703,795

III.	Impact on Condensed Consolidated Statements of Cash Flows

Impact of changes in accounting policies
For the Six Months Ended June 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Operating activities
Net loss	$(107,427)	$(2,210)	$(109,637)
Adjustments to reconcile net loss to net cash used in operating activities	60,134	2,210	62,344
Net cash used in operating activities	(74,369)	—	(74,369)
Investing activities	(6,515)	—	(6,515)
Financing activities	90,083	—	90,083
Effect of exchange rate changes on cash and cash equivalents	(1,136)	—	(1,136)
Net increase in cash, cash equivalents and restricted cash	8,063	—	8,063
Cash, cash equivalents and restricted cash at beginning of period	45,125	—	45,125
Cash, cash equivalents and restricted cash at end of period	53,188	—	53,188
Cash and cash equivalents	46,589	—	46,589
Restricted cash	6,599	—	6,599
Total cash, cash equivalents and restricted cash	$53,188	$—	$53,188
Other Income, Net
The following is a summary of other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Transition services agreement income from the Digital Analytix ("DAx") disposition	$2,182	$2,630	$4,847	$5,827
Change in fair value of investment in equity securities	714	—	265	—
Change in fair value of financing derivatives	(2,280)	—	(4,460)	—
Other	191	53	232	40
Total other income, net	$807	$2,683	$884	$5,867
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
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (codified under ASU 2018-05), which provides guidance on how to appropriately report significant legislative changes in financial statements when the accounting for the changes has not been completed. The guidance allows companies to report a provisional amount based on a reasonable estimate of the impact in their financial statements that can be adjusted during a one-year measurement period, similar to the accounting for business combinations.
As of June 30, 2018, the Company's accounting for the TCJA is still to be completed. As described in the Company's 2017 10-K, the Company has not yet been able to reasonably estimate the effects of certain provisions, some of which did not take effect until January 1, 2018, including but not limited to: a limitation of the deductibility of certain officers' compensation, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or “GILTI”). For the three and six months ended June 30, 2018, the Company is still reviewing and assessing the impact of these provisions. However, given the Company’s loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, the Company does not believe these provisions will have a material impact on its financial statements.
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. 250,000 warrants issuable ("penny warrants") are included in the number of outstanding shares used for the computation of basic loss per share. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, stock appreciation rights, restricted stock units and senior secured convertible notes are excluded and diluted loss per share is equal to basic loss per share. The weighted-average shares outstanding for Common Stock, used in per share calculations, have been adjusted to reflect share repurchases made during the three and six months ended June 30, 2018 and 2017, respectively.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options, stock appreciation rights, restricted stock units and senior secured convertible notes	8,857,858	3,296,348	7,874,656	3,377,927
Debt Issuance Costs
The Company reflects debt issuance costs in the Condensed Consolidated Balance Sheets as a direct deduction from the gross amount of debt, consistent with the presentation of a debt discount. Debt issuance costs are amortized to interest expense, net over the term of the underlying debt instrument, utilizing the effective interest method for the Notes.
Derivative Financial Instruments
The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are immediately recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Stock-Based Compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option pricing model. The fair value of restricted stock units and restricted stock awards is based on the closing price of the Company's Common Stock on the date of grant. The Company amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The determination of the fair value of the Company's stock option awards is based on a variety of factors, including, but not limited to, the Company's Common Stock price, risk-free rate, expected stock price volatility over the expected life of awards, dividend yield and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for stock-based awards at the dates of grant based on historical experience and adjusted for future expectation. The Company performs a review of the forfeiture rate assumption at least annually or as deemed necessary if there are changes that could potentially significantly impact the future rate of forfeiture of its stock-based awards. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
The Company issues restricted stock unit awards with restrictions that lapse upon the passage of time (service vesting), achieving performance targets, fulfillment of market conditions or some combination. For those restricted stock unit awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with performance conditions only, or both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. Stock awards that contain performance vesting conditions are excluded from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
For awards with both market and service conditions, the Company starts recognizing compensation cost over the remaining service period, with the effect of the market condition reflected in the calculation of the award's fair value at grant date. The Company values awards with market and service conditions using certain valuation techniques, such as the binomial lattice model. The Company determines the requisite service period based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the number of shares that would be issued based on the current market price at the end of the period being reported on, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.
Under our annual incentive compensation plan, the Company may grant immediately vesting restricted stock to certain employees. Under this plan, stock-based compensation expense is recognized over the requisite service period, which generally precedes the grant date. We accrue stock-based compensation expense for these liability classified awards until the date of grant.
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting of Stockholders (the "2018 Annual Meeting"), held on May 30, 2018. On June 5, 2018, the Company granted equity awards under the 2018 Plan that were recommended for employees, directors and consultants in 2016, 2017 and 2018. The equity awards have vesting terms ranging from immediate vesting at the time of grant to five-year vesting terms. The fair value of the unvested equity awards at the grant date will be amortized ratably on a straight-line basis over the requisite service period of the awards, the period from the grant date to the end of the vesting period. Refer to Footnote 7, Stockholders' Equity, for additional information.
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
Prior to adoption of ASU 2016-01, the Company had one cost-method investment in preferred stock of an entity. The $4.6 million value of the cost-method investment was included in other non-current assets in the Condensed Consolidated Balance Sheets as of December 31, 2017. Upon adoption, the Company did not have a cumulative adjustment related to the fair value of the investment. During the six months ended June 30, 2018, the entity went public and the preferred stock held by the Company was converted to common stock of the entity. As of June 30, 2018, the $4.9 million fair value of the investment was included in other non-current assets in the Condensed Consolidated Balance Sheets. The gain related to the change in the fair value of the investment of $0.7 million and $0.3 million during the three and six months ended June 30, 2018, respectively, are recorded in other income, net within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation - Stock Compensation. For all entities, ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The adoption of the guidance did not have an impact on the Condensed Consolidated Financial Statements.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update was issued to allow companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees with the main differences being the accounting for attribution and a contractual term election for valuing non-employee equity share options. The amendments in ASU 2018-07 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted only if the Company has adopted ASC 606, Revenue from Contracts with Customers. The Company is evaluating the impact to its Condensed Consolidated Financial Statements.

3.	Long-term Debt
Issuance and Sale of Initial Notes
On January 16, 2018, the Company entered into certain agreements with Starboard, pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of Initial Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. Based upon the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share, the difference of $1.4 million was recorded as an issuance discount to the Initial Notes. The Company also granted to Starboard the Notes Option to acquire up to an additional $50.0 million in Option Notes and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock. In addition, under the agreements, the Company has the right to conduct a Rights Offering, which would be open to all of the Company's stockholders, for up to $150.0 million in Rights Offering Notes.
The conversion price for the Notes (the “Conversion Price”) is equal to a 30% premium to the volume weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days commencing on January 16, 2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29.
The Notes mature on January 16, 2022. Based upon the determination of the Conversion Price, interest on the Notes will accrue at 6.0% per year through January 30, 2019. On each of January 30, 2019, January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. The interest rate reset feature of the Initial Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:

•	Credit adjusting discount rate: The Company estimated a market based discount rate of 25%.

•
Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.

•	Risk Free Rate: Assumed to be 2.2% based on the Federal Reserve bond yield.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 41.3% as of the valuation date.

•	Term: Based on the time period of the Notes maturity, 4 years.
Based upon the modified convertible bond model utilized by management, the fair value of the interest rate reset feature was determined to be $6.4 million as of January 16, 2018 and was recognized as an issuance discount for the Initial Notes at inception.
Interest on the Initial Notes is payable on a quarterly basis in arrears beginning on April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of PIK Interest Shares. Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date.
Management evaluated the Notes Option and determined it met the definition of a derivative as it represented a written option. The Notes Option qualified for liability treatment and was initially measured at fair value, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the Notes Option, management utilized an option pricing model as the option represents a put option that gains value as the underlying asset (Common Stock) decreases in value. The following key assumptions were utilized in the Company's estimate of the fair value of the Notes Option derivative:

•
Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.

•	Risk Free Rate: Assumed to be 1.6% based on the Federal Reserve bond yield with a term commensurate with the remaining life of the Notes Option.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 38.4% as of the valuation date.

•	Term: Based on the time period of the Notes Option, 6 months.
Based upon the option pricing model utilized, management estimated the fair value of the Notes Option as of January 16, 2018 to be $2.1 million. The fair value was recognized as an issuance discount for the Initial Notes at inception.
The Initial Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Initial Notes for cash at a price determined in accordance with the terms of the Initial Notes. Management evaluated this change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Initial Notes. The change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a probability-adjusted binomial lattice model to determine the fair value of the change of control derivative, with the following key assumptions:

•	Risk Free Rate: Assumed to be 2.2% based on the U.S. Treasury bonds on the valuation date with a term commensurate with the remaining life of the change of control derivative.

•	Probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.

•	Term: Based on the time period of the feature, 4 years.
Based on the binomial lattice model, the Company determined the fair value as of January 16, 2018 to be $4.4 million. The fair value was recognized as an issuance discount of the Initial Notes at inception.
The Notes contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20 million) and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its debt covenants as of June 30, 2018. Based on management’s current plans, including actions within management’s control, the Company does not anticipate any breach of these covenants that would result in an event of default under the Initial Notes.
In connection with the issuance of the Initial Notes, the Company also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share. The warrants are issuable on the earlier of the closing of the Rights Offering and October 16, 2018, and will be exercisable for five years from the date of issuance. The Company valued the warrants using the Black-Scholes model, with the following key assumptions:

•
Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.

•
Volatility: The Company determined volatility to be 39.6% based on the historical volatility of its Common Stock daily volume weighted average price with a look-back period commensurate with the term of the warrants.

•	Dividend Yield: Assumed to be zero based on the historical payout history of the Company.

•	Risk Free Rate: Assumed to be 2.4% based on U.S. Treasury bonds on the valuation date with a 5-year term.

Based on the Black-Scholes model, the Company determined that the fair value of the warrants as of January 16, 2018 was $6.1 million. The Company recorded the warrants at allocated proceeds of $5.7 million, less allocated issuance costs of $0.2 million, as additional paid-in capital.
The cash proceeds and Common Stock received by the Company in exchange for the Initial Notes were net of a $20.1 million issuance discount and $4.6 million in third party debt issuance costs. The Company amortized $0.2 million and $0.4 million in debt issuance costs related to the Initial Notes during the three and six months ended June 30, 2018, respectively. The Company accreted $1.0 million and $1.9 million in issuance discount related to the Initial Notes during the three and six months ended June 30, 2018, respectively.
At January 16, 2018, the date of issuance of the Initial Notes, and at June 30, 2018, the Company's non-current debt related to the Initial Notes was as follows:

			As of	As of
			January 16, 2018	June 30, 2018
(In thousands, except interest rates)	Stated interest rate	Effective interest rate
Initial Notes at face value, due January 16, 2022	6.0%	11.2%	$150,000	$150,000
Less:
Original issuance discount			(20,103)	(18,204)
Deferred financing costs			(4,610)	(4,175)
Net carrying value			$125,287	$127,621
The estimated fair value of the Initial Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, was $152.2 million as of June 30, 2018.
Issuance and Sale of Option Notes
On May 17, 2018, the Notes Option was exercised by Starboard, pursuant to which the Company issued and sold to Starboard $50.0 million of Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million. Based upon the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share, the difference of $4.6 million was recorded as an issuance discount to the Option Notes. The Option Notes have the same terms, including maturity, interest rate, convertibility, and security, as the Initial Notes issued on January 16, 2018. Upon the exercise of the Notes Option, the derivative liability recorded for the Notes Option at inception was settled. Management determined the fair value of the Notes Option immediately prior to settlement utilizing an option pricing model using the following key assumptions:

•	Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Option Notes, May 17, 2018, which was $21.75 per share.

•	Risk Free Rate: Assumed to be 1.8% based on the Federal Reserve bond yield with a term commensurate with the remaining life of the Notes Option.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 26.3% as of the valuation date.

•	Term: Based on the time period of the expected exercise of the Notes Option, 0.16 years.
Based upon the option pricing model utilized, management estimated the fair value of the Notes Option as of May 17, 2018 to be $5.7 million. The loss related to the change in fair value of $1.6 million was recorded in other income, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss. The fair value of the Notes Option was recognized as an issuance premium for the Option Notes at inception.
The interest rate reset feature of the Option Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:

•	Credit adjusting discount rate: The Company estimated a market-based discount rate of 24%.

•
Stock Price: The stock price was measured using the closing bid price of the Common Stock on the OTC Pink Tier on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share.

•	Risk Free Rate: Assumed to be 2.8% based on the Federal Reserve bond yield.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 42.6% as of the valuation date.

•	Term: Based on the time period of the Option Notes maturity, 3.7 years.
Based upon the modified convertible bond model utilized by management, the fair value of the interest rate reset feature was determined to be $3.0 million as of May 17, 2018 and was recognized as an issuance discount for the Option Notes at inception.
The Option Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Option Notes for cash at a price determined in accordance with the terms of the Option Notes. Management evaluated this change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Option Notes. The change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a probability-adjusted binomial lattice model to determine the fair value of the change of control derivative, with the following key assumptions:

•	Risk Free Rate: Assumed to be 2.8% based on U.S. Treasury bonds on the valuation date with a term commensurate with the remaining life of the change of control derivative.

•	Probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.

•	Term: Based on the time period of the feature, 3.7 years.
Based on the binomial lattice model, the Company determined the fair value as of May 17, 2018 to be $1.2 million. The fair value was recognized as an issuance discount of the Option Notes at inception.
The cash proceeds and Common Stock received by the Company in exchange for the Option Notes were net of a $3.1 million issuance discount and $0.2 million in third-party debt issuance costs. The Company accreted $0.1 million and $0.1 million in issuance discount related to the Option Notes during the three and six months ended June 30, 2018, respectively.
At May 17, 2018, the date of issuance of the Option Notes, and at June 30, 2018, the Company's non-current debt related to the Option Notes was as follows:

			As of	As of
			May 17, 2018	June 30, 2018
(In thousands, except interest rates)	Stated interest rate	Effective interest rate
Option Notes at face value, due January 16, 2022	6.0%	8.1%	$50,000	$50,000
Less:
Original issuance discount			(3,050)	(2,979)
Deferred financing costs			(244)	(238)
Net carrying value			$46,706	$46,783
The estimated fair value of the Option Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, was $50.8 million as of June 30, 2018.
Terms of Rights Offering
Subject to the terms of the Rights Offering, if undertaken, the Company would distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be 4 years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of Option Notes purchased.

Guarantee and Security of Notes
The Notes are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantors”) and are secured by a security interest in substantially all of the assets of the Company and the Guarantors, pursuant to a Guaranty, dated as of January 16, 2018, entered into by the Guarantors, and a Pledge and Security Agreement, dated as of January 16, 2018, among the Company, the Guarantors and Starboard Value and Opportunity Master Fund Ltd. as collateral agent.
Registration of Underlying Shares
The Company filed a registration statement on Form S-1 with the SEC for the registration of the shares underlying the Notes, potential PIK Interest Shares, and warrants on July 19, 2018. In conjunction with this registration, WPP plc (together with its affiliates, "WPP") exercised its registration right to have its shares of Common Stock included on the registration statement. For additional information, refer to Footnote 8, Related Party Transactions.
Issuance of Additional Senior Secured Convertible Notes
On August 8, 2018, in connection with entering into an amendment to the terms of the outstanding Notes to reduce the requirement thereunder to maintain certain minimum cash balances, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes. The terms of the additional notes are identical to the terms of the Notes, except with regard to the date from which interest thereon shall begin to accrue, which is August 8, 2018. The Company also agreed to register the shares of Common Stock underlying the additional notes and potential PIK Interest Shares related thereto. For additional information, refer to Footnote 11, Subsequent Events.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks with a maturity date of September 26, 2018. Bank of America, N.A. was the administrative agent and lead lender of this revolving credit facility. The Credit Agreement provided for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. On January 11, 2018, the Company voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination of the Credit Agreement, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of June 30, 2018, $1.2 million in letters of credit remain outstanding and are cash collateralized under the Credit Agreement.
On June 1, 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of June 30, 2018, $2.0 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.

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

	As of				As of
	June 30, 2018				December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$910	$—	$—	$910	$860	$—	$—	$860
Investment in equity securities (2)	4,922	—	—	4,922	—	—	—	—
Total	$5,832	$—	$—	$5,832	$860	$—	$—	$860
Liabilities:
Financing derivatives: no hedging designation
Interest rate reset (3)	—	—	11,100	11,100	—	—	—	—
Change of control redemption (4)	—	—	4,800	4,800	—	—	—	—
Total	$—	$—	$15,900	$15,900	$—	$—	$—	$—
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's investment in equity securities in common stock of an entity, which is included in other non-current assets, is valued using a market approach based on the quoted market price of the security. Prior to adoption of ASU 2016-01, this investment was classified as a cost-method investment and was measured at historical cost in the prior year.
(3) The fair value of the Company's interest rate reset derivative liability is determined using a with-and-without approach, using a standard binomial tree convertible bond model. The fair value estimate is determined using an estimate for the Company's credit rating, the premium attributable to the payment-in-kind feature of the Notes, and premium estimates for company-specific risk factors. The valuation is derived from techniques which utilize unobservable Level 3 inputs.
(4) The fair value of the Company's change of control redemption derivative liability is determined using a probability adjusted binomial lattice model. The fair value estimate is determined using an estimate for the probability of change of control of the Company, risk-free rate, and remaining term of the redemption feature. These estimates represent Level 3 inputs within the fair value hierarchy.
The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.
Due to their short-term nature, the carrying amounts reported approximate the fair value for accounts receivable, accounts payable, capital leases and accrued expenses. The carrying values of capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2). There were no changes to the Company's valuation methodologies during the three and six months ended June 30, 2018 or 2017, respectively.
The following table presents the changes in our Level 3 fair valued instruments for the six months ended June 30, 2018:

(In thousands)	Financing Derivatives
Balance as of December 31, 2017	$—
Issuances	17,200
Total losses included in other income, net (1)	4,400
Settlement (2)	(5,700)
Balance as of June 30, 2018	$15,900
(1) Represents change in fair value of interest rate reset derivative liability ($1.7 million loss), Notes Option derivative liability ($3.3 million loss), and change of control derivative liability ($0.6 million gain). All losses and gains were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Represents settlement of the Notes Option derivative liability through the issuance of the Option Notes on May 17, 2018. The derivative was net settled with the Option Notes and recorded as an issuance premium. Refer to Footnote 3, Long-term debt, for further information.
The following table displays valuation techniques and the significant unobservable inputs for our Level 3 liabilities measured at fair value as of June 30, 2018:

	Fair value measurements as of June 30, 2018
	Significant valuation technique	Significant unobservable inputs	Input
Interest rate reset derivative liability	Discounted Cash Flow	Discount rate	24.0%
		Stock price	$21.80
		Risk-free rate	2.7%
		Volatility	44.0%
		Term	3.5 years

Change of control redemption derivative liability	Option pricing model	Probability	0-10%
		Risk-free rate	2.7%
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

5.	Accrued Expenses

	As of	As of
	June 30,	December 31,
(In thousands)	2018	2017
Payroll and payroll-related	$12,318	$20,821
Expected retention awards	—	16,947
Accrued data costs	17,351	14,445
Professional fees	9,885	14,456
Restructuring	4,005	9,184
Amounts due to Adobe	1,962	5,395
Accrued interest	2,617	—
Other	4,347	4,783
	$52,485	$86,031
The decrease in payroll and payroll-related accrued expenses as of June 30, 2018 was primarily due to the June 30, 2018 balance including six months of bonus-related and sales commission accrued expenses compared to the December 31, 2017 balance which included a full year of bonus-related and sales commission accrued expenses. Additionally, the reduction in headcount that began in late 2017 has impacted this balance. Refer to Footnote 10, Organizational Restructuring, for further information regarding the Company's restructuring efforts.
As a result of the stockholders' approval of the 2018 Plan, the Company will settle the expected retention awards liability through the issuance of shares. Prior to the approval of the 2018 Plan, the Company settled the liability in cash upon the departure of certain employees. Consequently, the liability for these awards was reclassified to Other non-current liabilities as of June 30, 2018 in the Condensed Consolidated Balance Sheets.

6.	Income Taxes
The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on its projected ordinary book income (loss) before taxes to year-to-date ordinary book income (loss) before taxes. The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income (loss) are determined separately and recognized in the period in which the items arise. During the three and six months ended June 30, 2018, the Company recorded an income tax provision of $2.1 million and $3.5 million, resulting in an effective tax rate of 3.9% and 3.4%, respectively. During the three and six months ended June 30, 2017, the Company recorded an income tax provision of $1.1 million and $1.9 million, resulting in an effective tax rate of 2.8% and 2.5%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and increases in the Company’s valuation allowance against its domestic deferred tax assets. As of June 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits of approximately $2.6 million and $2.5 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

7.	Stockholders' Equity
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Plan at the Company's 2018 Annual Meeting. Under the 2018 Plan, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 10,650,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is cancelled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. Additionally, if, after December 31, 2017, any shares of Common Stock subject to an award granted under the 2007 Equity Incentive Plan (the "2007 Plan") are forfeited, or an award granted under the 2007 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, be available for awards under the 2018 Plan at a rate of one share for every one share subject to such award. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018.
Stock Awards
On June 5, 2018, the Company's Compensation Committee approved and awarded 2,078,151 restricted stock units ("RSUs") under the 2018 Plan to employees, directors and certain consultants of the Company that were recommended in 2016, 2017 and 2018. On June 5, 2018, the closing sales price of Common Stock on Nasdaq was $24.23.
Of these RSUs granted, 1,264,115 vested immediately, of which 229,173 shares were delivered to certain consultants during the three months ended June 30, 2018. 165,086 of the consultant shares related to the compensation of the Company's former CEO as part of his retirement and transition services agreement. The remainder of the shares that vested immediately are expected to be delivered to the participants between August 2018 and December 2018, contingent on market trading restrictions and applicable deferral features. These shares are classified as unvested awards until the date of delivery of the shares underlying these awards.
Upon the grant of the awards, the Company recognized $21.1 million in stock-based compensation expense during the three months ended June 30, 2018. After issuance of these awards, the maximum number of shares available for issuance under the 2018 Plan as of June 30, 2018 is 6,511,184.
A summary of the unvested stock awards as of June 30, 2018 is presented below:

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	2,125	779,912	782,037	$37.22
Granted	—	2,078,151	2,078,151	24.07
Vested and delivered	(2,125)	(720,347)	(722,472)	32.74
Forfeited	—	(15,090)	(15,090)	36.65
Unvested as of June 30, 2018	—	2,122,626	2,122,626	$25.29
The weighted-average remaining vesting period for unvested RSUs as of June 30, 2018 was 2.0 years. As of June 30, 2018, total unrecognized compensation expense related to unvested RSUs was $19.2 million, of which $7.0 million is expected to be recognized during the second half of 2018. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
A summary of the options outstanding, exercised and expired during the six months ended June 30, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2017	3,444,252	$30.65
Options exercised	(21,809)	12.94
Options expired	(298)	5.99
Options outstanding as of June 30, 2018	3,422,145	$30.77
Options exercisable as of June 30, 2018	3,422,145	$30.77
No stock options were granted during the six months ended June 30, 2018. The total intrinsic value of the options exercised in 2018 was $0.2 million. The weighted average remaining contractual life of options outstanding and exercisable as of June 30, 2018 is 1.32 years.

8.	Related Party Transactions
Transactions with WPP
As of June 30, 2018, WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 19.6% ownership in the Company. On July 19, 2018, the Company filed a registration statement on Form S-1 with the SEC for the purpose of registering the shares of Common Stock owned by WPP in order to fulfill the Company's contractual obligations under a stockholders' rights agreement entered into by the Company and WPP in 2015. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts. In early 2015, there were a series of business and asset acquisitions and sales and issuances of Common Stock between the Company and WPP (giving rise to the stockholders' rights agreement described above) as well as a Subscription Receivable agreement that the Company entered into with GroupM, a WPP subsidiary.
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
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program (the "Program") to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households.  The agreement provides that the Company makes payments to Lightspeed of approximately $5.0 million per year. The Program is designed to be a comprehensive data collection effort across multiple in-home devices (e.g., television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) monitored via the installation of household internet routers (“Meters”) in panelist households.  The Meters will collect and send the data back to the Company for use in its Total Home Panel product. Under the terms of the Program, Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with certain funds affiliated with or managed by Starboard, then a beneficial owner of more than five percent of the Company’s outstanding Common Stock. Pursuant to the agreements, the Company: (i) issued and sold to Starboard $150.0 million of Initial Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million; (ii) granted to Starboard the Notes Option to purchase up to an additional $50.0 million of Option Notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash; (iii) agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock; and (iv) has the right to conduct a rights offering, which would be open to all stockholders of the Company, for up to $150.0 million of Rights Offering Notes, and Starboard agreed to enter into one or more backstop commitment agreements by which it would backstop up to $100.0 million of the Rights Offering Notes, with such backstop obligation reduced by the amount of Option Notes purchased.
On May 17, 2018, the Company issued to Starboard $50.0 million in Option Notes in exchange for $15.0 million of cash and 1,400,000 shares of Common Stock valued at $35.0 million, pursuant to Starboard's exercise in full of the Notes Option.
The Notes mature on January 16, 2022. Interest on the Notes accrues at 6.0% per year through January 30, 2019, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium. Interest on the Notes is payable, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of PIK Interest Shares.
As a result of the aforementioned agreements and transactions contemplated thereby, as of January 16, 2018, Starboard ceased to be a beneficial owner of more than five percent of the Company’s outstanding Common Stock.
The Company's results from transactions with WPP, Starboard and other related parties, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues (1)	$2,143	$3,033	$4,435	$6,345

Cost of revenues	2,784	3,140	5,306	6,887
Selling and marketing	42	33	85	68
Research and development	47	24	100	53
General and administrative	162	137	189	161
Investigation and audit related (2)	—	3,523	—	6,857

Interest (expense) income, net	(3,919)	195	(6,611)	403
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
The Company has the following balances related to transactions with WPP, Starboard and other related parties, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
	June 30,	December 31,
(In thousands)	2018	2017
Accounts receivable, net	$1,409	$2,899
Subscription receivable (Additional paid-in capital)	5,578	10,254
Accounts payable	977	2,715
Accrued expenses	5,745	5,857
Customer advances	988	2,755
Financing derivatives	15,900	—
Senior secured convertible notes	174,404	—

9.	Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancellable operating leases for office facilities and equipment. The leases require us to pay taxes, insurance and ordinary repairs and maintenance. These leases generally provide for renewal options and escalation increases. On May 30, 2018, the Company entered into an amendment with the landlord of its corporate headquarters, extending the lease term which was scheduled to expire on July 31, 2022. Pursuant to the terms of the extension, the new lease term will begin on August 1, 2022 and will expire on July 31, 2027. The Company will continue to occupy approximately 83,500 rentable square feet of the headquarters premises, with a base rent over the five-year term of approximately $25.0 million.
Future minimum payments under non-cancellable lease agreements with initial terms of one year or more were as follows:

(In thousands)
2018	$7,508
2019	14,125
2020	11,892
2021	11,073
2022	8,157
Thereafter	39,349
Total minimum lease payments	$92,104
Rent expense, under non-cancellable operating leases, was $3.8 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, and $7.9 million and $8.3 million for the six months ended June 30, 2018 and 2017, respectively.
Unconditional Purchase Obligations
The Company is obligated under certain unconditional agreements with network operators. The future fixed and determinable payments under these agreements with initial terms of one year or more were as follows:

(In thousands)
2018	$17,732
2019	39,422
2020	40,959
2021	23,870
2022	19,182
Thereafter	18,522
Total	$159,687
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
The Assad Action. On April 14, 2017, another purported shareholder derivative action, George Assad v. Gian Fulgoni et al., was filed in the Circuit Court of Fairfax County, Virginia against the Company as a nominal defendant and against the same current and former directors and officers of the Company as the Murphy and Levy actions, as well as certain additional individuals. The Assad complaint alleged claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, as well as a claim seeking to compel the Company's Board of Directors to hold an annual stockholders’ meeting. In addition to an order compelling the Board of Directors to hold an annual stockholders’ meeting, the Assad complaint sought judgment against the defendants in the amount by which the Company was allegedly damaged, an order directing defendants to provide operations reports and financial statements for all previous quarters allegedly identified by the Audit Committee as inaccurate, purported corporate governance reforms, the restriction of proceeds of defendants’ trading activities pending judgment, an award of restitution from the defendants, and an award of attorneys’ fees and costs. On August 4, 2017, the Company moved for an order of consolidation of the Assad action into the consolidated Virginia derivative action noted above. The motion was not brought for a hearing due to the pendency of the derivative litigation settlement noted below.
The Consolidated Federal Derivative Action. In December 2016 and February 2017, two purported shareholder derivative actions, Wayne County Employees’ Retirement System v. Fulgoni et al. and Michael C. Donatello v. Gian Fulgoni et al., were filed in the District Court for the Southern District of New York against the Company and certain of the Company's current and former directors and officers. The complaints alleged, among other things, that the defendants provided materially false and misleading information regarding the Company, its business and financial performance. The Donatello complaint also alleged that the defendants breached their fiduciary duties, failed to maintain internal controls and were unjustly enriched to the detriment of the Company. The complaints sought awards of monetary damages, purported corporate governance reforms, the award of punitive damages, and attorneys’, accountants’ and experts’ fees and other relief. On April 25, 2017, the Court signed and entered the parties’ stipulation to consolidate the Wayne County and Donatello actions. Following proposed settlement discussions, the Court stayed the case on September 21, 2017 pending application for preliminary approval of settlement.
Derivative Litigation Settlement. On September 10, 2017 the Company, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, the Company would receive a $10.0 million cash payment, funded by the Company’s insurer. Pursuant to this proposed settlement, the Company agreed, subject to court approval, to contribute $8.0 million in Common Stock toward the payment of attorneys’ fees. The Company also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. As of December 31, 2017, the Company reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from its insurers. On June 7, 2018, the Court granted final approval of the settlement and dismissed the consolidated federal derivative action. On June 21, 2018, the Company issued to the plaintiffs’ lead counsel, 354,671 shares of Common Stock, valued at $8.0 million, as payment of attorneys’ fees. On July 9, 2018, the consolidated Virginia derivative action and the Assad action were dismissed in Virginia state court and the $10.1 million in insurance proceeds held in escrow were released to the Company.
Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of the Company's current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in the Company's registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants are liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On February 14, 2018, following a hearing, the Court granted class certification only as to EY. On April 23, 2018, the Court issued an order staying the case pending the final approval hearing in the Fresno County Employees' Retirement Association case noted below, and, following the final approval hearing on June 7, 2018, the parties filed a joint stipulation of dismissal. The claims against the Company’s current and former directors and officers were dismissed with prejudice on July 17, 2018.
Federal Securities Class Action Litigation
In October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against the Company, certain of the Company's current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed an amended complaint alleging that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in the Company and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class would receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by comScore to a settlement fund to resolve all claims asserted against the Company. All of the $27.2 million in cash would be funded by the Company's insurers. The proposed settlement further provided that comScore denies all claims of wrongdoing or liability. On January 29, 2018, the Court granted preliminary approval of the settlement. On June 7, 2018, the Court granted final approval of the settlement and entered judgment dismissing the case with prejudice. No appeals of the judgment were filed. As of December 31, 2017, the Company reserved $110.0 million in accrued litigation settlements for the gross settlement amount, and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from the Company's insurers. On June 21, 2018, the Company issued to a settlement fund for the benefit of authorized claimants 3,669,444 shares of Common Stock, valued at $82.8 million. The insurance proceeds of $27.2 million were contributed to the settlement fund concurrently.
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., (“Full Circle”), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children’s Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by Disney. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. The Company and Full Circle responded to the demand letters on October 11, 2017. On June 4, 2018, the plaintiffs filed amended complaints adding the Company and Full Circle as defendants in a purported class action against Disney, Twitter and other defendants, alleging violations of California’s constitutional right to privacy and intrusion upon seclusion law, New York’s deceptive trade practices statute, and Massachusetts’ deceptive trade practices and right to privacy statutes. The complaints allege damages in excess of $5 million, with any award to be apportioned among the defendants. The Company and Full Circle deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of June 30, 2018.
Nielsen Arbitration/Litigation
On September 22, 2017, Nielsen Holdings PLC (“Nielsen”) filed for arbitration against comScore, alleging that the Company breached the parties’ agreement regarding an alleged unauthorized use of Nielsen’s data to compete directly against Nielsen’s linear television services. On September 22 and 25, 2017, Nielsen also filed a civil complaint against the Company in the United States District Court for the Southern District of New York seeking preliminary injunctive relief against any unauthorized use of Nielsen’s data. On March 6, 2018, Nielsen's motion for preliminary injunction was denied, and the case was stayed pending completion of arbitration. The arbitration was completed and resolved in April 2018, and the U.S. District Court dismissed the case on May 10, 2018.
SEC Investigation
The SEC is investigating allegations regarding revenue recognition, internal controls, non-GAAP disclosures and whistleblower retaliation. The SEC has made no decisions regarding this matter including whether any securities laws have been violated. The Company is cooperating fully with the SEC.
Export Controls Review
The Company recently became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. On May 31, 2018, the Company filed a final voluntary disclosure with OFAC and BIS. If OFAC and BIS move forward with this matter, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of June 30, 2018.
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
In the second quarter of 2018, the Company's Board of Directors authorized management to implement additional reductions in its workforce and rationalize its portfolio of leased properties due to the reductions in headcount. This additional restructuring effort resulted in the termination of one operating lease and the extension of the lease related to the Company's headquarters in the second quarter of 2018. Additional space rationalization is ongoing, and through the first quarter of 2019, the Company expects to incur less than $5.0 million in additional restructuring charges related to the early termination or sublease of certain operating leases of office space. Employees separated or to be separated from the Company as a result of these restructuring initiatives were offered severance. Other direct costs incurred in the first quarter of 2018 consist of the lease exit cost for one non-U.S. entity.
During the three and six months ended June 30, 2018, the Company recognized $3.8 million and $5.1 million, respectively, in restructuring costs.
The table below summarizes the balance of accrued restructuring expenses and the changes in the accrued amounts as of and for the six months ended June 30, 2018:

(In thousands)	Accrued Balance as of December 31, 2017	Restructuring Expense for the Six Months Ended June 30, 2018	Payments	Foreign Exchange	Accrued Balance as of June 30, 2018
Severance pay and benefits	$8,972	$4,943	$(10,199)	$7	$3,723
Other direct costs	212	147	(77)	—	282
Total	$9,184	$5,090	$(10,276)	$7	$4,005

11.	Subsequent Events
On August 8, 2018 (the “Closing Date”), the Company and Starboard entered into a Second Amendment to Senior Secured Convertible Notes (the “Amendment”). Pursuant to the Amendment, the Notes were amended to provide the Company with additional financial flexibility thereunder, among other things. Specifically, through March 31, 2019, the minimum cash balance required to be maintained by the Company has been reduced to $20 million, subject to certain limitations. In connection with, and as consideration for this modification, on the Closing Date the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, the terms of which are identical to the terms of the Notes, except with regard to the date from which interest thereon shall begin to accrue, which is the Closing Date. Pursuant to the Amendment, the Company also agreed to register the shares of Common Stock underlying the additional notes and potential PIK Interest Shares related thereto.

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
Appointment of CEO
On April 23, 2018, we announced the appointment of Bryan J. Wiener as our Chief Executive Officer ("CEO"), effective May 30, 2018. Upon the effective date of the CEO appointment, William P. Livek, our President and Executive Vice Chairman, stepped down as President and assumed the role of Vice Chairman of the Board of Directors and special advisor to the CEO.
Relisting on Nasdaq
On May 30, 2018, The Nasdaq Stock Market LLC approved our application for relisting on The Nasdaq Global Select Market ("Nasdaq") and our common stock, par value $0.001 per share ("Common Stock"), began trading on Nasdaq effective June 1, 2018.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues (1)	$101,389	100.0%	$99,439	100.0%	$207,308	100.0%	$200,300	100.0%
Cost of revenues	51,526	50.8%	47,301	47.6%	98,780	47.6%	94,614	47.2%
Selling and marketing	29,647	29.2%	31,190	31.4%	55,552	26.8%	60,923	30.4%
Research and development	20,889	20.6%	21,502	21.6%	39,605	19.1%	42,522	21.2%
General and administrative	28,699	28.3%	13,310	13.4%	47,360	22.8%	31,095	15.5%
Investigation and audit related	4,883	4.8%	17,399	17.5%	36,750	17.7%	35,077	17.5%
Amortization of intangible assets	8,266	8.2%	8,443	8.5%	16,810	8.1%	17,178	8.6%
Settlement of litigation, net	5,250	5.2%	(915)	(0.9)%	5,250	2.5%	618	0.3%
Restructuring	3,833	3.8%	—	—%	5,090	2.5%	—	—%
Total expenses from operations	152,993	150.9%	138,230	139.0%	305,197	147.2%	282,027	140.8%
Loss from operations	(51,604)	(50.9)%	(38,791)	(39.0)%	(97,889)	(47.2)%	(81,727)	(40.8)%
Interest expense, net	(4,124)	(4.1)%	(252)	(0.3)%	(7,029)	(3.4)%	(406)	(0.2)%
Other income, net	807	0.8%	2,683	2.7%	884	0.4%	5,867	2.9%
Gain (loss) from foreign currency transactions	1,045	1.0%	(1,205)	(1.2)%	123	0.1%	(1,225)	(0.6)%
Loss before income tax provision	(53,876)	(53.1)%	(37,565)	(37.8)%	(103,911)	(50.1)%	(77,491)	(38.7)%
Income tax provision	(2,101)	(2.1)%	(1,061)	(1.1)%	(3,516)	(1.7)%	(1,927)	(1.0)%
Net loss	$(55,977)	(55.2)%	$(38,626)	(38.8)%	$(107,427)	(51.8)%	$(79,418)	(39.6)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenue for the three and six months ended June 30, 2017 is not comparable to the three and six months ended June 30, 2018 due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606"). Refer to our reconciliation of as reported revenue to compare the periods presented.
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
We categorize our revenue along these four offerings; however, our cost structure is tracked at the corporate level and not by our product offerings. These costs include, but are not limited to, employee costs, operational overhead, data centers and our technology that supports multiple product offerings.

Revenues from these four offerings of products and services are as follows:

	Three Months Ended June 30,
(In thousands)	2018	% of Revenue	2017 (1)	% of Revenue	$ Variance	% Variance
Digital Audience	$49,882	49.2%	$54,393	54.7%	$(4,511)	(8.3)%
TV and Cross-Platform	29,455	29.1%	25,363	25.5%	4,092	16.1%
Advertising	11,696	11.5%	10,481	10.5%	1,215	11.6%
Movies	10,356	10.2%	9,202	9.3%	1,154	12.5%
Total revenues	$101,389	100%	$99,439	100%	$1,950	2.0%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenue for the three months ended June 30, 2017 is not comparable to the three months ended June 30, 2018 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
Revenues increased by $2.0 million, or 2.0%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Included in the 2018 revenues amount was an increase of $0.3 million related to our adoption of ASC 606, primarily included in Advertising above.
Digital Audience revenue decreased $4.5 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Revenue continued to be impacted by changes in our products along with an evolving advertising market. Our investment to strengthen our products through the addition of mobile data sources resulted in some data trends disruption, which impacted customers. As a result, certain customers ceased purchases and others delayed renewals. In addition, changes in industry-wide ad buying weakened smaller publishers and as such, some of our smaller customers did not renew during 2017. As a result, while our largest customers continued to purchase these products, our overall customer base shrunk during 2017 and the first half of 2018, which impacted 2018 revenue.
The increase in revenue for TV and Cross-Platform resulted in part from the establishment of stand-alone selling price over certain distinct performance obligations in arrangements that include the purchase and sale of services during the three months ended June 30, 2018. The remaining increase in revenue was primarily the result of increased demand for our national and local TV station offerings which resulted in the expansion of agreements with existing customers. Movies revenue increased as our global footprint remained strong and our products continued to result in higher contract values. As we collect data from box office locations worldwide, our customers continued to expand and renew agreements, which we expect to continue during 2018.
Advertising revenue increased from growth in both our emerging products and certain legacy offerings.

	Six Months Ended June 30,
(In thousands)	2018	% of Revenue	2017 (1)	% of Revenue	$ Variance	% Variance
Digital Audience	$107,670	51.9%	$112,303	56.1%	$(4,633)	(4.1)%
TV and Cross-Platform	54,772	26.4%	47,384	23.7%	7,388	15.6%
Advertising	23,892	11.5%	22,041	11.0%	1,851	8.4%
Movies	20,974	10.1%	18,572	9.3%	2,402	12.9%
Total revenues	$207,308	100%	$200,300	100%	$7,008	3.5%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, the revenue for the six months ended June 30, 2017 is not comparable to the six months ended June 30, 2018 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
Revenues increased by $7.0 million, or 3.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Included in the 2018 revenues amount was an increase of $0.7 million related to our adoption of ASC 606, primarily included in Advertising and TV and Cross-Platform above.
Digital Audience revenue decreased $4.6 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Revenue continued to be impacted by changes in our products along with an evolving advertising market. Our investment to strengthen our products through the addition of mobile data sources resulted in some data trends disruption, which impacted customers. As a result, certain customers ceased purchases and others delayed renewals. In addition, changes in industry-wide ad buying weakened smaller publishers and as such, some of our smaller customers did not renew during 2017. As a result, while our largest customers continued to purchase these products, our overall customer base shrunk during 2017 and the first half of 2018, which impacted 2018 revenue.
The increase in revenue for TV and Cross-Platform resulted in part from the establishment of stand-alone selling price over certain distinct performance obligations in arrangements that include the purchase and sale of services during the second quarter of 2018. The remaining increase in revenue was primarily the result of increased demand for our national and local TV station offerings which resulted in the expansion of agreements with existing customers. Movies revenue increased as our global footprint remained strong and our products continued to result in higher contract values. As we collect data from box office locations worldwide, our customers continued to expand and renew agreements, which we expect to continue during 2018.
Advertising revenue increased from growth in both our emerging products and certain legacy offerings.
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

	Three Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$15,805	15.6%	$15,102	15.2%	$703	4.7%
Data costs	14,451	14.3%	10,155	10.2%	4,296	42.3%
Panel costs	5,837	5.8%	5,819	5.9%	18	0.3%
Systems and bandwidth costs	5,955	5.9%	4,711	4.7%	1,244	26.4%
Rent and depreciation	3,130	3.1%	4,416	4.4%	(1,286)	(29.1)%
Professional fees	1,156	1.1%	1,398	1.4%	(242)	(17.3)%
Sample and survey costs	1,462	1.4%	1,323	1.3%	139	10.5%
Technology	1,566	1.5%	1,264	1.3%	302	23.9%
Royalties and resellers	1,043	1.0%	1,187	1.2%	(144)	(12.1)%
Other	1,121	1.1%	1,926	1.9%	(805)	(41.8)%
Total cost of revenues	$51,526	50.8%	$47,301	47.6%	$4,225	8.9%
Cost of revenues increased $4.2 million, or 8.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in cost of revenues was largely attributable to a $4.3 million increase in data costs, a $1.2 million increase in systems and bandwidth costs, and a $0.7 million increase in employee costs, offset by the decrease of $1.3 million in rent and depreciation costs and $0.8 million in other costs. Employee costs increased due to $3.3 million of increased stock-based compensation expense, primarily driven by the most recent awards granted on June 5, 2018, offset by a decrease in costs as a result of our restructuring efforts, reduced employee headcount and capitalized fulfillment costs. Increased data costs in 2018 were incurred as a result of the establishment of standalone selling price for distinct services provided under certain arrangements that include the purchase and sale of services during the three months ended June 30, 2018. In addition, we continued to invest in TV and Cross-Platform through the acquisition of additional TV data, as well as investing in our digital platform through purchasing additional mobile data. We believe this investment is necessary to support our products and expand our offerings, and these costs are expected to increase throughout 2018. These increases were offset by a decrease in rent and depreciation attributable to decreased purchases of capital assets and lower associated depreciation expense. Other costs decreased by $0.8 million related to a license agreement that was not renewed in 2018. We also capitalized $0.9 million of internal-use software development costs in the three months ended June 30, 2018. We did not capitalize internal-use software development costs during 2017. Additionally, 2018 cost of revenues was reduced by $1.2 million related to our adoption of ASC 606, primarily driven by capitalized fulfillment costs for the second quarter of 2018.

	Six Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$29,665	14.3%	$29,197	14.6%	$468	1.6%
Data costs	26,767	12.9%	19,720	9.8%	7,047	35.7%
Panel costs	11,456	5.5%	13,005	6.5%	(1,549)	(11.9)%
Systems and bandwidth costs	11,880	5.7%	10,055	5.0%	1,825	18.2%
Rent and depreciation	6,432	3.1%	8,969	4.5%	(2,537)	(28.3)%
Professional fees	2,730	1.3%	2,894	1.4%	(164)	(5.7)%
Sample and survey costs	3,178	1.5%	2,694	1.3%	484	18.0%
Technology	3,100	1.5%	2,507	1.3%	593	23.7%
Royalties and resellers	1,492	0.7%	1,855	0.9%	(363)	(19.6)%
Other	2,080	1.0%	3,718	1.9%	(1,638)	(44.1)%
Total cost of revenues	$98,780	47.6%	$94,614	47.2%	$4,166	4.4%
Cost of revenues increased by $4.2 million or 4.4% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in cost of revenues was largely attributable to the increase of $7.0 million in data costs, increase of $1.8 million in systems and bandwidth costs and an increase of $0.5 million in employee costs, offset by a $1.5 million decrease in panel costs, a $2.5 million decrease in rent and depreciation, and a $1.6 million reduction in other costs. Increased data costs in 2018 were incurred as a result of the establishment of standalone selling price for distinct services provided under certain arrangements that include the purchase and sale of services during the second quarter of 2018. In addition, we continued to invest in TV and Cross-Platform through the acquisition of additional TV data, as well as investing in our digital platform through purchasing additional mobile data. We believe this investment is necessary to support our products and expand our offerings, and these costs are expected to increase throughout 2018. Employee costs increased due to $4.0 million of increased stock-based compensation expense, primarily related to the most recent awards granted on June 5, 2018, offset by $1.4 million in capitalized internal-use software development costs in the six months ended June 30, 2018 that were not capitalized during 2017, reductions related to reduced headcount due to restructuring of the business and capitalized fulfillment costs. The reduction in panel costs related to a reduction in our Total Home Panel investment. The decrease in rent and depreciation is attributable to decreased purchases of capital assets and lower associated depreciation. Additionally, 2018 cost of revenues was reduced by $1.4 million related to our adoption of ASC 606, primarily driven by capitalized fulfillment costs for the first half of 2018.
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

	Three Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$24,237	23.9%	$23,122	23.3%	$1,115	4.8%
Rent and depreciation	1,824	1.8%	2,454	2.5%	(630)	(25.7)%
Travel	1,314	1.3%	2,047	2.1%	(733)	(35.8)%
Professional fees	972	1.0%	1,951	2.0%	(979)	(50.2)%
Other	1,300	1.3%	1,616	1.6%	(316)	(19.6)%
Total selling and marketing expenses	$29,647	29.2%	$31,190	31.4%	$(1,543)	(4.9)%
Selling and marketing expenses decreased by $1.5 million, or 4.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease in selling and marketing expenses was a result of a decrease in professional fees, travel and rent and depreciation, offset by an increase in employee costs. Employee costs increased $4.3 million due to increased stock-based compensation expense related to the most recent awards granted on June 5, 2018. This increase was offset by lower costs resulting from our reduction in headcount and restructuring of the business and a decrease in rent and depreciation mainly attributable to decreased purchases of capital assets and lower associated depreciation. The decrease in professional fees was mainly due to the decreased use of outside consultants. The decreased travel costs were a result of our focus on cost reduction efforts.

	Six Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$44,475	21.5%	$45,536	22.7%	$(1,061)	(2.3)%
Rent and depreciation	3,972	1.9%	4,948	2.5%	(976)	(19.7)%
Travel	2,320	1.1%	3,624	1.8%	(1,304)	(36.0)%
Professional fees	2,137	1.0%	3,405	1.7%	(1,268)	(37.2)%
Marketing events	363	0.2%	838	0.4%	(475)	(56.7)%
Other	2,285	1.1%	2,572	1.3%	(287)	(11.2)%
Total selling and marketing expenses	$55,552	26.8%	$60,923	30.4%	$(5,371)	(8.8)%
Selling and marketing expenses decreased by $5.4 million, or 8.8%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in selling and marketing expenses was a result of a decrease in employee costs that was largely attributable to our reduction in headcount, offset by a $3.4 million increase in stock-based compensation related to the new awards granted on June 5, 2018. In addition, our focus on cost reduction efforts resulted in lower expenses across the majority of our associated categories. We expect these costs to continue to decrease compared to 2017 as a result of lower personnel costs and our focus on cost reduction efforts.
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

	Three Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$17,051	16.8%	$17,265	17.4%	$(214)	(1.2)%
Rent and depreciation	1,704	1.7%	1,907	1.9%	(203)	(10.6)%
Technology	1,261	1.2%	1,050	1.1%	211	20.1%
Professional fees	429	0.4%	496	0.5%	(67)	(13.5)%
Other	444	0.4%	784	0.8%	(340)	(43.4)%
Total research and development expenses	$20,889	20.6%	$21,502	21.6%	$(613)	(2.9)%
Research and development expenses decreased by $0.6 million, or 2.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease was primarily attributable to decreases in employee costs and rent and depreciation, including the impact of $2.4 million of capitalized internal-use software development costs in the three months ended June 30, 2018 that were not capitalized during 2017. These decreases were offset by an increase in technology costs as we increased our focus on new product offerings as well as an increase in stock-based compensation of $3.5 million related to the awards granted on June 5, 2018. We expect these costs to continue decreasing compared to 2017 as a result of lower personnel costs and our focus on cost reduction efforts.

	Six Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$31,717	15.3%	$33,948	16.9%	$(2,231)	(6.6)%
Rent and depreciation	3,531	1.7%	3,832	1.9%	(301)	(7.9)%
Technology	2,573	1.2%	2,070	1.0%	503	24.3%
Professional fees	951	0.5%	1,328	0.7%	(377)	(28.4)%
Other	833	0.4%	1,344	0.7%	(511)	(38.0)%
Total research and development expenses	$39,605	19.1%	$42,522	21.2%	$(2,917)	(6.9)%

Research and development expenses decreased by $2.9 million, or 6.9%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was primarily attributable to decreases in employee costs, professional fees and rent and depreciation. We also capitalized $3.8 million of internal-use software development costs in the six months ended June 30, 2018 that were not capitalized during 2017. These decreases were offset by an increase in technology costs as we increased our focus on new product offerings and an increase in stock-based compensation as a result of the awards granted on June 5, 2018. We expect these costs to continue decreasing compared to 2017 as a result of lower personnel costs and our focus on cost reduction efforts.

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

	Three Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$15,764	15.5%	$4,940	5.0%	$10,824	219.1%
Professional fees	6,137	6.1%	2,660	2.7%	3,477	130.7%
DAx transition services agreement	2,183	2.2%	2,629	2.6%	(446)	(17.0)%
Rent and depreciation	1,070	1.1%	858	0.9%	212	24.7%
Bad debt expense	567	0.6%	498	0.5%	69	13.9%
Other	2,978	2.9%	1,725	1.7%	1,253	72.6%
Total general and administrative expenses	$28,699	28.3%	$13,310	13.4%	$15,389	115.6%
General and administrative expenses increased by $15.4 million, or 115.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in employee costs and professional fees. Employee costs increased due to $9.1 million in increased stock-based compensation expense related to the most recent awards granted on June 5, 2018. Professional fees increased from legal and audit fees not associated with the prior year audit and investigation. These increased costs were offset by a $0.4 million decrease in the Digital Analytix ("DAx") transition services agreement costs.

	Six Months Ended June 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$22,405	10.8%	11,500	5.7%	$10,905	94.8%
Professional fees	11,880	5.7%	6,543	3.3%	5,337	81.6%
DAx transition services agreement	4,848	2.3%	5,751	2.9%	(903)	(15.7)%
Rent and depreciation	2,159	1.0%	1,763	0.9%	396	22.5%
Bad debt expense	484	0.2%	681	0.3%	(197)	(28.9)%
Other	5,584	2.7%	4,857	2.4%	727	15.0%
Total general and administrative expenses	$47,360	22.8%	$31,095	15.5%	$16,265	52.3%
General and administrative expenses increased by $16.3 million, or 52.3%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was attributable to an increase in employee costs and professional fees. Employee costs increased due to an $8.9 million increase in stock-based compensation expense, primarily related to the most recent awards granted on June 5, 2018. Professional fees increased from legal and audit fees not associated with the prior year audit and investigation. These increased costs were offset by a $0.9 million decrease in DAx transition services agreement costs.

Investigation and Audit Related
As previously disclosed, in February 2016, the Audit Committee of the Company's Board of Directors commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture, and certain employment practices. Investigation, audit, and litigation related expenses associated with this matter were $4.9 million and $17.4 million for the three months ended June 30, 2018 and 2017, respectively, and $36.8 million and $35.1 million for the six months ended June 30, 2018 and 2017, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements for 2017 and prior years. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation. We expect these costs to continue for the remainder of 2018 due to ongoing legal proceedings and other associated costs, as well as legal expenses associated with indemnification of current and former directors and officers, but at a lower level than the first half of 2018 or the prior year.
Settlement of Litigation, Net
Settlement of litigation, net, consists of losses from the settlement of various litigation matters. The net settlement of litigation expenses for the three and six months ended June 30, 2018 primarily relates to the settlement and final resolution of the federal securities class action and the derivative actions. The net settlement of litigation expenses for the three and six months ended June 30, 2017 primarily relates to the settlement of the Rentrak Corporation merger litigation.
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
In the second quarter of 2018, our Board of Directors authorized management to implement further reductions in headcount and rationalize our portfolio of leased properties which resulted in the termination of one operating lease and the extension of the lease related to our headquarters in the second quarter of 2018. In connection with the restructuring, we incurred expenses of $3.8 million and $5.1 million during the three and six months ended June 30, 2018, respectively, related to termination benefits and other lease exit costs. Additional space rationalization is ongoing, and we expect to incur less than $5.0 million in additional restructuring charges through the first quarter of 2019 related to the early termination or sublease of some operating leases of office space.
Other Income, Net
Other income, net, represents income and expenses incurred that are generally not recurring in nature nor part of our normal operations. The following is a summary of other income, net:

	Three Months Ended June 30,
(In thousands)	2018	2017
Transition services agreement income from the DAx disposition	$2,182	$2,630
Change in fair value of investment in equity securities	714	—
Change in fair value of financing derivatives	(2,280)	—
Other	191	53
Total other income, net	$807	$2,683

	Six Months Ended June 30,
(In thousands)	2018	2017
Transition services agreement income from the DAx disposition	$4,847	$5,827
Change in fair value of investment in equity securities	265	—
Change in fair value of financing derivatives	(4,460)	—
Other	232	40
Total other income, net	$884	$5,867
Income from transition services represents Adobe Systems Incorporated's reimbursement of costs incurred under the DAx transition services agreement and are offset in general and administrative expenses. The decrease for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily relates to reduced activity in the third year of the transition services agreement. In addition, the change in other income, net was driven by the changes in fair value of our financing derivatives and equity securities investment, as described in Footnote 4, Fair Value Measurements.
Gain(Loss) from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. For the three months ended June 30, 2018, the gain from foreign currency transactions was $1.0 million, primarily related to differences in the U.S. dollar to euro exchange rates during the quarter. For the three months ended June 30, 2017, the loss from foreign currency transactions was $1.2 million.
For the six months ended June 30, 2018, the gain from foreign currency transactions was $0.1 million. The 2018 gain was primarily related to fluctuations in the average U.S. dollar to euro and Chilean peso exchange rates. For the six months ended June 30, 2017, the loss from foreign currency transactions was $1.2 million.
Provision for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards.  As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended June 30, 2018 and 2017, we recorded an income tax provision of $2.1 million and $1.1 million, respectively, resulting in an effective tax rate of 3.9% and 2.8%, respectively. During the six months ended June 30, 2018 and 2017, we recorded an income tax provision of $3.5 million and $1.9 million, respectively, resulting in an effective tax rate of 3.4% and 2.5%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and increases in the valuation allowance against our domestic deferred tax assets.
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

•
Adjusted EBITDA and non-GAAP net loss do not reflect cash payments relating to litigation and the Audit Committee investigation described herein, such as litigation and investigation-related costs, costs associated with tax projects, restructuring costs, audits and other professional, consulting or other fees incurred in connection with our 2017 and prior-year audits and all related legal proceedings, all of which represent a reduction in cash available to us;

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
Because of these and other limitations, you should consider Adjusted EBITDA and non-GAAP net loss alongside GAAP-based financial performance measures, including GAAP revenue and various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using non-GAAP financial measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and a reconciliation of Adjusted EBITDA and non-GAAP net loss to the most directly comparable GAAP measure, net income (loss). Consolidated EBITDA, as defined for purposes of the senior secured convertible notes ("Notes") issued in 2018, was the same as Adjusted EBITDA as presented below.
The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net loss (GAAP)	$(55,977)	$(38,626)	$(107,427)	$(79,418)

Income tax provision	2,101	1,061	3,516	1,927
Interest expense, net	4,124	252	7,029	406
Depreciation	4,276	5,867	8,839	11,996
Amortization of intangible assets	8,266	8,443	16,810	17,178
EBITDA	(37,210)	(23,003)	(71,233)	(47,911)

Adjustments:
Stock-based compensation	22,999	2,824	24,880	6,644
Investigation and audit related	4,883	17,399	36,750	35,077
Settlement of litigation, net	5,250	(915)	5,250	618
Restructuring costs	3,833	—	5,090	—
Other loss (income), net (1)	1,506	(53)	4,135	(40)
Adjusted EBITDA	$1,261	$(3,748)	$4,872	$(5,612)
(1) In 2018, adjustments to other income, net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss. These financial instruments were not held in the prior period. The prior period adjustment to other income, net reflects items classified as non-operating other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement for Digital Analytix ("DAx") disposition. Our change to exclude non-operating other income, net from our calculation of Adjusted EBITDA for 2018 is intended to conform Adjusted EBITDA to the Consolidated EBITDA definition under our senior secured convertible notes issued to funds affiliated with or managed by Starboard Value LP.

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net loss (GAAP)	$(55,977)	$(38,626)	$(107,427)	$(79,418)

Adjustments:
Stock-based compensation	22,999	2,824	24,880	6,644
Investigation and audit related	4,883	17,399	36,750	35,077
Settlement of litigation, net	5,250	(915)	5,250	618
Restructuring costs	3,833	—	5,090	—
Other loss (income), net (1)	1,506	(53)	4,135	(40)
Non-GAAP net loss	$(17,506)	$(19,371)	$(31,322)	$(37,119)
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
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Condensed Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(74,369)	$(22,258)
Net cash used in investing activities	$(6,515)	$(4,021)
Net cash provided by (used in) financing activities	$90,083	$(4,048)
Effect of exchange rate changes on cash and cash equivalents	$(1,136)	$21
Our principal uses of cash historically consisted of cash paid for payroll and other operating expenses and payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customer base. In 2016, 2017 and the first half of 2018, we incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation, subsequent audit and compliance efforts relating to the filing of our 2015, 2016 and 2017 Consolidated Financial Statements included in the 2017 10-K filed on March 23, 2018.
As of June 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents totaling $53.2 million, including $6.6 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our financial statements, resulted in a need to secure long-term financing. In January 2018, we issued $150.0 million in Notes as described below to support our anticipated liquidity requirements and provide capital for future investment. In May 2018, we issued an additional $50.0 million in Option Notes as described below. In addition, on July 9, 2018, the Virginia Circuit Court dismissed the final derivative actions and the $10.1 million of insurance proceeds held in escrow were released to us. We believe that our sources of funding are sufficient to satisfy our currently anticipated requirements for at least the next twelve months. We continue to be focused on maintaining flexibility in terms of sources, amounts and the timing of any potential transaction in order to best position us for future success. Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and legal proceedings.
Restricted cash represents our requirement to collateralize outstanding letters of credit, certain capital lease obligations, lines of credit related to certain of our corporate credit card programs, as well as certain international treasury exposure. As of June 30, 2018 and December 31, 2017, we had $6.6 million and $7.3 million of restricted cash, respectively.
Credit Facility
On September 26, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent and lead lender, and certain other lenders for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date for the revolving credit facility was September 26, 2018. On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of June 30, 2018, $1.2 million letters of credit remain outstanding and are cash collateralized.
On June 1, 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of June 30, 2018, $2.0 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Issuance and Sale of Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, we issued and sold to Starboard $150.0 million in senior secured convertible notes (“Initial Notes”) in exchange for $85.0 million in cash and 2,600,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), valued at $65.0 million. We also granted to Starboard an option (the “Notes Option”) to acquire up to an additional $50.0 million in senior secured convertible notes (the “Option Notes” and, together with the Initial Notes, the "Notes"). On May 17, 2018, the Notes Option was exercised by Starboard, whereby we issued and sold to Starboard $50.0 million of Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock owned by Starboard, valued at $35.0 million. The Option Notes have the same terms, including maturity, interest rate, convertibility, and security, as the Initial Notes.
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
The Notes mature on January 16, 2022 (the “Maturity Date”). Based upon the determination of the Conversion Price, interest on the Notes will accrue at 6.0% per year through January 30, 2019. On each of January 30, 2019, January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. Interest on the Notes is payable, at our option, in cash, or, subject to certain conditions, through the issuance by us of additional shares of Common Stock (the “PIK Interest Shares”). Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-weighted average trading prices of the Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date.
Subject to the terms of the Rights Offering, if undertaken, we would distribute to all of our stockholders' rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon will begin to accrue and the maturity date thereof (which would be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which they would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of the Option Notes purchased.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20 million) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the debt covenants as of June 30, 2018. Based on our current plans, we do not currently anticipate any breach of these covenants that would result in an event of default under the Notes. Our liquidity could be negatively affected in the event of a default under the Notes.
We filed a registration statement on Form S-1 with the SEC for the registration of the shares underlying the Notes, potential PIK Interest Shares, and warrants on July 19, 2018. In conjunction with this registration, WPP plc (together with its affiliates, "WPP") exercised its registration right to have its shares of Common Stock included on the registration statement.
On August 8, 2018, we and Starboard amended the Notes in order to provide us with additional financial flexibility. Specifically, through March 31, 2019, the minimum cash balance required to be maintained by us has been reduced from $40 million to $20 million, subject to certain limitations. In connection with and as consideration for this modification, and pursuant to the amendment, we issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, the terms of which are identical to the terms of the Notes, except with regard to the date from which interest thereon shall begin to accrue, which is August 8, 2018. We also agreed to register the shares of Common Stock underlying the additional notes and potential PIK interest shares related thereto. For additional information, refer to Footnote 11, Subsequent Events.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our digital audience, advertising, TV and cross-platform and movies measurement, planning and optimization products and services. Our primary uses of cash from operating activities include personnel costs, data and infrastructure to develop our products and services and support the anticipated growth in our business and customers using our products. We have also incurred significant professional fees relating to the Audit Committee's investigation, subsequent audit and compliance efforts and related litigation.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as to exclude non-cash items such as: depreciation, amortization of intangible assets, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives and equity securities, accretion of debt discount, amortization of deferred financing costs and other.
Net cash used in operating activities for the six months ended June 30, 2018 was $74.4 million compared to net cash used of $22.3 million for the six months ended June 30, 2017. The increase in cash used in operating activities during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to a $38.5 million increase in payments of our outstanding liabilities, driven by investigation and audit related expenses incurred.
Investing Activities
Cash used in investing activities primarily consists of payments related to purchases of computer network equipment to support our technical infrastructure, furniture and equipment, and capitalized internal-use software costs. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base and introduce new digital formats.
Net cash used in investing activities for the six months ended June 30, 2018 was $6.5 million compared to net cash used in investing activities of $4.0 million for the six months ended June 30, 2017. This increase in cash used in investing activities was mainly attributable to costs of $5.2 million to develop internal-use software, offset by a $2.7 million decrease in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2018 was $90.1 million compared to net cash used in financing activities of $4.0 million during the six months ended June 30, 2017. The change was largely due to the cash proceeds from the issuance of the Notes of $100.0 million. These proceeds were offset by debt issuance costs and the use of $4.3 million of cash to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards.

Contractual Payment Obligations
On May 30, 2018, the Company entered into an amendment with the landlord of our corporate headquarters, extending the lease term which was scheduled to expire on July 31, 2022. Pursuant to the terms of the extension, the new lease term will begin on August 1, 2022 and will expire on July 31, 2027. Refer to Footnote 9, Commitments and Contingencies.
On June 1, 2018, we entered into a new agreement with a network operator, extending the term of our agreement through December 2023. Refer to Footnote 9, Commitments and Contingencies.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including expenses from ongoing compliance efforts and related to various legal proceedings. To the extent that our existing cash, cash equivalents, short-term investments, operating cash flow and the proceeds from the 2018 issuance and sale of senior secured convertible notes are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue additional equity securities in order to raise additional funds, further dilution to existing stockholders may occur. The delayed filing of our periodic reports with the SEC prior to our filing of the 2017 10-K may impair our ability to obtain additional financing and access the capital markets. As a result of our delayed filings, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for twelve months.
2018 Equity and Incentive Compensation Plan
Our stockholders approved the 2018 Equity and Incentive Compensation Plan (the 2018 "Plan") at our 2018 Annual Meeting of Stockholders. Under the 2018 Plan, we may grant option rights, appreciation rights, restricted stock, restricted stock units, performance shares and performance units up to 10,650,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than of option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is cancelled or forfeited, expires, is settled for cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of Option Rights or Appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of Option Rights or Appreciation Rights. Additionally, if, after December 31, 2017, any shares of Common Stock subject to an award granted under the 2007 Equity Incentive Plan (the "2007 Plan") are forfeited, or an award granted under the 2007 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, be available for awards under the 2018 Plan at a rate of one share for every one share subject to such award. We registered the securities under the 2018 Plan with the SEC effective June 1, 2018.
On June 5, 2018, our Compensation Committee approved and awarded 2,078,151 restricted stock units under the 2018 Plan to employees, directors and certain consultants that were recommended in 2016, 2017 and 2018. The closing sales price of our Common Stock on Nasdaq on June 5, 2018 was $24.23. Upon the grant of these awards, we recognized $21.1 million in stock-based compensation expense during the three months ended June 30, 2018. Refer to Footnote 7, Stockholders' Equity.
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
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. Other than our accounting policy for revenue recognition, which was updated as a result of the adoption of ASC 606, Revenue from Contracts with Customers, there have been no material changes to our existing critical accounting policies during the three and six months ended June 30, 2018 from those disclosed in our 2017 10-K. Refer below to the discussion of our current revenue recognition accounting policy.
Revenue Recognition
We apply the provisions of ASC 606, Revenue from Contracts with Customers and all related appropriate guidance. We recognize revenue under the core principle of depicting the transfer of promised goods and services to our customers in an amount that reflects the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
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
We enter into a limited number of monetary contracts that involve both the purchase and sale of services with a single counterparty. We assess each contract to determine if the revenue and expense should be presented gross or net. We recognize revenue for these contracts to the extent that SSP is established for distinct services provided. Any excess consideration above the established standalone selling price of services is presented as an offset to cost of revenues in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Refer to Footnote 2, Summary of Significant Accounting Policies for the impact of adopting Topic 606 on our Condensed Consolidated Financial Statements for the period ended June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We hold equity securities and derivative financial instruments which are subject to market risk.

Interest rate risk
We are subject to interest rate risk as a result of having $202.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"). The interest rate on the Notes is currently 6.0% per year and resets at each of January 30, 2019, January 30, 2020 and February 1, 2021 (each an "Interest Reset Date"), based on the then-applicable Conversion Premium which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below:

If the Conversion Premium (as of the applicable Interest Reset Date) is:	Then the Interest Rate from the applicable Interest Reset Date until the next subsequent Interest Reset Date shall be:
1.0 or less	4.0%
1.05	4.3%
1.10	4.7%
1.15	5.0%
1.20	5.3%
1.25	5.7%
1.30	6.0%
1.35	8.0%
1.40	10.0%
1.45 or higher	12.0%
If the Conversion Premium is between two Conversion Premium amounts in the table above, the interest rate is determined by straight-line interpolation between the interest rates for the higher and lower Conversion Premium amounts.
The interest reset feature of the Notes increases the risk that interest charges could increase materially. Based on the $202.0 million aggregate principal Notes outstanding, each 1.0% increase in the interest rate on the Notes would increase our annual interest expense by $2.0 million. As of June 30, 2018, the VWAP of our Common Stock for the immediately preceding ten consecutive trading days was $22.74, which would equate to a 1.38 Conversion Premium and, accordingly, would result in a 9.0% annual interest rate on the outstanding Notes if June 30, 2018 were an Interest Reset Date. An interest rate increase from 6.0% to 9.0% would result in an approximately $6.1 million increase in interest expense over the next twelve months and, assuming that the interest rate remained at 9.0% for each successive Interest Reset Date, approximately $22.0 million through the maturity date of the Notes, which is January 16, 2022. As discussed in Footnote 3, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares. We filed a registration statement on Form S-1 with the SEC for the purpose of registering the potential PIK Interest Shares on July 19, 2018.
Derivative financial instruments
As described below, the interest reset feature and the change of control conversion premium feature of the Notes represent complex derivative financial instruments. These derivatives are not considered hedging instruments. We engage third party experts to assist management in determining the fair value of our derivative financial instruments and to perform review procedures over the models and assumptions used to determine the fair value of these derivative financial instruments. For additional information on the determination of fair value, including the assumptions used in those determinations, refer to Footnote 3, Long-term Debt and Footnote 4, Fair Value Measurements. As of June 30, 2018, the fair value of our outstanding derivative financial instruments of $15.9 million was recorded as financing derivatives within the Condensed Consolidated Balance Sheets.

The fair value of our interest rate reset derivative liability relates to the interest rate reset feature of the Notes. Changes in the fair market value of the interest rate reset derivative liability are primarily driven by changes in the price and volatility of a share of our Common Stock. Generally, as our stock price decreases, the fair value of the derivative liability will increase, although not in a linear relationship. Similar to an option, over time, and at each of the Interest Reset Dates, the value of the interest rate reset derivative liability will decrease as the time to maturity shortens and each Interest Reset Date passes.
The fair value of our change in control derivative liability relates to a change of control conversion premium feature of the Notes whereby, upon the occurrence of certain change of control transactions, a Note holder would have the right to require the Company to redeem all or any portion of such holder’s outstanding Notes for cash at a price determined in accordance with the terms of the

Notes. Generally, as our stock price decreases, the fair value of the derivative liability will increase, although not in a linear relationship. Over time, the value of the change of control derivative liability will decrease based on the previously disclosed make-whole change of control premium multiplier table.
For discussion of our market risk associated with foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2017 10-K.

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
Our management, including our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our management concluded that as of June 30, 2018, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A, "Controls and Procedures" of our 2017 10-K.
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
Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
As discussed in Item 9A, "Controls and Procedures" of the 2017 10-K, we identified material weaknesses in the areas of revenue accounting, business combinations & significant asset acquisitions, financial close & reporting, and tax accounting. Some of the progress made in 2018 towards remediating these material weaknesses includes:

•	We hired additional headcount, including a Vice President of Accounting Operations, Senior Director of Accounting Operations and additional technical accountants.

•	We provided over 60 hours of internal and external training related to revenue, leases and other accounting and reporting topics.

•	We developed desktop manuals for certain accounting processes, with additional enhancements expected during the remainder of 2018.

•	We enhanced our processes within revenue accounting to provide additional oversight regarding various aspects of the revenue cycle.

•	We improved our financial close process by focusing on accounting reconciliations, analytical review and documentation of close responsibilities.

•	We updated our controls related to tax accounting and implemented additional levels of review over the tax provision, valuation allowance and uncertain tax positions.

•	We engaged an outside party to assist with the review of the tax provision and tax-related disclosures.

•	We developed a business combination and divestiture policy and approval authority matrix that is expected to be finalized in the third quarter 2018.
We will continue to evaluate the results of our control assessments and testing procedures to determine whether the new controls have been designed appropriately, are operating effectively, and whether the material weaknesses have been remediated. We expect that our remediation efforts will continue through 2018, with the goal to fully remediate all material weaknesses by year-end 2018.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed below and in Item 1A "Risk Factors" of our 2017 10-K. The risks identified below and in our 2017 10-K could materially adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you may lose part or all of your investment. The risks described below and in our 2017 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and incorporate media usage information in our products, which may decrease their value and cause an adverse impact on our business and financial results.
Our business could be adversely impacted by existing or future laws, regulations or actions by domestic or foreign regulatory agencies. For example, privacy, data protection and personal information, intellectual property, advertising, data security, data retention and deletion, protection of minors, consumer protection, economic or other trade prohibitions or sanctions concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about consumers’ behavior or media consumption in the U.S. and abroad. State and federal laws within the U.S. and foreign laws and regulations are varied, and at times conflicting, resulting in higher risk related to compliance. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies will likely affect our business. For example, the European Union’s ("EU") General Data Protection Regulation ("GDPR") became effective in May 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. Additionally, the European Commission continues to evaluate changes to the ePrivacy Regulation, a companion regulation to GDPR that will likely have a significant impact on our solutions. As another example, the State of California recently enacted the California Consumer Privacy Act ("CCPA"), which will be effective in January 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which will likely create new requirements for comScore and other companies that operate in California. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change.
We have implemented policies and procedures to comply with the GDPR and other laws, and we continue to evaluate and implement processes and enhancements. However, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Additionally, the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and significant fines, class action lawsuits and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists and customers and harm our business.
The issuance of shares of Common Stock upon conversion of, or payment of interest on, our senior secured convertible notes and the exercise of warrants to purchase our Common Stock could substantially dilute your investment and could impede our ability to obtain additional financing.
Our senior secured convertible notes ("Notes") are convertible into, and our warrants are exercisable for, shares of our Common Stock and give such holders thereof an opportunity to profit from a rise in the market price of our Common Stock such that conversion or exercise thereof will result in dilution of the equity interests of our stockholders. Further, the issuance of shares of our Common Stock, at our election, in lieu of cash, in payment of interest on the Notes, would result in dilution of the equity interests of our other stockholders. We have no control over whether the holders of Notes and warrants will exercise their right, in whole or in part, to convert their Notes or exercise their warrants. For these reasons, we are unable to forecast or predict with any certainty the total number of shares of Common Stock that may be issued under the Notes and warrants. The existence and potentially dilutive impact of the Notes and our warrants may prevent us from obtaining additional financing in the future on acceptable terms, or at all.
The terms of our Notes, our warrants and our registration rights agreement with certain investors could impede our ability to enter into corporate transactions or obtain additional financing and could result in our paying premiums or penalties to the holders of the Notes and warrants.
The terms of our Notes and our warrants require us, upon the consummation of any “Fundamental Transaction” (as defined in the Notes), to cause any successor entity resulting from such Fundamental Transaction to assume all of our obligations under the Notes and warrants and the associated transaction documents. Further, the terms of the Notes and the warrants could impede our ability to enter into certain transactions or obtain additional financing in the future.
The Notes and the warrants require us to deliver the number of shares of our Common Stock issuable upon conversion or exercise within a specified time period. If we are unable to deliver the shares of Common Stock within the timeframe required, we may be obligated to reimburse the holders for the cost of purchasing the shares of our Common Stock in the open market or pay them the profit they would have realized upon the conversion or exercise and sale of such shares.
Our registration rights agreement with certain funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”) provides that in the event that (i) an initial registration or any subsequent registration statement fails to register the minimum number of shares of Common Stock required under the Starboard registration rights agreement, (ii) we do not file a registration statement required to be filed under the Starboard registration rights agreement within the prescribed time period, (iii) the SEC has not declared effective a registration statement required to be filed under the Starboard registration rights agreement within the prescribed time period, or (iv) a registration statement required to be filed under the Starboard registration rights agreement ceases to be effective and available to the selling stockholders party thereto under certain circumstances, we must pay to the selling stockholders on the 121st day after the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount in cash equal to 1.0% of the Conversion Amount (as defined in the Notes), subject to a maximum of 3% of the aggregate principal amount outstanding under the Notes for any 30-day period.
The payments we may be obligated to make to the holders of the Notes and our warrants described above may adversely affect our financial condition, liquidity and results of operations.
We may be obligated to redeem our Notes at a premium upon the occurrence of an Event of Default (as defined in the Notes) or a Change of Control (as defined in the Notes).
If we fail to comply with the various covenants in our Notes, including the financial covenants, we could be in default. Upon an Event of Default under the Notes, we could be required to redeem the Notes at a premium. In addition, upon the occurrence of specific kinds of Change of Control events, we will be required to offer to redeem the Notes at a premium as set out in the Notes.
In either event, the source of funds for any such redemption would be our available cash or, possibly, other financing. We may not be able to redeem the Notes pursuant to the terms thereof because we may not have the financial resources to do so, and no assurances can be provided as to our ability to obtain other requisite financing in amounts, or at times, as may be needed. Our failure to repurchase the Notes upon a Change of Control in accordance with the terms thereof would also result in an Event of Default under the Notes. In the event the holders of the Notes exercised their rights thereunder and we were unable to redeem the Notes, it could have important consequences including, potentially, forcing us into bankruptcy or liquidation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2018

As described in Footnote 3, Long-term Debt, on January 16, 2018, we entered into certain agreements with Starboard, pursuant to which, among other things, we issued and sold to Starboard $150.0 million of senior secured convertible notes (the "Initial Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. In addition, under the agreements, we granted to Starboard an option (the "Notes Option") to purchase up to an additional $50.0 million of senior secured convertible notes (the "Option Notes") and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million in Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million, pursuant to Starboard's exercise in full of the Notes Option.

These transactions were effected under a private placement exemption for accredited investors, pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act").  For additional information, including the terms of conversion or exercise of the securities sold to Starboard, refer to Footnote 3, Long-term Debt.

On June 7, 2018, the United States District Court for the Southern District of New York (the “Court”) entered separate orders granting final approval of (i) the settlement of the consolidated securities class action captioned Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., No. 1:16-cv-01820-JGK (S.D.N.Y.) (the “Class Action”) and (ii) the settlement of the derivative actions captioned In re comScore, Inc. Shareholder Derivative Litigation, No. 1:16-cv-09855-JGK (S.D.N.Y.), In re comScore, Inc. Virginia Shareholder Derivative Litigation, No. CL-2016-0009465 (Va. Cir. Ct., Fairfax Cnty.) and Assad v. Fulgoni, et al., No. CL-2017-0005503 (Va. Cir. Ct., Fairfax Cnty.) (collectively, the “Derivative Actions”). Pursuant to the terms of the settlements, on June 21, 2018 we issued (i) 3,669,444 shares of Common Stock to a settlement fund for the benefit of authorized claimants in the Class Action and (ii) 354,671 shares of Common Stock to plaintiffs’ lead counsel in the Derivative Actions as payment of attorneys’ fees. In accordance with the orders entered by the Court, these shares were issued without registration under the Securities Act, in reliance on the exemption from registration afforded by Section 3(a)(10) of the Securities Act.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2018, we repurchased shares of Common Stock in connection with the following:

i.	The issuance to Starboard of $50.0 million of Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million; and

ii.
Shares surrendered to satisfy minimum statutory withholding tax obligations due upon the vesting of certain restricted stock units and exercising of certain stock options, which shares were valued at the then current fair market value of the shares.

	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
April 1 - April 30, 2018	4,803	(2)	$19.20	—	$—
May 1 - May 31, 2018	1,404,578	(2) (3)	24.99	—	—
June 1 - June 30, 2018	615	(2)	23.55	—	—
Total	1,409,996		$24.97	—	$—

(1)
During the three months ended June 30, 2018, there were no shares purchased pursuant to our share repurchase programs. On March 5, 2016, our Board of Directors suspended the share repurchase program indefinitely.

(2)
Shares surrendered by employees to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock units and exercising of certain stock options. For restricted stock units and stock options, these amounts do not represent issued shares.

(3)
1,400,000 out of 1,404,578 represent shares received by us in connection with the May 17, 2018 issuance to Starboard of $50.0 million of Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million, as described in Footnote 3, Long-term Debt. The closing bid price of our Common Stock on the OTC Pink Tier on May 17, 2018 was $21.75 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.2	Amended and Restated Bylaws of comScore, Inc.

4.1	Form of Note (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2018) (File No. 001-33520)

10.1
Amendment Agreement, dated as of April 18, 2018, by and among comScore, Inc., Starboard Value LP and certain affiliates of Starboard Value LP (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 20, 2018) (File No. 001-33520)

10.2*
Executive Employment Agreement, dated as of April 20, 2018, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 26, 2018 (File No. 001-33520)

10.3*
Performance Restricted Stock Units Award Notice, dated as of June 5, 2018, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1, filed July 19, 2018) (File No. 333-226246)

10.4*
Restricted Stock Units and Common Stock Award Notice, dated as of June 5, 2018, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1, filed July 19, 2018) (File No. 333-226246)

10.5
First Amendment to Senior Secured Convertible Notes, dated as of May 17, 2018, by and between comScore, Inc. and each of the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2018) (File No. 001-33520)

10.6
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018

10.7*	comScore, Inc. 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

10.8*	Form of Restricted Stock Units Award Notice for Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.9*
Form of Restricted Stock Units and Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.10*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.11*	Form of Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.12*	Form of Common Stock Award Notice for Directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.13*	Form of Common Stock Award Notice for Consultants (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.14
Second Amendment to Senior Secured Convertible Notes, dated as of August 8, 2018, by and between comScore, Inc. and each of the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 9, 2018) (File No. 001-33520)

Exhibit No.		Exhibit Document

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		XBRL Instance Document

101.2		XBRL Taxonomy Extension Schema Document

101.3		XBRL Taxonomy Extension Calculation Linkbase Document

101.4		XBRL Taxonomy Extension Definition Linkbase Document

101.5		XBRL Taxonomy Extension Label Linkbase Document

101.6		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ Gregory A. Fink
Gregory A. Fink
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)
August 9, 2018