Form 10-Q
period 2018-09-30
COMSCORE, INC.
filed 2018-11-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
______________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 ________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 6, 2018, there were 58,906,715 shares of the registrant’s common stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "10-Q"), including the information contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, and the information incorporated by reference in this 10-Q, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek” or the negative of those words and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing and capital expenditures, expectations regarding liquidity and compliance with financing covenants, expectations regarding the introduction of new products, effects of restructuring actions, regulatory compliance and expected changes in the regulatory landscape affecting our business, planned remediation activities, expected impact of litigation, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,876	$37,859
Restricted cash	6,338	7,266
Accounts receivable, net of allowances of $1,073 and $1,991, respectively ($2,759 and $2,899 of accounts receivable attributable to related parties, respectively)	61,900	82,029
Prepaid expenses and other current assets	20,254	15,168
Insurance recoverable on litigation settlements	—	37,232
Total current assets	136,368	179,554
Property and equipment, net	27,315	28,893
Other non-current assets	9,572	7,259
Deferred tax assets	3,591	4,532
Intangible assets, net	135,110	159,777
Goodwill	641,594	642,424
Total assets	$953,550	$1,022,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($1,467 and $2,715 attributable to related parties, respectively)	$19,716	$27,889
Accrued expenses ($5,089 and $5,857 attributable to related parties, respectively)	48,352	86,031
Accrued litigation settlements	4,375	27,718
Other current liabilities	8,029	10,485
Customer advances ($2,188 and $2,755 attributable to related parties, respectively)	72,119	98,367
Total current liabilities	152,591	250,490
Financing derivatives (related party)	21,800	—
Senior secured convertible notes (related party)	175,850	—
Deferred tax liabilities	6,033	3,641
Accrued litigation settlements	875	90,800
Other non-current liabilities	27,859	21,016
Total liabilities	385,008	365,947
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of September 30, 2018 and 100,000,000 shares authorized as of December 31, 2017; 65,664,431 shares issued and 58,899,635 shares outstanding as of September 30, 2018, and 60,053,843 shares issued and 57,289,047 shares outstanding as of December 31, 2017	59	60
Additional paid-in capital	1,549,371	1,407,717
Accumulated other comprehensive loss	(9,013)	(6,224)
Accumulated deficit	(741,891)	(609,091)
Treasury stock, at cost, 6,764,796 and 2,764,796 shares as of September 30, 2018 and December 31, 2017, respectively	(229,984)	(135,970)
Total stockholders’ equity	568,542	656,492
Total liabilities and stockholders’ equity	$953,550	$1,022,439
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues (1)	$102,864	$100,323	$310,172	$300,623

Cost of revenues (1) (2) (3)	49,446	48,803	148,226	143,417
Selling and marketing (1) (2) (3)	24,866	29,873	80,418	90,796
Research and development (1) (2) (3)	18,742	21,580	58,347	64,102
General and administrative (1) (2) (3)	18,707	22,331	66,067	53,426
Investigation and audit related (1)	696	21,392	37,446	56,469
Amortization of intangible assets	7,896	8,491	24,706	25,669
Settlement of litigation, net	—	81,799	5,250	82,417
Restructuring	51	—	5,141	—
Total expenses from operations	120,404	234,269	425,601	516,296
Loss from operations	(17,540)	(133,946)	(115,429)	(215,673)
Interest expense, net (1)	(4,682)	(148)	(11,711)	(554)
Other (expense) income, net	(1,711)	6,619	(827)	12,486
Loss from foreign currency transactions	(304)	(298)	(181)	(1,523)
Loss before income taxes	(24,237)	(127,773)	(128,148)	(205,264)
Income tax provision	(400)	(2,296)	(3,916)	(4,223)
Net loss	$(24,637)	$(130,069)	$(132,064)	$(209,487)
Net loss per common share:
Basic	$(0.42)	$(2.26)	$(2.32)	$(3.65)
Diluted	$(0.42)	$(2.26)	$(2.32)	$(3.65)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	58,212,306	57,547,863	56,877,186	57,442,180
Diluted	58,212,306	57,547,863	56,877,186	57,442,180
Comprehensive loss:
Net loss	$(24,637)	$(130,069)	$(132,064)	$(209,487)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(429)	1,349	(2,789)	4,304
Other	—	23	—	57
Total comprehensive loss	$(25,066)	$(128,697)	$(134,853)	$(205,126)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Stock-based compensation expense is included in the line items above as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$1,248	$384	$5,235	$1,446
Selling and marketing	1,860	1,461	8,227	4,439
Research and development	1,137	537	5,453	1,808
General and administrative	2,066	6,340	12,276	7,673
	$6,311	$8,722	$31,191	$15,366

(3) Excludes amortization of intangible assets, which is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(132,064)	—	(132,064)
Foreign currency translation adjustment	—	—	—	(2,789)	—	—	(2,789)
Subscription receivable	—	—	8,566	—	—	—	8,566
Common Stock warrants issuable	—	—	5,545	—	—	—	5,545
Exercise of Common Stock options, net	222,229	—	2,855	—	—	—	2,855
Shares issued in connection with settlement of litigation	4,024,115	4	90,764				90,768
Repurchase of Common Stock in exchange for senior secured convertible notes	(4,000,000)	(7)	—	—	—	(94,014)	(94,021)
Restricted stock units vested	1,550,272	2	10,296	—	—	—	10,298
Payments for taxes related to net share settlement of equity awards	(186,028)	—	(4,663)	—	—	—	(4,663)
Stock-based compensation	—	—	28,291	—	—	—	28,291
Balance as of September 30, 2018	58,899,635	$59	$1,549,371	$(9,013)	$(741,891)	$(229,984)	$568,542

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(132,064)	$(209,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,974	18,229
Amortization of intangible assets	24,706	25,669
Stock-based compensation	31,191	15,366
Deferred tax provision	2,828	3,787
Change in fair value of financing derivatives	10,141	—
Accretion of debt discount	3,327	—
Amortization of deferred financing costs	703	—
Gain on forgiveness of obligation	—	(4,000)
Accrued litigation settlements to be settled in Common Stock	—	90,800
Other	253	646
Changes in operating assets and liabilities:
Accounts receivable	19,480	22,731
Prepaid expenses and other assets	3,502	(34,593)
Accounts payable, accrued expenses, and other liabilities	(22,449)	50,214
Customer advances	(28,531)	(7,063)
Net cash used in operating activities	(73,939)	(27,701)

Investing activities:
Sales of marketable securities	—	15,000
Purchases of property and equipment	(2,183)	(7,596)
Capitalized internal-use software costs	(7,447)	—
Net cash (used in) provided by investing activities	(9,630)	7,404

Financing activities:
Proceeds from borrowings on senior secured convertible notes (related party)	100,000	—
Debt issuance costs	(5,132)	—
Financing proceeds received on subscription receivable (related party)	7,998	9,011
Proceeds from the exercise of stock options	2,855	—
Payments for taxes related to net share settlement of equity awards	(4,663)	(1,514)
Principal payments on capital lease and software license arrangements	(7,260)	(12,699)
Net cash provided by (used in) financing activities	93,798	(5,202)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,140)	595
Net increase (decrease) in cash, cash equivalents and restricted cash	9,089	(24,904)
Cash, cash equivalents and restricted cash at beginning of period	45,125	88,341
Cash, cash equivalents and restricted cash at end of period	$54,214	$63,437

	As of September 30,
	2018	2017
Cash and cash equivalents	$47,876	$54,782
Restricted cash	6,338	8,655
Total cash, cash equivalents and restricted cash	$54,214	$63,437

Supplemental cash flow disclosures:
Interest paid ($4,467 of 2018 interest paid attributable to related party)	$5,069	$1,444
Income taxes paid	666	479

Supplemental non-cash activities:
Treasury stock received in connection with issuance of senior secured convertible notes	$94,021	$—
Litigation accrual settled through the issuance of Common Stock	90,768	—
Insurance recovery on litigation settlement	27,232	—
Common Stock warrants issuable with senior secured convertible notes	5,733	—
Fair value of financing derivatives issued with senior secured convertible notes	17,359	—
Notes Option derivative liability settlement	5,700	—
Modification of debt in consideration for the reduction of the senior secured convertible note minimum cash balance requirement	2,000	—
Settlement of restricted stock unit liability	10,298	—
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "Comscore" or the “Company”), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms. On April 23, 2018, the Company announced the appointment of Bryan J. Wiener as its new Chief Executive Officer ("CEO"), effective May 30, 2018. Upon the effective date of the CEO appointment, the Company's President and Executive Vice Chairman stepped down as President and assumed the role of Vice Chairman of the Board of Directors of the Company and special advisor to the CEO. On September 5, 2018, the Company announced the appointment of Sarah Hofstetter as President, effective October 4, 2018. Ms. Hofstetter reports directly to the CEO.
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. The Company has one operating segment. A single management team reports to the CODM who manages the entire business. The Company’s CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product lines. The Company's CEO assumed the role of CODM following his appointment.
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
The Company continued to incur investigation and audit related expenses during the three and nine months ended September 30, 2018. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (the “Initial Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. On May 17, 2018, Starboard exercised an option (the “Notes Option”) to purchase an additional $50.0 million of senior secured convertible notes (the "Option Notes", and together with the Initial Notes, the "Notes"), in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Interest on the Notes is payable, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock (the “PIK Interest Shares”).
The Notes contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances and (v) the timely filing of certain disclosures with the United States Securities and Exchange Commission ("SEC"). The Company is in compliance with its debt covenants as of September 30, 2018. On August 8, 2018, the Company and Starboard amended the Notes in order to provide the Company with additional financial flexibility. Specifically, through March 31, 2019, the minimum cash balance required to be maintained by the Company has been reduced from $40.0 million to $20.0 million, subject to certain limitations related to the Rights Offering (described below), if undertaken. In connection with, and as consideration for this modification, and pursuant to the amendment, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, the terms of which are identical to the terms of the Notes, except with regard to the date from which interest thereon shall begin to accrue, which is August 8, 2018. For additional information, refer to Footnote 3, Long-term Debt. Based on management’s current plans, including actions within management’s control, the Company does not anticipate any breach of these covenants that would result in an event of default under the Notes.

In addition, under the agreements with Starboard, the Company has the right to conduct a rights offering (the “Rights Offering”), which would be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes (the “Rights Offering Notes”). Starboard also agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with the backstop obligation reduced by the amount of Option Notes purchased. If undertaken, the Rights Offering would provide at least $35.0 million in cash if not fully subscribed (assuming that any Notes purchased by Starboard pursuant to the backstop obligation would be issued on the same terms as the Rights Offering Notes), and at least $105.0 million in cash if fully subscribed, as stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the value of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock. The Company is not obligated to undertake the Rights Offering, and there is no assurance that the Rights Offering will be commenced or completed.
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
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Deferred rent (current) and capital lease obligations (current) have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets. Deferred rent (non-current), deferred revenue (non-current), and capital lease obligations (non-current) have been aggregated within other non-current liabilities on the Condensed Consolidated Balance Sheets. Unrealized (loss) gain on marketable securities, net and reclassification of realized loss on the sale of marketable securities, net have been aggregated within the Other line item on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Adjustments to reconcile net loss to net cash used in operating activities related to loss from equity method investment, realized loss on marketable securities, provision for bad debts and loss on asset disposition of property plant and equipment have been aggregated within other adjustments on the Condensed Consolidated Statements of Cash Flows.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K"), filed on March 23, 2018 with the SEC. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018 or thereafter. All references to September 30, 2018 and 2017 in the Notes to Condensed Consolidated Financial Statements are unaudited.

Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, the fair value determination of financing-related liabilities and derivatives, the allowance for doubtful accounts, and valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Capitalized Software
Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide various services to clients. The costs are capitalized from the time that the preliminary project stage is completed and considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During the three and nine months ended September 30, 2018, the Company capitalized $2.2 million and $7.5 million in internal-use software costs, respectively. The Company amortized $0.4 million and $0.6 million in capitalized internal-use software costs during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company did not capitalize any internal-use software costs. Capitalized software is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment indicator is present, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to the estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and the Company's assessments change.
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
The Company’s contracts with customers may include multiple promised goods and services, consisting of the various services the Company offers. Contracts with multiple performance obligations typically consist of a mix of: subscriptions to the Company’s online database, customized data services, and delivery of periodic custom reports based on information obtained from the database. In such cases, the Company identifies performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined as one performance obligation. Once the Company identifies the performance obligations, the Company will determine transaction price based on contractually fixed amounts and an estimate of variable consideration. The Company allocates the transaction price to each performance obligation based on relative standalone selling price ("SSP"). Judgment is exercised to determine the SSP of each distinct performance obligation. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Some sources of variable consideration like refunds, penalties, or allowances will reduce transaction price. In some instances, the Company may have non-cash consideration or elements of consideration payable to the customer, which will also be included in the transaction price. These sources of variable consideration are relatively infrequent and not significant. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. The Company recognizes revenue net of sales taxes remitted to government authorities. In general, transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently.
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
Revenues are also generated through survey services under contracts ranging in term from two months to one year . Survey revenue is recognized at a point in time, in general, once the final report has been delivered to the customer. Survey services consist of survey design with subsequent data collection, analysis and reporting.
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
Nature of Products and Services
In the third quarter of 2018, the CODM determined that the Company should review its revenue results around solution groups that address customer needs. Accordingly, the Company changed its disaggregated revenue presentation from the previous four pillars to the following three solution groups:

i.	Ratings and Planning
Ratings and Planning products and services provide measurement of the behavior and characteristics of audiences of content and advertising across television ("TV") and digital platforms including computers, tablets, smartphones, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, time shifted/recorded, online or on-demand. These products and services are primarily subscription-based, for which the accounting policy is described above. Certain contracts may contain custom solutions.

ii.	Analytics and Optimization
Analytics and Optimization products and services include activation and survey-based products. These products and services provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection. These products and services are primarily a part of customized data services, for which the accounting policy is described above.

iii.	Movies Reporting and Analytics
Movies Reporting and Analytics products and services measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide. Movies Reporting and Analytics products and services are generally subscription-based, for which the accounting policy is described above. The services provided under subscription-based agreements consist of a single performance obligation, access to the Company's portal, and generally result in transfer of control over time as services are rendered. Certain contracts may contain custom solutions.
Disaggregation of Revenue
In the following table, revenue is disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with Topic 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment. The change in disaggregated revenue presentation did not result in any changes in the Company's reportable segment.

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
By Solution group:
Ratings and Planning	$70,499	$210,569
Analytics and Optimization	22,215	68,479
Movies Reporting and Analytics	10,150	31,124
Total	$102,864	$310,172
By Geographical markets:
United States	$90,250	$269,532
Europe	8,014	26,022
Latin America	2,407	7,016
Canada	1,487	5,441
Other	706	2,161
Total	$102,864	$310,172
Timing of revenue recognition:
Products and services transferred at a point in time	$22,689	$80,264
Products and services transferred over time	80,175	229,908
Total	$102,864	$310,172
Contract Balances
The following table provides information about receivables, contract assets and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2018	January 1, 2018
Accounts receivable, net	$61,900	$81,914
Current and non-current contract assets	1,770	612
Current and non-current contract costs	2,460	500
Current customer advances	72,119	99,886
Non-current customer advances	608	1,975
Accounts receivable are billed and unbilled amounts related to the Company's rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time.
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
Significant changes in the contract assets and the customer advances balances during the nine months ended September 30, 2018 are as follows:

(In thousands)	Customer advances (current)
Revenue recognized that was included in the customer advances balance at the beginning of period	$(81,254)
Cash received or amounts billed in advance and not recognized as revenue	54,023
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2018, approximately $218 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 72% of these remaining performance obligations through December 31, 2019, with the remaining balance recognized thereafter.

The Company applies the optional exemptions and does not disclose: a) information about remaining performance obligations that have an original expected duration of one year or less and b) transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance. Variable consideration relates to usage-based revenue which is generally part of the Ratings and Planning and Analytics and Optimization solution groups.
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
Certain costs to fulfill are capitalized in relation to long-term contracts wherein the transfer of goods and services will occur at a point in time. These costs include dedicated employees, subcontractors, and other third-party costs. The Company will assess capitalized costs to fulfill at each reporting period for recoverability. These costs are generally included in costs of revenues and are recognized in the same manner as the corresponding performance obligation(s).
As of September 30, 2018, the Company had $2.5 million in capitalized contract costs. For the nine months ended September 30, 2018, $0.2 million in contract costs have been amortized or expensed. For the three months ended September 30, 2018, amortized and expensed contract costs were immaterial.
Changes in Accounting Policies
Except for the changes below, the Company has consistently applied accounting policies to all periods presented in the Condensed Consolidated Financial Statements.
The Company adopted Topic 606 with a date of initial application of January 1, 2018, using the modified retrospective transition method, and hence applied Topic 606 to contracts with customers that were not completed as of the date of initial application. Comparative information has not been adjusted and continues to be reported under Accounting Standards Codification Topic 605, Revenue Recognition ("Topic 605"). Details of the significant changes and quantitative impact of the changes are set out below:

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

The following tables summarize the impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the period ended September 30, 2018 (amounts in thousands, except share and per share data):

I.	Impact on Condensed Consolidated Balance Sheets

Impact of changes in accounting policies
As of September 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Accounts receivable, net	$61,900	$1,354	$63,254
Current and non-current contract assets	1,770	(1,770)	—
Current and non-current contract costs	2,460	(2,460)	—

Current customer advances	72,119	(350)	71,769
Other current liabilities	8,029	(210)	7,819
Other non-current liabilities	27,859	(148)	27,711
Accumulated deficit	(741,891)	(2,168)	(744,059)

II.	Impact on Condensed Consolidated Statements of Operations and Comprehensive Loss

Impact of changes in accounting policies
For the Three Months Ended September 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Revenues	$102,864	$(198)	$102,666
Cost of revenues	49,446	483	49,929
Selling and marketing	24,866	13	24,879
Income tax provision	(400)	—	(400)
Net loss	$(24,637)	$(694)	$(25,331)
Net loss per common share:
Basic	$(0.42)		$(0.44)
Diluted	$(0.42)		$(0.44)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	58,212,306		58,212,306
Diluted	58,212,306		58,212,306

Impact of changes in accounting policies
For the Nine Months Ended September 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Revenues	$310,172	$(944)	$309,228
Cost of revenues	148,226	1,897	150,123
Selling and marketing	80,418	63	80,481
Income tax provision	(3,916)	—	(3,916)
Net loss	$(132,064)	$(2,904)	$(134,968)
Net loss per common share:
Basic	$(2.32)		$(2.37)
Diluted	$(2.32)		$(2.37)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	56,877,186		56,877,186
Diluted	56,877,186		56,877,186

III.	Impact on Condensed Consolidated Statements of Cash Flows

Impact of changes in accounting policies
For the Nine Months Ended September 30, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Operating activities
Net loss	$(132,064)	$(2,904)	$(134,968)
Adjustments to reconcile net loss to net cash used in operating activities	86,123	2,904	89,027
Net cash used in operating activities	(73,939)	—	(73,939)
Investing activities	(9,630)	—	(9,630)
Financing activities	93,798	—	93,798
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,140)	—	(1,140)
Net increase in cash, cash equivalents and restricted cash	9,089	—	9,089
Cash, cash equivalents and restricted cash at beginning of period	45,125	—	45,125
Cash, cash equivalents and restricted cash at end of period	54,214	—	54,214
Cash and cash equivalents	47,876	—	47,876
Restricted cash	6,338	—	6,338
Total cash, cash equivalents and restricted cash	$54,214	$—	$54,214
Other (Expense) Income, Net
The following is a summary of other (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Transition services agreement income from the Digital Analytix ("DAx") disposition	$2,120	$2,662	$6,967	$8,489
Change in fair value of financing derivatives	(5,681)	—	(10,141)	—
Gain on forgiveness of obligation	—	4,000	—	4,000
Other	1,850	(43)	2,347	(3)
Total other (expense) income, net	$(1,711)	$6,619	$(827)	$12,486
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
As of September 30, 2018, the Company's accounting for the TCJA is still to be completed. The Company expects to complete the accounting for the TCJA by year-end. As described in the Company's 2017 10-K, the Company has not yet been able to reasonably estimate the effects of certain provisions, some of which did not take effect until January 1, 2018, including but not limited to: a limitation of the deductibility of certain officers' compensation, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or “GILTI”). For the three and nine months ended September 30, 2018, the Company is still reviewing and assessing the impact of these provisions. However, given the Company’s loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, the Company does not believe these provisions will have a material impact on its financial statements.
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. 250,000 shares of Common Stock issuable upon the exercise of warrants ("penny warrants") are included in the number of outstanding shares used for the computation of basic loss per share. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, stock appreciation rights, restricted stock units and senior secured convertible notes are excluded and diluted loss per share is equal to basic loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options, stock appreciation rights, restricted stock units and senior secured convertible notes	10,313,338	2,786,714	8,591,253	2,845,542
Debt Issuance Costs
The Company reflects debt issuance costs in the Condensed Consolidated Balance Sheets as a direct deduction from the gross amount of debt, consistent with the presentation of a debt discount. Debt issuance costs are amortized to interest expense, net over the term of the underlying debt instrument, utilizing the effective interest method for the Notes.
Derivative Financial Instruments
The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are immediately recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

Under the Company's annual incentive compensation plan, the Company may grant immediately vesting restricted stock to certain employees. Under this plan, stock-based compensation expense is recognized over the requisite service period, which generally precedes the grant date. The Company accrues stock-based compensation expense for these liability classified awards until the date of grant.
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
Prior to adoption of ASU 2016-01, the Company had one cost-method investment in preferred stock of an entity. The $4.6 million value of the cost-method investment was included in other non-current assets in the Condensed Consolidated Balance Sheets as of December 31, 2017. Upon adoption, the Company did not have a cumulative adjustment related to the fair value of the investment. During the nine months ended September 30, 2018, the entity went public and the preferred stock held by the Company was converted to common stock of the entity. As of September 30, 2018, the $5.0 million fair value of the investment was included in other non-current assets in the Condensed Consolidated Balance Sheets. The gain related to the change in the fair value of the investment is recorded in other (expense) income, net within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the guidance as of September 30, 2018 and will perform its annual goodwill impairment test under the updated guidance as of October 1, 2018. The adoption did not have an impact on the Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires, among other things, a lessee to recognize a right-of-use asset representing an entity's right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to existing guidance for operating leases today. This new guidance supersedes all prior guidance. The guidance is effective for interim periods and fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Further, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides another transition method allowing entities to initially apply the new leases standard at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to retained earnings in the period of adoption. The Company plans to adopt the new standard as of January 1, 2019 using the modified retrospective approach with optional transition relief. The Company is in the process of analyzing potential embedded leases and estimates that there is currently between $75.0 million and $100.0 million of lease liabilities on an undiscounted basis which the Company believes will be required to be recorded on the balance sheet upon adoption.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update was issued to allow companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees with the main differences being the accounting for attribution and a contractual term election for valuing non-employee equity share options. The amendments in ASU 2018-07 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Per ASU 2018-07, this update should be applied on a modified retrospective basis via a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted only if the Company has adopted ASC 606, Revenue from Contracts with Customers. The Company is evaluating the impact to its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes and modifies certain disclosure requirements under Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company is evaluating the impact to its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact to its Condensed Consolidated Financial Statements.

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

The Notes contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20.0 million) and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its debt covenants as of September 30, 2018.
In connection with the issuance of the Initial Notes, the Company also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share. The warrants were issued on October 12, 2018, and are exercisable for five years from the date of issuance. The Company valued the warrants using the Black-Scholes model, with the following key assumptions:

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
The cash proceeds and Common Stock received by the Company in exchange for the Initial Notes were net of a $20.1 million issuance discount and $4.6 million in third party debt issuance costs. As noted in Footnote 1, Organization, on August 8, 2018, the Company entered into an amendment to the outstanding Notes to reduce the requirement to maintain certain minimum cash balances. In connection with and as consideration for this modification, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, $1.5 million of which was classified as additional Initial Notes. The terms of the additional notes are identical to the terms of the Initial Notes, except with regard to the date from which interest shall begin to accrue thereon, which is August 8, 2018. The amendment is treated as a modification to the debt agreements and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Initial Notes on the modification date and will be amortized to interest expense over the remaining term of the modified debt.
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
The cash proceeds and Common Stock received by the Company in exchange for the Option Notes were net of a $3.1 million issuance discount and $0.2 million in third-party debt issuance costs. As noted in Footnote 1, Organization, on August 8, 2018, the Company entered into an amendment to the outstanding Notes to reduce the requirement to maintain certain minimum cash balances. In connection with the modification, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, $0.5 million of which was classified as additional Option Notes. The terms of the additional notes are identical to the terms of the Option Notes, except with regard to the date from which interest shall begin to accrue thereon, which is August 8, 2018. The amendment is treated as a modification to the debt agreements and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Option Notes on the modification date and will be amortized to interest expense over the remaining term of the modified debt.
The Company did not have any outstanding long-term debt as of December 31, 2017. The Company's long-term debt as of September 30, 2018 was as follows:

			As of
			September 30, 2018
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Original Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	6.0%	11.5%	$151,500	$(18,676)	$(3,931)	$128,893
Option Notes, due January 16, 2022	6.0%	8.5%	50,500	(3,317)	(226)	46,957
Total			$202,000	$(21,993)	$(4,157)	$175,850
The Company amortized $0.3 million and $0.7 million in debt issuance costs related to the total outstanding long-term debt during the three and nine months ended September 30, 2018, respectively. The Company accreted $1.3 million and $3.3 million in issuance discount related to the total outstanding long-term debt during the three and nine months ended September 30, 2018, respectively.
The estimated fair value of the Initial Notes and Option Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, was $194.7 million as of September 30, 2018.
Potential Rights Offering
Subject to the terms of the Rights Offering, if undertaken, the Company would distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be 4 years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard agreed to backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of Option Notes purchased. The Company is not obligated to undertake the Rights Offering, and there is no assurance that the Rights Offering will be commenced or completed.
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
Registration of Underlying Shares
The Company filed a registration statement on Form S-1 with the SEC for the registration of the shares underlying the Notes, potential PIK Interest Shares, and warrants. In conjunction with this registration, WPP plc (together with its affiliates, "WPP") exercised its registration right to have its shares of Common Stock included on the registration statement. The registration statement on Form S-1 was declared effective as of October 16, 2018. For additional information, refer to Footnote 8, Related Party Transactions.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks with a maturity date of September 26, 2018. Bank of America, N.A. was the administrative agent and lead lender of this revolving credit facility. The Credit Agreement provided for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. On January 11, 2018, the Company voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination of the Credit Agreement, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of September 30, 2018, no letters of credit remain outstanding under the Credit Agreement.
On June 1, 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of September 30, 2018, $3.1 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.

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

	As of				As of
	September 30, 2018				December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$913	$—	$—	$913	$860	$—	$—	$860
Investment in equity securities (2)	4,964	—	—	4,964	—	—	—	—
Total	$5,877	$—	$—	$5,877	$860	$—	$—	$860
Liabilities:
Financing derivatives: no hedging designation
Interest rate reset (3)	—	—	18,100	18,100	—	—	—	—
Change of control redemption (4)	—	—	3,700	3,700	—	—	—	—
Total	$—	$—	$21,800	$21,800	$—	$—	$—	$—
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's investment in common stock of an entity, which is included in other non-current assets, is valued using a market approach based on the quoted market price of the security. Prior to adoption of ASU 2016-01, this investment was classified as a cost-method investment and was measured at historical cost in the prior year.
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
Due to their short-term nature, the carrying amounts reported approximate the fair value for accounts receivable, accounts payable, capital leases and accrued expenses. The carrying values of capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2). There were no changes to the Company's valuation methodologies during the three and nine months ended September 30, 2018 or 2017, respectively.
The following table presents the changes in the Company's Level 3 fair valued instruments for the nine months ended September 30, 2018:

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2017	$—
Issuances	17,359
Total losses included in other (expense) income, net (1)	10,141
Settlement (2)	(5,700)
Balance as of September 30, 2018	$21,800
(1) Represents change in fair value of interest rate reset derivative liability ($8.5 million loss), Notes Option derivative liability ($3.3 million loss), and change of control derivative liability ($1.7 million gain). All losses and gains were recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Represents settlement of the Notes Option derivative liability through the issuance of the Option Notes on May 17, 2018. The derivative was net settled with the Option Notes and recorded as an issuance premium. Refer to Footnote 3, Long-term Debt, for further information.

The following table displays valuation techniques and the significant unobservable inputs for the Company's Level 3 liabilities measured at fair value as of September 30, 2018:

	Fair value measurements as of September 30, 2018
	Significant valuation technique	Significant unobservable inputs	Input
Interest rate reset derivative liability	Discounted Cash Flow	Discount rate	24.0%
		Stock price	$18.23
		Risk-free rate	2.9%
		Volatility	43.7%
		Term	3.30 years

Change of control redemption derivative liability	Option pricing model	Probability	0-10%
		Risk-free rate	2.9%
The fair values of the Company's financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivative. The primary sensitivity in the interest rate reset derivative liability is driven by the Company's Common Stock price at the measurement date, the observable volatility of the Common Stock, and the discount rate used to determine the present value of the instrument. The primary sensitivity for the change of control redemption derivative liability is driven by the probability of the change of control.

5.	Accrued Expenses

	As of	As of
	September 30,	December 31,
(In thousands)	2018	2017
Payroll and payroll-related	$14,641	$20,821
Expected retention awards	—	16,947
Accrued data costs	15,866	14,445
Professional fees	7,647	14,456
Restructuring	2,196	9,184
Amounts due to Adobe	988	5,395
Accrued interest	3,018	—
Other	3,996	4,783
	$48,352	$86,031
As a result of the stockholders' approval of the 2018 Plan, the Company could settle the expected retention awards liability through the issuance of shares. Consequently, the liability for these awards was reclassified to other non-current liabilities in the Condensed Consolidated Balance Sheets. Prior to the approval of the 2018 Plan, the Company settled the liability in cash upon the departure of certain employees. During the three and nine months ended September 30, 2018, the Company settled $10.3 million of the outstanding liability through the distribution of shares. Refer to Footnote 7, Stockholders' Equity, for further information.

6.	Income Taxes
The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on its projected ordinary book income (loss) before taxes to year-to-date ordinary book income (loss) before taxes. The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income (loss) are determined separately and recognized in the period in which the items arise. During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $0.4 million and $3.9 million, resulting in an effective tax rate of 1.7% and 3.1%, respectively. During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $2.3 million and $4.2 million, resulting in an effective tax rate of 1.8% and 2.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and increases in the Company’s valuation allowance against its domestic deferred tax assets. As of September 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits of approximately $2.6 million and $2.5 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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
Of these RSUs granted, 1,493,288 vested immediately, of which 229,173 shares were delivered to certain consultants in the second quarter of 2018. 165,086 of the consultant shares related to the compensation of the Company's former CEO as part of his retirement and transition services agreement. During the three months ended September 30, 2018, 816,770 vested shares were delivered to participants in the 2018 Plan. The remainder of the shares that vested immediately are expected to be delivered to the participants between November 2018 and March 2019, contingent on market trading restrictions and applicable deferral features. These undelivered shares are classified as unvested awards until the date of delivery of the shares underlying these awards.
During the third quarter of 2018, the Company's Compensation Committee approved and awarded 460,175 time-based RSUs and 149,705 performance-based RSUs under the 2018 Plan to employees and directors. The Company recognized $6.3 million and $31.2 million in stock-based compensation expense related to these and prior awards during the three and nine months ended September 30, 2018, respectively. Time-based RSUs generally vest after three to four years contingent on continued service, and performance-based RSUs generally vest after three years based on achievement of pre-established revenue and adjusted earnings before interest income, interest expense, income taxes, depreciation and amortization (Adjusted EBITDA) goals. The maximum number of shares available for issuance under the 2018 Plan as of September 30, 2018 is 6,030,735.
A summary of the unvested stock awards as of September 30, 2018 is presented below:

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	2,125	779,912	782,037	$37.22
Granted	—	2,688,031	2,688,031	22.92
Vested and delivered	(2,125)	(1,550,272)	(1,552,397)	28.42
Forfeited	—	(72,490)	(72,490)	30.68
Unvested as of September 30, 2018	—	1,845,181	1,845,181	$24.07
The weighted-average remaining vesting period for unvested RSUs as of September 30, 2018 was 2.25 years. As of September 30, 2018, total unrecognized compensation expense related to unvested RSUs was $24.8 million, of which $4.8 million is expected to be recognized during the fourth quarter of 2018. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Stock Options
A summary of the options outstanding, exercised and expired during the nine months ended September 30, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2017	3,444,252	$30.65
Options exercised (1)	(347,752)	15.45
Options expired	(1,987,107)	40.43
Options outstanding as of September 30, 2018	1,109,393	$17.91
Options exercisable as of September 30, 2018	1,109,393	$17.91
(1) Includes 125,523 options withheld to pay the exercise price for certain excercises during the three months ended September 30, 2018.
No stock options were granted during the three and nine months ended September 30, 2018. The total intrinsic value of the options exercised in 2018 was $1.5 million. The weighted average remaining contractual life of options outstanding and exercisable as of September 30, 2018 is 2.54 years.

8.	Related Party Transactions
Transactions with WPP
As of September 30, 2018, WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 19.2% ownership in the Company. On July 19, 2018, the Company filed a registration statement on Form S-1 with the SEC for the purpose of registering the shares of Common Stock owned by WPP in order to fulfill the Company's contractual obligations under a stockholders' rights agreement entered into by the Company and WPP in 2015. Refer to Footnote 3, Long-term Debt for more information. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts. In early 2015, there were a series of business and asset acquisitions and sales and issuances of Common Stock between the Company and WPP (giving rise to the stockholders' rights agreement described above) as well as a Subscription Receivable agreement that the Company entered into with GroupM, a WPP subsidiary.
In 2015, the Company and GroupM entered into an agreement in which GroupM agreed to a minimum commitment to purchase $20.9 million of the Company's products over five years, which is recorded as Subscription Receivable. In December 2017, the Company signed an amendment with Group M in which GroupM agreed to purchase additional subscription services for $17.8 million over three years, which was offset by the $3.7 million Subscription Receivable that remained as of December 31, 2017. As of September 30, 2018, the balance of the Subscription Receivable was $0.7 million. Upon fully utilizing the Subscription Receivable in September 2018, the Company began recognizing revenue under the amendment as the Company delivered products and services under the agreement.
In January 2016, as part of the Company's merger with Rentrak Corporation ("Rentrak"), the Company acquired two contracts with net present value of $14.5 million with WPP wholly-owned subsidiaries which were reflected as Subscription Receivable. As of September 30, 2018 the balance of the Subscription Receivable is $1.0 million. The Company has recorded the Subscription Receivable as contra equity within additional paid-in capital on the Condensed Consolidated Statements of Stockholders' Equity. As cash is received on the Subscription Receivable, additional paid-in capital is increased by the amount of cash received and the Company recognizes imputed interest income. Effective August 31, 2018, the Company terminated one legacy Rentrak agreement which was originally reflected in Subscription Receivable and concurrently signed a new arrangement for $7.4 million for various subscription services over a three-year period.
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

Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with certain funds affiliated with or managed by Starboard, then a beneficial owner of more than five percent of the Company’s outstanding Common Stock. Pursuant to the agreements, the Company: (i) issued and sold to Starboard $150.0 million of Initial Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million; (ii) granted to Starboard the Notes Option to purchase up to an additional $50.0 million of Option Notes in exchange for a range of $15.0 million to $35.0 million of Common Stock, at Starboard’s option, and the balance in cash; (iii) agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock; and (iv) has the right to conduct the Rights Offering, which would be open to all stockholders of the Company, for up to $150.0 million of Rights Offering Notes, and Starboard agreed to enter into one or more backstop commitment agreements by which it would backstop up to $100.0 million of the Rights Offering Notes, with such backstop obligation reduced by the amount of Option Notes purchased. The Company is not obligated to undertake the Rights Offering, and there is no assurance that the Rights Offering will be commenced or completed.
On May 17, 2018, the Company issued to Starboard $50.0 million in Option Notes in exchange for $15.0 million of cash and 1,400,000 shares of Common Stock valued at $35.0 million, pursuant to Starboard's exercise in full of the Notes Option.
On August 8, 2018, the Company issued to Starboard an additional $2.0 million in Notes in exchange for a reduction of the minimum cash balance requirement set forth in the Notes. Refer to Footnote 3, Long-term Debt, for further information regarding the amendment.
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
The Company's results from transactions with WPP, Starboard and other related parties, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenues (1)	$3,115	$3,385	$7,550	$9,730

Cost of revenues	2,473	3,446	7,779	10,333
Selling and marketing	43	52	128	120
Research and development	47	37	147	90
General and administrative	180	582	369	743
Investigation and audit related (2)	—	5,303	—	12,160

Interest (expense) income, net	(4,642)	148	(11,253)	551
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

The Company has the following balances related to transactions with WPP, Starboard and other related parties, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
	September 30,	December 31,
(In thousands)	2018	2017
Accounts receivable, net	$2,759	$2,899
Subscription Receivable (Additional paid-in capital)	1,689	10,254
Accounts payable	1,467	2,715
Accrued expenses	5,089	5,857
Customer advances	2,188	2,755
Financing derivatives	21,800	—
Senior secured convertible notes	175,850	—

9.	Commitments and Contingencies
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
Future minimum lease commitments, net of sublease receipts under non-cancellable lease agreements with initial terms of one year or more in effect as of September 30, 2018 are as follows:

(In thousands)
Remainder of 2018	$6,056
2019	13,077
2020	10,810
2021	10,240
2022	7,480
Thereafter	38,994
Total minimum lease payments	$86,657
Rent expense under non-cancellable operating leases was $3.6 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $11.5 million and $12.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Unconditional Purchase Obligations
The Company is obligated under certain unconditional agreements with network operators. The future fixed and determinable payments under these agreements with initial terms of one year or more as of September 30, 2018 were as follows:

(In thousands)
Remainder of 2018	$8,866
2019	39,422
2020	40,959
2021	23,870
2022	19,182
Thereafter	18,522
Total	$150,821

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
Derivative Litigation Settlement. On September 10, 2017 the Company, along with all derivative plaintiffs and named individual defendants, reached a proposed settlement, subject to court approval, to resolve all of the above shareholder derivative actions on behalf of the Company. Under the terms of the proposed settlement, the Company would receive a $10.0 million cash payment, funded by the Company’s insurer. Pursuant to this proposed settlement, the Company agreed, subject to court approval, to contribute $8.0 million in Common Stock toward the payment of attorneys’ fees. The Company also agreed as part of the proposed settlement to adopt certain corporate governance and compliance terms that were negotiated by derivative plaintiffs’ counsel and the Company. As of December 31, 2017, the Company reserved $8.0 million in accrued litigation settlements, and recorded $10.0 million in insurance recoverable on litigation settlements for the insurance proceeds expected from its insurers. On June 7, 2018, the Court granted final approval of the settlement and dismissed the consolidated federal derivative action. On June 21, 2018, the Company issued to the plaintiffs’ lead counsel 354,671 shares of Common Stock, valued at $8.0 million, as payment of attorneys’ fees. On July 9, 2018, the consolidated Virginia derivative action and the Assad action were dismissed in Virginia state court and the $10.1 million in insurance proceeds held in escrow were released to the Company.

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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., (“Full Circle”), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children’s Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by Disney. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. The Company and Full Circle responded to the demand letters on October 11, 2017. On June 4, 2018, the plaintiffs filed amended complaints adding the Company and Full Circle as defendants in a purported class action against Disney, Twitter and other defendants, alleging violations of California’s constitutional right to privacy and intrusion upon seclusion law, New York’s deceptive trade practices statute, and Massachusetts’ deceptive trade practices and right to privacy statutes. The complaints allege damages in excess of $5 million, with any award to be apportioned among the defendants. The defendants filed a joint motion to dismiss on August 3, 2018, and a hearing on the motion to dismiss was held on October 17, 2018. The Company and Full Circle deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of September 30, 2018.
SEC Investigation
The SEC is investigating allegations with respect to the Company regarding revenue recognition, internal controls, non-GAAP disclosures and whistleblower retaliation. The SEC has made no decisions regarding this matter including whether any securities laws have been violated. The Company is cooperating fully with the SEC.

Export Controls Review
In March 2018, the Company became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertain to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. On May 31, 2018, the Company filed a final voluntary disclosure with OFAC and BIS. On September 10, 2018, the Company was notified that BIS did not find a violation of export regulations and closed the matter. If OFAC moves forward with this matter, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of September 30, 2018.
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
In the second quarter of 2018, the Company's Board of Directors authorized management to implement additional reductions in its workforce and rationalize its portfolio of leased properties due to the reductions in headcount. This additional restructuring effort resulted in the termination of one operating lease, the extension of the lease related to the Company's headquarters, and the sublease of one office. Additional space rationalization is ongoing, and through the first quarter of 2019, the Company expects to incur less than $5.0 million in additional restructuring charges related to the early termination or sublease of certain operating leases of office space. Employees separated or to be separated from the Company as a result of these restructuring initiatives were offered severance.
During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $5.2 million, respectively, in restructuring costs.
The table below summarizes the balance of accrued restructuring expenses and the changes in the accrued amounts as of and for the nine months ended September 30, 2018:

(In thousands)	Accrued Balance as of December 31, 2017	Restructuring Expense for the Nine Months Ended September 30, 2018 (1)	Payments	Foreign Exchange	Accrued Balance as of September 30, 2018
Severance pay and benefits	$8,972	$4,924	$(11,900)	$3	$1,999
Lease exit and other direct costs	212	272	(287)	—	197
Total	$9,184	$5,196	$(12,187)	$3	$2,196
(1) During the nine months ended September 30, 2018, the Company recognized a $0.1 million net gain related to the write-off of certain lease-related liabilities.

11.	Subsequent Events
On October 12, 2018, the Company issued to Starboard warrants to purchase 250,000 shares of Common Stock, which warrants are exercisable for five years from the date of issuance at a price of $0.01 per share. The warrants were issued pursuant to the terms of the previously disclosed Securities Purchase Agreement, dated as of January 16, 2018, by and among the Company and Starboard.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues (1)	$102,864	100.0%	$100,323	100.0%	$310,172	100.0%	$300,623	100.0%
Cost of revenues	49,446	48.1%	48,803	48.6%	148,226	47.8%	143,417	47.7%
Selling and marketing	24,866	24.2%	29,873	29.8%	80,418	25.9%	90,796	30.2%
Research and development	18,742	18.2%	21,580	21.5%	58,347	18.8%	64,102	21.3%
General and administrative	18,707	18.2%	22,331	22.3%	66,067	21.3%	53,426	17.8%
Investigation and audit related	696	0.7%	21,392	21.3%	37,446	12.1%	56,469	18.8%
Amortization of intangible assets	7,896	7.7%	8,491	8.5%	24,706	8.0%	25,669	8.5%
Settlement of litigation, net	—	—%	81,799	81.5%	5,250	1.7%	82,417	27.4%
Restructuring	51	—%	—	—%	5,141	1.7%	—	—%
Total expenses from operations	120,404	117.1%	234,269	233.5%	425,601	137.2%	516,296	171.7%
Loss from operations	(17,540)	(17.1)%	(133,946)	(133.5)%	(115,429)	(37.2)%	(215,673)	(71.7)%
Interest expense, net	(4,682)	(4.6)%	(148)	(0.1)%	(11,711)	(3.8)%	(554)	(0.2)%
Other (expense) income, net	(1,711)	(1.7)%	6,619	6.6%	(827)	(0.3)%	12,486	4.2%
Loss from foreign currency transactions	(304)	(0.3)%	(298)	(0.3)%	(181)	(0.1)%	(1,523)	(0.5)%
Loss before income tax provision	(24,237)	(23.6)%	(127,773)	(127.4)%	(128,148)	(41.3)%	(205,264)	(68.3)%
Income tax provision	(400)	(0.4)%	(2,296)	(2.3)%	(3,916)	(1.3)%	(4,223)	(1.4)%
Net loss	$(24,637)	(24.0)%	$(130,069)	(129.7)%	$(132,064)	(42.6)%	$(209,487)	(69.7)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenue for the three and nine months ended September 30, 2017 is not comparable to the three and nine months ended September 30, 2018 due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606"). Refer to our reconciliation of as reported revenue to compare the periods presented.
Revenues
In the third quarter of 2018, our chief operating decision maker, the CEO, determined that we should review our revenue results around solution groups that address customer needs. As such, we evaluate and present revenues around the following groups starting with the third quarter of 2018:
Ratings and Planning: provide measurement of the behavior and characteristics of audiences of content and advertising across television ("TV") and digital platforms including computers, tablets, smartphones, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, time shifted/recorded, online or on-demand.
Analytics and Optimization: include activation and survey-based products that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection.
Movies Reporting and Analytics: measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.
We categorize our revenue along these three offerings; however, our cost structure is tracked at the corporate level and not by our product offerings. These costs include, but are not limited to, employee costs, operational overhead, data centers and our technology that supports multiple product offerings.

Revenues from these three offerings of products and services are as follows:

	Three Months Ended September 30,
(In thousands)	2018	% of Revenue	2017 (1)	% of Revenue	$ Variance	% Variance
Ratings and Planning	$70,499	68.4%	$69,483	69.3%	$1,016	1.5%
Analytics and Optimization	22,215	21.6%	21,175	21.1%	1,040	4.9%
Movies Reporting and Analytics	10,150	10.0%	9,665	9.6%	485	5.0%
Total revenues	$102,864	100%	$100,323	100%	$2,541	2.5%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenue for the three months ended September 30, 2017 is not comparable to the three months ended September 30, 2018 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
Revenues increased by $2.5 million, or 2.5%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Revenues for the three months ended September 30, 2018 include $0.2 million related to our adoption of ASC 606, primarily included in Ratings and Planning.
Ratings and Planning revenue is comprised of revenue from our digital, TV and cross-platform products. Ratings and Planning revenue increased $1.0 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily from our TV products due to increases in existing customer contract values as well as the establishment of stand-alone selling price over certain distinct performance obligations in arrangements that include the purchase and sale of services. Revenue from our digital products was lower compared to the prior year as these products continued to be negatively impacted by ongoing industry changes in ad buying and consolidation.
Analytics and Optimization revenue increased by $1.0 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Revenue increased primarily due to increases in our emerging products, including activation, partially offset by lower revenue from our digital custom offerings.
Movies Reporting and Analytics revenue increased by $0.5 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Revenue increased as our global footprint remained strong and our products continued to result in higher contract pricing. As we continued to collect data from box office locations worldwide, our customers continued to expand and renew agreements.

	Nine Months Ended September 30,
(In thousands)	2018	% of Revenue	2017 (1)	% of Revenue	$ Variance	% Variance
Ratings and Planning	$210,569	67.9%	$206,464	68.7%	$4,105	2.0%
Analytics and Optimization	68,479	22.1%	65,922	21.9%	2,557	3.9%
Movies Reporting and Analytics	31,124	10.0%	28,237	9.4%	2,887	10.2%
Total revenues	$310,172	100%	$300,623	100%	$9,549	3.2%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, the revenue for the nine months ended September 30, 2017 is not comparable to the nine months ended September 30, 2018 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
Revenues increased by $9.5 million, or 3.2%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Revenues for the nine months ended September 30, 2018 include $0.9 million related to our adoption of ASC 606, primarily included in Ratings and Planning.
Ratings and Planning revenue is comprised of revenue from our digital, TV, and cross-platform products. Ratings and Planning revenue increased $4.1 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily from our TV products due to increases in existing customer contract values as well as the establishment of stand-alone selling price over certain distinct performance obligations in arrangements that include the purchase and sale of services. Revenue from our digital products was lower compared to the prior year as these products continued to be negatively impacted by ongoing industry changes in ad buying and consolidation.
Analytics and Optimization revenue increased by $2.6 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Revenue increased primarily due to increases in our emerging products, including activation, partially offset by lower revenue from our digital custom offerings.
Movies Reporting and Analytics revenue increased $2.9 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Revenue continues to increase as we maintain a strong global footprint resulting in growth in contract prices with existing customers. As we continue to collect data from box office locations worldwide, our customers continue to expand and renew agreements.

As discussed above, we changed the way we present our revenues beginning in the third quarter of 2018. Through the second quarter of 2018, our products and services were organized around measurement, planning and optimization in four offerings, as follows:
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
For the three and nine months ended September 30, 2018, revenues from these four offerings of products and services would have been as follows:

	Three Months Ended September 30,
(In thousands)	2018	% of Revenue	2017 (1)	% of Revenue	$ Variance	% Variance
Digital Audience	$49,467	48.1%	$55,430	55.3%	$(5,963)	(10.8)%
TV and Cross-Platform	29,775	28.9%	23,754	23.7%	6,021	25.3%
Advertising	13,472	13.1%	11,474	11.4%	1,998	17.4%
Movies	10,150	9.9%	9,665	9.6%	485	5.0%
Total revenues	$102,864	100%	$100,323	100%	$2,541	2.5%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenue for the three months ended September 30, 2017 is not comparable to the three months ended September 30, 2018 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.

	Nine Months ended September 30,
(In thousands)	2018	% of Revenue	2017 (1)	% of Revenue	$ Variance	% Variance
Digital Audience	$157,137	50.7%	$167,733	55.8%	$(10,596)	(6.3)%
TV and Cross-Platform	84,547	27.3%	71,138	23.7%	13,409	18.8%
Advertising	37,365	12.0%	33,515	11.1%	3,850	11.5%
Movies	31,123	10.0%	28,237	9.4%	2,886	10.2%
Total revenues	$310,172	100%	$300,623	100%	$9,549	3.2%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, the revenue for the nine months ended September 30, 2017 is not comparable to the nine months ended September 30, 2018 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
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

	Three Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$14,031	13.6%	$15,506	15.5%	$(1,475)	(9.5)%
Data costs	14,991	14.6%	12,036	12.0%	2,955	24.6%
Panel costs	5,743	5.6%	5,160	5.1%	583	11.3%
Systems and bandwidth costs	5,984	5.8%	5,277	5.3%	707	13.4%
Rent and depreciation	3,041	3.0%	4,284	4.3%	(1,243)	(29.0)%
Professional fees	1,125	1.1%	1,531	1.5%	(406)	(26.5)%
Sample and survey costs	1,354	1.3%	1,479	1.5%	(125)	(8.5)%
Technology	1,679	1.6%	1,303	1.3%	376	28.9%
Royalties and resellers	755	0.7%	359	0.4%	396	110.3%
Other	743	0.7%	1,868	1.9%	(1,125)	(60.2)%
Total cost of revenues	$49,446	48.1%	$48,803	48.6%	$643	1.3%
Cost of revenues increased $0.6 million, or 1.3%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Additionally, 2018 cost of revenues was reduced $0.5 million related to our adoption of ASC 606, primarily driven by capitalized fulfillment costs for the third quarter of 2018. The increase was primarily due to increases in data costs and systems and bandwidth costs offset by decreases in employee costs as well as rent and depreciation. Data costs increased primarily related to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services during the three months ended September 30, 2018. We continued to invest in product solution offerings through the acquisition of additional TV data, as well as investing in our digital platform through purchasing additional mobile data. We believe this investment is necessary to support our products and expand our offerings, and these costs are expected to increase through the end of the year. The increase in systems and bandwidth costs primarily related to increases in web service fees.
These increases were offset by decreases in employee costs as well as rent and depreciation. The decline in employee costs was primarily a result of our 2017 reduction in headcount and restructuring efforts as discussed in Footnote 10, Organizational Restructuring. Additionally, employee costs decreased $1.0 million related to payroll costs capitalized as internally developed software, offset by $0.9 million of increased stock-based compensation expense in 2018 compared with 2017. We did not capitalize any payroll costs in 2017. Rent and depreciation expense decreased as a result of fewer purchases of capital assets and lower associated depreciation expense.

	Nine Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$43,696	14.1%	$44,703	14.9%	$(1,007)	(2.3)%
Data costs	41,758	13.5%	31,756	10.6%	10,002	31.5%
Panel costs	17,199	5.5%	18,165	6.0%	(966)	(5.3)%
Systems and bandwidth costs	17,864	5.8%	15,332	5.1%	2,532	16.5%
Rent and depreciation	9,473	3.1%	13,253	4.4%	(3,780)	(28.5)%
Professional fees	3,855	1.2%	4,425	1.5%	(570)	(12.9)%
Sample and survey costs	4,532	1.5%	4,173	1.4%	359	8.6%
Technology	4,779	1.5%	3,810	1.3%	969	25.4%
Royalties and resellers	2,247	0.7%	2,214	0.7%	33	1.5%
Other	2,823	0.9%	5,586	1.9%	(2,763)	(49.5)%
Total cost of revenues	$148,226	47.8%	$143,417	47.7%	$4,809	3.4%
Cost of revenues increased by $4.8 million, or 3.4%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Additionally, 2018 cost of revenues was reduced by $1.9 million related to our adoption of ASC 606, primarily driven by capitalized fulfillment costs. The increase was largely attributable to increases in data costs and systems and bandwidth costs, offset by decreases in rent and depreciation, employee costs, panel costs, and other costs. Data costs increased primarily related to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services during the nine months ended September 30, 2018. We continued to invest in product solution offerings through the acquisition of additional TV data, as well as investing in our digital platform through purchasing additional mobile data. We believe this investment is necessary to support our products and expand our offerings, and these costs are expected to increase through the end of the year. The increase in systems and bandwidth costs primarily related to increases in web service fees.
These increases were offset by decreases in rent and depreciation, employee costs, panel costs and other costs. Rent and depreciation expense decreased as a result of fewer purchases of capital assets and lower associated depreciation expense. Employee costs declined primarily due to our 2017 reduction in headcount as well as a $3.2 million decrease related to payroll costs capitalized as internally developed software. We did not capitalize any payroll costs in 2017.Offsetting these decreases was a $3.8 million increase in stock-based compensation expense in 2018. Other costs decreased primarily due to a license agreement that was not renewed in 2018.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs, including salaries, benefits, commissions, stock-based compensation and other related costs paid to our direct sales force and industry experts, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of rent and other facilities-related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role.

	Three Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$20,253	19.7%	$22,167	22.1%	$(1,914)	(8.6)%
Rent and depreciation	1,582	1.5%	3,018	3.0%	(1,436)	(47.6)%
Travel	1,374	1.3%	1,617	1.6%	(243)	(15.0)%
Professional fees	760	0.7%	1,491	1.5%	(731)	(49.0)%
Other	897	0.9%	1,580	1.6%	(683)	(43.2)%
Total selling and marketing expenses	$24,866	24.2%	$29,873	29.8%	$(5,007)	(16.8)%
Selling and marketing expenses decreased by $5.0 million, or 16.8%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in selling and marketing expenses was primarily the result of a decrease in employee costs, rent and depreciation, and professional fees. Employee costs decreased as a result of our 2017 reduction in headcount and restructuring efforts as discussed in Footnote 10, Organizational Restructuring, offset by an increase of $0.4 million in stock-based compensation compared to the prior year. Rent and depreciation expense primarily decreased due to fewer capital asset acquisitions and lower associated depreciation expense. The decrease in professional fees was due to decreased use of outside consultants.

	Nine Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$64,728	20.9%	$67,703	22.5%	$(2,975)	(4.4)%
Rent and depreciation	5,554	1.8%	7,966	2.6%	(2,412)	(30.3)%
Travel	3,694	1.2%	5,241	1.7%	(1,547)	(29.5)%
Professional fees	2,897	0.9%	4,896	1.6%	(1,999)	(40.8)%
Marketing events	363	0.1%	838	0.3%	(475)	(56.7)%
Other	3,182	1.0%	4,152	1.4%	(970)	(23.4)%
Total selling and marketing expenses	$80,418	25.9%	$90,796	30.2%	$(10,378)	(11.4)%
Selling and marketing expenses decreased by $10.4 million, or 11.4%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in selling and marketing expenses was primarily the result of a decrease in employee costs, rent and depreciation, and professional fees. The decrease in employee costs was largely attributable to our 2017 reduction in headcount and restructuring efforts as discussed in Footnote 10, Organizational Restructuring, offset by a $3.8 million increase in stock-based compensation. Rent and depreciation expense primarily decreased due to fewer capital asset acquisitions and lower associated depreciation expense. The decrease in professional fees was mainly due to the decreased use of outside consultants.

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

	Three Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$14,469	14.1%	$17,344	17.3%	$(2,875)	(16.6)%
Rent and depreciation	1,804	1.8%	1,851	1.8%	(47)	(2.5)%
Technology	1,260	1.2%	1,239	1.2%	21	1.7%
Professional fees	699	0.7%	496	0.5%	203	40.9%
Other	510	0.5%	650	0.6%	(140)	(21.5)%
Total research and development expenses	$18,742	18.2%	$21,580	21.5%	$(2,838)	(13.2)%
Research and development expenses decreased by $2.8 million, or 13.2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in salary and benefits expenses due to the 2017 reduction in headcount and restructuring efforts as discussed in Footnote 10, Organizational Restructuring. In addition, employee costs decreased $1.2 million related to payroll costs capitalized as internally developed software, offset by an increase in stock-based compensation expense of $0.6 million. We did not capitalize any payroll costs in 2017.

	Nine Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$46,186	14.9%	$51,292	17.1%	$(5,106)	(10.0)%
Rent and depreciation	5,335	1.7%	5,683	1.9%	(348)	(6.1)%
Technology	3,833	1.2%	3,309	1.1%	524	15.8%
Professional fees	1,650	0.5%	1,824	0.6%	(174)	(9.5)%
Other	1,343	0.4%	1,994	0.7%	(651)	(32.6)%
Total research and development expenses	$58,347	18.8%	$64,102	21.3%	$(5,755)	(9.0)%
Research and development expenses decreased by $5.8 million, or 9.0%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease in salary and benefits expenses due to the 2017 reduction in headcount and restructuring efforts as discussed in Footnote 10, Organizational Restructuring. In addition, we capitalized $4.2 million of payroll costs for internal-use software development for the nine months ended September 30, 2018 that were not capitalized during 2017.
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

	Three Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$7,903	7.7%	$11,322	11.3%	$(3,419)	(30.2)%
Professional fees	4,639	4.5%	4,111	4.1%	528	12.8%
DAx transition services agreement	2,119	2.1%	2,661	2.7%	(542)	(20.4)%
Rent and depreciation	1,138	1.1%	877	0.9%	261	29.8%
Other	2,908	2.8%	3,360	3.3%	(452)	(13.5)%
Total general and administrative expenses	$18,707	18.2%	$22,331	22.3%	$(3,624)	(16.2)%

General and administrative expenses decreased by $3.6 million, or 16.2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in stock based compensation in the three months ended September 30, 2018 compared with the three months ended September 30, 2017.

	Nine Months Ended September 30,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$30,308	9.8%	$22,822	7.6%	$7,486	32.8%
Professional fees	16,519	5.3%	10,654	3.5%	5,865	55.0%
DAx transition services agreement	6,967	2.2%	8,412	2.8%	(1,445)	(17.2)%
Rent and depreciation	3,297	1.1%	2,640	0.9%	657	24.9%
Bad debt expense	397	0.1%	501	0.2%	(104)	(20.8)%
Other	8,579	2.8%	8,397	2.8%	182	2.2%
Total general and administrative expenses	$66,067	21.3%	$53,426	17.8%	$12,641	23.7%
General and administrative expenses increased by $12.6 million, or 23.7%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This was primarily attributable to an increase in employee costs and professional fees. Employee costs primarily increased as a result of a $4.6 million increase in stock-based compensation expense primarily related to the awards granted on June 5, 2018 as well as additional bonuses during the first half of 2018. Professional fees increased primarily related to legal and accounting fees as well as compliance costs. These increased costs were offset by a $1.4 million decrease in the Digital Analytix ("DAx") transition services agreement costs.
Investigation and Audit Related
As previously disclosed, in February 2016, the Audit Committee of the Company's Board of Directors commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture, and certain employment practices. Investigation, audit, and litigation related expenses associated with this matter were $0.7 million and $21.4 million for the three months ended September 30, 2018 and 2017, respectively, and $37.4 million and $56.5 million for the nine months ended September 30, 2018 and 2017, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the investigation. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements for 2017 and prior years. Litigation related expenses include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation. We expect these costs to continue for the remainder of 2018 due to ongoing legal proceedings and other associated costs, as well as legal expenses associated with the indemnification of current and former directors and officers. We expect the total investigation and audit related costs to be lower than the prior year.
Settlement of Litigation, Net
Settlement of litigation, net, consists of losses from the settlement of various litigation matters. We did not record any litigation settlement expense for the three months ended September 30, 2018. The $5.3 million net settlement of litigation expense for the nine months ended September 30, 2018 primarily relates to the settlement and final resolution of the federal securities class action and the derivative actions. The net settlement of litigation expenses for the three and nine months ended September 30, 2017 was $81.8 million and $82.4 million, respectively, which primarily relates to the settlement of the federal securities class action litigation and the Rentrak Corporation merger litigation.
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
In the second quarter of 2018, our Board of Directors authorized management to implement further reductions in headcount and further rationalize our portfolio of leased properties which resulted in the termination of one operating lease, the extension of the lease related to our headquarters, and the sublease of one operating lease of office space. In connection with the restructuring, we incurred expenses of $0.1 million and $5.2 million during the three and nine months ended September 30, 2018, respectively, related to termination benefits and lease exit and other direct costs. Additional space rationalization is ongoing, and we expect to incur less than $5.0 million in additional restructuring charges through the first quarter of 2019 related to the early termination or sublease of some operating leases of office space.

Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our normal operations. The following is a summary of other (expense) income, net:

	Three Months Ended September 30,
(In thousands)	2018	2017
Transition services agreement income from the DAx disposition	$2,120	$2,662
Change in fair value of financing derivatives	(5,681)	—
Gain on forgiveness of obligation	—	4,000
Other	1,850	(43)
Total other (expense) income, net	$(1,711)	$6,619

	Nine Months Ended September 30,
(In thousands)	2018	2017
Transition services agreement income from the DAx disposition	$6,967	$8,489
Change in fair value of financing derivatives	(10,141)	—
Gain on forgiveness of obligation	—	4,000
Other	2,347	(3)
Total other (expense) income, net	$(827)	$12,486
The change in other (expense) income, net was driven primarily by the changes in fair value of our financing derivatives and investment in equity securities, as described in Footnote 4, Fair Value Measurements.
Income from transition services represents Adobe Inc.'s ("Adobe") reimbursement of costs incurred under the DAx transition services agreement ("TSA") and are offset in general and administrative expenses. The decrease for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily relates to reduced activity in the third year of the TSA. On August 8, 2018, we signed an amendment with Adobe to extend the TSA for an additional two months (through March 21, 2019) and to obtain a license to certain software for a period of one year (through January 21, 2020).
In September 2017, the Company and Adobe agreed to terminate the Strategic Partnership Agreement and Adobe released the Company from its remaining $4.0 million obligation. For the three and nine months ended September 30, 2017, the relief from the obligations is reflected in other (expense) income, net.
Loss from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. For the three months ended September 30, 2018 and 2017, the loss from foreign currency transactions was $0.3 million in both periods, primarily related to differences in the U.S. dollar to euro exchange rates.
For the nine months ended September 30, 2018, the loss from foreign currency transactions was $0.2 million. The 2018 loss was primarily related to fluctuations in the average U.S. dollar to euro and Chilean peso exchange rates. For the nine months ended September 30, 2017, the loss from foreign currency transactions was $1.5 million, primarily related to differences in the U.S. dollar to euro exchange rates.
Provision for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended September 30, 2018 and 2017, we recorded an income tax provision of $0.4 million and $2.3 million, respectively, resulting in an effective tax rate of 1.7% and 1.8%, respectively. During the nine months ended September 30, 2018 and 2017, we recorded an income tax provision of $3.9 million and $4.2 million, respectively, resulting in an effective tax rate of 3.1% and 2.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences and increases in the valuation allowance against our domestic deferred tax assets.
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

The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net loss (GAAP)	$(24,637)	$(130,069)	$(132,064)	$(209,487)

Income tax provision	400	2,296	3,916	4,223
Interest expense, net	4,682	148	11,711	554
Depreciation	4,135	6,233	12,974	18,229
Amortization of intangible assets	7,896	8,491	24,706	25,669
EBITDA	(7,524)	(112,901)	(78,757)	(160,812)

Adjustments:
Stock-based compensation	6,311	8,722	31,191	15,366
Investigation and audit related	696	21,392	37,446	56,469
Settlement of litigation, net	—	81,799	5,250	82,417
Restructuring costs	51	—	5,141	—
Other expense (income), net (1)	5,699	(3,963)	9,834	(4,003)
Adjusted EBITDA	$5,233	$(4,951)	$10,105	$(10,563)
(1) In 2018, adjustments to other expense (income), net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other (expense) income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss. These financial instruments were not held in the prior period. The prior period adjustment to other expense (income), net reflects items classified as other (expense) income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement for "DAx" disposition. Our change to the calculation of Adjusted EBITDA for 2018 is intended to conform Adjusted EBITDA to the Consolidated EBITDA definition under our senior secured convertible notes issued to funds affiliated with or managed by Starboard Value LP.

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net loss (GAAP)	$(24,637)	$(130,069)	$(132,064)	$(209,487)

Adjustments:
Stock-based compensation	6,311	8,722	31,191	15,366
Investigation and audit related	696	21,392	37,446	56,469
Settlement of litigation, net	—	81,799	5,250	82,417
Restructuring costs	51	—	5,141	—
Other expense (income), net (1)	5,699	(3,963)	9,834	(4,003)
Non-GAAP net loss	$(11,880)	$(22,119)	$(43,202)	$(59,238)
(1) In 2018, adjustments to other expense (income), net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other (expense) income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss. These financial instruments were not held in the prior period. The prior period adjustment to other expense (income), net reflects items classified as other (expense) income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement for the DAx disposition.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Condensed Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(73,939)	$(27,701)
Net cash (used in) provided by investing activities	$(9,630)	$7,404
Net cash provided by (used in) financing activities	$93,798	$(5,202)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,140)	$595

Our principal uses of cash historically consisted of cash paid for payroll and other operating expenses and payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customer base. We have incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation, subsequent audit and compliance efforts relating to the filing of our 2015, 2016 and 2017 Consolidated Financial Statements included in the 2017 10-K filed on March 23, 2018.
As of September 30, 2018, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $54.2 million, including $6.3 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our financial statements, resulted in a need to secure long-term financing. In January 2018, we issued $150.0 million in Notes as described below to support our anticipated liquidity requirements and provide capital for future investment. In May 2018, we issued an additional $50.0 million in Notes as described below. In addition, on July 9, 2018, the Virginia Circuit Court dismissed the final derivative actions and the $10.1 million of insurance proceeds held in escrow were released to us. We believe that our sources of funding are sufficient to satisfy our currently anticipated requirements for at least the next twelve months. We continue to be focused on maintaining flexibility in terms of sources, amounts and the timing of any potential transaction in order to best position us for future success. Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and legal proceedings.
Restricted cash represents our requirement to collateralize outstanding letters of credit, certain capital lease obligations, lines of credit related to certain of our corporate credit card programs, as well as certain international treasury exposure. As of September 30, 2018 and December 31, 2017, we had $6.3 million and $7.3 million of restricted cash, respectively.
Credit Facility
On September 26, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent and lead lender, and certain other lenders for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date for the revolving credit facility was September 26, 2018. On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A., as administrative agent, and other lenders. At the time of termination, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of September 30, 2018, no letters of credit remain outstanding under the Credit Agreement.
On June 1, 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of September 30, 2018, $3.1 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
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
The Notes mature on January 16, 2022 (the “Maturity Date”). Based upon the determination of the Conversion Price, interest on the Notes will accrue at 6.0% per year through January 30, 2019. On each of January 30, 2019, January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. Interest on the Notes is payable, at our option, in cash, or, subject to certain conditions, through the issuance by us of additional shares of Common Stock (the “PIK Interest Shares”). Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-weighted average trading prices of the Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date. For additional information on the interest rate reset feature of the Notes, refer to Item 3, Quantitative and Qualitative Disclosures About Market Risk.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20 million) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the debt covenants as of September 30, 2018. Based on our current plans, we do not currently anticipate any breach of these covenants that would result in an event of default under the Notes. Our liquidity could be negatively affected in the event of a default under the Notes.
On August 8, 2018, we and Starboard amended the Notes in order to provide us with additional financial flexibility. Specifically, through March 31, 2019, the minimum cash balance required to be maintained by us has been reduced from $40.0 million to $20.0 million, subject to certain limitations. In connection with and as consideration for this modification, and pursuant to the amendment, we issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, the terms of which are identical to the terms of the Notes, except with regard to the date from which interest thereon shall begin to accrue, which is August 8, 2018. We filed a registration statement on Form S-1 with the SEC for registration of the shares underlying the Notes, potential PIK Interest Shares, and warrants. The registration statement on Form S-1 was declared effective on October 16, 2018.
We filed a registration statement on Form S-1 with the SEC for registration of the shares underlying the Notes, potential PIK Interest Shares, and warrants issued to Starboard. The registration statement on Form S-1 was declared effective as of October 16, 2018.
Under the agreements with Starboard, we have the right to conduct a rights offering (the "Rights Offering"), which would be open to all of our stockholders, for up to $150.0 million in senior secured convertible notes (the "Rights Offering Notes"). Subject to the terms of the Rights Offering, if undertaken, we would distribute to all of our stockholders' rights to acquire Rights Offering Notes. Stockholders of the Company who elect to participate in the Rights Offering would be allowed to elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon will begin to accrue and the maturity date thereof (which would be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one of more backstop commitment agreements, pursuant to which they would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of the Option Notes purchased. We are not obligated to undertake the Rights Offering, and there is no assurance that the Rights Offering will be commenced or completed.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our Ratings and Planning, Analytics and Optimization, and Movies Reporting and Analytics products and services. Our primary uses of cash from operating activities include personnel costs, data and infrastructure to develop our products and services and support the anticipated growth in our business and customers using our products. We have also incurred significant professional fees relating to the Audit Committee's investigation, subsequent audit and compliance efforts and related litigation.
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
Net cash used in operating activities for the nine months ended September 30, 2018 was $73.9 million compared to net cash used of $27.7 million for the nine months ended September 30, 2017. The increase in cash used in operating activities during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily attributable to a $72.7 million increase in payments of our outstanding liabilities, driven by investigation and audit related expenses incurred.
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

Net cash used in investing activities for the nine months ended September 30, 2018 was $9.6 million compared to net cash provided by investing activities of $7.4 million for the nine months ended September 30, 2017. This increase in cash used in investing activities was mainly attributable to costs of $7.4 million to develop internal-use software, offset by a $5.4 million decrease in purchases of property and equipment. In addition, the nine month period ended September 30, 2017 included $15.0 million in cash provided related to the maturity and sale of investments.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2018 was $93.8 million compared to net cash used in financing activities of $5.2 million during the nine months ended September 30, 2017. The change was largely due to the cash proceeds of $100.0 million from the issuance of the Notes. These proceeds were offset by debt issuance costs and the use of $4.7 million of cash to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards and exercise of stock options.
Contractual Payment Obligations
On May 30, 2018, we entered into an amendment with the landlord of our corporate headquarters, extending the lease term which was scheduled to expire on July 31, 2022. Pursuant to the terms of the extension, the new lease term will begin on August 1, 2022 and will expire on July 31, 2027. Refer to Footnote 9, Commitments and Contingencies.
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
2018 Equity and Incentive Compensation Plan
Our stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at our 2018 Annual Meeting of Stockholders. Under the 2018 Plan, we may grant option rights, appreciation rights, restricted stock, restricted stock units, performance shares and performance units up to 10,650,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than of option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled for cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of Option Rights or Appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of Option Rights or Appreciation Rights. Additionally, if, after December 31, 2017, any shares of Common Stock subject to an award granted under the 2007 Equity Incentive Plan (the "2007 Plan") are forfeited, or an award granted under the 2007 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, be available for awards under the 2018 Plan at a rate of one share for every one share subject to such award.
On June 5, 2018, our Compensation Committee approved and awarded 2,078,151 restricted stock units under the 2018 Plan to employees, directors and certain consultants that were recommended in 2016, 2017 and 2018. The closing sales price of our Common Stock on Nasdaq on June 5, 2018 was $24.23. Upon the grant of these awards, we recognized $21.1 million in stock-based compensation expense during the second quarter of 2018. Refer to Footnote 7, Stockholders' Equity.
During the third quarter of 2018, the Company's Compensation Committee approved and awarded 460,175 time-based RSUs and 149,705 performance-based RSUs under the 2018 Plan to employees and directors. We recognized $6.3 million and $31.2 million in stock-based compensation expense related to these and prior awards during the three and nine months ended September 30, 2018, respectively. Time-based RSUs generally vest after three to four years contingent on continued service, and performance-

based RSUs generally vest after three years based on achievement of pre-established revenue and adjusted EBITDA goals. Refer to Footnote 7, Stockholders' Equity.
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
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. Other than our accounting policy for revenue recognition, which was updated as a result of the adoption of ASC 606, Revenue from Contracts with Customers, there have been no material changes to our existing critical accounting policies during the three and nine months ended September 30, 2018 from those disclosed in our 2017 10-K. Refer below to the discussion of our current revenue recognition accounting policy.
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

Refer to Footnote 2, Summary of Significant Accounting Policies for the impact of adopting Topic 606 on our Condensed Consolidated Financial Statements for the period ended September 30, 2018.

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
The interest reset feature of the Notes increases the risk that interest charges could increase materially. Based on the $202.0 million aggregate principal Notes outstanding, each 1.0% increase in the interest rate on the Notes would increase our annual interest expense by $2.0 million. As of September 30, 2018, the VWAP of our Common Stock for the immediately preceding ten consecutive trading days was $19.76, which would equate to a 1.58 Conversion Premium and, accordingly, would result in a 12.0% annual interest rate on the outstanding Notes if September 30, 2018 were an Interest Reset Date. An interest rate increase from 6.0% to 12.0% would result in an approximately $12.1 million increase in interest expense over the next twelve months and, assuming that the interest rate remained at 12.0% for each successive Interest Reset Date, approximately $40.5 million through the maturity date of the Notes, which is January 16, 2022. As discussed in Footnote 3, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares.
Derivative financial instruments
As described below, the interest reset feature and the change of control conversion premium feature of the Notes represent complex derivative financial instruments. These derivatives are not considered hedging instruments. We engage third party experts to assist management in determining the fair value of our derivative financial instruments and to perform review procedures over the models and assumptions used to determine the fair value of these derivative financial instruments. For additional information on the determination of fair value, including the assumptions used in those determinations, refer to Footnote 3, Long-term Debt and Footnote 4, Fair Value Measurements. As of September 30, 2018, the fair value of our outstanding derivative financial instruments of $21.8 million was recorded as financing derivatives within the Condensed Consolidated Balance Sheets.
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
The fair value of our change of control derivative liability relates to a change of control conversion premium feature of the Notes whereby, upon the occurrence of certain change of control transactions, a Note holder would have the right to require the Company to redeem all or any portion of such holder’s outstanding Notes for cash at a price determined in accordance with the terms of the Notes. Generally, as our stock price decreases, the fair value of the derivative liability will increase, although not in a linear relationship. Over time, the value of the change of control derivative liability will decrease based on the previously disclosed make-whole change of control premium multiplier table.
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
Our management, including our principal executive officer and our principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our management concluded that as of September 30, 2018, these disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A, "Controls and Procedures" of our 2017 10-K.
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
Revenue Accounting
During 2017 and through the first nine months of 2018, in order to strengthen the internal controls with respect to our revenue accounting, we have:

•
Designed and implemented compensating controls to mitigate the risk of material misstatement related to revenue that exists due to our revenue contract complexity and dependency on manual processes, multiple accounting systems, and technologies that require modernization;

•	Designed and implemented controls to facilitate timely and accurate accounting for contracts in our international operations;

•
Improved accounting processes in-country, including consolidation of third-party accounting services, clarification of in-country roles and responsibilities, and headquarters-level oversight and review of financial information and reconciliations;

•	Increased the number of staff and level of expertise in the revenue and technical accounting groups;

•	Implemented enhanced training on policies, procedures, controls, and products for revenue accounting and technical staff; and

•	Transitioned revenue accounting functions that were previously performed by consultants to our internal accounting teams.
Business Combinations and Significant Asset Acquisitions
During 2018, in order to strengthen the internal controls with respect to a potential business combination or significant asset acquisition, we have:

•	Developed a new and enhanced policy for accounting for business combinations;

•	Adopted a reservation of authority policy requiring Board of Directors approval for any business combinations or significant asset acquisitions; and

•
Performed an assessment of the finance department's technical accounting competencies and capabilities to evaluate and properly account for a proposed business combination or asset acquisition, including evaluation of key assumptions in forecasts to support the value for any business combinations and asset acquisitions.

We believe the design of our controls and staff technical expertise over business combinations and asset acquisitions effectively mitigate the risks of material misstatements in this area.
Financial Close and Reporting
During 2017 and through the first nine months of 2018, in order to strengthen the internal controls with respect to our financial close and reporting processes, we have:

•	Designed and implemented controls to mitigate risks associated with manual processes and complex accounting transactions;

•	Increased the number, experience level and skills of the personnel involved in our general ledger and financial reporting functions through hiring and improved training programs;

•	Aligned our team and closing processes to reduce the amount of time it takes to complete the close cycle;

•
Added additional corporate level reviews of our financial results within both domestic and international subsidiaries, including more robust analysis of fluctuations, to improve our ability to review, understand and analyze our financial results, trends and key performance metrics;

•	Enhanced and strengthened our documentation and review procedures relating to our key account reconciliations, including additional supervisory controls;

•	Developed a responsibility matrix to facilitate oversight and responsibility over the financial close, and increased communication of accountability; and

•	Transitioned to our internal accounting teams close processes and procedures that were previously performed by outside parties.
Tax Accounting
During 2017 and through the first nine months of 2018, in order to strengthen the internal controls with respect to our tax accounting, we have:

•	Designed and implemented new quarterly and annual control processes over our tax positions and processes;

•	Hired additional tax personnel to facilitate timely execution of controls; and

•
Engaged an external accounting firm to provide an additional layer of review over our tax reporting process, including the review of our quarterly and annual income tax provision calculations as well as our annual U.S. federal and material state income tax returns.

We will continue to evaluate the results of our control assessments and testing procedures to determine whether the new controls have been designed appropriately, are operating effectively, and whether the material weaknesses described in Item 9A, "Controls and Procedures" of the 2017 10-K have been remediated. We expect that our remediation efforts will continue through 2018, with the goal to remediate all material weaknesses by year-end 2018.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed below and in Item 1A "Risk Factors" of our 2017 10-K. The risks identified below and in our 2017 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you may lose part or all of your investment. The risks described below and in our 2017 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
We have identified deficiencies in our internal control over financial reporting which resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of December 31, 2017 and our disclosure controls and procedures were not effective as of September 30, 2018. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.
We have concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to material weaknesses in our control over financial reporting, all as described in Item 9A, "Controls and Procedures," of the 2017 10-K and Item 4, "Controls and Procedures" of this report. While we initiated meaningful remediation efforts during 2016 and 2017 and have continued to make progress in 2018 to address the identified weaknesses, we were not able to fully remediate our material weaknesses in internal controls as of September 30, 2018, and we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of December 31, 2018. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to expand, train, retain and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time.
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
The filing of our 2017 10-K may not make us "current" in our Exchange Act filing obligations, which means we retain certain potential liability and may not be eligible to use certain forms or rely on certain rules of the SEC.
On March 23, 2018, we filed the 2017 10-K, which constituted a "comprehensive" Annual Report on Form 10-K, or "Super 10-K", and contains our audited consolidated balance sheets as of December 31, 2017 and 2016 and the related audited consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2017, 2016 and 2015, along with selected unaudited condensed consolidated financial data for the years ended December 31, 2014 (restated) and 2013 (restated). Concurrently with filing our 2017 10-K, we filed unaudited quarterly and year to date condensed consolidated financial statements and quarterly reports for each of the quarters ended March 31, June 30, and September 30, 2017 (collectively, the "2017 10-Qs"). We followed previously issued guidance from the staff of the SEC's Division of Corporation Finance (the "Staff") with respect to filing a comprehensive annual report on Form 10-K where issuers have been delinquent in meeting their periodic reporting requirements with the SEC. In accordance with such guidance, our filing of the 2017 10-K does not necessarily mean that the Staff will conclude that the Company has complied with all applicable financial statement requirements or complied with all reporting requirements of the Exchange Act, nor does it foreclose any enforcement action by the SEC with respect to the Company's disclosure, filings or failures to file reports under the Exchange Act. We have not amended, and do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. We also do not intend to file separate Annual Reports on Form 10-K for the years ended December 31, 2015 and December 31, 2016 or Quarterly Reports for the 2016 interim periods. Without the missing reports, investors may not be able to review certain financial and other disclosures that would have been contained in those reports. We have been current in our periodic reporting requirements since the filing of the 2017 10-K.
On August 15, 2018, the Company received a comment letter from the Staff. The comments were issued with respect to the Staff's review of the 2017 10-K, and related to our interpretation of the previously issued guidance from the Staff with respect to filing a comprehensive annual report on Form 10-K, such as the 2017 10-K, and our decision not to file separate annual reports on Form 10-K for the years ended December 31, 2015 and 2016, or to amend the previously filed quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2015. The Company submitted a written response to the Staff's comment letter on August 29, 2018 and has been engaged in subsequent communications with respect to the comments, which have not yet been resolved. As of the date of filing of this report, the Staff continues to review the Company's responses and, therefore, the comments remain unresolved.
The interest rate reset feature of our Notes subjects us to interest rate risk, which could cause our debt service obligations to increase.
We are subject to interest rate risk as a result of the interest rate reset feature of our $202.0 million aggregate principal amount of Notes outstanding. The interest rate on our Notes is currently 6.0% per year and resets at each of January 30, 2019, January 30, 2020 and February 1, 2021 (each an "Interest Reset Date"), based on the then-applicable conversion premium, which is calculated by dividing the conversion price of the Notes (set at $31.29) by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). Generally, as the conversion premium increases, the interest rate increases, and as the conversion premium decreases, the interest rate decreases. We have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares rather than cash. If the interest rate on our Notes increases and we elect to pay interest in cash, our interest expense will increase and our net income and cash flow will be negatively affected, which could have a material adverse effect on our liquidity, financial condition and results of operations.
Based on the $202.0 million aggregate principal amount of Notes outstanding, each 1.0% increase in the interest rate on the Notes would increase our annual interest expense by $2.0 million. As of September 30, 2018, the VWAP of our Common Stock for the immediately preceding ten consecutive trading days was $19.76, which would equate to a 1.58 conversion premium and, accordingly, would result in a 12.0% interest rate on the Notes if September 30, 2018 were an Interest Reset Date. An interest rate increase from 6.0% to 12.0% would result in an approximately $12.1 million increase in interest expense over the next twelve months and, assuming that the interest rate remained at 12.0% for each successive Interest Reset Date, approximately $40.5 million through the maturity date of the Notes, which is January 16, 2022. We are unable to forecast with any certainty the conversion premium as of the next Interest Reset Date and as a result, there can be no assurances that the interest rate on the Notes will increase, decrease, or remain at its current rate.
We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain reliable data from these suppliers or if third parties place additional restrictions on our use of such data.
We rely on third-party data sources for information usage across the media platforms that we measure, as well as demographics about the people that use such platforms. The availability and accuracy of this data is important to the continuation and development of our products and the performance of our obligations to customers. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards or otherwise satisfactorily perform services, increase the price they charge us for the data or refuse to license the data to us. Additional restrictions on third-party data could limit our ability to include that data in certain products, which could lead to decreased commercial opportunities for certain products as well as loss of customers, sales credits, refunds or liability to our customers. To comply with any additional restrictions, we may be required to implement certain additional technological and manual controls that could put pressure on our cost structure and could affect our pricing. Supplier consolidation and increased pricing for additional use cases could also put pressure on our cost structure and our ability to meet obligations to our customers. We may be required to enter into vendor relationships, strategic alliances, or joint ventures with some third parties in order to obtain access to the data sources that we need. If our partners do not apply rigorous standards to their data collection methodology and actions, notwithstanding our best efforts, we may receive third-party data that is inaccurate, defective, or delayed. If third-party information is not available to us on commercially reasonable terms, or is found to be inaccurate, it could harm our products, our reputation, and our business and financial performance.
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
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2018
As described in Footnote 3, Long-term Debt, on January 16, 2018, we entered into certain agreements with Starboard, pursuant to which, among other things, we issued and sold to Starboard $150.0 million of senior secured convertible notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. In addition, under the agreements, we granted to Starboard an option (the "Notes Option") to purchase up to an additional $50.0 million of senior secured convertible notes (the "Option Notes," and together with the Initial Notes, the "Notes") and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million in Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million, pursuant to Starboard's exercise in full of the Notes Option.
On August 8, 2018, we and Starboard entered into an amendment to the terms of the outstanding senior secured convertible notes to reduce the requirement thereunder to maintain certain minimum cash balances. In connection with, and as consideration for, this modification we issued to Starboard $2.0 million of additional senior secured convertible notes, the terms of which are identical to the Notes, except with regard to the date from which interest thereon shall begin to accrue, which is August 8, 2018. As a result, as of September 30, 2018, there were $202.0 million of senior secured convertible notes outstanding.
These transactions were effected under a private placement exemption for accredited investors, pursuant to Regulation D under the Securities Act of 1933, as amended. For additional information, including the terms of conversion or exercise of the securities sold to Starboard, refer to Footnote 3, Long-term Debt.
(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2018, we repurchased or withheld shares of Common Stock in connection with the following:

i.
Shares withheld to satisfy minimum statutory withholding tax obligations due upon the vesting of certain restricted stock units and exercise of certain stock options, which shares were valued at the then current fair market value of the shares.

	Total Number of Shares Purchased or Withheld		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Repurchased Under the Plans or Programs (1)
July 1 - July 31, 2018	141	(2)	$20.61	—	$—
August 1 - August 31, 2018	2,691	(2)	18.99	—	—
September 1 - September 30, 2018	14,796	(2)	19.69	—	—
Total	17,628		$19.59	—	$—

(1)
During the three months ended September 30, 2018, there were no shares purchased pursuant to our share repurchase programs. On March 5, 2016, our Board of Directors suspended the share repurchase program indefinitely.

(2)
Shares withheld to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock units and exercise of certain stock options. For restricted stock units and stock options, these amounts do not represent issued shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.1
Second Amendment to Senior Secured Convertible Notes, dated as of August 8, 2018, by and between comScore, Inc. and each of the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 9, 2018) (File No. 001-33520)

10.2*	Form of Performance Restricted Stock Units Award Agreement for CEO/President

10.3*	Form of Restricted Stock Units Award Agreement for CEO/President

10.4*	Form of Performance Restricted Stock Units Award Agreement for Employees

10.5*	Form of Restricted Stock Units Award Agreement for Employees

10.6*	Form of Restricted Stock Units Award Agreement for President (Sign-On Award)

10.7*
Employment Agreement, dated September 4, 2018, by and between comScore, Inc. and Sarah Hofstetter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 10, 2018) (File No. 001-33520)

10.8*	Form of Change of Control and Severance Agreement (CFO) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.9*
Form of Change of Control and Severance Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

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
November 8, 2018