Form 10-K
period 2018-12-31
COMSCORE, INC.
filed 2019-03-01
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
Form 10-K
___________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33520
________________________________________________________________
 COMSCORE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1955550	11950 Democracy Drive, Suite 600 Reston, Virginia 20190	(703) 438-2000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None.
_________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $824.6 million (based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant’s common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 25, 2019, there were 59,466,150 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Annual Report on Form 10-K, or 10-K, including the information contained in Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-K, and the information incorporated by reference in this 10-K, that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt, whenever possible, to identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” "might," “expect,” “plan,” “anticipate,” “believe,” “estimate,” "target," "goal," "predict,” “intend,” “potential,” “continue,” “seek” and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing or capital expenditures, expectations regarding liquidity and compliance with financing covenants, expectations regarding the introduction of new products, effects of restructuring actions, regulatory compliance and expected changes in the regulatory landscape affecting our business, internal control improvements, expected impact of litigation and regulatory proceedings, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-K regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, “Risk Factors” of this 10-K and elsewhere within this report, and the risk factors identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC, as well as factors that cannot be predicted or quantified.
We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this 10-K. You should carefully review the risk factors described in this 10-K and in other documents that we file from time to time with the SEC. Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this 10-K, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements.

i

EXPLANATORY NOTE
Unless the context requires otherwise, references in this 10-K to “Comscore,” “we,” “us,” the “Company” and “our” refer to comScore, Inc. and its consolidated subsidiaries. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, Essentials®, Box Office Essentials®, OnDemand Essentials®, OnDemand Everywhere®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our Company and our subsidiaries.  We file and maintain trademark protection for our products and services.  All trademarks and trade names appearing in this 10-K are the property of their respective holders.
Certain Information Included in this 10-K
This 10-K includes selected consolidated financial data as of, and for the year ended, December 31, 2015. This data has been derived from our audited Consolidated Financial Statements, which were adjusted from the unaudited information previously furnished in our Current Report on Form 8-K on February 17, 2016. This 10-K also includes selected consolidated financial data as of, and for the year ended, December 31, 2014, which has been derived from our unaudited Consolidated Financial Statements, which were prepared on the same basis as our audited financial statements and reflect adjustments to our previously filed Consolidated Financial Statements. Item 6, "Selected Financial Data" of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K") sets forth information regarding the applicable adjustments or restatements of our financial results for 2015 and 2014. Footnote 1, Organization, of the Notes to Consolidated Financial Statements contained in the 2017 10-K sets forth information regarding the applicable adjustments and restatement of our stockholders' equity as of January 1, 2015.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our Consolidated Financial Statements. Accordingly, as disclosed in our Current Reports on Form 8-K filed September 15, 2016 and November 23, 2016, the Company's (i) previously issued, unaudited quarterly and year-to-date Consolidated Financial Statements for the quarters ended March 31, June 30 and September 30, 2015 filed on Quarterly Reports on Form 10-Q on May 5, August 7, and November 6, 2015, respectively, (ii) previously issued, audited Consolidated Financial Statements for the years ended December 31, 2014 and 2013 filed on Annual Reports on Form 10-K on February 20, 2015 and February 18, 2014, respectively (including the interim periods within those years) and (iii) preliminary unaudited Consolidated Financial Statements for the quarter and year ended December 31, 2015 included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016, should no longer be relied upon, nor should any related reports of our independent registered public accounting firm be relied upon. Investors should rely only on the financial information and other disclosures, including the adjusted or restated financial information, included in the 2017 10-K and subsequent filings, as applicable, and should not rely on any previously furnished or filed reports, earnings releases, guidance, investor presentations, or similar communications, including regarding the Company's customer count and validated Campaign Essentials (or vCE) products, regarding these periods.
Background of Audit Committee Investigation and Subsequent Management Review
In February 2016, the Audit Committee ("Audit Committee") of the Comscore Board of Directors ("Board") commenced an internal investigation, with the assistance of outside advisors, into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and certain employment practices. As a result of the issues identified in the investigation and management's subsequent review, on September 12, 2016, the Audit Committee concluded that the Company could no longer support the prior accounting for non-monetary contracts recorded by the Company during 2013, 2014 and 2015. As a result, the Company concluded that the Consolidated Financial Statements and related financial information contained in the previously filed or furnished reports listed above should no longer be relied upon.
On November 23, 2016, in a Current Report on Form 8-K, the Company reported that the Audit Committee's investigation was complete and had concluded that, as a result of certain instances of misconduct and errors in accounting determinations, adjustments to the Company's accounting for certain non-monetary and monetary transactions were required. As a result of the Audit Committee's conclusions and observations, the Company began a process of reviewing substantially all of its accounting policies, significant accounting transactions, related party transactions, and other financial, internal control and disclosure matters. In addition to the above-referenced adjustments related to revenue and expenses associated with non-monetary transactions, we also concluded that the accounting treatment for certain monetary transactions, certain business and asset acquisitions, our deferred tax assets and other accounting matters required adjustments. The Audit Committee's investigation and this review also identified various material weaknesses in internal control, including in our entity level controls and in certain accounting practices, all as described under Item 9A, "Controls and Procedures," in the 2017 10-K. For further information regarding the specific adjustments resulting from the investigation and subsequent management review, refer to Item 6, "Selected Financial Data," in the 2017 10-K.

ii

PART I

ITEM 1.	BUSINESS
Overview
We are a global information and analytics company that measures consumer audiences and advertising across media platforms. We create our products using a global data platform that combines information about content and advertising consumption on digital platforms (smartphones, tablets and computers), television ("TV") and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide accredited audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include buyers and sellers of advertising including digital publishers, television networks, content owners, advertisers, agencies and technology providers.
The platforms we measure include televisions, smartphones, computers, tablets, over-the-top ("OTT") devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile applications ("apps"), video games, television and movie programming, electronic commerce ("e-commerce") and advertising.
We are a Delaware corporation headquartered in Reston, Virginia with principal offices located at 11950 Democracy Drive, Suite 600, Reston, VA 20190. Our telephone number is 703-438-2000.
Key Developments in 2018
Leadership Changes
On April 23, 2018, we announced the appointment of Bryan J. Wiener as our Chief Executive Officer ("CEO"), effective May 30, 2018. Upon the effective date of the CEO appointment, our President and Executive Vice Chairman William Livek stepped down as President and assumed the role of Vice Chairman and special advisor to the CEO. On September 5, 2018, we announced the appointment of Sarah Hofstetter as President, effective October 4, 2018.
Relisting on NASDAQ
On May 30, 2018, The Nasdaq Stock Market LLC approved our application for relisting on The Nasdaq Global Select Market ("Nasdaq") and the Company's common stock, par value $0.001 per share ("Common Stock") began trading on Nasdaq effective June 1, 2018.
2018 Convertible Notes Financing
In January 2018, we entered into certain agreements with funds affiliated with or managed by Starboard Value LP ("Starboard") pursuant to which we (i) issued $150.0 million in senior secured convertible notes to Starboard in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock, (ii) granted Starboard the option to acquire up to an additional $50.0 million of convertible notes, (iii) agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock and (iv) have the right to conduct a rights offering, open to all our stockholders, for up to an additional $150.0 million in convertible notes. On May 17, 2018, Starboard exercised its option to purchase an additional $50.0 million of convertible notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. In August and November 2018, we issued an aggregate of $4.0 million in convertible notes to Starboard, bringing the total principal balance of convertible notes held by Starboard as of December 31, 2018 to $204.0 million.
The convertible notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances and (v) the timely filing of certain disclosures with the SEC.
For additional information about the terms of the convertible notes, refer to Footnote 5, Long-term Debt. For additional information about our relationship with Starboard, refer to Footnote 16, Related Party Transactions.
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
To expand our global presence in Latin America and Europe, respectively, we acquired Certifica in 2009 and NedStat in 2010. To enhance our product offerings and expand our presence in certain markets, we acquired ARS in 2010, M.Labs, LLC in 2014, Proximic, Inc. in 2015, and Compete, Inc. ("Compete") in 2016. As consumer media consumption and the availability of television and video programming expanded across a myriad of consumer devices, the ability to measure this dynamic cross-platform world became more important for buyers and sellers of advertising. In response, we partnered with ESPN and Arbitron to pioneer a cross-platform measurement solution, and in 2015 launched Xmedia, a syndicated cross-platform measurement product. Arbitron was later acquired by Nielsen Holdings N.V. ("Nielsen"), and we continue to have access to legacy Arbitron data through a 2013 license agreement with Nielsen. This cross-platform measurement strategy led to our 2015 strategic alliance with WPP plc (together with its affiliates, "WPP"), one of the largest communications services businesses in the world, and the 2016 merger with Rentrak Corporation ("Rentrak"), a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Following the Rentrak merger, we now have access to millions of television and video on demand ("VOD") screens and the ability to measure box office results from movie screens across the world. We also have an opt-in Total Home Panel, which enables measurement of household devices that use a home’s internet connection, whether traditional mobile and computer devices, streaming media devices, gaming consoles or Internet of Things ("IOT") devices, which may include devices such as smart speakers, thermostats, and appliances.
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
Data Collection
The following collection methods illustrate our extensive data sourcing:

•
We collect data from proprietary consumer panels that measure the use of computers, tablets and smartphones that access the internet. These panelists have agreed to install our passive metering software on their devices, home network or both.

•
We collect data from our near-census digital network whereby content publishers implement our software code (referred to as "tagging") on their websites, in mobile applications and video players to provide us usage information.

•	We license certain demographic and behavioral mobile and panel data from third-party data providers.

•	We obtain U.S. television viewership information from satellite, telecommunications and cable operators covering millions of television and VOD screens.

•	We measure gross receipts and attendance information from movie screens across the world.

•	We integrate our digital and television viewership information with other third-party datasets that include consumer demographic characteristics, attitudes, lifestyles and purchase behavior.

•	We integrate many of our services with ad serving platforms.

•	We utilize knowledgeable in-house industry analysts that span verticals such as pharmaceuticals, media, finance, consumer packaged goods and political information to add value to our data.

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
Product Delivery
We deliver our products and services through diverse methods to meet the needs of our customers. These include Software-as-a-Service delivery platforms, application programming interface and other data feeds that integrate directly with customer systems, and integrations with advertising technology providers such as data management platforms and demand-side platforms that enable data management, ad management and programmatic ad trading.
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
Our products and services are organized around three solution groups that address customer needs:

•
Ratings and Planning products and services that provide measurement of the behavior and characteristics of audiences of content and advertising across television and digital platforms including computers, tablets, smartphones, and other connected devices;

•	Analytics and Optimization products and services that include activation, lift and survey-based analytics products; and

•
Movies Reporting and Analytics products and services that measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.

We categorize our revenue along these three solution groups; however, our shared cost structure is defined and tracked by function and not by our solution groups. These shared costs include employee costs, operational overhead, data centers and our technology that supports our product offerings.
For a discussion of our change to these three solution groups (from our previous four offerings) during 2018, refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

Ratings and Planning products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, time shifted/recorded, online or on-demand. These products and services include:

•
Media Metrix and Mobile Metrix, which measure websites and apps on computers, smartphones and tablets across dozens of countries, are leading currencies for online media planning and enable customers to analyze audience size, reach, engagement, demographics and other characteristics. Publishers use Media Metrix and Mobile Metrix to demonstrate the value of their audiences and understand market dynamics, and advertisers and their agencies use Media and Mobile Metrix to plan and execute effective marketing and content campaigns. These products also provide competitive intelligence such as cross-site visiting patterns, traffic source/loss reporting and local market trends.

•
Video Metrix, which delivers unduplicated measurement of digital video consumption across computer, smartphone, tablet and OTT devices and provides TV-comparable reach and engagement metrics, as well as audience demographics.

•
Plan Metrix, which provides an understanding of consumer lifestyle, buying and other consumption habits, online and offline, by integrating attitudes and interests with online behavior and provides customers with insight into patterns and trends needed to develop and execute advertising and marketing campaigns.

•
validated Campaign Essentials ("vCE"), which validates whether digital ad impressions are visible to humans, identifies those that are fraudulent (e.g., delivered to automated bots or requested by malware), and verifies that ads are shown in brand safe content and delivered to the right audience targets. Advertisers and their agencies use vCE as the basis for negotiating and evaluating campaign performance against their contracts with, and payments to, digital publishers for ad campaigns.

•
Campaign Ratings, which expands upon vCE’s verification of mobile and desktop campaigns with the addition of advertising delivered via OTT and TV and provides unduplicated reporting that enables ad buyers and sellers to negotiate and evaluate campaigns across media platforms.

•
TV Essentials, which combines TV viewing information with marketing segmentation and consumer databases for enhanced audience intelligence. TV Essentials data is also used in analytical applications to help customers better understand the performance of network advertising campaigns.

•
StationView Essentials, which allows customers to better understand consumer viewing patterns and characteristics across local TV stations and cable channels in their market(s) to promote viewership of a particular station and negotiate inventory pricing based on the size, value and relevance of the audience.

•
OnDemand Essentials, which provides multichannel video programming distributors and content providers with transactional tracking and reporting based on millions of television screens and incorporates our advanced audience descriptor, enabling our customers to plan advertising campaigns that more precisely target consumers watching on-demand video content.

•
Cross-Platform Suite, including XMedia and Extended TV (currently in development), which provides the integration of person-level linear TV viewership with digital audience data and enables the creation of cross-platform media plans based on an analysis of de-duplicated reach, engagement and audience overlap across TV and digital platforms using a self-service tool. Customers can simulate cross-platform media planning and share scenarios, understand incremental reach and frequency that digital provides compared to that of linear TV media buys, and simulate various media-mix scenarios to better understand the optimal mix.

Analytics and Optimization products and services provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection. These products are primarily a part of customized data services. These products and services include:

•
Comscore Marketing Solutions, which provide analytics that integrate online visitation and advertising data, TV viewing, purchase transactions, attitudinal research and other Comscore information assets. These custom deliverables are designed to meet client needs in specific industries such as automotive, financial services, media, retail, travel, telecommunications and technology. Applications include path-to-purchase analyses, competitive benchmarking, and market segmentation studies.

•
Lift Models, which measure the impact of advertising on a brand across multiple behavioral and attitudinal dimensions such as brand awareness, purchase intent, online visitation, online and offline purchase behavior and retail store visitation, enabling customers to fine tune campaign strategy and execution.

•	Branded Entertainment Analytics, which measure the impact and value of brand integrations into content such as TV programs.

•	Survey analytics, which measure various types of consumer insights including brand health metrics.

•
Activation Solutions, which use Comscore-collected data about media characteristics and consumption to help our clients enhance their customer interactions, enable clients to ensure that their advertisements appear only in brand-safe, relevant environments, or enrich client databases for use in advanced analytic and media planning applications.

Movies Reporting and Analytics products and services measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide. These products and services include:

•	Box Office Essentials, which provides detailed measurement of domestic and international theatrical gross receipts and attendance, with movie-specific information across the globe.

•
Box Office Analytics, which provides release-date optimization using predictive analytics to estimate the gross revenue potential for future films, long-lead measurement to help gauge the health of a movie’s marketing campaign before theatrical release, and post-release reports of audience demographics and the aspects of each movie that trigger interest and attendance.

•	Swift, which is an electronic box office reporting system that facilitates the flow of reconciled theater-level ticket transactions.

•
Hollywood Software, which provides movie theater distributors and exhibitors with software and infrastructure to manage and control end-to-end processes and equipment for digital cinema exhibition and enables customers to plan releases, program theater screens, and manage payments across multiple theaters.

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

Intellectual Property
Our intellectual property assets are important to protect our business. We protect our innovations and products with numerous patents, trademarks, copyrights, trade secrets, and other intellectual property. In particular, we file for, and seek to acquire patent rights for our innovations and we continue to seek to enhance our patent portfolio through targeted and strategic patent filings and licensing opportunities. We believe that we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally. We will continue to pursue intellectual property opportunities in areas and technologies that we deem to be strategic and appropriate for our business.
Patents
Our patents extend across our data capture and processing techniques and include the following:

•	Data Collection - metering such as biometrics and audio fingerprinting, tagging such as video viewability, browser optimization, IP obfuscation and TV-off measurement methodology.

•
Data Processing - traffic and content categorization, demographic attribution, ad effectiveness measurement, data overlap and fusion, invalid traffic detection, data weighting, projection and processing of return path data.

Trademarks
We file and maintain trademark protection for our products and services. We rely on trademarks and service marks to protect our intellectual property assets and believe these are important to our marketing efforts and the competitive value of our products and services. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, Essentials®, Box Office Essentials®, OnDemand Essentials®, OnDemand Everywhere®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our Company and our subsidiaries. All trademarks and trade names appearing in this 10-K are the property of their respective holders.

Licenses
We license data from third-party providers across the media platforms that we measure. Our licenses include a 2013 agreement with Nielsen to license certain Arbitron data used in our cross-platform solutions, as well as licenses with satellite, telecommunications and cable operators covering television and VOD viewership data, third-party scheduling datasets and data matching partners, and agreements with providers of demographic and behavioral mobile and panel data. See "Our Approach to Media Measurement - Data Collection" above for a discussion of our data sourcing.
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

•	Online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, Google and Facebook;

•	Companies that provide digital advertising technology point solutions, including DoubleVerify, Integral Ad Science, Moat (owned by Oracle), and WhiteOps;

•	Companies that provide audience measurement and competitive intelligence across digital platforms, including Nielsen, SimilarWeb, and App Annie;

•	Analytical services companies that provide customers with detailed information about behavior on their own websites, including Adobe Analytics, IBM Digital Analytics and WebTrends Inc.;

•	Companies that report Smart TV data such as Vizio, Alphonso, VideoAmp and Samba TV; and

•	Companies that provide consumers with TV and digital services such as AT&T and Comcast.
We compete based on the following principal factors:

•	The ability to provide accurate measurement of digital audiences across multiple digital platforms;

•	The ability to provide TV audience measurement based on near-census data that increases accuracy and reduces variability;

•	The ability to provide de-duplicated audience measurement across platforms;

•	The ability to provide actual, accurate and reliable data regarding audience behavior and activity in a timely manner, including the ability to maintain large and statistically representative panels;

•	The ability to provide reliable and objective third-party data that, as needed, is able to receive industry-accepted accreditation;

•	The ability to adapt product offerings to emerging digital media technologies and standards;

•	The breadth and depth of products and their flexibility and ease of use;

•	The availability of data across various industry verticals and geographic areas and expertise across these verticals and in these geographic areas; and

•	The ability to offer products that meet the changing needs of customers.
We believe we compete favorably on these factors and that our vision and investments in the future of media measurement across platforms will deliver products and services that our customers will continue to trust and value.
Government Regulation and Privacy
U.S. and international data security and privacy laws apply to our various businesses. We have programs in place to detect, contain and respond to data security incidents; however, increasing technology risks or unauthorized users who successfully breach our network security could misappropriate or misuse our proprietary information or cause interruptions in our services. Many countries have data protection laws with different requirements than those in the U.S. and this may result in inconsistent requirements and differing interpretations across jurisdictions. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws such as the California Consumer Privacy Act ("CCPA"), Brazil's General Data Protection Law ("LGPD") and the General Data Protection Regulation ("GDPR") in Europe and industry self-regulatory codes have been enacted, and more are being considered that will affect our ability (and our customers’ ability) to reach current and prospective customers, to respond to individual customer requests under the laws, and to implement our business models effectively. Both the CCPA and LGPD will come into effect in 2020. Similarly, the ePrivacy Regulation, which focuses on certain uses of electronic technologies, is expected to be adopted. The GDPR took effect in May 2018 and includes additional requirements regarding the collection and handling of individuals’ personal data. Failure to meet the GDPR requirements, or privacy requirements in other jurisdictions, could result in substantial penalties.
We participate in the EU-U.S. Privacy Shield Framework and the Swiss-U.S. Privacy Shield Framework as set forth by the U.S. Department of Commerce regarding the collection, use, and retention of personal information transferred from the European Economic Area and Switzerland to the U.S.  We also monitor actions by the Federal Communications Commission and the Federal Trade Commission, including regulatory developments affecting Internet Service Providers.
Where we receive data from third-party service providers, our contracts with such providers obligate them to meet privacy and data security standards set forth therein, including a requirement to obtain appropriate consent or provide another appropriate legal basis for collection. Our policies and protocols are designed to be consistent with the American Institute of Certified Public Accountants, Inc. ("AICPA") and the Canadian Institute of Chartered Accountants ("CICA") Trust Service Principles criteria for online privacy.
Employees
As of January 31, 2019, we had approximately 1,800 employees. We believe our employee relations are good. Our employees are not represented by labor unions outside of those few countries where union representation is a mandatory practice for doing business.
Locations and Geographic Areas
We are located around the globe with employees in 21 countries. Our primary geographic market is the United States, followed by Europe, Latin America, Canada and Asia. For information with respect to our geographic markets, refer to Footnote 15, Geographic Information, of the Notes to Consolidated Financial Statements.
Executive Officers and Directors
Executive Officers and Executive Director
Bryan J. Wiener has served as our Chief Executive Officer since May 2018 and as a director since October 2017. He served as Executive Chairman of 360i, a digitally led advertising agency, from 2014 to 2018 and previously served as CEO from 2005 to 2013. From 2014 through 2015, Mr. Wiener concurrently served as chairman of Expion, a social content marketing software company. Prior to that, he was Co-CEO of Innovation Interactive, the privately held parent company of 360i and digital media SaaS provider IgnitionOne, from 2004 until it was acquired by Dentsu in 2010. Mr. Wiener holds an M.B.A. from the Stern School of Business at NYU and a B.A. from Syracuse University.
Carol DiBattiste has served as our General Counsel & Chief Privacy and People Officer since January 2017 and as our Chief Compliance Officer since April 2017. Ms. DiBattiste previously held positions at the U.S. Department of Veterans Affairs with the Board of Veterans’ Appeals as Executive in Charge and Vice Chairman from August 2016 to January 2017, and Senior Advisor for Appeals Modernization, Office of the Secretary, from May 2016 to August 2016. Prior to that, Ms. DiBattiste served as Executive Vice President, Chief Legal, Privacy, Security, and Administrative Officer of Education Management Corporation, an operator of for-profit post-secondary educational institutions, from March 2013 through March 2016. She also served as Executive Vice President, General Counsel and Chief Administrative Officer of Geeknet, Inc., an online retailer, from April 2011 through March 2013. Ms. DiBattiste holds an L.L.M., Law from the Columbia University School of Law, a J.D. from Temple University School of Law, and a B.A., Sociology-Criminal Justice from LaSalle University.
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

Sarah Hofstetter has served as our President since October 2018. She previously served as Chairwoman of 360i, a digitally led advertising agency, from May 2018 to October 2018 and as Chief Executive Officer of 360i from October 2013 to April 2018. She concurrently served as a director of the American Association of Advertising Agencies. Before becoming CEO of 360i, Ms. Hofstetter was that company’s President (2010 to 2013) and Senior Vice President of Brand Strategy & Emerging Media (2006 to 2010). Ms. Hofstetter holds a B.A. from Queens College, City University of New York.
Joseph Rostock has served as our Chief Information Officer since September 2017, and as our Chief Information and Technology Officer since January 2018. Mr. Rostock is also the Principal and Founder of AllosLogic, an advisory and executive management services provider founded in 2017. Prior to joining the Company, Mr. Rostock served as Chief Technology Officer of Inovalon, Inc., a cloud-based analytics platform provider, from 2013 to 2017. Mr. Rostock holds a B.A., Radio, Television and Film from Temple University and also completed graduate studies in Computer Science at St. Joseph’s University.
Non-Executive Directors
Brent D. Rosenthal has served as Chairman of the Board since April 2018 and as a director since January 2016. Mr. Rosenthal is the Founder of Mountain Hawk Capital Partners, LLC., an investment fund focused on small and microcap equities in the technology, media, telecom (TMT) and food industries. Mr. Rosenthal has been the Non-Executive Chairman of the board of directors of RiceBran Technologies, a food company, since July 2016. He also served on the board of directors of SITO Mobile, Ltd., a mobile location-based media platform, from August 2016 to July 2018, and as Non-Executive Chairman of its board of directors from June 2017 to July 2018. Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served as the Non-Executive Chairman of Rentrak Corporation from 2011 to 2016. He was Special Advisor to the board of directors of Park City Group from November 2015 to February 2018. Mr. Rosenthal earned his B.S. from Lehigh University and M.B.A. from the S.C. Johnson Graduate School of Management at Cornell University. He is an inactive Certified Public Accountant.
William (Bill) Livek has served as our Vice Chairman since January 2016 and was our President from January 2016 through May 2018. Mr. Livek previously served as Vice Chairman and Chief Executive Officer of Rentrak Corporation, a media measurement and consumer targeting company, from June 2009 until the Company’s acquisition of Rentrak in January 2016. Prior to Rentrak, Mr. Livek was founder and Chief Executive Officer of Symmetrical Capital, an investment and consulting firm; Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Solutions, Inc., a provider of information, analytical and marketing services; and co-President of Experian’s subsidiary Experian Research Services. He holds a B.S. degree in Communications Radio/Television from Southern Illinois University.
Dale Fuller has served as a director since March 2018. Mr. Fuller has served as Chairman of the Board of Directors of MobiSocial, Inc., a Stanford-based technology startup, since January 2013 and as a director of Symantec Corp., a cyber security company, since September 2018. He previously served on the Board of Directors of Quantum Corporation, a data storage and systems manufacturer, from 2014 to 2016; Chairman of the Supervisory Board of AVG Technologies N.V., an Internet security and privacy software company, from 2009 to 2016; and President and Chief Executive Officer of MokaFive, a venture-backed software company, from 2008 to 2013.
Jacques Kerrest has served as a director since June 2017. Mr. Kerrest has served as Executive Vice President and CFO of Intelsat S.A., a communications satellite services provider, since February 2016. Prior to his appointment at Intelsat, he held executive-level roles at numerous leading technology and communications companies, including ActivIdentity Corporation, Virgin Media Inc., Harte-Hanks Corporation and Chancellor Broadcasting Company. Previously, Mr. Kerrest served on the boards of directors of several public companies. Mr. Kerrest received his Master of Science Degree from Faculté des Sciences Économiques in Paris, France, and an M.B.A. from Institut D’Etudes Politiques De Paris in Paris, France as well as the Thunderbird School of Global Management in Glendale, Arizona.
Michelle McKenna has served as a director since October 2017. Ms. McKenna has served as Senior Vice President and Chief Information Officer of the National Football League since September 2012. She has served on the board of directors of RingCentral, Inc., a leading provider of global enterprise cloud communications and collaboration solutions, since March 2015, and Quotient Technology, a digital promotions and media company, since October 2017. She previously served on the board of directors of Insperity, Inc., a professional employer organization, from April 2015 to August 2017. Ms. McKenna holds a B.S. in Accounting from Auburn University and an MBA from the Crummer Graduate School of Business at Rollins College. She was formerly licensed as a Certified Public Accountant in the State of Georgia.
Robert Norman has served as a director since April 2018. Mr. Norman currently serves as a freelance marketing consultant. From 2013 to 2017, Mr. Norman served as Chief Digital Officer of GroupM Worldwide, a global buyer of advertising media, where he oversaw digital strategy and was a member of the Global Executive Committee. He previously served as CEO of GroupM North America from 2011 to 2013. Prior to that, he served in various senior management positions at GroupM and its subsidiaries, including serving as a director at Tempus Group PLC at the time of its acquisition by WPP plc in 2001. Mr. Norman currently serves as a non-executive director of BBC Global News Limited and is a governor of the Center for the Digital Future at USC’s Annenberg School.

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
Available Information
We make our periodic and current reports along with amendments to such reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the SEC. Our website address is www.comscore.com, and such reports are filed under "SEC Filings" on the Investor Relations section of our website. Information contained on our website is not part of this 10-K and is not incorporated herein by reference.
You can read our SEC filings, including this 10-K as well as our other periodic and current reports, on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. You should carefully consider these risk factors, together with all of the other information included herewith, before you decide whether to invest in shares of our Common Stock. The risks identified below could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you may lose part or all of your investment. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Risks Related to Our Audit Committee Investigation and Subsequent Management Review, Consolidated Financial Statements, Internal Controls and Related Matters
We are currently subject to an SEC investigation, the resolution of which could require significant management time and attention, result in significant legal expenses, and result in government enforcement actions, any of which could have a material and adverse impact on our results of operations, financial condition, liquidity and cash flows.
As previously disclosed, the SEC is investigating allegations with respect to the Company regarding revenue recognition, internal controls, non-GAAP disclosures, tone at the top and whistleblower retaliation. We continue to cooperate fully with the SEC. To date, we have incurred significant costs in connection with the SEC investigation, and we expect these costs to continue into 2019. Any related legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We cannot predict what losses we may incur in these matters.
We have entered into indemnification agreements with our current and former directors and certain of our officers, and our amended and restated certificate of incorporation requires us to indemnify each of our directors and officers, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage may not cover all claims that may be brought against us or our current and former directors and officers, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially and adversely affect our business, prospects, results of operations and financial condition.
We cannot guarantee that we will not receive additional inquiries from the SEC, Nasdaq or other regulatory authorities regarding our restated financial statements or matters relating thereto, or that we or our current and former directors and officers will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC, Nasdaq or other regulatory authority, or future claims or proceedings as a result of the restatement or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional costs.
Matters relating to or arising from the restatement and the Audit Committee's investigation, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition.
We have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and we may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment, the impact of the SEC investigation, and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.
We have identified deficiencies in our revenue accounting controls that resulted in a material weakness in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2018. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.
We have concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the existence of a material weakness in revenue accounting controls, and we also concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weakness in our control over financial reporting, as described in Item 9A, "Controls and Procedures" of this 10-K. While we completed meaningful remediation efforts during 2017 and 2018 to address the identified weakness, we were not able to fully remediate it as of December 31, 2018, and we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that our controls are effective as of December 31, 2019. We also cannot provide assurance that the material weaknesses and deficiencies identified in the past will not recur, or that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our operational, information technology, financial systems, compliance and infrastructure procedures and controls, as well as to continue to expand, train, retain and manage our personnel who are essential to effective internal control and compliance. In doing so, we will continue to incur expenses and expend management time.
If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations and penalties or shareholder litigation, and materially and adversely impact our business and financial condition.
The filing of our 2017 10-K may not make us "current" in our Exchange Act filing obligations, which means we retain certain potential liability and may not be eligible to use certain forms or rely on certain rules of the SEC.
On March 23, 2018, we filed the 2017 10-K, which constituted a "comprehensive" Annual Report on Form 10-K, or "Super 10-K," and which contained our audited consolidated balance sheets as of December 31, 2017 and 2016 and the related audited consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2017, 2016 and 2015, along with selected unaudited condensed consolidated financial data for the years ended December 31, 2014 (restated) and 2013 (restated). Concurrently with filing our 2017 10-K, we filed unaudited quarterly and year to date condensed consolidated financial statements and quarterly reports for each of the quarters ended March 31, June 30 and September 30, 2017 (collectively, the "2017 10-Qs"). We followed previously issued guidance from the staff of the SEC's Division of Corporation Finance (the "Staff") with respect to filing a comprehensive annual report on Form 10-K where issuers have been delinquent in meeting their periodic reporting requirements with the SEC. In accordance with such guidance, our filing of the 2017 10-K does not necessarily mean that the Staff will conclude that the Company has complied with all applicable financial statement requirements or complied with all reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"), nor does it foreclose any enforcement action by the SEC with respect to the Company's disclosure, filings or failures to file reports under the Exchange Act. We have not amended, and do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. We also do not intend to file separate Annual Reports on Form 10-K for the years ended December 31, 2015 and December 31, 2016 or Quarterly Reports for the 2016 interim periods. Without the missing reports, investors may not be able to review certain financial and other disclosures that would have been contained in those reports. We have been current in our periodic reporting requirements since the filing of the 2017 10-K.
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
The market for cross-platform products is still developing, and it is uncertain whether these products will achieve or maintain high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products and to continue use of such products on a long-term basis. Factors that may affect market acceptance include:

•	the reliability of cross-platform products;

•	decisions of our customers and potential customers to develop cross-platform solutions internally rather than purchasing such products from third-party suppliers like us;

•	decisions by industry associations in the U.S. or in other countries that result in association-directed awards of measurement contracts to one or a limited number of competitive vendors;

•	the rate of growth in e-commerce and mobile commerce ("m-commerce"), cross-platform focused advertising and continued growth in television and digital media consumption; and

•	public and regulatory concern regarding privacy and data security.
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
If we are unable to gain or maintain access to information measuring a media component or type, or if we are unable to do so on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to cross-platform data, if we have insufficient technology, encounter challenges in our methodological approaches or inadequate source materials to parse the information across such media components to avoid duplications or to do so in a cost-effective manner, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In such event, our business and financial performance may be harmed.
In particular, our acquisition of television data may be reliant on companies that have historically held a dominant market position measuring television to produce industry-accepted measurement across a combination of media platforms. Our competitors, such as Nielsen (with whom we have an agreement, scheduled to expire in 2021, to license certain Arbitron data used in our cross-platform solutions), or other providers may have more leverage with data providers and may be unable or unwilling to provide us with access to quality data to support our cross-platform products. Likewise, our acquisition of digital data may be reliant on large digital publishers that may technologically or legally prevent access to their proprietary platforms for research or measurement purposes. Moreover, as mobile devices and technology continue to proliferate, gaining cost-effective access to mobile data will become increasingly critical, and the difficulty in accessing these forms of data will continue to grow. If we are unable to acquire data effectively and efficiently, or if the cost of data acquisition increases, our business, financial condition and results of operations may be harmed.
We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain reliable data from these suppliers or if third parties place additional restrictions on our use of such data.

We rely on third-party data sources for information usage across the media platforms that we measure, as well as demographics about the people that use such platforms. The availability and accuracy of this data is important to the continuation and development of our products and the performance of our obligations to customers. These suppliers of data may increase restrictions on our use of such data, undertake audits (at either our or their expense) of our use of such data, require us to implement new processes with respect to such data, fail to adhere to our quality control, privacy or security standards or otherwise satisfactorily perform services, increase the price they charge us for the data or refuse to license the data to us. Additional restrictions on third-party data could limit our ability to include that data in certain products, which could lead to decreased commercial opportunities for certain products as well as loss of customers, sales credits, refunds or liability to our customers. To comply with any additional restrictions, we may be required to implement certain additional technological and manual controls that could put pressure on our cost structure and could affect our pricing. Supplier consolidation and increased pricing for additional use cases could also put pressure on our cost structure and our ability to meet obligations to our customers. We may be required to enter into vendor relationships, strategic alliances, or joint ventures with some third parties in order to obtain access to the data sources that we need. If our partners do not apply rigorous standards to their data collection methodology and actions, notwithstanding our best efforts, we may receive third-party data that is inaccurate, defective, or delayed. If third-party information is not available to us on commercially reasonable terms, or is found to be inaccurate, it could harm our products, our reputation, and our business and financial performance.
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
The metrics contained in our products may be viewed as an important measure of the success of certain businesses, especially those that utilize our metrics to evaluate a variety of investments ranging from their internal operations to advertising initiatives. If the information that we provide to our customers, the media, or the public is inaccurate, or perceived to be inaccurate, whether due to inadequate methodological approaches, errors, biases towards certain available data sources or partners, defects or errors in data collection and processing (conducted by us or by third parties) or the systems used to collect, process or deliver data, our business may be harmed.
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
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans, changes in technology used by websites, browsers, mobile applications, servers, or media we measure, integration of acquired companies or expressed or perceived needs of our customers, potential customers or partners. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of future methodology changes, some of our customers that may also supply us with data may decide not to continue buying products or services from us or may decide to discontinue providing us with their data to support our products. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, which may damage our brand and harm our reputation.
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
We currently derive a significant portion of our revenues from our syndicated products, which are generally one-year subscription-based products. This has generally provided us with recurring revenue due to high renewal rates. If our customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our newer subscription products, for which revenue is recognized based on impressions used, may be subject to higher fluctuations in revenue.
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
Our success depends in part on our ability to sell our products to large customers and on the renewal of these subscriptions and contracts to these customers in subsequent years. For the years ended 2018 and 2017, we derived 24% and 27%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in focus, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline, and our ability to sell our products to other customers could be adversely affected.

If we are unable to effectively persuade customers to buy our products in substitution for those of an incumbent services provider, our revenue growth may suffer.
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
We may expand through investments in, acquisitions of, or the development of new products with assistance from, other companies, any of which may not be successful and may divert our management's attention.
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

•
incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe on third-party intellectual property rights or violate existing or future privacy regulations;

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
We also have entered into relationships with certain third-party providers to expand our product offerings, and we may enter into similar arrangements in the future. These or other future relationships or transactions may involve preferred or exclusive licenses, discount pricing or investments in other businesses to expand our sales capabilities. These transactions could be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. Consequently, we can make no assurances that any such transactions, investments or relationships, if undertaken and announced, would be completed or successful.
The impact of any one or more of these factors could materially and adversely affect our business, financial condition or results of operations.
System failures, security breaches or delays in the operation of our computer and communications systems may harm our business.
Our success depends on the efficient and uninterrupted operation of our computer and communications systems and the third-party data centers we use. Our ability to collect and report accurate data may be interrupted by a number of factors, including the failure of our network or software systems, computer viruses, security breaches, or variability in user traffic on customer websites. A failure of our network or data gathering procedures, or those of our third-party data suppliers, could impede the processing of data, cause the corruption or loss of data, prevent the timely delivery of our products, or damage our brand and reputation.
In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional expenses to accommodate these capacity demands. In addition, we may lose valuable data or be unable to obtain or provide data on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to collect or transmit data may decrease the value of our products and prevent us from providing the data requested by our customers and partners. Any disruption in our network processing or loss of internet user data may damage our reputation and result in the loss of customers, partners and vendors and the imposition of penalties or other legal or regulatory action, and our business, financial condition and results of operations could be materially and adversely affected.
We rely on a small number of third-party service providers to host and deliver our products, and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.
We host our products and serve our customers from data center facilities located throughout the U.S. and Europe. While we operate our equipment inside these facilities, we do not control the operation of these facilities, and, depending on service level requirements and costs, we may not continue to operate or maintain redundant data center facilities for all of our products or for all of our data, which could increase our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, security breaches, sabotage, intentional acts of vandalism and other misconduct. A natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in availability of our products. We may also encounter capacity limitations at our third-party data centers. Additionally, our data center facility agreements are of limited durations, and our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, if at all. We believe that we have good relationships with our data center facility vendors and believe that we will be able to renew, or find alternative data center facilities, on commercially reasonable terms, although there can be no guarantee of this. If we are unable to renew our agreements with the owners of the facilities on commercially reasonable terms, or if we migrate to a new data center, we may experience delays in delivering our products until an agreement with another data center facility can be arranged or the migration to a new facility is completed.
If we or the third-party data centers that we use were to experience a major power outage, we would have to rely on back-up generators, which may not function properly, and their supply may be inadequate. Such a power outage could result in the disruption of our business. Additionally, if our current facilities fail to have sufficient cooling capacity or availability of electrical power, we would need to find alternative facilities and could experience delays in delivering our products.
We currently leverage a large content delivery network ("CDN"), to provide services that allow us to offer a more efficient tagging methodology. If that network faced an outage or breach or the service became unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage, which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise our costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix, vCE, cross-platform and other products that involve the measurement of a large amount of digitally transmitted activity across multiple providers.
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
Any errors, defects, breaches, disruptions or other performance problems related to our products or the delivery of our services caused by third parties could reduce our revenues, harm our reputation, result in the loss of customers, partners and vendors and the imposition of penalties or other legal or regulatory actions and otherwise damage our business. Interruptions in the availability of our products and the delivery of our services may reduce our revenues due to increased turnaround time to complete projects, cause us to issue credits or refunds to customers, cause customers to terminate their agreements or adversely affect our renewal rates. Our business, financial condition and results of operations would be materially and adversely affected if there were errors or delays in delivering our products or services, including for reasons beyond our control, and our reputation would be harmed if our customers or potential customers believe our products and services are unreliable.
We rely on our management team, many of whom are recent hires, and may need additional personnel to operate and grow our business. The loss of one or more key employees, the inability to attract and retain qualified personnel, or the failure to integrate new personnel could harm our business.
Our success and future growth depend to a significant degree on the skills and continued services of our management team, many of whom are recent hires. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. This transition may not ultimately be successful.

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

•
the impact of our contract renewal rates caused by our customers' budgetary constraints, competition, customer dissatisfaction, customer corporate restructuring or change in control, or our customers' actual or perceived lack of need for our products;

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

•
our failure to accurately estimate or control costs - including those incurred as a result of investments, other business or product development initiatives, litigation, investigations, and the integration of acquired businesses;

•	the cost and availability of data from third-party sources;

•	adverse judgments or settlements, or increased legal fees, in legal disputes or government investigations;

•	changes in interest rates under the Notes or other financing vehicles;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel;

•	the cost and timing of organizational restructuring;

•	the risks associated with operating in countries in which we may have little or no previous experience and with maintaining or reorganizing corporate entity structures in international jurisdictions;

•	the extent to which certain expenses are deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any changes to our deferred tax valuation allowance;

•	adoption of new accounting pronouncements;

•	changes in the fair value of our financing derivatives related to market volatility or management assumptions; and

•	general economic, political, regulatory, industry and market conditions and those conditions specific to internet usage and online businesses.
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
We are required to test intangible assets and goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying values or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our stock price. Additionally, changes in our strategy or significant technical developments could significantly impact the recoverability of our intangible assets. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. There were no impairment charges taken during the years ended 2018, 2017 and 2016. We cannot predict the amount and timing of any future impairment of goodwill or other intangible assets.
Changes in the fair value of our derivative financial instruments or equity security investment could adversely affect our financial condition and results of operations.
Our financing derivatives, including the interest rate reset feature and change of control redemption feature of our senior secured convertible notes ("Notes"), are classified as liabilities in our consolidated financial statements. We use various models and assumptions to determine the fair value of these liabilities, including assumptions with respect to market rates, the price and volatility of our Common Stock, the probability of occurrence of certain events, and term. Any change in our assumptions could result in a change in the fair value of our derivative liabilities, which would be recorded to earnings and could significantly affect our financial condition and results of operations. We also hold an equity security investment that is subject to market risk. Changes in the fair value of this investment, which represents shares of common stock of a company listed on a foreign stock exchange, are also recorded to earnings and could affect our financial condition and results of operations.
We may encounter difficulties managing our costs, which could adversely affect our results of operations.
We believe that we will need to continue to effectively manage our organization, operations and facilities in order to accommodate changes in our business and to successfully integrate acquired businesses. If we continue to grow or change, either organically or through acquired businesses, our current systems and facilities may not be adequate and may need to be expanded or reduced. For example, we may be required to enter into leases for additional facilities or commit to significant investments in the build out of current or new facilities, or we may need to renegotiate or terminate leases to reflect changes in our business. If we are unable to effectively forecast our facilities needs or if we are unable to sublease or terminate leases for unused space, we may experience increased and unexpected costs. Moreover, our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures.
From time to time, as a result of acquisition integration initiatives, or through efforts to improve or streamline our operations, we have reduced our workforce or reassigned personnel, and we may do so in the future. Such actions may expose us to disruption by dissatisfied employees or employee-related claims, including claims by terminated employees who believe they are owed more compensation than we believe these employees are due under our compensation and benefit plans, or claims maintained internationally in jurisdictions whose laws and procedures differ from those in the U.S.
If we are not able to efficiently and effectively manage our cost structure and resolve employee-related claims, or if we are unable to find appropriate space to support our needs, our business may be impaired.
We have a history of significant net losses, may incur significant net losses in the future and may not achieve profitability.
We incurred net losses of $159.3 million, $281.4 million and $117.2 million for the years ended 2018, 2017 and 2016 respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2018, we had an accumulated deficit of $769.1 million. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would materially and adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives, which include, among other things, the development of new products and enhancements of our infrastructure. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be materially and adversely affected.
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

As of December 31, 2018, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes are $563.6 million and $1,318.5 million, respectively, subject to limitation as described above. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and started to expire in 2018 for state income tax reporting purposes. The federal and certain state net operating losses generated during the year ended December 31, 2018 will have an indefinite carryforward period as a result of the enactment of the Tax Cuts and Jobs Act (the "TCJA").
As of December 31, 2018, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $12.1 million, which will begin to expire in 2019.
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
As a result of the material changes to our Consolidated Financial Statements following the Audit Committee investigation and related management review, we re-evaluated the valuation allowance determinations made in prior years. Our analysis was updated to consider the changes to our historical operating results following the investigation and management review, with revised projections of our future taxable income in order to assess the realizability of our deferred tax assets. In that process, we evaluated the weight of all evidence, including the decline in earnings and the resulting impact on our projections of future taxable income beginning in 2012 and for each subsequent period through 2018. We concluded that as of December 31, 2013, our U.S. federal and state net deferred tax assets were no longer more-likely-than-not to be realized and that a valuation allowance was required.
As of December 31, 2018, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.
We have limited experience with respect to our pricing model for our new offerings, and if the fees we charge for our products are unacceptable to customers, our revenues and operating results will be harmed.
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
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
Concern over privacy violations and data breaches could lead to public relations problems, regulatory scrutiny and class action lawsuits, which could harm our business.
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
Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, loss of customers, partners or vendors, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could significantly disrupt our business and expose us to increased liability. (Refer to Footnote 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for a discussion of certain legal proceedings in which we are involved.) Additionally, laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby resulting in loss of customers, partners and vendors and harm to our business.
We also rely on contractual representations made to us by customers, partners, vendors and other third-party data providers that their own use of our services and the information they provide to us do not violate any applicable privacy laws, rules and regulations or their own privacy policies. As a component of our client contracts, we obligate customers to provide their consumers the opportunity to obtain the appropriate level of consent (including opt outs) for the information collection associated with our services, as applicable, or provide another appropriate legal basis for collection. If these representations are false or inaccurate, or if our customers, partners, vendors and other third-party data providers do not otherwise comply with applicable privacy laws, we could face adverse publicity and possible legal or regulatory action.

Outside parties may attempt to fraudulently induce our employees or users of our solutions to disclose sensitive information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our information systems. Any breach of our security measures or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, partners or vendors, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to risks of loss or misuse of this information. Any actual or potential breach of our security measures may result in litigation and potential liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business and damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and incorporate media usage information in our products, which may decrease their value and cause an adverse impact on our business and financial results.
Our business could be adversely impacted by existing or future laws, regulations or actions by domestic or foreign regulatory agencies. For example, privacy, data protection and personal information, intellectual property, advertising, data security, data retention and deletion, protection of minors, consumer protection, economic or other trade prohibitions or sanctions concerns could lead to legislative, judicial and regulatory limitations on our ability to collect, maintain and use information about consumers’ behavior or media consumption in the U.S. and abroad. State and federal laws within the U.S. and foreign laws and regulations are varied, and at times conflicting, resulting in higher risk related to compliance. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies will likely affect our business. For example, the European Union’s ("EU") General Data Protection Regulation, or GDPR, became effective in May 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. Additionally, the European Commission continues to evaluate changes to the ePrivacy Regulation, a companion regulation to GDPR that will likely have a significant impact on our solutions. Adding further uncertainty is the United Kingdom's ("UK") decision to leave the EU, commonly referred to as Brexit. Among other things, it is unclear whether the UK will enact legislation similar to the GDPR after Brexit, and how data transfers to and from the UK will be regulated. As another example, Brazil recently enacted the General Data Protection Law, and the State of California recently enacted the California Consumer Privacy Act ("CCPA"), both of which will come into effect in 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which will likely create new requirements for Comscore and other companies that operate in California. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change.
We have implemented policies and procedures to comply with the GDPR and other laws, and we continue to evaluate and implement processes and enhancements and monitor changes in laws and regulations. However, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Additionally, the costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may prevent us from selling our products or increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and significant fines, class action lawsuits, significant legal fees, and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image or reputation among our panelists, customers, partners and vendors, and harm our business.
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
We are subject to taxation in multiple jurisdictions. Any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material and adverse effect on our business, financial condition or results of operations.
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material and adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material and adverse effect on our business, financial condition or results of operations.
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
Our overall effective rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in statutory tax rates and laws, as well as audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. Changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate.
We have incurred and will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting a public company, which could adversely affect our operating results.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we would not otherwise incur if we were a private company. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and the securities exchanges, require certain corporate governance practices for public companies. Our management and other personnel have devoted and expect to continue to devote a substantial amount of time to public reporting requirements and corporate governance, particularly following the Audit Committee investigation. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also have incurred and expect to continue to incur substantial additional costs associated with internal control requirements, as described under “Risks Related to Our Audit Committee Investigation and Subsequent Management Review, Consolidated Financial Statements, Internal Controls and Related Matters” above. If these costs are not offset by increased revenues and improved financial performance, our financial condition and results of operations will be materially and adversely affected. These rules and regulations, together with ongoing regulatory and litigation matters, also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage if these costs continue to rise. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors or as executive officers.
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

•
the complexities and expense of complying with a wide variety of foreign laws and regulations, including the GDPR, LGPD, other privacy and data protection laws and regulations, and foreign anti-corruption laws, as well as the U.S. Foreign Corrupt Practices Act;

•	difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary, and termination requirements;

•	the complexities of foreign value-added taxes and the repatriation of earnings, particularly following the enactment of the TCJA;

•	reduced or varied protection for intellectual property rights in some countries;

•	political, social and economic instability abroad, terrorist attacks and security concerns;

•	fluctuations in currency exchange rates; and

•	increased accounting and reporting burdens and complexities.
Additionally, operating in international markets requires significant additional management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to comply with laws, rules, regulations or local guidelines to maintain and increase the size of the user panels that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products or that we will be able to enter into arrangements with a sufficient number of website and mobile app content providers, and/or television operators to allow us to collect information for inclusion in our products. In addition, there can be no assurance that internet usage and e-commerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the internet, data protection and consumer privacy.
The impact of these risks could negatively affect our international business and, consequently, our financial condition and results of operations.
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
Although we take precautions to prevent the collection of survey data from panelists in embargoed countries that are subject to export controls and economic and trade sanctions under these laws and regulations, we have collected such data in the past, and there is a risk that we could collect such data in the future despite such precautions. We have implemented a number of additional screening and other measures designed to prevent such transactions with embargoed countries and other U.S. sanctions targets. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. Our failure to screen potential panelists properly could result in negative consequences to us, including government investigations, penalties and reputational harm, any of which could materially and adversely affect our business, financial condition or results of operations.
Changes in foreign currencies could have a significant effect on our operating results.
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
The UK's decision to withdraw from the EU, commonly known as Brexit, and the risk that other countries may follow suit could adversely affect our business.
The British government began negotiating the terms of Brexit with the EU in 2017. Although certain separation issues have been resolved, there is still significant uncertainty with respect to the terms of the future relationship between the EU and the UK. Given the status of Brexit at this time, we are unable to predict the impact that it may have on our business. Among other things, we could experience lower growth in the region, increased foreign currency risk, greater restrictions on business with UK customers and data providers, and increased regulatory complexity. Brexit has also created uncertainty with regard to the regulation of data protection in the UK and data transfers to and from the UK. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases our ability to do business, and adversely impact our operations and financial results. There is also a risk that other countries may decide to leave the EU. We cannot predict the impact that any additional countries leaving the EU may have on our business, but any such impact could adversely affect us.
Risks Related to Our Capital Structure and Financings
Restrictive covenants in the agreements governing our current and future indebtedness could restrict our operating flexibility.
The agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, and encumber and dispose of assets. Our Notes also require us to maintain certain minimum cash balances, which may restrict our ability to invest in our business or may require us to invest less than we otherwise would. The minimum cash balance requirement under the Notes is scheduled to increase from $20.0 million to $40.0 million on the earlier of August 9, 2019 or the date we file our Form 10-Q for the quarter ending June 30, 2019, subject to certain limitations.
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

In addition, due to the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could delay potential financings. As a result, we may not be able to obtain additional financing within a timetable, or on terms, favorable to us or at all. Our limited reporting and trading history following the relisting of our Common Stock on Nasdaq may also delay our ability to obtain additional financing.
Capital and credit market conditions, adverse events affecting our business or industry, the tightening of lending standards, rising interest rates, negative actions by regulatory authorities or rating agencies, or other factors also could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness on terms acceptable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our Common Stock, our results of operations, financial condition and cash flows.
The interest rate reset feature of our Notes subjects us to interest rate risk, which has caused our debt service obligations to increase in 2019 and may continue to result in increased interest charges in future years.
We are subject to interest rate risk as a result of the interest rate reset feature of our $204.0 million aggregate principal amount of Notes outstanding. The interest rate on our Notes is currently 12.0% per year (increased from 6.0% per year effective January 30, 2019) and resets at each of January 30, 2020 and February 1, 2021 (each an "Interest Reset Date"), based on the then-applicable conversion premium, which is calculated by dividing the conversion price of the Notes (set at $31.29 per share) by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date. Generally, as the conversion premium increases, the interest rate increases, and as the conversion premium decreases, the interest rate decreases. We have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of additional shares of Common Stock ("PIK Interest Shares") rather than cash. If we elect to pay increased interest on the Notes in cash, our cash flow will be negatively affected, which could have a material and adverse effect on our liquidity and financial condition. If we elect to pay interest on the Notes in PIK Interest Shares, our existing stockholders could suffer significant dilution.
Based on the $204.0 million aggregate principal amount of Notes outstanding, each 1.0% increase in the interest rate on the Notes increases our annual interest expense by $2.0 million. The current interest rate of 12.0% is expected to result in an approximately $12.2 million increase in interest expense from January 30, 2019 through the next Interest Reset Date and, assuming that the interest rate remains at 12.0% for each future Interest Reset Date, approximately $37.8 million through the maturity date of the Notes, which is January 16, 2022. We are unable to forecast with any certainty the conversion premium as of any future Interest Reset Date and as a result, there can be no assurances that the interest rate on the Notes will decrease in future years.
The issuance of shares of Common Stock upon conversion of, or payment of interest on, our Notes and the exercise of warrants to purchase our Common Stock could substantially dilute your investment and could impede our ability to obtain additional financing.
Our Notes are convertible into, and our warrants are exercisable for, shares of our Common Stock and give the holders thereof an opportunity to profit from a rise in the market price of our Common Stock such that conversion or exercise thereof will result in dilution of the equity interests of our stockholders. Further, the issuance of shares of our Common Stock, at our election, in lieu of cash, in payment of interest on the Notes, would result in dilution of the equity interests of our other stockholders. We have no control over whether the holders of Notes and warrants will exercise their right, in whole or in part, to convert their Notes or exercise their warrants. For these reasons, we are unable to forecast or predict with any certainty the total number of shares of Common Stock that may be issued under the Notes and warrants. The existence and potentially dilutive impact of the Notes and our warrants may prevent us from obtaining additional financing in the future on acceptable terms, or at all.
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

Our registration rights agreement with Starboard provides that in the event that the registration statement required to be filed under the Starboard registration rights agreement ceases to be effective and available to the selling stockholders party thereto under certain circumstances, we must pay to the selling stockholders on the 121st day after the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount equal to 1.0% of the Conversion Amount (as defined in the Notes), subject to a maximum of 3.0% of the aggregate principal amount outstanding under the Notes for any 30-day period.
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
Risks Related to the Securities Markets and Ownership of Our Common Stock
The trading price of our Common Stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit.
The stock markets, in general, and the markets for technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our Common Stock. In addition, our Common Stock has been subject to low trading volumes and significant fluctuations in price, even following our relisting on Nasdaq, and may continue to experience fluctuations or declines.
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
The Company's outstanding securities, the stock or securities that we may become obligated to issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders may experience substantial dilution as a result of our obligations to issue shares of Common Stock.
The total principal amount of convertible notes held by Starboard as of December 31, 2018 was $204.0 million. The Notes are convertible, at the option of Starboard, into shares of Common Stock at a conversion price of $31.29 per share. Interest on the Notes is payable, at our option, in cash or through the issuance of PIK Interest Shares. Any PIK Interest Shares so issued would be valued at the arithmetic average of the volume-weighted average trading prices of our Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date. Pursuant to the agreements, we also granted Starboard warrants to purchase 250,000 shares of Common Stock.
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
As of December 31, 2018, 1,132,163 shares of Common Stock were reserved for issuance pursuant to outstanding stock options and stock appreciation rights under our equity incentive plans, 1,466,135 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans, and 6,585,928 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.

The issuance of shares of Common Stock (i) upon the conversion of the Notes or the Rights Offering Notes (if issued), (ii) as payment-in-kind of interest on any such notes through the issuance of PIK Interest Shares, (iii) upon the exercise of warrants, (iv) pursuant to outstanding and future equity awards, or (v) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder’s percentage ownership of our outstanding Common Stock.
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
These provisions:

•	provide for a classified board of directors so that not all members of our Board are elected at one time;

•	authorize "blank check" preferred stock that our Board could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the Board is expressly authorized to make, alter or repeal our bylaws; and

•	provide for advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
We have been and may in the future be subject to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others, such as shareholder proposals, media campaigns, proxy contests and other such actions. Responding to proxy contests or such other actions has been and could continue to be costly and time-consuming, disrupt our operations and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of our Board may lead to the perception of a change in the direction of the business, loss of potential business opportunities, instability or lack of continuity. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Reston, Virginia, where we occupy approximately 111,000 square feet of office space. On May 30, 2018, we amended our corporate headquarters lease to reduce the space occupied to approximately 84,000 square feet effective May 2019 and extend the lease term through July 31, 2027. We also lease space in various locations throughout North America, South America, Europe, and Asia Pacific for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.
Our other material locations, all of which are leased under operating leases, include the following:
•Portland, Oregon
•New York, New York

•Chicago, Illinois
•Amsterdam, Netherlands
As of December 31, 2018, we lease facilities in 44 locations worldwide, including approximately 36,000 square feet of subleased space in four properties.
For additional information regarding our obligations under operating leases, refer to Footnote 10, Commitments and Contingencies of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings in which we are involved, please refer to Footnote 10, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
As a result of our delay in filing our periodic reports with the SEC, our Common Stock was suspended from trading on The Nasdaq Global Select Market ("Nasdaq") on February 8, 2017 and delisted effective May 30, 2017. Following the suspension of trading, our Common Stock was trading on the OTC Pink Tier under the symbol "SCOR." On May 30, 2018, The Nasdaq Stock Market LLC approved our application for relisting on Nasdaq and our common stock began trading on Nasdaq effective June 1, 2018 under the symbol "SCOR". The following table sets forth, for the periods indicated, the high and low sales prices and bid quotations of our Common Stock as reported by Nasdaq and the OTC Pink Tier, as applicable. The OTC Pink Tier quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

	2018		2017
Fiscal Period	High	Low	High	Low
First Quarter	$29.10	$21.00	$33.99	$20.81
Second Quarter	$25.38	$19.65	$27.25	$21.60
Third Quarter	$22.65	$18.04	$30.40	$26.00
Fourth Quarter	$18.67	$13.19	$31.00	$27.25
HOLDERS
As of February 25, 2019, there were 99 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of February 25, 2019.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our Common Stock between December 31, 2013 and December 31, 2018 to the cumulative total returns of the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2013 in our Common Stock, the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The Nasdaq Composite Index, The S&P MidCap 400 Index
and The Nasdaq Computer Index

________________

*	$100 invested upon market close of The Nasdaq Global Select Market on December 31, 2013, including reinvestment of dividends.
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended whether made before or after the date hereof and irrespective of any general incorporation language in any such securities filing.
EQUITY COMPENSATION PLANS
Our stockholders approved the 2018 Equity and Incentive Compensation Plan ("2018 Plan") at our 2018 Annual Meeting of Stockholders. Under the 2018 Plan, we may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 10,650,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. Additionally, if, after December 31, 2017, any shares of Common Stock subject to an award granted under our 2007 Equity Incentive Plan (the "2007 Plan") are forfeited, or an award granted under the 2007 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, be available for awards under the 2018 Plan at a rate of one share for every one share subject to such award. We registered the securities issuable under the 2018 Plan with the SEC on June 1, 2018.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities during the Year Ended December 31, 2018
The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on May 10, August 10, and November 9, 2018 and Current Reports on Form 8-K filed on January 16, May 18, June 13, August 9, October 12, and November 13, 2018.

Use of Proceeds from Sale of Registered Equity Securities
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected Consolidated Statement of Operations data and Consolidated Balance Sheets data displayed below is derived from our audited Consolidated Financial Statements for the four-year period ended December 31, 2018. The selected financial data as of and for the year ended December 31, 2014 is unaudited, was derived from our unaudited Consolidated Financial Statements, which were prepared on the same basis as our audited Consolidated Financial Statements, and reflects the impact of adjustments to, or restatement of, our previously filed financial information. The selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto included in this 10-K under the caption Item 8, Financial Statements and Supplementary Data.

	Years Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016 (1)	2015	2014 (Unaudited)
Consolidated Statement of Operations and Comprehensive Loss Data:
Revenues (2)	$419,482	$403,549	$399,460	$270,803	$304,275
Total expenses from operations	558,418	699,052	531,302	345,898	327,750
Loss from operations	(138,936)	(295,503)	(131,842)	(75,095)	(23,475)
Non-operating (expenses) income, net	(16,626)	11,393	10,662	(2,643)	(504)
Income tax (provision) benefit	(3,706)	2,717	4,007	(484)	(4,794)
Net loss	$(159,268)	$(281,393)	$(117,173)	$(78,222)	$(28,773)
Net loss per common share:
Basic and diluted	$(2.76)	$(4.90)	$(2.10)	$(2.07)	$(0.85)
Weighted-average number of shares used in per share calculations - Common Stock:
Basic and diluted	57,700,603	57,485,755	55,728,090	37,879,091	33,689,660
(1) Due to the Rentrak merger in January 2016, 2016 results include 11 months of activity as compared to full year's results in the consecutive years. Refer to Footnote 3, Business Combinations and Acquisitions.
(2) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenue for the years ended December 31, 2014, 2015, 2016, and 2017 is not comparable to revenue for the year ended December 31, 2018 due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606").

	As of December 31,
(In thousands)	2018	2017	2016(1)	2015 (2) (Unaudited)	2014 (Unaudited)
Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and marketable securities	$50,198	$45,125	$116,753	$146,986	$43,015
Total current assets	145,779	179,554	232,433	247,263	148,245
Total assets	954,143	1,022,439	1,120,792	446,196	315,344
Capital lease obligations and software license arrangements, current and long-term (3)	5,417	13,162	28,578	32,299	26,428
Senior secured convertible notes (4)	177,342	—	—	—	—
Financing derivatives (4)	26,100	—	—	—	—
Total liabilities	402,576	365,947	215,939	184,018	182,612
Stockholders’ equity	551,567	656,492	904,853	262,178	132,732
(1) As discussed in Footnote 3, Business Combinations and Acquisitions, we completed the Rentrak merger in January 2016.
(2) The financial data as of December 31, 2015 is adjusted from our unaudited financial information for the year ended December 31, 2015 previously included as an exhibit to our Current Report on Form 8-K furnished on February 17, 2016. Our audited Consolidated Financial Statements for the year ended December 31, 2015, were not previously issued or filed.
(3) Amounts for December 31, 2018, 2017, and 2016 include software license obligations in the amount of $1.8 million, $4.8 million, and $7.7 million respectively. Amounts for 2015 and 2014 include capital lease obligations only.
(4) We entered into new financing arrangements in 2018. Refer to Footnote 5, Long-term Debt, for additional details.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, or 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors," and elsewhere in this 10-K. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-K.
Overview
We are a global information and analytics company that measures consumer audiences and advertising across media platforms. We create our products using a global data platform that combines information about content and advertising consumption on digital (smartphones, tablets and computers), TV and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods helps companies across the media ecosystem better understand and monetize their broad range of audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide accredited audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include buyers and sellers of advertising including digital publishers, television networks, content owners, advertisers, agencies and technology providers.
The platforms we measure include televisions, smartphones, computers, tablets, OTT devices and movie theaters, and the information we analyze crosses geographies, types of content and activities, including websites, mobile apps, video games, television and movie programming, e-commerce and advertising.
Results of Operations
The following table sets forth selected Consolidated Statements of Operations and Comprehensive Loss data as a percentage of revenues for each of the periods indicated.

	Years Ended December 31,
	2018		2017		2016
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues (1)	$419,482	100.0%	$403,549	100.0%	$399,460	100.0%
Cost of revenues	200,220	47.7%	193,605	48.0%	173,080	43.3%
Selling and marketing	108,395	25.8%	130,509	32.3%	126,311	31.6%
Research and development	76,979	18.4%	89,023	22.1%	86,975	21.8%
General and administrative	84,535	20.2%	74,651	18.5%	97,517	24.4%
Investigation and audit related	38,338	9.1%	83,398	20.7%	46,617	11.7%
Amortization of intangible assets	32,864	7.8%	34,823	8.6%	31,896	8.0%
Gain on asset dispositions	—	—	—	—	(33,457)	(8.4)%
Settlement of litigation, net	5,250	1.3%	82,533	20.5%	2,363	0.6%
Restructuring	11,837	2.8%	10,510	2.6%	—	—
Total expenses from operations	558,418	133.1%	699,052	173.2%	531,302	133.0%
Loss from operations	(138,936)	(33.1)%	(295,503)	(73.2)%	(131,842)	(33.0)%
Interest expense, net	(16,465)	(3.9)%	(661)	(0.2)%	(478)	(0.1)%
Other (expense) income, net	(1,464)	(0.3)%	15,205	3.8%	12,371	3.1%
Gain (loss) from foreign currency transactions	1,303	0.3%	(3,151)	(0.8)%	(1,231)	(0.3)%
Loss before income taxes	(155,562)	(37.1)%	(284,110)	(70.4)%	(121,180)	(30.3)%
Income tax (provision) benefit	(3,706)	(0.9)%	2,717	0.7%	4,007	1.0%
Net loss	$(159,268)	(38.0)%	$(281,393)	(69.7)%	$(117,173)	(29.3)%

(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenues for the years ended December 31, 2017 and 2016 are not comparable to the year ended December 31, 2018 due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606"). Refer to our reconciliation of as-reported revenue to compare the periods presented.
Revenues
Our products and services are organized around solution groups that address customer needs. We evaluate revenues around three solution groups:

•
Ratings and Planning provides measurement of the behavior and characteristics of audiences of content and advertising across TV and digital platforms including computers, tablets, smartphones, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, time shifted/recorded, online or on-demand.

•	Analytics and Optimization includes activation and survey-based products that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection.

•
Movies Reporting and Analytics measures movie viewership and box office results by capturing movie ticket sales in real time or near real time and includes box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.

We categorize our revenue along these solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include employee costs, operational overhead, data centers and our technology that supports multiple solution groups.
For a discussion of our change to these solution groups (from our previous four offerings) during 2018, refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the period ended September 30, 2018.
Revenues for the years ended 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018(1)	% of Revenue	2017	% of Revenue	$ Change	% Change
Ratings and Planning	$285,355	68.0%	$278,081	68.9%	$7,274	2.6%
Analytics and Optimization	92,380	22.0%	86,765	21.5%	5,615	6.5%
Movies Reporting and Analytics	41,747	10.0%	38,703	9.6%	3,044	7.9%
Total revenues	$419,482	100.0%	$403,549	100.0%	$15,933	3.9%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, the revenue for the year ended December 31, 2017 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
Total revenues increased by $15.9 million, or 3.9%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, with increases across all three of our solution groups. Revenues for the year ended December 31, 2018 include $1.0 million related to adoption of ASC 606, primarily included in Analytics and Optimization.
Ratings and Planning revenue increased $7.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily from our TV products, which made up 34% of Ratings and Planning revenue in 2018 compared to 27% in 2017, due to increases in existing customer contract values as well as the establishment of stand-alone selling price over certain distinct performance obligations in arrangements that include the purchase and sale of services. The increase also included approximately $2.8 million related to the delivery of cross-platform products in certain international markets. These increases were offset by lower revenue from our syndicated digital products, which decreased from 61% of Ratings and Planning revenue in 2017 to 55% in 2018, as these products continued to be negatively impacted by ongoing industry changes in ad buying and consolidation.
Analytics and Optimization revenue increased by $5.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Revenue increased primarily due to increases in our emerging products, including Activation, which experienced significant growth, primarily in the latter part of 2018. This increase was partially offset by lower revenue from our digital custom marketing solutions products.
Movies Reporting and Analytics revenue increased by $3.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Revenue increased as our global footprint remained strong and our products continued to result in higher contract pricing. As we continued to collect data from box office locations worldwide, our customers continued to expand and renew agreements.

Revenues for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Ratings and Planning	$278,081	68.9%	$280,837	70.3%	$(2,756)	(1.0)%
Analytics and Optimization	86,765	21.5%	84,661	21.2%	2,104	2.5%
Movies Reporting and Analytics	38,703	9.6%	32,662	8.2%	6,041	18.5%
Digital Analytix ("DAx")(1)	—	—	1,300	0.3%	(1,300)	(100.0)%
Total revenues	$403,549	100.0%	$399,460	100.0%	$4,089	1.0%
(1) On January 21, 2016, the sale of DAx was completed, and this revenue was excluded from our three solution groups.
Revenues increased by $4.1 million, or 1.0%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, with increases in our Analytics and Optimization and Movies Reporting and Analytics solution groups offset by a decrease in our Ratings and Planning solution group. On January 29, 2016, we completed the Rentrak merger, and as a result, our revenues for 2017 included a full year of Rentrak revenue versus 11 months in 2016, which was slightly offset by the inclusion of one month of DAx revenue in 2016.
Ratings and Planning revenue decreased $2.8 million in the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was primarily due to lower revenue from our syndicated digital products as these products continued to be negatively impacted by ongoing industry changes in ad buying and consolidation and declining vCE sales.
Analytics and Optimization revenue increased by $2.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily attributable to Activation products, Branded Entertainment content, and our custom marketing solutions products.
Movies Reporting and Analytics revenue increased $6.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. In addition to having 12 months of revenue included in 2017, versus only 11 months in 2016, there was an increase in product pricing during 2017.
Revenues by Geographic Location
We generate the majority of our revenues from the sale and delivery of our products within the United States. For information with respect to our geographic markets, refer to Footnote 15, Geographic Information, of the Notes to Consolidated Financial Statements. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our U.S. sales will continue to constitute a substantial and increasing portion of our revenues in future periods. We expect our international revenues to continue to decline as a percentage of our total revenues as a result of growth in our domestic product offerings.
WPP Related Party Revenue
We provide WPP and its affiliates, in the normal course of business, services relating to our different product lines and receive various services from WPP and its affiliates in supporting our data collection efforts. For the years ended 2018, 2017 and 2016, related party revenues with WPP and its affiliates were $11.6 million, $13.2 million and $9.7 million, respectively.

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, amortization of capitalized fulfillment costs and the recruitment, maintenance, and support of our consumer panels. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse our panel and census-based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems, allocated overhead, which is comprised of rent and other facilities related costs; and depreciation expense generated by general purpose equipment and software.

Cost of revenues for the years ended 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$57,490	13.7%	$63,143	15.6%	$(5,653)	(9.0)%
Data costs	53,248	12.7%	40,324	10.0%	12,924	32.1%
Systems and bandwidth costs	27,033	6.4%	20,803	5.2%	6,230	29.9%
Panel costs	22,670	5.4%	23,966	5.9%	(1,296)	(5.4)%
Rent and depreciation	12,753	3.0%	17,479	4.3%	(4,726)	(27.0)%
Technology licenses and maintenance	6,492	1.5%	5,369	1.3%	1,123	20.9%
Sample and survey costs	6,295	1.5%	5,845	1.4%	450	7.7%
Professional fees	5,470	1.3%	6,053	1.5%	(583)	(9.6)%
Royalties and resellers	3,389	0.8%	3,271	0.8%	118	3.6%
Other	5,380	1.3%	7,352	1.8%	(1,972)	(26.8)%
Total cost of revenues	$200,220	47.7%	$193,605	48.0%	$6,615	3.4%

Cost of revenues increased by $6.6 million, or 3.4%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was largely attributable to increases in data and systems and bandwidth costs, offset by decreases in employee costs, rent and depreciation, panel costs, and other costs.
Data costs increased $12.9 million primarily due to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services and increases in our long-term contracts with multichannel video programming distributors ("MVPD"). We continued to invest in product solution offerings through the acquisition of additional TV data, as well as in our digital platform through the acquisition of additional mobile data during 2018. We believe this investment is necessary to support our products and expand our offerings. Systems and bandwidth costs increased $6.2 million primarily as a result of our ongoing technology transformation to reduce complexity, increase capacity and transition to a cloud-based environment from data centers.
These increases in expenses were offset by decreases in employee costs, rent and depreciation, and other costs. Employee costs declined $5.7 million, primarily due to the capitalization of payroll costs for internal-use software development in 2018 ($3.7 million) compared with no amounts capitalized in 2017. In addition, employee costs decreased due to reduced headcount and restructuring efforts as discussed in Footnote 17, Organizational Restructuring, offset by an increase in stock-based compensation expense. Rent and depreciation expense decreased $4.7 million due to assets fully depreciating in 2018. Other cost of revenues decreased $2.0 million primarily due to reduced activity under our DAx transition services agreement as related contracts wind down.
Cost of revenues for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$63,143	15.6%	$57,704	14.4%	$5,439	9.4%
Data costs	40,324	10.0%	28,922	7.2%	11,402	39.4%
Panel costs	23,966	5.9%	20,091	5.0%	3,875	19.3%
Systems and bandwidth costs	20,803	5.2%	17,581	4.4%	3,222	18.3%
Rent and depreciation	17,479	4.3%	17,241	4.3%	238	1.4%
Professional fees	6,053	1.5%	6,207	1.6%	(154)	(2.5)%
Sample and survey costs	5,845	1.4%	5,334	1.3%	511	9.6%
Technology licenses and maintenance	5,369	1.3%	4,510	1.1%	859	19.0%
Compete transition services	—	—	5,909	1.5%	(5,909)	(100.0)%
Royalties and resellers	3,271	0.8%	2,944	0.7%	327	11.1%
Other	7,352	1.8%	6,637	1.7%	715	10.8%
Total cost of revenues	$193,605	48.0%	$173,080	43.3%	$20,525	11.9%
Cost of revenues increased by $20.5 million, or 11.9%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in cost of revenues was largely attributable to increases in data cost from MVPDs, a higher number of employees, and additional panel and systems and bandwidth costs. During 2017, we invested in product solution offerings through the acquisition of additional TV data as well as purchasing additional mobile data and panels. These increases were offset by a reduction in expenses associated with engineering services provided by Compete pursuant to a transition services agreement.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs, including salaries, benefits, commissions, stock-based compensation and other related costs paid to our direct sales force as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role.
Selling and marketing expenses for the years ended 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$87,591	20.9%	$100,236	24.8%	$(12,645)	(12.6)%
Rent and depreciation	7,670	1.8%	10,304	2.6%	(2,634)	(25.6)%
Travel	4,780	1.1%	6,926	1.7%	(2,146)	(31.0)%
Professional fees	3,311	0.8%	6,551	1.6%	(3,240)	(49.5)%
Other	5,043	1.2%	6,492	1.6%	(1,449)	(22.3)%
Total selling and marketing expenses	$108,395	25.8%	$130,509	32.3%	$(22,114)	(16.9)%
Selling and marketing expenses decreased by $22.1 million, or 16.9%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily the result of a decrease in employee costs, professional fees and rent and depreciation. Employee costs decreased $12.6 million, primarily due to reduced headcount and restructuring efforts as discussed in Footnote 17, Organizational Restructuring and lower sales commissions, offset by an increase in stock-based compensation. Rent and depreciation expense decreased $2.6 million due to assets fully depreciating in 2018. The decrease in professional fees of $3.2 million was mainly due to the decreased use of outside consultants in 2018 compared with 2017.
Selling and marketing expenses for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$100,236	24.8%	$93,480	23.4%	$6,756	7.2%
Rent and depreciation	10,304	2.6%	10,425	2.6%	(121)	(1.2)%
Travel	6,926	1.7%	7,555	1.9%	(629)	(8.3)%
Professional fees	6,551	1.6%	6,729	1.7%	(178)	(2.6)%
Compete transition services	—	—	1,682	0.4%	(1,682)	(100.0)%
Other	6,492	1.6%	6,440	1.6%	52	0.8%
Total selling and marketing expenses	$130,509	32.3%	$126,311	31.6%	$4,198	3.3%
Selling and marketing expenses increased by $4.2 million, or 3.3%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in selling and marketing expenses was a result of an increase in employee costs that was largely attributable to increased headcount to support our global marketing needs. This increase was offset by a decrease associated with the Compete transition services agreement, and our reduction in outside professional fees.
Research and Development
Research and development expenses include new product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products and third-party data costs and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.

Research and development expenses for the years ended 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$60,490	14.4%	$71,527	17.7%	$(11,037)	(15.4)%
Rent and depreciation	7,057	1.7%	7,729	1.9%	(672)	(8.7)%
Technology licenses and maintenance	5,057	1.2%	4,736	1.2%	321	6.8%
Professional fees	2,668	0.6%	2,351	0.6%	317	13.5%
Other	1,707	0.4%	2,680	0.7%	(973)	(36.3)%
Total research and development expenses	$76,979	18.4%	$89,023	22.1%	$(12,044)	(13.5)%
Research and development expenses decreased by $12.0 million, or 13.5%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily attributable to lower employee costs due to the capitalization of $5.1 million of payroll costs for internal-use software development in 2018 compared with no amount capitalized in 2017. In addition, employee costs decreased due to reduced headcount and restructuring efforts as discussed in Footnote 17, Organizational Restructuring, offset by an increase in stock-based compensation.
Research and development expenses for the years ended 2017 and 2016 are as follows:

	Years Ended December 31,
(In thousands)	2017	% of Revenue	2016	% of Revenue	$ Change	% Change
Employee costs	$71,527	17.7%	$66,972	16.8%	$4,555	6.8%
Rent and depreciation	7,729	1.9%	7,453	1.9%	276	3.7%
Technology licenses and maintenance	4,736	1.2%	3,792	0.9%	944	24.9%
Professional fees	2,351	0.6%	2,962	0.7%	(611)	(20.6)%
Compete transition services	—	—	3,622	0.9%	(3,622)	(100.0)%
Other	2,680	0.7%	2,174	0.5%	506	23.3%
Total research and development expenses	$89,023	22.1%	$86,975	21.8%	$2,048	2.4%
Research and development expenses increased by $2.0 million, or 2.4%, for the year ended December 31, 2017 as compared to 2016. The increase was primarily attributable to increases in employee costs and technology costs as we increased focus on new product offerings. These increases were offset by a decrease in Compete transition services agreement expenses and a reduction in professional fees which were higher in 2016 due to the development of a platform following the acquisition of Compete assets.
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
General and administrative expenses for the years ended 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$38,094	9.1%	$30,362	7.5%	$7,732	25.5%
Professional fees	21,528	5.1%	17,383	4.3%	4,145	23.8%
DAx transition services agreement	9,035	2.2%	11,004	2.7%	(1,969)	(17.9)%
Rent and depreciation	3,711	0.9%	3,148	0.8%	563	17.9%
Bad debt expense	966	0.2%	983	0.2%	(17)	(1.7)%
Other	11,201	2.7%	11,771	2.9%	(570)	(4.8)%
Total general and administrative expenses	$84,535	20.2%	$74,651	18.5%	$9,884	13.2%

General and administrative expenses increased by $9.9 million, or 13.2%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Employee costs increased $7.7 million, primarily as a result of an increase in stock-based compensation expense of $6.7 million related to awards granted under our 2018 Equity and Incentive Compensation Plan, which was approved by our stockholders in May 2018. We did not grant any stock-based awards in 2017. Professional fees increased $4.1 million primarily due to our increased costs of audit, compliance and legal services. These increased costs were offset by a $2.0 million decrease in the DAx transition services agreement costs due to the wind down of contracts in 2018 compared with 2017.
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
General and administrative expenses decreased by $22.9 million, or 23.4%, for the year ended December 31, 2017 as compared to 2016, largely attributable to a decrease in employee costs. The decrease primarily resulted from a reduction in stock-based compensation expense, which was primarily attributable to the acceleration of equity awards held by certain Rentrak executives upon consummation of the merger during 2016. In addition, professional fees decreased from lower merger and integration costs and expenses associated with the DAx transition services agreement.

Investigation and Audit Related
Investigation and audit related expenses were $38.3 million, $83.4 million, and $46.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered as part of the internal investigation described earlier. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements for the prior years. Litigation related expenses include legal fees associated with various lawsuits or investigations, including those initiated either directly or indirectly as a result of the Audit Committee's investigation. We will continue incurring these costs during 2019 but expect them to be significantly lower than in 2018 as the financial statement aspects of these costs have ceased, leaving only ongoing legal costs.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our Rentrak merger in which we acquired $170.3 million definite-lived intangible assets.
Amortization of intangible assets decreased by $2.0 million, or 5.6%, for 2018 as compared to 2017 as a portion of these assets became fully amortized.
Amortization of intangible assets increased by $2.9 million, or 9.2%, for 2017 as compared to 2016 as we only incurred eleven months of amortization of these intangibles acquired in the Rentrak merger.
Gain on Asset Dispositions
During 2016, we sold our DAx business to Adobe and realized a gain on disposition of $33.5 million. There were no asset dispositions in 2018 or 2017.
Settlement of Litigation, Net
Settlement of litigation, net consists of losses from the settlement of various litigation matters. The $5.3 million net settlement of litigation expense for the year ended December 31, 2018 relates to the settlement and final resolution of the federal securities class action and the derivative actions. The $82.5 million net settlement of litigation expenses for the year ended December 31, 2017 primarily relates to the settlement of the federal securities class action litigation, derivative actions, and the Rentrak merger litigation.

Settlement of litigation, net, increased $80.2 million for 2017 as compared to 2016. The increase in the net settlement of litigation expenses for 2017 primarily relates to the settlement of the federal securities class action litigation for which we had reserved a total of $110.0 million in accrued litigation settlements for the gross settlement amount and recorded $37.2 million in insurance recoverable on litigation settlements on our Consolidated Balance Sheets as of December 31, 2017.
Organizational Restructuring
In December 2017, we announced that we were implementing an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions in order to enable us to decrease our global costs and more effectively align our resources to business priorities. The majority of the employees impacted by the restructuring exited in the fourth quarter of 2017 and the remainder exited in 2018.
During 2018, our Board of Directors authorized management to implement further reductions in headcount (less than 10%) and rationalize our portfolio of leased properties which resulted in the termination of one operating lease, the extension of the lease related to our headquarters, and the sublease of three operating leases of office space in various locations. In connection with the restructuring plans, we incurred expenses of $11.8 million for the year ended December 31, 2018, related to employee termination benefits, lease terminations and other direct costs compared with $10.5 million during 2017.
Interest Expense, Net
Interest expense, net, consists of interest income and interest expense. Interest income consists of interest earned from our cash and cash equivalent balances, marketable securities and imputed interest on the minimum commitment agreements entered into with WPP and its affiliates. Interest expense relates to interest on the Notes, our capital leases pursuant to several equipment loan and security agreements on financing of equipment, software and hardware purchases.
Interest expense, net, increased $15.8 million during 2018 to $16.5 million as compared to $0.7 million in 2017 as a result of the issuance of the Notes. The increase is comprised of $11.0 million of interest, $1.0 million of amortization of deferred financing costs and $4.8 million from the amortization of the discount on the Notes, offset by a decrease of $1.0 million in interest recognized on capital leases.
Interest expense, net, increased during 2017 as compared to 2016 as result of a decrease in interest income from a lower balance in marketable securities and lower imputed interest income on the minimum commitment agreements with WPP and its affiliates. The decrease in interest income was partially offset by lower interest expense from our capital lease agreements.
We expect our interest expense to increase in 2019 as a result of the interest rate reset feature on the Notes. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Interest is payable, at our option, in cash, or, subject to certain conditions, through the issuance by us of shares of Common Stock.
Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our normal operations.
Income from transition services represents Adobe Inc.'s ("Adobe") reimbursement of costs incurred under the DAx transition services agreement ("TSA") and are offset as expense in general and administrative expenses.

The following is a summary of other (expense) income, net:

	Years Ended December 31,
(In thousands)	2018	2017	2016
TSA income from the DAx disposition	$9,029	$11,080	$12,395
Change in fair value of financing derivatives	(14,226)	—	—
Gain on forgiveness of obligation	—	4,000	—
Other	3,733	125	(24)
Total other (expense) income, net	$(1,464)	$15,205	$12,371
The shift to other expense, net of $1.5 million for the year ended December 31, 2018 from other income, net of $15.2 million for the year ended December 31, 2017 was driven primarily by the $14.2 million loss recorded as a result of changes in the fair value of the interest rate reset liability, notes option derivative liability, and change of control derivative liability in 2018. Additionally, we had a $2.1 million reduction of income related to the DAx transition services agreement due to the wind down of managed contracts, as well as debt forgiveness of $4.0 million in 2017. These decreases in other (expense) income, net were partially offset by a $1.4 million increase in 2018 due to a change in the fair value of equity securities and $2.0 million increase in patent income received in 2018.
The decrease in TSA income from the DAx disposition for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily relates to reduced activity in the third year of the TSA. On August 8, 2018, we signed an amendment with Adobe to extend the TSA for an additional two months (through March 21, 2019) and to obtain a license to certain software for a period of one year (through January 21, 2020). The decrease in 2017 compared to 2016 for the TSA income relates to reduced activity in the second year of the DAx transaction services agreement.
In September 2017, we and Adobe agreed to terminate the Strategic Partnership Agreement and Adobe released us from our remaining $4.0 million obligation. For the year ended December 31, 2017, the relief from the obligations is reflected in other (expense) income, net.
Gain (Loss) from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions.
For the year ended December 31, 2018, gain from foreign currency transactions was $1.3 million. The 2018 gain was primarily related to fluctuations in the average U.S. Dollar to Euro, Canadian Dollar and Chilean Peso exchange rates. For 2017 and 2016, the loss from foreign currency transactions was $3.2 million and $1.2 million, respectively, and related to differences in the U.S. Dollar to Euro exchange rates.
(Provision) Benefit for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, and certain foreign jurisdictions deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the years ended December 31, 2018, 2017, and 2016, we recorded an income tax (provision) benefit of $(3.7) million, $2.7 million, and $4.0 million, respectively, resulting in an effective tax rate of (2.4)%, 1.0%, and 3.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets. More specifically, included within the total tax expense is an unfavorable $19.0 million related to the increase in valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $19.7 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
For the year ended December 31, 2018, we assessed the potential impact of TCJA provisions, including the reduction in the corporate tax rate from 35% to 21%, on our US deferred taxes and concluded that there was no material impact on our US deferred taxes.
We recognized an income tax benefit of $2.7 million during the year ended December 31, 2017 which is comprised of current tax expense of $0.5 million primarily related to foreign taxes and a deferred tax benefit of $3.2 million related to temporary differences between the tax treatment and financial reporting treatment for certain items. Included within the total tax benefit is an income tax benefit of $8.3 million related to the impact of the TCJA provisions on our U.S. deferred taxes, including the reduction in the corporate tax rate from 35% to 21% and a change in our valuation allowance assessment. Also included is income tax expense of $126.1 million related to the increase in valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions.
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
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring costs; and non-cash changes in the fair value of financing derivatives and investments in equity securities.
We define non-GAAP net loss as GAAP net income (loss) plus or minus stock-based compensation expense and amortization of intangible assets, as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring costs; and non-cash changes in the fair value of financing derivatives and investments in equity securities. We changed our definition of non-GAAP net loss in 2018 to adjust for amortization of intangible assets, a change that is intended to better reflect our core operating performance.
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

•
Adjusted EBITDA and non-GAAP net loss do not reflect cash payments relating to litigation and the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, restructuring costs, audits and other professional, consulting or other fees incurred in connection with our prior-year audits and certain legal proceedings, all of which represent a reduction in cash available to us;

•	Adjusted EBITDA and non-GAAP net loss do not consider the impact of stock-based compensation and similar arrangements;

•	Adjusted EBITDA and non-GAAP net loss do not consider amortization of intangible assets;

•	Adjusted EBITDA and non-GAAP net loss do not consider possible cash gains or losses related to our financing derivatives or investment in equity securities; and

•	Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider Adjusted EBITDA and non-GAAP net loss alongside GAAP-based financial performance measures, including GAAP revenue and various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using non-GAAP financial measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and a reconciliation of Non-GAAP revenue, Adjusted EBITDA and non-GAAP net loss to the most directly comparable GAAP measures, GAAP revenue and net loss, respectively. Consolidated EBITDA, as defined for purposes of the Notes, was the same as Adjusted EBITDA as presented below.

The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net loss (GAAP)	$(159,268)	$(281,393)	$(117,173)

Income tax provision (benefit)	3,706	(2,717)	(4,007)
Interest expense, net	16,465	661	478
Depreciation	17,259	23,339	25,439
Amortization of intangible assets	32,864	34,823	31,896
EBITDA	(88,974)	(225,287)	(63,367)

Adjustments:
Stock-based and expected awards compensation expense(1)	37,151	34,261	46,495
Investigation and audit related	38,338	83,398	46,617
Settlement of litigation, net	5,250	82,533	2,363
Gain on asset disposition	—	—	(33,457)
Restructuring costs	11,837	10,510	—
Post-merger integration costs (2)	—	—	15,772
Acquisition costs (3)	—	—	10,351
Adjustments related to dispositions (4)	—	—	(293)
Other expense (income), net (5)	12,783	(4,125)	24
Adjusted EBITDA	$16,385	$(18,710)	$24,505
(1) 2017 includes $16.9 million related to a stock-based retention program that was settled in cash for employees who departed prior to issuance of equity.
(2) Post-merger integration costs consist of third-party costs incurred following our merger with Rentrak and acquisition of Compete in 2016.
(3) Acquisition costs are comprised of third-party costs incurred related to our merger with Rentrak and acquisition of Compete in 2016.
(4) Dispositions consist of costs attributable to DAx, which was disposed in 2016.
(5) In 2018, adjustments to other expense (income), net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other (expense) income, net on our Consolidated Statements of Operations and Comprehensive Loss. These financial instruments were not held in the prior period. The prior period adjustment to other expense (income), net reflects items classified as other (expense) income, net on our Consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement for the DAx disposition. Our change to the calculation of Adjusted EBITDA for 2018 is intended to conform Adjusted EBITDA to the Consolidated EBITDA definition under the Notes.

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net loss (GAAP)	$(159,268)	$(281,393)	$(117,173)

Adjustments:
Stock-based and expected awards compensation expense(1)	37,151	34,261	46,495
Investigation and audit related	38,338	83,398	46,617
Amortization of intangible assets(2)	32,864	34,823	31,896
Settlement of litigation, net	5,250	82,533	2,363
Gain on asset disposition	—	—	(33,457)
Restructuring costs	11,837	10,510	—
Post-merger integration costs (3)	—	—	15,772
Acquisition costs (4)	—	—	10,351
Adjustments related to dispositions (5)	—	—	(293)
Other expense (income), net (6)	12,783	(4,125)	24
Non-GAAP net (loss) income	$(21,045)	$(39,993)	$2,595
(1) 2017 includes $16.9 million related to a stock-based retention program that was settled in cash for employees who departed prior to issuance of equity.

(2) In 2018, amortization of intangible assets was added as an adjustment in our calculation of non-GAAP net loss. Prior year non-GAAP net loss has been recast to include this adjustment, which is intended to better reflect our core operating performance.
(3) Post-merger integration costs consist of third-party costs incurred following our merger with Rentrak and acquisition of Compete in 2016.
(4) Acquisition costs are comprised of third-party costs following our merger with Rentrak and acquisition of Compete in 2016.
(5) Dispositions consist of costs attributable to DAx, which was disposed in 2016.
(6) In 2018, adjustments to other expense (income), net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other (expense) income, net on our Consolidated Statements of Operations and Comprehensive Loss. These financial instruments were not held in the prior period. The prior period adjustment to other expense (income), net reflects items classified as other (expense) income, net on our Consolidated Statements of Operations and Comprehensive Loss, excluding the other income associated with the transition services agreement for the DAx disposition.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(72,575)	$(56,405)	$(55,912)
Net cash (used in) provided by investing activities	$(13,814)	$18,254	$47,820
Net cash provided by (used in) financing activities	$93,119	$(7,518)	$(51,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,657)	$2,453	$776
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,073	$(43,216)	$(58,645)
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
As of December 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $50.2 million, including $6.1 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our prior years' consolidated financial statements, resulted in a need to secure long-term financing. In January 2018, we issued $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock in order to support our anticipated liquidity requirements and provide capital for future investment. In May 2018, we issued an additional $50.0 million in Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. In addition, on July 9, 2018, the Virginia Circuit Court dismissed certain derivative litigation in which we were a party, resulting in $10.1 million of insurance proceeds held in escrow being released to us.
We believe that our sources of funding are sufficient to satisfy our currently anticipated requirements for at least the next twelve months. We continue to be focused on maintaining flexibility in terms of sources, amounts and the timing of any potential transaction in order to best position us for future success. Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and legal proceedings. Our liquidity could also be negatively affected by the interest rate reset feature of the Notes, which increased the interest rates for the Notes from 6.0% to 12.0%, effective January 30, 2019 through January 30, 2020. For additional information on the interest rate reset feature, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Interest on the Notes is payable, at our option, in cash, or, subject to certain conditions, through the issuance by us of shares of Common Stock.
Restricted cash represents our requirement to collateralize outstanding letters of credit, certain operating lease obligations, international payroll processing exposures and lines of credit related to certain of our corporate credit card programs. As of December 31, 2018 and 2017, we had $6.1 million and $7.3 million of restricted cash, respectively.
Credit Facility
In 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent and lead lender, and certain other lenders for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. The maturity date for the revolving credit facility was September 26, 2018. On January 11, 2018, we voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A.. At the time of termination, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of December 31, 2018, no letters of credit remain outstanding under the Credit Agreement.
On June 1, 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of December 31, 2018, $3.5 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Issuance and Sale of Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share. The warrants were issued on October 12, 2018 and are exercisable for five years from the date of issuance. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of Notes as of December 31, 2018 to $204.0 million.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20.0 million) and (v) the timely filing of certain disclosures with the SEC. We were in compliance with the debt covenants as of December 31, 2018. Based on our current plans, we do not currently anticipate any breach of these covenants that would result in an event of default under the Notes. Our liquidity could be negatively affected in the event of a default under the Notes.
For additional information about the terms of the Notes, refer to Footnote 5, Long-term Debt.
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
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as to exclude non-cash items such as: depreciation, amortization of intangible assets, provision for bad debts, stock-based compensation, deferred tax provision (benefit), change in the fair value of financing derivatives and equity securities, accretion of debt discount, amortization of deferred financing costs, gain on forgiveness of obligation, and litigation accrual settled in common stock.
Net cash used in operating activities in 2018 was $72.6 million compared to net cash used of $56.4 million in 2017. The increase in cash used in operating activities during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable to a $90.0 million increase in payments of our outstanding liabilities, driven by investigation and audit related expenses, interest payments on the Notes and settlement of compensation liabilities.
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
Net cash used in investing activities in 2018 was $13.8 million compared to net cash provided by investing activities of $18.3 million in 2017. The shift from cash provided by investing activities to cash used in investing activities was mainly attributable to the sales of marketable securities in 2017 compared with the increase in cash used for the development of internal-use software in 2018. We did not capitalize any internal-use software costs in 2017.

Net cash provided by investing activities in 2017 was $18.3 million compared to net cash provided by investing activities of $47.8 million in 2016. This decrease in cash provided by investing activities was largely attributable to $37.1 million acquired in 2016 as result of our merger with Rentrak, and $43.0 million in net cash received from the disposition of the DAx assets, offset by $27.3 million of net cash used to acquire certain assets of Compete in 2016. These decreases were partially offset by $26.2 million of cash provided by the sale of marketable securities during 2017.
Financing Activities
Net cash provided by financing activities in 2018 was $93.1 million compared to net cash used in financing activities of $7.5 million in 2017. The change was largely due to the cash proceeds of $100.0 million from the issuance of the Notes. These proceeds were offset by debt issuance costs of $5.1 million and the use of $5.3 million of cash to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards and exercise of stock options in 2018.
We used $7.5 million of cash in financing activities in 2017 compared to $51.3 million in 2016. The decrease in cash used was largely attributable to a $27.3 million reduction in cash used to repurchase shares under our share repurchase program, which was suspended indefinitely in March 2016. We also used $16.8 million less in cash to cover minimum statutory withholding taxes due upon the vesting of certain restricted stock and restricted stock unit awards in 2017 compared to 2016. In addition, we received $4.1 million less in proceeds from the exercise of employee stock options in 2017 and we used $1.8 million less to make principal payments on capital lease obligations. These decreases were partially offset by the receipt of $2.1 million more in proceeds from the minimum commitment agreements with WPP during 2017 compared to 2016.
Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature.
On May 30, 2018, we entered into an amendment with the landlord of our corporate headquarters, extending the lease term which was scheduled to expire on July 31, 2022. Pursuant to the terms of the extension, the new lease term will begin on August 1, 2022 and will expire on July 31, 2027. Refer to Footnote 10, Commitments and Contingencies.
On June 1, 2018, we entered into a new multi-year agreement with an MVPD, extending the term of our agreement through December 2023. Refer to Footnote 10, Commitments and Contingencies.
The information set forth below summarizes our contractual obligations as of December 31, 2018 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$90,585	$14,780	$25,286	$19,044	$31,475
Capital lease obligations	3,863	2,582	1,161	120	—
Software license arrangements	1,843	1,843	—	—	—
Long-term debt obligations	204,000	—	—	204,000	—
Unconditional purchase obligations with MVPDs	141,955	39,422	64,829	37,704	—
Other purchase obligations	706	706	—	—	—
Total	$442,952	$59,333	$91,276	$260,868	$31,475
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including expenses from ongoing compliance efforts and related to various legal proceedings. To the extent that our existing cash, cash equivalents, operating cash flow and the proceeds from the 2018 issuance and sale of Notes (offset by cash interest on such Notes) are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue additional equity securities in order to raise additional funds or pay interest on the Notes, further dilution to existing stockholders may occur. The delayed filing of our periodic reports with the SEC prior to our filing of the 2017 10-K may impair our ability to obtain additional financing and access the capital markets. As a result of our delayed filings, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until after we have timely filed all periodic reports required under the Exchange Act for twelve months, which we expect to be April 1, 2019.

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
During 2018, our Compensation Committee approved and awarded 2,612,457 time-based restricted stock units ("RSUs"), 191,800 performance-based RSUs, and 68,151 market-based RSUs under the 2018 Plan to our employees, directors and consultants . Of the time-based RSUs, 1,493,288 vested immediately upon grant. The remaining time-based RSUs generally vest after three to four years contingent on continued service, and performance-based RSUs generally vest after three years based on achievement of pre-established revenue and adjusted EBITDA goals. Market-based awards generally vest after three years based on the attainment of certain stock price hurdles. Refer to Footnote 12, Stockholders' Equity.
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
Revenue Recognition
We apply the provisions of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and all related appropriate guidance. We recognize revenue under the core principle of depicting the transfer of promised goods and services to our customers in an amount that reflects the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
Our contracts with customers may include multiple promised goods and services, consisting of the various services we offer. Contracts with multiple performance obligations typically consist of a mix of subscriptions to online products, our online database and custom products and services. At contract inception, we identify performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract. Promised goods and services that are not distinct are combined until the combined bundle of goods and services is distinct.
In general, transaction price is determined by estimating the fixed amount of consideration to which we are entitled to for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach. Once we select a method to estimate variable consideration for a particular type of performance obligation, we will apply that method consistently. We will constrain estimates of variable consideration only to the extent that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur.

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
We enter into a limited number of monetary contracts that involve both the purchase and sale of services with a single counterparty. We assess each contract to determine if the revenue and expense should be presented gross or net. We recognize revenue for these contracts to the extent that SSP is established for distinct services provided. Any excess consideration above the established standalone selling price of services is presented as an offset to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.
The impact of adopting ASC 606 on our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018 was a reduction of $1.9 million. See Footnote 2, Summary of Significant Accounting Policies for further details.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of intangible assets and goodwill involves the use of management's estimates and assumptions; and can have a significant impact on future operating results. We initially record our intangible assets at fair value. Intangible assets with finite lives are amortized over their estimated useful lives while goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
We adopted Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment effective September 30, 2018, which eliminates the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the impairment test. The adoption did not have an impact on the Consolidated Financial Statements.
We have one reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value. We initially assess qualitative factors to determine if it is necessary to perform the goodwill impairment review. We review the goodwill for impairment if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of its reporting unit is less than the carrying value, or we decide to bypass the qualitative assessment. We review the carrying value of our reporting unit utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. We make assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of its reporting unit.
A discounted cash flow analysis requires the use of various assumptions, including, expectations of future cash flows, growth rates, tax rates, and discount rates in developing the present value of projected cash flows. The following assumptions are significant to our discounted cash flow analysis:
Projected Financial Performance: expected future cash flows and growth rates are based upon assumptions of our future revenue growth and operating costs. Actual results of operations and cash flows will likely differ from those utilized in our discounted cash flow analysis, and it is possible that those differences could be material. We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projects, profitability, discount rates, volatility in our market capitalization, general industry, micro and macro-economic conditions.
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate utilized in the 2018 analysis was 3.0%.
Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We used a 10.0% discount rate in 2018.

In addition, we also use a market-based approach to estimate the value of our reporting unit. The market value is estimated by comparing it to publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of the business entity is based on pricing multiples of certain financial parameters observed in the comparable companies.
Goodwill allocated to our single reporting unit as of December 31, 2018 was $641.2 million. The results of the October 1, 2018 annual impairment test resulted in the fair value of our reporting unit exceeding the carrying value by over 100%. We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in our market capitalizations, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require us to record a non-cash impairment charge.
Derivative Financial Instruments
We have derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are immediately recorded in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of our interest rate reset derivative liability is determined using a with-and-without approach, using a standard binomial tree convertible bond model. The fair value estimate is determined using an estimate for the Company's credit rating, the premium attributable to the payment-in-kind feature of the Notes, and premium estimates for company-specific risk factors. The valuation is derived from techniques which utilize unobservable Level 3 inputs.
The fair value of our change of control redemption derivative liability is determined using a probability adjusted binomial lattice model. The fair value estimate is determined using management's estimate for the probability of change of control, risk-free rate, and remaining term of the redemption feature. These estimates represent Level 3 inputs within the fair value hierarchy.
The fair values of our financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivative. The primary sensitivity in the interest rate reset derivative liability is driven by our Common Stock price at the measurement date, the observable volatility of the Common Stock, and the discount rate used to determine the present value of the instrument. The primary sensitivity for the change of control redemption derivative liability is driven by the probability of the change of control.
Refer to Footnote 6, Fair Value Measurements for the significant unobservable inputs used to determine the fair value of the derivatives as of December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are subject to interest rate risk in connection with the Starboard Notes, and we hold equity securities and derivative financial instruments which are subject to market risk. We also have foreign currency exchange rate risk from our global operations, although we do not believe this risk to be significant.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of December 31, 2018, the interest rate on the Notes was 6.0% per year. The interest rate resets at each of January 30, 2019, January 30, 2020 and February 1, 2021 (each an "Interest Reset Date") based on the then-applicable Conversion Premium, which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

If the Conversion Premium (as of the applicable Interest Reset Date) is:	Implied VWAP	Then the Interest Rate from the applicable Interest Reset Date until the next subsequent Interest Reset Date shall be:
1.0 or less	$31.29 or higher	4.0%
1.05	$29.80	4.3%
1.10	$28.45	4.7%
1.15	$27.21	5.0%
1.20	$26.08	5.3%
1.25	$25.03	5.7%
1.30	$24.07	6.0%
1.35	$23.18	8.0%
1.40	$22.35	10.0%
1.45 or higher	$21.58 or less	12.0%
If the Conversion Premium is between two Conversion Premium amounts in the table above, the interest rate is determined by straight-line interpolation between the interest rates for the higher and lower Conversion Premium amounts.
The interest rate reset feature of the Notes increases the risk that interest charges could increase materially in future years as compared to 2018. Based on the $204.0 million aggregate principal Notes outstanding as of December 31, 2018, each 1.0% increase in the interest rate on the Notes would increase our annual interest expense by $2.0 million. On January 30, 2019, the interest rate reset to 12.0%, which we expect to result in an approximately $12.2 million increase in interest expense from January 30, 2019 to the next Interest Reset Date and, assuming that the interest rate remains at 12.0% for each successive Interest Reset Date, approximately $37.8 million through the maturity date of the Notes, which is January 16, 2022. As discussed in Footnote 5, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of additional shares of our Common Stock.
Derivative financial instrument
The interest rate reset feature of the Notes represents a complex derivative financial instrument, which is classified as a liability in the Consolidated Balance Sheets. This derivative is not considered a hedging instrument. We determine the fair value of our derivative financial instrument, relying in part on the work of an independent valuation firm engaged by us to provide inputs as to the fair value of the liability, including the valuation models and assumptions used to determine its fair value. For additional information on the determination of fair value, including the assumptions used in those determinations, refer to Footnote 5, Long-term Debt and Footnote 6, Fair Value Measurements. As of December 31, 2018, the fair value of our interest rate reset derivative financial instrument of $23.3 million was recorded in financing derivatives within the Consolidated Balance Sheets. Any changes in fair value of financing derivatives are recorded to earnings and could affect our financial position and results of operations. A change in fair value of the interest rate reset derivative liability of 10% in either direction would result in a $2.3 million gain or loss recorded in earnings in our consolidated financial statements.
The fair value of our interest rate reset derivative liability relates to the interest rate reset feature of the Notes. Changes in the fair value of the interest rate reset derivative liability are primarily driven by changes in the price and volatility of a share of our Common Stock. Generally, as our stock price decreases, the fair value of the derivative liability will increase, although not in a linear relationship. Similar to an option, over time, and at each of the Interest Reset Dates, the value of the interest rate reset derivative liability will decrease as the time to maturity shortens and each Interest Reset Date passes.
Equity price risk
We hold an equity security investment that is subject to market risk. As of December 31, 2018, the fair value of this investment, which represents shares of common stock of a company listed on a foreign stock exchange, was $6.1 million. Any changes in the fair value of this investment are recorded to earnings and could affect our financial position and results of operations. A change in fair value of 10% in either direction would result in a $0.6 million gain or loss recorded within other income (loss), net in our consolidated financial statements.

Foreign currency risk
We operate globally, and we predominantly generate revenues and expenses in local currencies. We operate in several countries in South America, as well as countries throughout Europe and Asia Pacific. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure is not material at this time. We have not engaged in any transactions that hedge foreign currency exchange rate risk.
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We have evaluated and assessed the potential effect of this risk and believe that near-term changes in currency rates should not materially affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in approximately $5 million decrease to our operating loss for 2018 and a 10% increase in value would have resulted in approximately $4 million increase to our operating loss for the year ended December 31, 2018.
As of December 31, 2018, of the total $44.1 million in cash and cash equivalents, $15.7 million was held by foreign subsidiaries. Of this amount, we believe $3.9 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018 due to adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company adopted ASC 606 using the modified retrospective method.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 28, 2019
We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of comScore, Inc.
We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of comScore, Inc. for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of comScore, Inc.’s operations and cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Tysons, Virginia
March 23, 2018

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$44,096	$37,859
Restricted cash	6,102	7,266
Accounts receivable, net of allowances of $1,597 and $1,991, respectively ($4,024 and $2,899 of accounts receivable attributable to related parties, respectively)	75,609	82,029
Prepaid expenses and other current assets ($484 and $- attributable to related parties)	19,972	15,168
Insurance recoverable on litigation settlements	—	37,232
Total current assets	145,779	179,554
Property and equipment, net	27,339	28,893
Other non-current assets ($65 and $- attributable to related parties)	8,898	7,259
Deferred tax assets	3,991	4,532
Intangible assets, net	126,945	159,777
Goodwill	641,191	642,424
Total assets	$954,143	$1,022,439
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($1,878 and $2,715 attributable to related parties, respectively)	$29,836	$27,889
Accrued expenses ($4,478 and $5,857 attributable to related parties, respectively)	58,140	86,031
Accrued litigation settlements	3,500	27,718
Other current liabilities	2,278	2,998
Customer advances	6,688	—
Contract liability ($2,521 and $2,755 attributable to related parties, respectively)	64,189	98,367
Deferred rent	1,884	1,239
Capital lease obligations	2,421	6,248
Total current liabilities	168,936	250,490
Financing derivatives (related parties)	26,100	—
Senior secured convertible notes (related parties)	177,342	—
Deferred rent	10,304	9,394
Deferred tax liabilities	5,527	3,641
Capital lease obligations	1,182	2,103
Accrued litigation settlements	—	90,800
Other non-current liabilities ($251 and $- attributable to related parties)	13,185	9,519
Total liabilities	402,576	365,947
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2018 and 2017; no shares issued or outstanding as of December 31, 2018 or 2017	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of December 31, 2018 and 100,000,000 shares authorized as of December 31, 2017; 66,154,626 shares issued and 59,389,830 shares outstanding as of December 31, 2018, and 60,053,843 shares issued and 57,289,047 shares outstanding as of December 31, 2017	59	60
Additional paid-in capital	1,561,208	1,407,717
Accumulated other comprehensive loss	(10,621)	(6,224)
Accumulated deficit	(769,095)	(609,091)
Treasury stock, at cost, 6,764,796 and 2,764,796 shares as of December 31, 2018 and 2017, respectively	(229,984)	(135,970)
Total stockholders’ equity	551,567	656,492
Total liabilities and stockholders’ equity	$954,143	$1,022,439
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues (1)	$419,482	$403,549	$399,460

Cost of revenues (1) (2) (3)	200,220	193,605	173,080
Selling and marketing (1) (2) (3)	108,395	130,509	126,311
Research and development (1) (2) (3)	76,979	89,023	86,975
General and administrative (1) (2) (3)	84,535	74,651	97,517
Investigation and audit related (1)	38,338	83,398	46,617
Amortization of intangible assets	32,864	34,823	31,896
Gain on asset dispositions	—	—	(33,457)
Settlement of litigation, net	5,250	82,533	2,363
Restructuring (2)	11,837	10,510	—
Total expenses from operations	558,418	699,052	531,302
Loss from operations	(138,936)	(295,503)	(131,842)
Interest expense, net (1)	(16,465)	(661)	(478)
Other (expense) income, net	(1,464)	15,205	12,371
Gain (loss) from foreign currency transactions	1,303	(3,151)	(1,231)
Loss before income taxes	(155,562)	(284,110)	(121,180)
Income tax (provision) benefit	(3,706)	2,717	4,007
Net loss	$(159,268)	$(281,393)	$(117,173)
Net loss per common share:
Basic and diluted	$(2.76)	$(4.90)	$(2.10)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	57,700,603	57,485,755	55,728,090
Comprehensive loss:
Net loss	$(159,268)	$(281,393)	$(117,173)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(4,397)	6,168	(1,170)
Other	—	28	188
Total comprehensive loss	$(163,665)	$(275,197)	$(118,155)

(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 16, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information):

	Years Ended December 31,
	2018	2017	2016
Revenues	$12,662	$13,181	$9,688

Cost of revenues	11,239	12,956	15,695
Selling and marketing	158	157	1,743
Research and development	186	119	3,662
General and administrative	650	777	633
Investigation and audit related	—	16,844	2,563

Interest (expense) income, net	(16,023)	672	1,106

(2) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2018	2017	2016
Cost of revenues	$6,349	$1,766	$4,841
Selling and marketing	9,452	5,247	10,967
Research and development	6,580	2,270	5,902
General and administrative	14,770	8,031	24,785
Restructuring	468	—	—
Total stock-based compensation expense	$37,619	$17,314	$46,495

(3) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2015	38,975,069	$41	$593,055	$(11,438)	$(210,802)	$(108,678)	$262,178
Adoption of ASU 2016-09	—	—		—	277	—	277
Net loss	—	—	—	—	(117,173)	—	(117,173)
Foreign currency translation adjustment	—	—	—	(1,170)	—	—	(1,170)
Unrealized gain on marketable securities, net of tax	—	—	—	188	—	—	188
Subscription Receivable	—	—	(5,521)	—	—	—	(5,521)
Exercise of Common Stock options, net	225,088	—	4,139	—	—	—	4,139
Issuance of restricted stock	214,010	—	—	—	—	—	—
Restricted stock canceled	(1,750)	—	—	—	—	—	—
Restricted stock units vested	405,031	1	(1)	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(279,301)	—	(18,292)	—	—	—	(18,292)
Issuance of common stock for Rentrak acquisition	18,303,796	18	753,400	—	—	—	753,418
Repurchase of Common Stock	(675,672)	—	—	—	—	(27,292)	(27,292)
Other	6,326	—	—	—	—	—	—
Stock-based compensation	—	—	54,101	—	—	—	54,101
Balance as of December 31, 2016	57,172,597	$60	$1,380,881	$(12,420)	$(327,698)	$(135,970)	$904,853
Net loss	—	—	—	—	(281,393)	—	(281,393)
Foreign currency translation adjustment	—	—	—	6,168	—	—	6,168
Unrealized gain on marketable securities, net of tax	—	—	—	28	—	—	28
Subscription Receivable	—	—	11,012	—	—	—	11,012
Restricted stock units vested	185,754	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(69,304)	—	(1,514)	—	—	—	(1,514)
Stock-based compensation	—	—	17,338	—	—	—	17,338
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(159,268)	—	(159,268)
Foreign currency translation adjustment	—	—	—	(4,397)	—	—	(4,397)
Subscription Receivable	—	—	10,254	—	—	—	10,254
Common Stock warrants issued	—	—	5,545	—	—	—	5,545
Exercise of Common Stock options, net	222,229	—	2,855	—	—	—	2,855
Shares issued in connection with settlement of litigation	4,024,115	4	90,764	—	—	—	90,768
Repurchase of Common Stock in exchange for senior secured convertible notes	(4,000,000)	(7)	—	—	—	(94,014)	(94,021)
Restricted stock units vested	2,077,253	2	15,816	—	—	—	15,818
Payments for taxes related to net share settlement of equity awards	(222,814)	—	(5,263)	—	—	—	(5,263)
Stock-based compensation	—	—	33,520	—	—	—	33,520
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(159,268)	$(281,393)	$(117,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,259	23,339	25,439
Amortization of intangible assets	32,864	34,823	31,896
Provision for bad debts	966	983	1,507
Stock-based compensation	37,619	17,314	46,495
Deferred tax provision (benefit)	2,019	(3,203)	(3,997)
Gain on asset dispositions	—	—	(33,457)
Change in fair value of financing derivatives	14,226	—	—
Change in fair value of investment in equity securities	(1,443)	—	—
Accretion of debt discount	4,812	—	—
Amortization of deferred financing costs	955	—	—
Gain on forgiveness of obligation	—	(4,000)	—
Accrued litigation settlements to be settled in Common Stock	—	90,800	—
Other	568	192	700
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,707	14,529	4,009
Prepaid expenses and other assets	(4,456)	4,067	(3,928)
Insurance recoverable on litigation settlements	10,000	(37,232)	—
Accounts payable, accrued expenses, and other liabilities	(4,955)	85,001	(12,972)
Contract liability and customer advances	(30,013)	(2,638)	5,962
Deferred rent	1,565	1,013	(393)
Net cash used in operating activities	(72,575)	(56,405)	(55,912)

Investing activities:
Net cash received from disposition of assets	—	—	42,980
Acquisitions, net of cash acquired	—	—	37,086
Acquisitions, net of cash acquired (related party)	—	—	(27,328)
Sales of marketable securities	—	28,436	2,188
Purchases of property and equipment	(4,206)	(10,182)	(7,106)
Capitalized internal-use software costs	(9,608)	—	—
Net cash (used in) provided by investing activities	(13,814)	18,254	47,820

Financing activities:
Proceeds from borrowings on senior secured convertible notes (related party)	100,000	—	—
Debt issuance costs	(5,146)	—	—
Financing proceeds received on subscription receivable (related party)	9,679	11,012	8,954
Proceeds from the exercise of stock options	2,855	—	4,139
Payments for taxes related to net share settlement of equity awards	(5,263)	(1,514)	(18,292)
Repurchase of common stock (treasury shares)	—	—	(27,292)
Principal payments on capital lease and software license arrangements	(9,006)	(17,016)	(18,838)
Net cash provided by (used in) financing activities	93,119	(7,518)	(51,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,657)	2,453	776
Net increase (decrease) in cash, cash equivalents and restricted cash	5,073	(43,216)	(58,645)
Cash, cash equivalents and restricted cash at beginning of period	45,125	88,341	146,986
Cash, cash equivalents and restricted cash at end of period	$50,198	$45,125	$88,341

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$44,096	$37,859	$84,111
Restricted cash	6,102	7,266	4,230
Total cash, cash equivalents and restricted cash	$50,198	$45,125	$88,341

Supplemental cash flow disclosures:
Interest paid ($7,484 of 2018 interest paid attributable to related party)	$8,136	$1,691	$1,962
Income taxes paid, net of refunds	1,260	497	1,717

Supplemental non-cash activities:
Stock issued in connection with WPP arrangements	$—	$—	$753,418
Assets acquired through capital lease and software obligations	1,737	191	14,842
Change in accrued capital expenditures	1,149	336	3,060
Repurchase of Common Stock in exchange for senior secured convertible notes	94,021	—	—
Shares issued in connection with settlement of litigation	90,768	—	—
Insurance recovery on litigation settlement	27,232	—	—
Common Stock warrants issued with senior secured convertible notes	5,733	—	—
Fair value of financing derivatives issued with senior secured convertible notes	17,574	—	—
Notes Option derivative liability settlement	5,700	—	—
Modification of debt in consideration for the reduction of the senior secured convertible note minimum cash balance requirement	4,000	—	—
Settlement of restricted stock unit liability	15,818	—	—
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "Comscore" or the “Company”), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms.
On April 23, 2018, the Company announced the appointment of Bryan J. Wiener as its Chief Executive Officer ("CEO"), effective May 30, 2018. Upon the effective date of the CEO's appointment, the Company's President and Executive Vice Chairman William P. Livek stepped down as President and assumed the role of Vice Chairman and special advisor to the CEO. On September 5, 2018, the Company announced the appointment of Sarah Hofstetter as President, effective October 4, 2018.
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. The Company has one operating segment. A single management team reports to the CODM, who manages the entire business. The Company’s CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product line. The Company's CEO assumed the role of CODM following his appointment.
On May 30, 2018, The Nasdaq Stock Market LLC approved the Company's application for relisting on The Nasdaq Global Select Market ("Nasdaq") and the Company's common stock, par value $0.001 per share ("Common Stock") began trading on Nasdaq effective June 1, 2018.
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. The Company incurred significant investigation and audit related expenses with respect to the completion of its restatement and audit process, which significantly reduced working capital during 2017. In response to this reduction, in December 2017, the Company implemented an organizational restructuring to reduce staffing levels by approximately 10% and exit certain geographic regions, which enabled the Company to decrease its global costs and more effectively align resources to business priorities. During 2018, the Company's Board of Directors authorized additional headcount reductions (less than 10%) and rationalization of its leased properties. For additional information, refer to Footnote 17, Organizational Restructuring.
The Company continued to incur investigation and audit related expenses during the year ended December 31, 2018. To increase the Company’s available working capital, on January 16, 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, “Starboard”), pursuant to which the Company issued and sold to Starboard $150.0 million of senior secured convertible notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. The convertible notes contain certain affirmative and restrictive covenants with which the Company must comply, including covenants with respect to limitations on additional indebtedness and liens and maintenance of certain minimum cash balances. Interest on the convertible notes is payable, at the option of the Company, in cash or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock.
On May 17, 2018, Starboard exercised an option to purchase an additional $50.0 million of convertible notes, in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. On August 8, 2018, the Company and Starboard amended the outstanding convertible notes in order to reduce the minimum cash balance required to be maintained by the Company from $40.0 million to $20.0 million through March 31, 2019, subject to certain limitations. In connection with this modification, the Company issued to Starboard $2.0 million in additional aggregate principal amount of convertible notes. On November 13, 2018, the Company and Starboard further amended the outstanding convertible notes to extend the applicable period for the $20.0 million minimum cash balance until the earlier of August 9, 2019 or the date the Company files its Form 10-Q for the quarterly period ended June 30, 2019, subject to certain limitations. In connection with this amendment, the Company issued to Starboard $2.0 million in additional aggregate principal amount of convertible notes. The total principal amount of convertible notes held by Starboard as of December 31, 2018 was $204.0 million. For additional information, refer to Footnote 5, Long-term Debt.
As of December 31, 2018, the Company was in compliance with its covenants under the convertible notes. Based on management’s current plans, including actions within management’s control, the Company does not anticipate any breach of these covenants that would result in an event of default under the convertible notes.
Under the agreements with Starboard, the Company has the right to conduct and fully implement a rights offering, which would be open to all stockholders of the Company, for up to $150.0 million in senior secured convertible notes. Starboard is obligated to backstop up to $50.0 million in aggregate principal amount of rights offering notes. If undertaken, the rights offering would provide at least $35.0 million in cash if not fully subscribed (assuming that any convertible notes purchased by Starboard pursuant to the backstop obligation would be issued on the same terms as the rights offering notes), and at least $105.0 million in cash if fully subscribed. The Company is not obligated to undertake the rights offering, and there is no assurance that the rights offering will occur.
On June 21, 2018, in connection with the Company's settlement of the federal securities class action litigation and the derivative litigation discussed below in Footnote 10, Commitments and Contingencies, the Company issued a total of 4,024,115 shares of Common Stock to a settlement fund for the benefit of authorized claimants in the federal securities class action and plaintiffs' lead counsel in the derivative litigation. On July 9, 2018, the Virginia Circuit Court dismissed the final derivative actions related to the settlement of the derivative litigation, and $10.1 million of insurance funds held in escrow were released to the Company.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing transaction in order to best position the Company for future success. The Company continues to explore all potential available alternatives and has not committed to any specific financing transaction, including the rights offering. The Company believes that the financing actions discussed above, or other sources of financing, are probable of occurring and satisfying the Company’s estimated liquidity needs within one year after the date that the financial statements are issued. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Deferred revenue (non-current), has been aggregated within other non-current liabilities on the Consolidated Balance Sheets. Unrealized gain on marketable securities, net and reclassification of realized loss on the sale of marketable securities, net have been aggregated within the Other line item on the Consolidated Statements of Operations and Comprehensive Loss. Adjustments to reconcile net loss to net cash used in operating activities related to loss from equity method investment, realized loss on marketable securities and loss on asset disposition of property and equipment, net have been aggregated within other adjustments on the Consolidated Statements of Cash Flows.
Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, the fair value determination of financing-related liabilities and derivatives, the allowance for doubtful accounts, valuation of options, and performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
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
Level 2 - inputs other than the quoted prices in active markets that are observable either directly or indirectly;
Level 3 - unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company's assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
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
Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. The fair value of these assets and liabilities are determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.
Fair Value of Financial Instruments
Due to their short-term nature, the carrying amounts reported in the Company’s Consolidated Financial Statements approximate the fair value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, the current portion of contract liability and customer advances. The carrying values of capitalized lease obligations approximate their fair value as the terms and interest rates approximate market rates (Level 2).
The fair values of the Company's financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivative. The fair value of the interest reset liability is determined based on the Company's Common Stock price at measurement date, the observable volatility of the Common Stock and risk-free rate. The fair value of the change in control redemption derivative liability is determined based on the probability of change of control and risk-free rate. The fair value of long-term debt is determined based on the credit adjusted discount rate at the valuation date, the Company's Common Stock price at the valuation date, risk-free rate and volatility commensurate with the remaining term of the senior secured convertible notes.
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
Restricted Cash
Restricted cash represents the Company's requirement to collateralize letters of credit, certain operating lease obligations, international payroll processing exposures, as well as its corporate credit card obligations. As of December 31, 2018 and 2017, the Company had $6.1 million and $7.3 million of restricted cash, respectively.
Allowance for Doubtful Accounts
The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for uncollectible receivables. Allowances are based on management's judgment, which considers historical collection experience, a specific review of all significant outstanding receivables and an assessment of company specific credit conditions and general economic conditions.

The following is a summary of the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Beginning Balance	$(1,991)	$(2,100)	$(2,689)
Additions	(966)	(983)	(1,507)
Recoveries	(225)	(147)	(97)
Write-offs	1,585	1,239	2,193
Ending Balance	$(1,597)	$(1,991)	$(2,100)
Property and Equipment, net
Property and equipment is recorded at cost, net of accumulated depreciation, and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years. Assets under capital leases are recorded at their net present value at the inception of the lease. Assets under capital leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred.
Capitalized Software
Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide various services to clients. The costs are capitalized from the time that the preliminary project stage is completed and considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Internal-use software costs are capitalized during the application development stage, which is when the preliminary project stage is complete, and management has committed to a project to develop software that will be used for its intended purpose. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During 2018, the Company capitalized $9.6 million in internally developed software costs. During the year ended December 31, 2017, the Company did not capitalize any internally developed software costs. During the year ended December 31, 2016, the Company capitalized $0.3 million in internally developed software costs. The Company depreciated $1.3 million, $0.0 million, and $0.3 million in capitalized internal-use software costs during the years ended December 31, 2018, 2017, and 2016.
Business Combinations
The Company recognizes all of the assets acquired, liabilities assumed and contractual contingencies at their fair value on the acquisition date. The Company uses its best estimates and assumptions as a part of the purchase accounting process to accurately value assets acquired and liabilities assumed at the business combination date, however, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business combination date, adjustments may be made to initial values. Acquisition-related costs are expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e. working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of intangible assets and goodwill involves the use of management's estimates and assumptions, and can have a significant impact on future operating results. The Company initially records its intangible assets at fair value. Intangible assets with finite lives are amortized over their estimated useful lives while goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the standard as of September 30, 2018 and the adoption did not have an impact on the Consolidated Financial Statements.
The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company initially assesses qualitative factors to determine if it is necessary to perform the goodwill impairment review. Goodwill is reviewed for impairment if, based on an assessment of the qualitative factors, it is determined that it is more likely than not that the fair value of its reporting unit is less than its carrying value, or the Company decides to bypass the qualitative assessment. The carrying value of the reporting unit is reviewed utilizing a discounted cash flow model, and a market value approach is utilized to supplement the discounted cash flow model. The estimated fair value of a reporting unit is determined based on assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values.
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.
The Company completed its analyses for each of the years ended December 31, 2018, 2017, and 2016 and determined that there was no impairment of goodwill.
Intangible assets with finite lives are generally amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies/technology	2 to 7
Strategic alliance	10
Acquired software	3
Customer relationships	3 to 7
Intellectual property	2 to 13
Panel	1 to 7
Trade Names	2 to 6
Other	6 to 8
Impairment of Long-Lived Assets
The Company's long-lived assets consist of property and equipment and finite-lived intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group's carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances. There were no impairment charges recognized during the years ended December 31, 2018, 2017 or 2016.

Leases
The Company leases its facilities and meets the requirements to account for these leases as operating leases. For facility leases that contain rent escalations or rent concession provisions, the Company records its lease expense during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlords or allowances are recorded as leasehold improvement assets and a deferred rent liability which is amortized as a reduction of rent expense over the lesser of the term of the lease or life of the asset.
The Company subleases four of its current locations. For subleases entered into by the Company, the Company records a lease exit liability, calculated as the present value of the remaining minimum lease payments due under the original lease and executory costs; reduced by the present value of the estimated sublease income. The corresponding loss is recorded to rent expense included in general and administrative expenses or restructuring in the Consolidated Statements of Operations and Comprehensive Loss at the cease-use date.
The Company leases computer equipment and automobiles that meet the requirements to account for these as capital leases. The Company records capital leases as an asset and an obligation at an amount equal to the present value of the minimum lease payments as determined at the beginning of the lease term. Depreciation of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation expense.
The Company has entered into certain software license arrangements. The Company records these software license arrangements as an intangible asset, acquired software, and an obligation to an amount equal to the present value of the minimum lease payments. These obligations are reflected in other current liabilities in the Company's Consolidated Balance Sheets. Amortization of these intangible assets is computed on a straight-line basis over the term of the lease and is included in amortization of intangible assets in the Company's Consolidated Statements of Operations and Comprehensive Loss.
Foreign Currency
Generally, the functional currency of the Company's foreign subsidiaries is the local currency. In those cases where the transaction is not denominated in the functional currency, the Company revalues the transaction to the functional currency and records the translation gain or loss in gain (loss) from foreign currency transactions in the Company's Statements of Operations and Comprehensive Loss. Assets and liabilities are translated at the current exchange rate as of the end of the year, and revenues and expenses are translated at average exchange rates in effect during the year. The gain or loss resulting from the process of translating a foreign subsidiaries functional currency financial statements into U.S. Dollars is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss. The translation adjustment for intercompany foreign currency loans that are permanent in nature are also recorded as accumulated other comprehensive loss. Translation adjustments on intercompany accounts that are short term in nature are recorded as gain (loss) from foreign currency transactions. For foreign entities where U.S. dollars is the functional currency, re-measurement of gains and losses related to deferred tax assets and liabilities are reflected in income tax provision in the Company’s Statements of Operations and Comprehensive Loss.
Revenue Recognition
The Company applies the provisions of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The Company’s contracts with customers may include multiple promised goods and services, consisting of the various services the Company offers. Contracts with multiple performance obligations typically consist of a mix of: subscriptions to the Company’s online database, customized data services, and delivery of periodic custom reports based on information obtained from the database. In such cases, the Company identifies performance obligations by evaluating whether the promised goods and services are capable of being distinct and distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined as one performance obligation. Once the Company identifies the performance obligations, the Company will determine the transaction price based on contractually fixed amounts and an estimate of variable consideration. The Company allocates the transaction price to each performance obligation based on relative standalone selling price ("SSP"). Judgment is exercised to determine the SSP of each distinct performance obligation. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Some sources of variable consideration like refunds, penalties, or allowances will reduce transaction price. In some instances, the Company may have non-cash consideration or elements of consideration payable to the customer, which will also be included in the transaction price. These sources of variable consideration are relatively infrequent and not significant. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. The Company recognizes revenue net of sales taxes remitted to government authorities. In general, transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently.
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
For performance obligations satisfied at a point in time, the Company evaluates a number of factors to determine whether control of goods and services has been transferred. The Company considers whether there is a present right to payment and whether the customer has accepted the asset. In many instances the Company has objective evidence of the acceptance criteria, while in other cases the acceptance provisions are substantive, and the customer must affirmatively signal acceptance. The preceding two factors are not the only factors that may be considered. Other considerations include, but are not limited to, whether risks and rewards of ownership have been transferred for a particular product.
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
Generally, customers have the right to cancel their contracts by providing a written notice of cancellation, although most subscription-based contracts are non-cancelable. If a customer cancels its contract, the customer is generally not entitled to a refund for prior services. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provision lapses. For multi-year contracts with annual price increases and no opt out clauses, the total consideration for each of the years included in the contract term will be summed up and recognized on a straight-line basis over the term of the contract.
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
The Company enters into a limited number of monetary contracts with multichannel video programming distributors ("MVPDs") that involve both the purchase and sale of services with a single counterparty. The Company assesses each contract to determine if the revenue and expense should be presented gross or net. The Company recognizes revenue for these contracts to the extent that SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as an offset to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.

Nonmonetary transactions represent data exchanges, which may consist of digital usage and general demographic data. The data obtained through nonmonetary transactions differs from the data provided by the Company in the exchange. Under ASC 606, the transaction price of a nonmonetary exchange that has commercial substance is based on the fair value of the non-cash consideration received. If an entity cannot reasonably estimate the fair value of the non-cash consideration received, then it uses the estimated selling price of the promised goods or services. None of the nonmonetary transactions entered into by the Company met the requirements to recognize revenue or expense. Therefore, these nonmonetary transactions are not reflected in the Consolidated Financial Statements.
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
Disaggregation of Revenue
In the following table, revenue is disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment. The change in disaggregated revenue presentation did not result in any changes in the Company's reportable segment.

(In thousands)	Year Ended December 31, 2018
By Solution group:
Ratings and Planning	$285,355
Analytics and Optimization	92,380
Movies Reporting and Analytics	41,747
Total	$419,482
By Geographical markets:
United States	$359,379
Europe	34,623
Latin America	13,179
Canada	7,882
Other	4,419
Total	$419,482
Timing of revenue recognition:
Products and services transferred at a point in time	$113,583
Products and services transferred over time	305,899
Total	$419,482
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	December 31, 2018	January 1, 2018
Accounts receivable, net	$75,609	$81,914
Current and non-current contract assets	2,438	612
Current and non-current contract costs	1,402	500
Current contract liability	64,189	85,938
Current customer advances	6,688	13,948
Non-current contract liability	508	1,975

Accounts receivable are billed and unbilled amounts related to the Company's rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time.
Contract assets (current) are included in prepaid expenses and other current assets, and contract assets (non-current) are included in other non-current assets within the Consolidated Balance Sheets. Contract assets represent the Company's right to consideration in exchange for goods and other services transferred to the customer prior to the either receipt of consideration or before payment is due.
Contract payments are generally due in advance for subscription-based services or upon delivery of custom reports. If a contract exists under ASC 606, advance payments are recorded as a contract liability or as customer advances until services are delivered or obligations are met, and revenue is earned.
Contract liabilities primarily relate to amounts billed in advance or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. Customer advances relate to amounts billed in advance or advance considerations received from customers for contracts with termination rights, for which transfer of control of the good or service occurs at a later point in time. Contract liabilities and customer advances to be recognized in the succeeding twelve-month period are classified as current and the remaining amounts are classified as non-current liabilities in the Company's Consolidated Balance Sheets.

Significant changes in the contract assets and the contract liability balances during the year ended December 31, 2018 are as follows:

(In thousands)	Contract liability (current)
Revenue recognized that was included in the contract liability balance at the beginning of period	$(75,162)
Cash received or amounts billed in advance and not recognized as revenue	60,040
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2018, approximately $280 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 60% of these remaining performance obligations through December 31, 2019, and approximately 30% through December 31, 2020, with the remaining balance recognized thereafter.
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
The Company has incurred incremental costs to obtain contracts that meet the criteria for capitalization and are not subject to the practical expedient as the amortization period is over one year. These costs are amortized based on the pattern of transfer of goods or services to which the assets relate. The typical amortization period for capitalized costs to obtain a contract is twenty-four months, and such costs are included in selling and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss.
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
As of December 31, 2018, the Company had $1.4 million in capitalized contract costs. For the year ended December 31, 2018, $2.3 million in contract costs have been amortized or expensed.
Changes in Accounting Policies
Except for the changes below, the Company has consistently applied accounting policies to all periods presented in the Consolidated Financial Statements.
The Company adopted ASC 606 with a date of initial application of January 1, 2018, using the modified retrospective transition method, and hence applied Topic 606 to contracts with customers that were not completed as of the date of initial application. Comparative information has not been adjusted and continues to be reported under ASC 605, Revenue Recognition ("ASC 605"). Details of the significant changes and quantitative impact of the changes are set out below:

•
As of the date of initial application of January 1, 2018, and under the commission plan in place until then, costs to obtain a contract (generally commissions) qualified for the practical expedient allowing such costs to be expensed as incurred, consistent with ASC 605. Therefore, there was no change in accounting as of the date of initial application. Effective January 1, 2018, the Company implemented a new commission plan whereby some costs to obtain a contract continue to qualify for the practical expedient, however certain commissions costs meet the criteria for capitalization as the amortization period is over one year.

•
Certain fulfillment costs meet the criteria for capitalization as they relate directly to a contract, generate or enhance a resource being used in satisfying the Company's performance obligation, and are expected to be recovered.

The adoption of the standard related to revenue recognition impacted the Company's previously reported results as follows:

(In thousands)	As previously reported as of December 31, 2017	New revenue standard adjustments	As adjusted as of January 1, 2018

Accounts receivable, net	$82,029	$(115)	$81,914
Current and non-current contract assets	—	612	612
Current and non-current contract costs	—	500	500
Current contract liability	98,367	(12,429)	85,938
Current customer advances	—	13,948	13,948
Other current liabilities	2,998	292	3,290
Non-current contract liability	2,053	(78)	1,975
Stockholders' equity	656,492	(736)	655,756

The following tables summarize the impact of adopting ASC 606 on the Company’s Consolidated Financial Statements as of and for the period ended December 31, 2018 (amounts in thousands, except share and per share data):

I.	Impact on Consolidated Balance Sheets

Impact of changes in accounting policies
As of December 31, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Accounts receivable, net	$75,609	$1,873	$77,482
Current and non-current contract assets	2,438	(2,438)	—
Current and non-current contract costs	1,402	(1,402)	—
Total assets	$954,143	$(1,967)	$952,176

Current contract liability	$64,189	$6,393	$70,582
Current customer advances	6,688	(6,688)	—
Other current liabilities	2,278	(462)	1,816
Other non-current liabilities	13,185	(14)	13,171
Accumulated deficit	(769,095)	(1,196)	(770,291)
Total liabilities and stockholders' equity	$954,143	$(1,967)	$952,176

II.	Impact on Consolidated Statements of Operations and Comprehensive Loss

Impact of changes in accounting policies
For the Year Ended December 31, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Revenues	$419,482	$(1,030)	$418,452
Cost of revenues	200,220	730	200,950
Selling and marketing	108,395	172	108,567
Income tax provision	(3,706)	—	(3,706)
Net loss	$(159,268)	$(1,932)	$(161,200)
Net loss per common share:
Basic and diluted	$(2.76)		$(2.79)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	57,700,603		57,700,603

III.	Impact on Consolidated Statements of Cash Flows

Impact of changes in accounting policies
For the Year Ended December 31, 2018	As reported	Adjustments	Balance without adoption of Topic 606
Operating activities
Net loss	$(159,268)	$(1,932)	$(161,200)
Adjustments to reconcile net loss to net cash used in operating activities	109,845	1,932	111,777
Net cash used in operating activities	$(72,575)	$—	$(72,575)
Investing activities	$(13,814)	$—	$(13,814)
Financing activities	$93,119	$—	$93,119
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,657)	—	(1,657)
Net increase in cash, cash equivalents and restricted cash	$5,073	$—	$5,073
Cash, cash equivalents and restricted cash at beginning of period	45,125	—	45,125
Cash, cash equivalents and restricted cash at end of period	$50,198	$—	$50,198
Cash and cash equivalents	44,096	—	44,096
Restricted cash	6,102	—	6,102
Total cash, cash equivalents and restricted cash	$50,198	$—	$50,198
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
Investigation and Audit Related
Investigation expenses are professional fees associated with legal and forensic accounting services rendered as a result of the Audit Committee's investigation that began in the first quarter of 2016. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of the Company's financial statements. Also included are litigation related expenses, which include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.
Advertising Costs
Advertising costs include expenses associated with direct marketing but does not include the cost of attendance at events or trade shows. Advertising costs, all of which are expensed as incurred, included in selling and marketing expense, were $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Other (Expense) Income, Net
The following is a summary of other (expense) income, net:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Transition services agreement income from the Digital Analytix ("DAx") disposition	$9,029	$11,080	$12,395
Change in fair value of financing derivatives	(14,226)	—	—
Gain on forgiveness of obligation	—	4,000	—
Other	3,733	125	(24)
Total other (expense) income, net	$(1,464)	$15,205	$12,371
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains cash deposits with financial institutions that, from time to time, exceed applicable insurance limits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. With respect to accounts receivable, credit risk is mitigated by the Company's ongoing credit evaluation of its customers' financial condition.
Debt Issuance Costs
The Company reflects debt issuance costs in the Consolidated Balance Sheets as a direct deduction from the gross amount of debt, consistent with the presentation of a debt discount. Debt issuance costs are amortized to interest expense, net over the term of the underlying debt instrument, utilizing the effective interest method for the Notes.
Derivative Financial Instruments
The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.

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
The Company issues restricted stock unit ("RSUs") awards with restrictions that lapse upon the passage of time (service vesting), achieving performance targets, fulfillment of market conditions or some combination. For those restricted stock unit awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with performance conditions only, or both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. Stock awards that contain performance vesting conditions are excluded from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
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
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting of Stockholders (the "2018 Annual Meeting"), held on May 30, 2018. Refer to Footnote 12, Stockholders' Equity, for additional information.
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
For certain tax positions, the Company uses a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense.
On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. As of December 31, 2018, the Company's accounting for the TCJA has been completed. The Company has determined the effects of certain provisions, including but not limited to: a reduction in the corporate tax rate from 35% to 21%, a limitation of the deductibility of certain officers' compensation, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or “GILTI”). As part of its GILTI review, the Company has determined that it will account for GILTI income as it is generated (i.e., treat it as a period expense). Given the Company’s loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, the Company does not believe these provisions will have a material impact on its financial statements.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). The update was issued to provide guidance on the income tax accounting implications of the TCJA. This includes the filing of financial statements with provisional amounts if companies are unable to finalize accounting provisions due to the changes enacted by the TCJA. In addition, subsequent changes to provisional amounts and disclosures are addressed in the ASU. The Company adopted the guidance. Refer to Footnote 11, Income Taxes, for additional information.
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Stock options, stock appreciation rights, restricted stock units and senior secured convertible notes	8,392,748	2,837,872	3,083,668
Comprehensive Loss
Comprehensive loss consists of net loss, foreign currency translation adjustments and the unrealized gains on investments in marketable securities.
Accounting Standards Recently Adopted
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), that substantially revises the recognition, measurement and presentation of financial assets and financial liabilities. The new guidance, among other things (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net loss, with some exceptions, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the standard effective January 1, 2018. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), which clarifies certain aspects of the guidance issued in ASU 2016-01. The technical corrections and improvements did not have an effect on the Company's adoption of the guidance.
Prior to adoption of ASU 2016-01, the Company had one cost-method investment in preferred stock of an entity. The $4.7 million value of the cost-method investment was included in other non-current assets in the Consolidated Balance Sheets as of December 31, 2017. Upon adoption, the Company did not have a cumulative adjustment related to the fair value of the investment. During the year ended December 31, 2018, the entity completed an initial public offering and the preferred stock was converted to common stock. As of December 31, 2018, the $6.1 million fair value of the investment is included in other non-current assets in the Consolidated Balance Sheets. Gains or losses related to the change in the fair value of the security are recorded in other (expense) income, net within the Consolidated Statements of Operations and Comprehensive Loss.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to reduce the diversity in practice related to the classification of certain cash receipts and cash payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of the guidance did not have an impact on the Consolidated Statements of Cash Flows.
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation - Stock Compensation. For all entities, ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The adoption of the guidance did not have an impact on the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes the lease requirements in ASC Topic 840. ASU 2016-02 requires, among other things, a lessee to recognize a right-of-use asset representing an entity's right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company's lease portfolio. Further, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption.
The Company will adopt the new standard as of January 1, 2019 using the modified retrospective approach with optional transition method and will not restate comparative periods. The Company is electing the package of practical expedients, which, among other things, allows the Company to carry forward its prior lease classifications under Topic 840. This includes the assessment of whether contracts contain or are leases, classification of leases and remaining lease terms. The Company is electing not to recognize, on the balance sheet, leases that have an expected lease term of 12 months or less. Based on the Company's portfolio of leases as of December 31, 2018, the Company estimates approximately $60 million of lease assets and liabilities will be recorded on the balance sheet upon adoption, primarily related to real estate leases. The Company is evaluating the new disclosure requirements and incorporating the collection of relevant data into its processes in preparation for disclosure in 2019.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update was issued to allow companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees with the main differences being the accounting for attribution and a contractual term election for valuing non-employee equity share options. The amendments in ASU 2018-07 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Per ASU 2018-07, this update should be applied on a modified retrospective basis via a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted only if the Company has adopted ASC 606, Revenue from Contracts with Customers. The Company is evaluating the impact to its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes and modifies certain disclosure requirements under Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company is evaluating the impact to its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update was issued to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in ASU 2018-15 are effective for annual periods beginning after December 15, 2019, including interim reporting periods within those annual periods. Early adoption is permitted. The Company early adopted this standard, effective January 1, 2019, on a prospective basis. The adoption did not have an impact on the Consolidated Financial Statements.

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
A portion of the outstanding Rentrak equity awards vested simultaneously with the closing of the Merger based upon certain change-in-control provisions that had been recently added to the applicable award terms, and as a result, the Company recorded stock-based compensation expense of $21.9 million immediately following the Merger. Also, at the Effective Time, the Company assumed outstanding options and outstanding stock appreciation rights ("SAR") to purchase shares of Rentrak common stock, including options/SARs held by the Rentrak directors and executive officers. These options/SARs were automatically converted into 1.15 options/SARs to purchase the number of shares of Common Stock of the Company, with such product rounded down to the nearest whole share of Common Stock. The as-converted exercise price per share for each assumed Rentrak option/SAR is equal to the exercise/base price per share of the Rentrak option/SAR divided by 1.15, with such quotient rounded up to the nearest whole cent.
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
The Company identified and evaluated the fair values of the assets being acquired and liabilities assumed, relying in part on the work of an independent valuation firm engaged by the Company to provide input as to the fair value of the assets acquired and liabilities assumed, including the valuation methodology most relevant to the transactions described herein, and to assist in the related calculations, analysis and allocations. The fair value of the definite-lived intangible assets acquired was determined based upon a forecast of the economic benefits of the Merger using discount rates appropriate to the specific assets acquired and liabilities assumed, ranging from 4.1% - 8.0%.

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
Included in the assets acquired were two contracts with wholly owned subsidiaries of WPP plc (together with its affiliates, "WPP"), reflected in the opening balance sheet as Subscription Receivable at the net present value of $4.2 million and $10.3 million, respectively, and following the consummation of the Merger were classified as contra equity within additional paid-in capital on the Company's Consolidated Statements of Stockholders' Equity. As cash is received on the Subscription Receivable, the Subscription Receivable is reduced by the amount of cash received and results in an increase to additional paid-in capital.
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
The Company incurred professional fees directly attributable to the Merger, primarily consisting of legal and investment banker fees totaling $8.5 million for 2016. These fees are reflected in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
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

	Year Ended December 31, 2016
(Amounts in thousands, except share and per share amounts)	As reported	Pro forma adjustment		Pro forma
Revenues	$399,460	$8,116	(1)	$407,576
Operating expenses	531,302	(18,872)	(2)	512,430
Net (loss) income	(117,173)	26,988		(90,185)

Basic and diluted net loss per common share	$(2.10)			$(1.58)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	55,728,090	1,450,301	(3)	57,178,391
(1) The Rentrak pro forma adjustment for revenue for the year ended December 31, 2016 relates to the unaudited results of Rentrak for the period January 1, 2016 through January 28, 2016.
(2) The Rentrak pro forma adjustments for operating expenses for the year ended December 31, 2016 consist of the following (in thousands):

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

	Year Ended December 31, 2015
(Amounts in thousands, except share and per share amounts)	As reported	Pro forma adjustment		Pro forma
Revenues	$270,803	$108,854	(4)	$379,657
Operating expenses	345,898	178,222	(5)	524,120
Net loss	(78,222)	(69,368)		(147,590)

Basic and diluted net loss per common share	$(2.07)			$(2.63)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	37,879,091	18,303,796	(6)	56,182,887
(4) The Rentrak pro forma adjustment for revenue for the year ended December 31, 2015 relates to the unaudited results of Rentrak for the year ended December 31, 2015, excluding the revenue and operating expenses associated with Rentrak's discontinued operations.
(5) The Rentrak pro forma adjustments for operating expenses the year ended December 31, 2015 consist of the following (in thousands):

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
The Company identified and evaluated the fair values of the assets being acquired and liabilities assumed, relying in part on the work of an independent valuation firm engaged by the Company to provide input as to the fair value of the assets acquired and liabilities assumed, including the valuation methodology most relevant to the transactions described herein, and to assist in the related calculations, analysis and allocations.
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
	$6,400
The fair value of definite-lived intangible assets above was determined utilizing a discounted cash flow method of the Company’s estimated future revenues of the acquired business. The discounted cash flow model utilized a discount rate of 19.0%.
During 2016, the Company recognized revenue of approximately $10.9 million attributable to the Compete assets acquisition and incurred $11.8 million in expenses associated with the transition services agreement with Compete. As of December 31, 2016, the Company was owed $3.7 million from Compete associated with billing and collections that were to be remitted to the Company from the acquired customer contracts. The amounts due from Compete are included in total related party accounts receivable on the Consolidated Balance Sheets. The amounts due were received during the year ended December 31, 2017. The Company incurred professional fees directly attributable to the acquisition, primarily consisting of legal and investment banker fees totaling $0.4 million for 2016. These fees are reflected in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

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
The Company agreed to continue to employ certain personnel needed to operate the Disposed Assets and to provide support to Adobe pursuant to a transition services agreement ("TSA") for a three-year term. The Company’s expenses related to the TSA are recorded as general and administrative expenses as incurred and Adobe's payment of these costs is reflected in other (expense) income, net in the same period as the expenses are incurred. Pursuant to the TSA, the Company recognized in other (expense) income, net $9.0 million, $11.1 million and $12.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In September 2017, the Company and Adobe agreed to terminate the SPA and Adobe released the Company from its remaining $4.0 million obligation. The Company agreed to pay $2.0 million to Adobe to extend the term of the Holdback License through December 31, 2017. For the year ended December 31, 2017, the relief from the obligations is reflected in other (expense) income, net.

The following table summarizes the gain on disposition for the year ended December 31, 2016:

(In thousands)	Allocated Value
Consideration received:
Cash received	$45,000
Holdback License	2,000
Consideration received	$47,000

Carrying value of net assets disposed:
Relief from customer obligations	$(10,232)
Accounts receivable, net	7,698
Intangible assets, net	3,415
Goodwill	2,642
Net assets disposed	3,523

SPA installment payments	(8,000)
Transaction fees	(2,020)
Gain on disposition	$33,457

5.	Long-term Debt
Issuance and Sale of Initial Notes
On January 16, 2018, the Company entered into certain agreements with Starboard, pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (the "Initial Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. Based upon the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share, the difference of $1.4 million was recorded as an issuance discount to the Initial Notes. The Company also granted to Starboard an option (the "Notes Option") to acquire up to an additional $50.0 million in senior secured convertible notes (the "Option Notes"), and together with the Initial Notes, the "Notes") and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock.
The conversion price for the Notes (the "Conversion Price") is equal to a 30% premium to the volume weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days commencing on January 16, 2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29 per share.
The Notes mature on January 16, 2022. Based upon the determination of the Conversion Price, interest on the Notes accrued at 6.0% per year through January 30, 2019. On January 30, 2019, the interest rate reset to 12.0% through January 30, 2020. On each of January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. The interest rate reset feature of the Initial Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:

•	Credit Adjusting Discount Rate: The Company estimated a market-based discount rate of 25%.

•	Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.

•	Risk Free Rate: Assumed to be 2.2% based on the Federal Reserve bond yield.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 41.3% as of the valuation date.

•	Term: Based on the time period of the Notes maturity, 4 years.

Based upon the modified convertible bond model utilized by management, the fair value of the interest rate reset feature was determined to be $6.4 million as of January 16, 2018 and was recognized as an issuance discount for the Initial Notes at inception.
Interest on the Initial Notes is payable on a quarterly basis in arrears beginning on April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock (the "PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date.
Management evaluated the Notes Option and determined that it met the definition of a derivative as it represented a written option. The Notes Option qualified for liability treatment and was initially measured at fair value, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the Notes Option, management utilized an option pricing model as the option represents a put option that gains value as the underlying asset (Common Stock) decreases in value. The following key assumptions were utilized in the Company's estimate of the fair value of the Notes Option derivative:

•	Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.

•	Risk Free Rate: Assumed to be 1.6% based on the Federal Reserve bond yield with a term commensurate with the remaining life of the Notes Option.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 38.4% as of the valuation date.

•	Term: Based on the time period of the Notes Option, 6 months.
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
The Notes contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20.0 million) and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its debt covenants as of December 31, 2018.
In connection with the issuance of the Initial Notes, the Company also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share. The warrants were issued on October 12, 2018 and are exercisable for five years from the date of issuance. The Company valued the warrants using the Black-Scholes model, with the following key assumptions:

•	Stock Price: The stock price was measured using fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.

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
As noted in Footnote 1, Organization, on August 8, 2018, the Company and Starboard entered into an amendment to the outstanding Notes to reduce the requirement to maintain certain minimum cash balances. In connection with and as consideration for this modification, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, $1.5 million of which was classified as additional Initial Notes. The terms of the additional notes are identical to the terms of the Initial Notes, except with regard to the date from which interest began to accrue thereon, which is August 8, 2018. The amendment is treated as a modification to the debt agreements and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Initial Notes on the modification date and will be amortized to interest expense over the remaining term of the modified debt.
On November 13, 2018, the Company and Starboard entered into an agreement whereby the applicable period for the $20.0 million minimum cash balance required to be maintained by the Company was extended until the earlier of August 9, 2019 or the date the Company files its Form 10-Q for the quarterly period ended June 30, 2019, subject to certain limitations. The agreement also modified the provisions of the Notes and the Registration Rights Agreement between the Company and Starboard by revising the grace periods during which the Company would not be obligated to keep applicable registration statements available for use by Starboard. In connection with, and as consideration for these amendments, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, the terms of which are identical to the terms of the Initial Notes, except with regard to the date from which interest began to accrue thereon, which is November 13, 2018. In connection with this modification, the Company recorded $0.2 million in additional derivative liabilities.
Issuance and Sale of Option Notes
On May 17, 2018, the Notes Option was exercised by Starboard, pursuant to which the Company issued and sold to Starboard $50.0 million of Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million. Based upon the fair value of the Common Stock on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share, the difference of $4.6 million was recorded as an issuance discount to the Option Notes. The Option Notes have the same terms, including maturity, interest rate, convertibility, and security, as the Initial Notes, except with regard to the date from which interest began to accrue thereon, which was May 17, 2018. Upon the exercise of the Notes Option, the derivative liability recorded for the Notes Option at inception was settled. Management determined the fair value of the Notes Option immediately prior to settlement utilizing an option pricing model using the following key assumptions:

•	Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Option Notes, May 17, 2018, which was $21.75 per share.

•	Risk Free Rate: Assumed to be 1.8% based on the Federal Reserve bond yield with a term commensurate with the remaining life of the Notes Option.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 26.3% as of the valuation date.

•	Term: Based on the time period of the expected exercise of the Notes Option, 0.16 years.
Based upon the option pricing model utilized, management estimated the fair value of the Notes Option as of May 17, 2018 to be $5.7 million. The loss related to the change in fair value of $1.6 million was recorded in other (expense) income, net on the Consolidated Statement of Operations and Comprehensive Loss. The fair value of the Notes Option was recognized as an issuance premium for the Option Notes at inception.
The interest rate reset feature of the Option Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:

•	Credit Adjusting Discount Rate: The Company estimated a market-based discount rate of 24%.

•	Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share.

•	Risk Free Rate: Assumed to be 2.8% based on the Federal Reserve bond yield.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 42.6% as of the valuation date.

•	Term: Based on the time period of the Option Notes maturity, 3.7 years.

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
As noted in Footnote 1, Organization, on August 8, 2018, the Company and Starboard entered into an amendment to the outstanding Notes to reduce the requirement to maintain certain minimum cash balances. In connection with the modification, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, $0.5 million of which was classified as additional Option Notes. The terms of the additional notes are identical to the terms of the Option Notes, except with regard to the date from which interest began to accrue thereon, which is August 8, 2018. The amendment is treated as a modification to the debt agreements and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Option Notes on the modification date and will be amortized to interest expense over the remaining term of the modified debt. In connection with the modification of the Notes, the Company recorded $0.2 million in additional derivative liabilities.
The Company did not have any outstanding long-term debt as of December 31, 2017. The Company's long-term debt as of December 31, 2018 was as follows:

			As of
			December 31, 2018
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Original Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	6.0%	12.0%	$153,500	$(19,627)	$(3,724)	$130,149
Option Notes, due January 16, 2022	6.0%	8.5%	50,500	(3,096)	(211)	47,193
Total			$204,000	$(22,723)	$(3,935)	$177,342
The Company amortized $1.0 million in debt issuance costs related to the total outstanding long-term debt during the year ended December 31, 2018. The Company accreted $4.8 million in issuance discount related to the total outstanding long-term debt during the year ended December 31, 2018.
The estimated fair value of the Initial Notes and Option Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, was $180.5 million as of December 31, 2018.
Potential Rights Offering
Under the January 16, 2018 agreements with Starboard, the Company has the right to conduct a rights offering (the "Rights Offering") for up to $150.0 million in senior secured convertible notes (the "Rights Offering Notes"). Subject to the terms of the Rights Offering, if undertaken, the Company would distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders who elect to participate in the Rights Offering could elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be 4 years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of Option Notes purchased ($50.0 million). The Company is not obligated to undertake the Rights Offering, and there is no assurance that the Rights Offering will be commenced or completed.
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
Registration of Underlying Shares
Pursuant to the Registration Rights Agreement with Starboard, the Company filed a registration statement on Form S-1 with the SEC allowing for the resale of the shares of Common Stock underlying the Notes, potential PIK Interest Shares, and warrants. In conjunction with this registration, WPP exercised its right to have its shares of Common Stock included in the registration statement. The registration statement on Form S-1 was declared effective as of October 16, 2018. For additional information, refer to Footnote 16, Related Party Transactions.
Revolving Credit Facility
On September 26, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with several banks with a maturity date of September 26, 2018. Bank of America, N.A. was the administrative agent and lead lender of this revolving credit facility. The Credit Agreement provided for a five-year revolving credit facility of $100.0 million, which included a $10.0 million sublimit for issuance of standby letters of credit (subsequently reduced to $3.6 million in September 2017), a $10.0 million sublimit for swing line loans and a $10.0 million sublimit for alternative currency lending. On January 11, 2018, the Company voluntarily terminated the Credit Agreement and the Security and Pledge Agreement between the Company and Bank of America, N.A.. At the time of termination of the Credit Agreement, $3.5 million in letters of credit remained outstanding and were cash collateralized. As of December 31, 2018, no letters of credit remain outstanding under the Credit Agreement.
On June 1, 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of December 31, 2018, $3.5 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.

Capital Leases
Future minimum payments under capital leases with initial terms of one year or more were as follows:

(In thousands)
2019	$2,582
2020	744
2021	417
2022	76
2023	44
Total minimum lease payments	3,863
Less amount representing interest	260
Present value of net minimum lease payments	3,603
Less current portion	2,421
Capital lease obligations, long-term	$1,182
During the year ended December 31, 2018, the Company acquired $1.7 million in computer hardware and automobiles through the issuance of capital leases. Assets acquired under the equipment leases secure the obligations.

Software License Arrangements
The Company has obligations of $1.8 million for certain software license arrangements. These obligations are reflected in Other Current Liabilities in the Consolidated Balance Sheets and will end in 2019.

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

	As of				As of
	December 31, 2018				December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$6,037	$—	$—	$6,037	$860	$—	$—	$860
Investment in equity securities (2)	6,100	—	—	6,100	—	—	—	—
Total	$12,137	$—	$—	$12,137	$860	$—	$—	$860
Liabilities:
Financing derivatives: no hedging designation
Interest rate reset (3)	$—	$—	$23,300	$23,300	$—	$—	$—	$—
Change of control redemption (4)	—	—	2,800	2,800	—	—	—	—
Total	$—	$—	$26,100	$26,100	$—	$—	$—	$—
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. Dollar-denominated money market instruments with maturities less than three months.
(2) The Company's investment in common stock of an entity, which is included in other non-current assets, is valued using a market approach based on the quoted market price of the security. Prior to adoption of ASU 2016-01, this investment was classified as a cost-method investment and was measured at historical cost in 2017.
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
The Company did not have any transfers between fair value measurement levels during the periods presented.
There were no changes to the Company's valuation methodologies during the year ended December 31, 2018 or 2017, respectively.
The following table presents the changes in the Company's Level 3 fair valued instruments for the year ended December 31, 2018:

(In thousands)	Financing Derivative Liabilities
Balance as of January 1, 2018	$—
Issuances	17,574
Total losses included in other (expense) income, net (1)	14,226
Settlement (2)	(5,700)
Balance as of December 31, 2018	$26,100

(1) Represents change in fair value of interest rate reset derivative liability $13.6 million loss, Notes Option derivative liability $3.3 million loss, and change of control derivative liability of $2.7 million gain. All changes in fair value were recorded in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.
(2) Represents settlement of the Notes Option derivative liability through the issuance of the Option Notes on May 17, 2018. The derivative was net settled with the Option Notes and recorded as an issuance premium. Refer to Footnote 5, Long-term Debt, for further information.
The following table displays valuation techniques and the significant unobservable inputs for the Company's Level 3 liabilities measured at fair value as of December 31, 2018:

	Fair value measurements as of December 31, 2018
	Significant valuation technique	Significant unobservable inputs	Input
Interest rate reset derivative liability	Discounted Cash Flow	Discount rate	25.0%
		Stock price	$14.43
		Risk-free rate	2.5%
		Volatility	43.9%
		Term	3.04 years

Change of control redemption derivative liability	Option pricing model	Probability	0-10%
		Risk-free rate	2.5%
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

7.	Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	December 31,	December 31,
(In thousands)	2018	2017
Computer equipment (including capital leases of $76,859 and $77,606, respectively)	$107,405	$106,433
Computer software (including internally-developed software of $9,608 and $-, respectively)	18,317	8,061
Office equipment and furniture	4,877	5,478
Automobiles (including capital leases of $925 and $838, respectively)	925	838
Leasehold improvements	16,430	15,036
Total (including capital leases of $77,784 and $78,444, respectively)	147,954	135,846
Less: accumulated depreciation and amortization (including capital leases of $74,762 and $70,530, respectively)	(120,615)	(106,953)
Total property and equipment, net	$27,339	$28,893
For the years ended December 31, 2018, 2017, and 2016, depreciation expense was $17.3 million, $23.3 million, and $25.4 million respectively.

8.	Goodwill and Intangible Assets
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2016	$639,897
Translation adjustments	2,527
Balance as of December 31, 2017	$642,424
Translation adjustments	(1,233)
Balance as of December 31, 2018	$641,191

The carrying values of the Company’s amortizable acquired intangible assets are as follows:

	December 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$148,374	$(66,690)	$81,684	$148,404	$(46,095)	$102,309
Strategic alliance	30,100	(11,288)	18,812	30,100	(8,270)	21,830
Customer relationships	40,127	(20,338)	19,789	40,259	(14,954)	25,305
Intellectual property	14,366	(11,905)	2,461	14,377	(10,953)	3,424
Panel	3,107	(3,107)	—	3,134	(3,134)	—
Trade names	775	(636)	139	790	(589)	201
Acquired software	9,287	(5,531)	3,756	9,251	(2,949)	6,302
Other	600	(296)	304	600	(194)	406
Total intangible assets	$246,736	$(119,791)	$126,945	$246,915	$(87,138)	$159,777
Amortization expense related to intangible assets was $32.9 million, $34.8 million, and $31.9 million for the year ended December 31, 2018, 2017, and 2016, respectively. There were no impairment charges recognized during the years ended December 31, 2018, 2017, and 2016.
The weighted-average remaining amortization period by major asset class as of December 31, 2018 is as follows:

(In years)
Acquired methodologies/technology	3.4
Strategic alliance	6.3
Customer relationships	3.6
Intellectual property	5.7
Trade names	2.2
Acquired software	1.6
Other	2.3
The estimated future amortization of intangible assets is as follows:

(In thousands)
2019	$31,582
2020	30,231
2021	28,048
2022	27,577
2023	5,455
Thereafter	4,052
Total	$126,945

9.	Accrued Expenses

	As of
	December 31,
(In thousands)	2018	2017
Payroll and payroll-related	$18,972	$20,821
Expected retention awards	—	16,947
Accrued data costs	14,617	14,445
Professional fees	8,477	14,456
Short-term restructuring accrual	5,479	9,184
Amounts due to Adobe	634	5,395
Accrued interest on senior secured convertible notes	3,046	—
Other	6,915	4,783
Total accrued expenses	$58,140	$86,031
Expected retention awards liability was settled through cash or the issuance of shares in 2018.

10.	Commitments and Contingencies
Operating Leases
The Company is obligated under various non-cancelable operating leases for office facilities and equipment. The leases require us to pay taxes, insurance and ordinary repairs and maintenance. These leases generally provide for renewal options and escalation increases. On May 30, 2018, the Company entered into an amendment with the landlord of its corporate headquarters in Reston, Virginia to reduce the space occupied to approximately 84,000 square feet effective May 2019 and extended the lease term through July 31, 2027.
Future minimum lease commitments and sublease receipts under non-cancelable lease agreements with initial terms of one year or more in effect as of December 31, 2018 are as follows:

(In thousands)	Operating Lease Commitment	Sublease Receipts
2019	$14,780	$1,385
2020	13,027	1,693
2021	12,259	1,597
2022	9,322	1,551
2023	9,722	1,145
Thereafter	31,475	2,905
Total minimum lease payments	$90,585	$10,276
Rent expense under non-cancelable operating leases was $15.0 million, $16.6 million, and $14.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Rent expense was net of sublease income of $0.3 million, $0.1 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Unconditional Purchase Obligations
The Company is obligated under certain unconditional agreements with MVPDs. The future fixed and determinable payments under these agreements with initial terms of one year or more as of December 31, 2018 were as follows:

(In thousands)
2019	$39,422
2020	40,959
2021	23,870
2022	19,182
2023	18,522
Total	$141,955

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
Derivative Litigation
The Consolidated Virginia Derivative Action. In May 2016 and July 2016, two purported shareholder derivative actions, Terry Murphy v. Serge Matta et al. and Ron Levy v. Serge Matta et al., were filed in the Circuit Court of Fairfax County, Virginia against the Company as a nominal defendant and against certain of its current and former directors and officers. The complaints alleged that the defendants intentionally or recklessly made materially false or misleading statements regarding the Company and asserted claims of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets against the defendants. The complaints sought declarations that the plaintiffs could maintain the action on behalf of the Company, declarations that the individual defendants breached fiduciary duties or aided and abetted such breaches, awards to the Company for damages sustained, purported corporate governance reforms, awards to the Company of restitution from the individual defendants and reasonable attorneys’ and experts’ fees. On April 13, 2017, the Court entered a consent order consolidating the Murphy and Levy actions.
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
The Consolidated Federal Derivative Action. In December 2016 and February 2017, two purported shareholder derivative actions, Wayne County Employees’ Retirement System v. Fulgoni et al. and Michael C. Donatello v. Gian Fulgoni et al., were filed in the District Court for the Southern District of New York against the Company and certain of the Company's current and former directors and officers. The complaints alleged, among other things, that the defendants provided materially false and misleading information regarding the Company, its business and financial performance. The Donatello complaint also alleged that the defendants breached their fiduciary duties, failed to maintain internal controls and were unjustly enriched to the detriment of the Company. The complaints sought awards of monetary damages, purported corporate governance reforms, punitive damages, and attorneys’, accountants’ and experts’ fees and other relief. On April 25, 2017, the Court signed and entered the parties’ stipulation to consolidate the Wayne County and Donatello actions. Following proposed settlement discussions, the Court stayed the case on September 21, 2017 pending application for preliminary approval of settlement.
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

Oregon Section 11 Litigation
In October 2016, a class action complaint, Ira S. Nathan v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon against certain of the Company's current and former directors and officers and Ernst & Young LLP ("EY"). The complaint alleged that the defendants provided untrue statements of material fact in the Company's registration statement on Form S-4 filed with the SEC and declared effective on December 23, 2015. The complaint sought a determination of the propriety of the class, a finding that the defendants were liable and an award of attorneys’ and experts’ fees. On March 17, 2017, a separate action, John Hulme v. Serge Matta et al., was filed in the Multnomah County Circuit Court in Oregon alleging materially similar claims as the Nathan complaint against the same defendants. On April 18, 2017, the Nathan and Hulme cases were consolidated by order of the court. On February 14, 2018, following a hearing, the Court granted class certification only as to EY. On April 23, 2018, the Court issued an order staying the case pending the final approval hearing in the Fresno County Employees' Retirement Association case noted below, and, following the final approval hearing on June 7, 2018, the parties filed a joint stipulation of dismissal. The claims against the Company’s current and former directors and officers were dismissed with prejudice on July 17, 2018.
Federal Securities Class Action Litigation
In October 2016, a consolidated class action complaint, Fresno County Employees’ Retirement Association et al. v. comScore, Inc. et al., was filed in the District Court for the Southern District of New York against the Company, certain of the Company's current and former directors and officers, Rentrak and certain former directors and officers of Rentrak. On January 13, 2017, the lead plaintiffs filed an amended complaint alleging that the defendants provided materially false and misleading information regarding the Company and its financial performance, including in the Company and Rentrak’s joint proxy statement/prospectus, and failed to disclose material facts necessary in order to make the statements made not misleading. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action, including attorneys’ and experts’ fees. On September 10, 2017, the parties reached a proposed settlement, subject to court approval, pursuant to the terms of which the settlement class would receive a total of $27.2 million in cash and $82.8 million in Common Stock to be issued and contributed by the Company to a settlement fund to resolve all claims asserted against the Company. All of the $27.2 million in cash would be funded by the Company's insurers. The proposed settlement further provided that the Company denied all claims of wrongdoing or liability. On January 29, 2018, the Court granted preliminary approval of the settlement. On June 7, 2018, the Court granted final approval of the settlement and entered judgment dismissing the case with prejudice. No appeals of the judgment were filed. As of December 31, 2017, the Company reserved $110.0 million in accrued litigation settlements for the gross settlement amount and recorded $27.2 million in insurance recoverable on litigation settlements for the insurance proceeds expected from the Company's insurers. On June 21, 2018, the Company issued to a settlement fund for the benefit of authorized claimants 3,669,444 shares of Common Stock, valued at $82.8 million. The insurance proceeds of $27.2 million were contributed to the settlement fund concurrently.
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., (“Full Circle”), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children’s Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by Disney. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints adding the Company and Full Circle as defendants in a purported class action against Disney, Twitter and other defendants, alleging violations of California’s constitutional right to privacy and intrusion upon seclusion law, New York’s deceptive trade practices statute, and Massachusetts’ deceptive trade practices and right to privacy statutes. The complaints allege damages in excess of $5 million, with any award to be apportioned among the defendants. The Company and Full Circle deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of December 31, 2018.
Nielsen Arbitration/Litigation
On September 22, 2017, Nielsen Holdings plc ("Nielsen") filed for arbitration against the Company, alleging that the Company breached the parties' agreement regarding an alleged unauthorized use of Nielsen's data to compete directly against Nielsen's linear television services. On September 22 and 25, 2017, Nielsen also filed a civil complaint against the Company in the United States District Court for the Southern District of New York seeking preliminary injunctive relief against any unauthorized use of Nielsen's data. On March 6, 2018, Nielsen's motion for preliminary injunction was denied, and the case was stayed pending completion of arbitration. The arbitration was completed and resolved in April 2018, and the U.S. District Court dismissed the case on May 10, 2018.

SEC Investigation
The SEC is investigating allegations with respect to the Company regarding revenue recognition, internal controls, non-GAAP disclosures, tone at the top and whistleblower retaliation. The SEC has made no decisions regarding this matter including whether any securities laws have been violated. The Company is cooperating fully with the SEC and is seeking to resolve this matter as soon as possible.
Export Controls Review
In March 2018, the Company became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertained to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. On May 31, 2018, the Company filed a final voluntary disclosure with OFAC and BIS. On September 10, 2018, the Company was notified that BIS did not find a violation of export regulations and closed the matter. If OFAC moves forward with this matter, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of December 31, 2018.
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

11.	Income Taxes
The components of loss before income tax (benefit) provision are as follows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Domestic	$(140,298)	$(258,735)	$(139,005)
Foreign	(15,264)	(25,375)	17,825
Total	$(155,562)	$(284,110)	$(121,180)
Income tax provision (benefit) is as follows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$—	$(850)	$(780)
State	(119)	(155)	(28)
Foreign	1,806	1,491	798
Total	$1,687	$486	$(10)
Deferred:
Federal	$898	$(5,216)	$313
State	1,060	1,120	(3,443)
Foreign	61	893	(867)
Total	$2,019	$(3,203)	$(3,997)
Income tax provision (benefit)	$3,706	$(2,717)	$(4,007)
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
State taxes	(2.8)%	(0.3)%	1.9%
Nondeductible items	(0.5)%	0.7%	—%
Nondeductible interest and derivatives	(4.0)%	—%	—%
Foreign rate differences	(2.2)%	(3.7)%	5.6%
Change in statutory tax rates	—%	1.4%	—%
Change in valuation allowance	(5.4)%	(30.8)%	(32.1)%
Transaction costs	—%	—%	(1.8)%
Stock compensation	(5.6)%	(0.1)%	(0.6)%
Executive compensation	(0.3)%	—%	(2.1)%
Asset disposition	—%	—%	(2.2)%
Subscription Receivable	(1.2)%	(1.3)%	(1.5)%
Other adjustments	(1.0)%	(0.1)%	0.3%
Uncertain tax positions	(0.4)%	0.2%	0.8%
Effective tax rate	(2.4)%	1.0%	3.3%
The 2016 and 2017 reconciliation presentation above has changed to break out Subscription Receivable, Stock compensation, and Nondeductible items for comparability purposes across all years.
Income Tax (Benefit) Provision
The Company recognized an income tax expense of $3.7 million during the year ended December 31, 2018, which is comprised of current tax expense of $1.7 million primarily related to foreign taxes and a deferred tax expense of $2.0 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included within the total tax expense is an income tax expense of $19.0 million related to the increase in valuation allowance recorded against the Company’s deferred tax assets to offset the tax benefit of the Company’s operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $19.7 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
The Company recognized an income tax benefit of $2.7 million during the year ended December 31, 2017, which is comprised of current tax expense of $0.5 million primarily related to foreign taxes and a deferred tax benefit of $3.2 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included within the total tax benefit is an income tax benefit of $8.3 million related to the impact of the TCJA provisions on the Company's U.S. deferred taxes, including the reduction in the corporate tax rate from 35% to 21% and a change in the Company's valuation allowance assessment. Also included is income tax expense of $126.1 million related to the increase in valuation allowance recorded against the Company’s deferred tax assets to offset the tax benefit of the Company’s operating losses in the U.S. and certain foreign jurisdictions. Income tax expense of $2.5 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, meals and entertainment and other nondeductible expenses. These tax adjustments, along with having book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
The Company recognized an income tax benefit of $4.0 million during the year ended December 31, 2016 which is comprised of a current tax benefit of $0.8 million related to federal and state taxes, current tax expense of $0.8 million related to foreign taxes, and a deferred tax benefit of $4.0 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included within the total tax benefit is income tax expense of $54.9 million related to the increase in valuation allowance recorded against the Company’s deferred tax assets, to offset the tax benefit of the Company’s operating losses in the U.S. and certain foreign jurisdictions. Also included is an income tax benefit of $6.9 million related to the release of the portion of the Company's valuation allowance as a result of the Merger with Rentrak and income tax expense of $12.7 million for permanent differences in the book and tax treatment of the DAx disposition, certain transaction costs, excess officers' compensation, and other nondeductible expenses. These tax adjustments, along with having book income in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of
	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$199,959	$141,607
Deferred compensation	13,684	27,175
Tax credits	6,171	6,204
Deferred rent	3,976	3,722
Deferred revenues	2,764	2,908
Property and equipment	1,788	—
Tax contingencies	1,422	1,439
Accrued salaries and benefits	2,200	8,138
Capital leases	444	2,343
Allowance for doubtful accounts	334	391
Capital loss carryforwards	266	269
Litigation settlement	1,197	26,557
Other	1,105	1,551
Gross deferred tax assets	235,310	222,304
Valuation allowance	(200,366)	(181,334)
Net deferred tax assets	$34,944	$40,970
Deferred tax liabilities:
Intangible assets	$(23,886)	$(30,645)
Goodwill	(9,987)	(6,850)
Property and equipment	—	(409)
Subpart F income recapture	(1,404)	(1,397)
Outside basis difference	(152)	(290)
Other	(1,051)	(488)
Total deferred tax liabilities	(36,480)	(40,079)
Net deferred tax asset (liability)	$(1,536)	$891
Tax Cuts and Jobs Act
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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications for TCJA ("SAB 118"), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in its financial statements. In fourth quarter of 2018, the Company completed its analysis to determine the effects of the Tax Act and recorded immaterial adjustments as of December 31, 2018.
Tax Valuation Allowance
As of December 31, 2018 and 2017, the Company had a valuation allowance of $200.4 million and $181.3 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company’s U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2018 is primarily related to operating losses incurred during the year. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.
A summary of the deferred tax asset valuation allowance is as follows:

	As of
	December 31,
(In thousands)	2018	2017
Beginning Balance	$181,334	$119,904
Additions	19,356	137,495
Reductions	(324)	(76,065)
Ending Balance	$200,366	$181,334
Net Operating Loss and Credit Carryforwards
As of December 31, 2018, the Company had federal and state net operating loss carryforwards for tax purposes of $563.6 million and $1,318.5 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and 2018 for state income tax purposes. The federal and certain state net operating losses generated during the year ended December 31, 2018, will have an indefinite carryforward period as a result of TCJA. As of December 31, 2018, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $12.1 million which begins to expire in 2019.
As of December 31, 2018, the Company had research and development credit carryforwards of $3.2 million which begin to expire in 2025.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. A significant portion of the Company’s net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to foreign tax or state tax requirements.
Foreign Undistributed Earnings
The Company has not provided for U.S. income and foreign withholding taxes on approximately $2.6 million of certain foreign subsidiaries' undistributed earnings as of December 31, 2018, because such earnings have been retained and are intended to be indefinitely reinvested outside of the U.S. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $1.6 million and $1.3 million as of December 31, 2018 and 2017, respectively. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $2.5 million, $2.4 million and $3.3 million as of December 31, 2018, 2017 and 2016, respectively and include the federal tax benefit of state deductions. The Company anticipates that $0.1 million of unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.

Changes in the Company's unrecognized income tax benefits are as follows:

	December 31,
(In thousands)	2018	2017	2016
Beginning balance	$2,508	$3,608	$3,418
Increase related to tax positions of prior years	167	81	68
Increase related to tax positions of the current year	90	88	449
Increase related to acquired tax positions	—	—	974
Decrease related to tax positions of prior years	(106)	(1,064)	(1,084)
Decrease due to settlements	—	—	(117)
Decrease due to lapse in statutes of limitations	(99)	(205)	(100)
Ending balance	$2,560	$2,508	$3,608
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, accrued interest and penalties on unrecognized tax benefits were $0.7 million and $0.3 million, respectively. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2015 or state and local tax examinations by tax authorities for years prior to 2014. Tax attribute carryforwards may still be adjusted upon examination by tax authorities.

12.	Stockholders' Equity
2007 Equity Incentive Plan
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

Stock Options
A summary of the options assumed, exercised and expired during the years ended December 31, 2016, 2017 and 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2015	1,701,944	$42.87
Options assumed	1,973,801	18.68
Options exercised	(225,088)	18.39
Options forfeited	(2,760)	16.85
Options expired	(2,385)	12.05
Options outstanding as of December 31, 2016	3,445,512	30.65
Options expired	(1,260)	20.24
Options outstanding as of December 31, 2017	3,444,252	$30.65
Options exercised (1)	(347,752)	15.45
Options expired	(2,050,587)	39.74
Options outstanding as of December 31, 2018	1,045,913	$17.89
Options exercisable as of December 31, 2018	1,045,913	$17.89
(1) Includes 125,523 options withheld to pay the exercise price for certain exercises during the year ended December 31, 2018.
No stock options were granted during the years ended December 31, 2018, 2017 and 2016. On April 26, 2016, the Board approved an extension of the period of time over which terminated employees could exercise their vested options from 90 days after termination of employment to the earlier of the original 10-year option expiration date or 180 days following the date the Company's registration statements on Form S-8 were again available for use. The Company treated this extension as a modification of the award upon the employees’ termination and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized compensation cost of $6.3 million and $3.0 million in stock-based compensation expense during 2017 and 2016, respectively.
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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.

The weighted-average fair value of the options assumed during year ended December 31, 2016 was $21.09.
The following table summarizes information about options outstanding as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.56 - $19.31	755,031	$15.01	2.25	755,031	$15.01	2.25
$20.11 - $25.86	284,825	25.05	2.16	284,825	25.05	2.16
$40.80 - $42.92	6,057	40.80	5.62	6,057	40.80	5.62
	1,045,913	$17.89	2.25	1,045,913	$17.89	2.25
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. There were 347,752 options exercised during the year ended December 31, 2018. The aggregate intrinsic value for all options exercisable was $1.5 million under the Company’s stock plans as of December 31, 2018. No options were exercised in 2017. The aggregate intrinsic value for all options outstanding and exercisable was $0.7 million under the Company's stock plans as of December 31, 2018. As of December 31, 2018, there was no unrecognized compensation expense related to outstanding options.
Stock Appreciation Rights ("SAR")
The Company assumed an, as-converted, SAR with respect to 86,250 shares of Common Stock originally granted pursuant to the terms of Rentrak Corporation 2005 Stock Incentive Plan at an, as-converted, base price of $12.61 per share. The SAR was fully vested prior to the consummation of the Merger and remains outstanding as of December 31, 2018. Upon exercise of all or a portion of the SAR, the Company will calculate the SAR spread, tax offset amount and the net SAR value into a whole number of SAR settlement shares based on the fair market value of the Company's Common Stock on the exercise date. The SAR is exercisable through June 15, 2019.
Stock Awards
The Company's stock awards are comprised of restricted stock awards ("RSAs") and restricted stock units ("RSUs"). The RSAs only represent participating securities. The Company has a right of repurchase on such shares that lapses at a rate of twenty-five percent (25%) of the total shares awarded at each successive anniversary of the initial award date, provided that the employee continues to provide services to the Company through such date.
A summary of the status of unvested stock awards as of December 31, 2018 is presented as follows:

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2015	112,395	861,201	973,596	$33.34
Assumed	—	367,263	367,263	39.65
Granted	214,010	459,166	673,176	35.49
Vested	(320,907)	(405,031)	(725,938)	31.74
Forfeited	(1,750)	(240,214)	(241,964)	37.19
Unvested as of December 31, 2016	3,748	1,042,385	1,046,133	$37.16
Vested	(1,623)	(185,754)	(187,377)	36.45
Forfeited	—	(76,719)	(76,719)	38.48
Unvested as of December 31, 2017	2,125	779,912	782,037	$37.22
Granted	—	2,872,408	2,872,408	22.53
Vested	(2,125)	(2,077,253)	(2,079,378)	27.55
Forfeited	—	(108,932)	(108,932)	29.50
Unvested as of December 31, 2018	—	1,466,135	1,466,135	$22.62
The aggregate intrinsic value for all unvested RSUs outstanding as of December 31, 2018 was $21.3 million. The aggregate intrinsic value of RSAs vested during the year ended December 31, 2018 was approximately $0.1 million.

During 2018, the Company's Compensation Committee approved and awarded 2,612,457 time-based RSUs, 191,800 performance-based RSUs, and 68,151 market-based RSUs under the 2018 Plan to employees, directors and consultants of the Company. Of the time-based RSUs, 1,493,288 vested immediately upon grant, including 165,086 shares related to the compensation of the Company's former Chief Executive Officer as part of his retirement and transition services agreement. The remaining time-based RSUs generally vest after three to four years contingent on continued service, and performance-based RSUs generally vest after three years based on achievement of pre-established revenue and adjusted earnings before interest income, interest expense, income taxes, depreciation and amortization (Adjusted EBITDA) goals. Market-based awards generally vest after three years based on the attainment of certain stock price hurdles.
Undelivered shares are classified as unvested until the date of delivery of the shares of the underlying awards. During the twelve months ended December 31, 2018, all vested shares were delivered to participants in the 2018 Plan. The maximum number of shares available for issuance under the 2018 Plan as of December 31, 2018 is 6,585,928.
As of December 31, 2018, total unrecognized compensation expense related to unvested RSUs was $20.5 million, which the Company expects to recognize over a weighted-average vesting period of approximately 1.91 years. The estimated forfeiture rate as of December 31, 2016, 2017, and 2018 was 10%. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes in stock-based compensation expense in the future.
Preferred Stock
The Company has 5,000,000 shares of $0.001 par value preferred stock authorized; no shares have been issued or outstanding as of December 31, 2018 and 2017.
Rights Plan
On February 7, 2017, the Company's Board adopted a rights plan (the "Rights Plan") and declared a dividend to the Company’s stockholders of rights ("Rights") to purchase newly designated Series A Junior Participating Preferred Stock (the "Series A Preferred Stock"). The terms of the Rights Plan and the Rights were set forth in a Tax Asset Protection Rights Agreement, dated as of February 8, 2017 (the "Rights Agreement"), by and between the Company and American Stock Transfer & Trust Company, LLC.
The purpose of the Rights Plan was to preserve the Company's ability to utilize its net operating loss carryforwards and other significant tax attributes to offset future taxable income in the United States. The Company had designated 1,000,000 shares of its Series A Preferred Stock in connection with the adoption of the Rights Plan.
On September 28, 2017, the Company entered into an amendment to the Rights Agreement to accelerate the expiration date of the Rights to September 28, 2017, effectively terminating the Rights Agreement on that date. At the time of such termination, all of the Rights expired, after which the Company filed a Certificate of Elimination eliminating the 1,000,000 shares of Series A Preferred Stock and returning them to authorized but undesignated shares of the Company’s preferred stock. No shares of Series A Preferred Stock were issued.

13.	Share Repurchases
On February 17, 2016, the Company announced that the Board had approved the adoption of a new share repurchase program, superseding prior programs, for $125.0 million of Common Stock. As part of the Company's repurchase program, shares were purchased in open market transactions or pursuant to trading plans that were adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases could be determined at the Company's discretion, and the share repurchase program could be suspended, terminated or modified at any time for any reason. Shares repurchased were classified as treasury stock. On March 5, 2016, the Board suspended the share repurchase program indefinitely. Shares repurchased for the year ended December 31, 2016 were as follows:

(Dollars in millions, except share and per share data)	Year Ended December 31, 2016
Total number of shares repurchased	675,672
Average price paid per share	$40.39
Total value of shares repurchased (as measured at time of repurchase)	$27.3

14.	Employee Benefit Plans

The Company has a 401(k) plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time U.S. employees. The Company contributed $1.2 million, $1.3 million and $1.2 million to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016, respectively.

15.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company’s sales to customers between those in the United States and those in other locations is as follows:

	Years Ended December 31,
(In thousands)	2018(1)	2017	2016
United States	$359,379	$332,344	$316,755
Europe	34,623	43,218	54,289
Latin America	13,179	13,460	12,470
Canada	7,882	9,273	10,206
Other	4,419	5,254	5,740
Total revenues	$419,482	$403,549	$399,460
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, revenue for 2017 and 2016 is not comparable to 2018 due to the adoption of ASC 606 on January 1, 2018. Refer to the reconciliation of as reported revenue to compare the periods presented.
The composition of the Company’s property and equipment, net between those in the United States and those in other locations as of the end of each year are as follows:

	December 31,
(In thousands)	2018	2017
United States	$25,456	$25,777
Europe	1,415	2,252
Latin America	365	625
Other	103	239
Total	$27,339	$28,893
Of the Company's long-lived intangible assets, net, $107.9 million and $137.6 million were generated by or located in the United States for the years ended December 31, 2018 and 2017, respectively. The Company also had $19.0 million and $22.2 million of long-lived intangible assets, net generated by or located in Europe for the years ended December 31, 2018 and 2017, respectively.

16.	Related Party Transactions
Transactions with WPP
As of December 31, 2018, WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 19.1% ownership in the Company. On July 19, 2018, the Company filed a registration statement on Form S-1 with the SEC for the purpose of registering the shares of Common Stock owned by WPP in order to fulfill the Company's contractual obligations under a stockholders' rights agreement entered into by the Company and WPP in 2015. Refer to Footnote 5, Long-term Debt for more information. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts. In early 2015, there were a series of business and asset acquisitions and sales and issuances of Common Stock between the Company and WPP (giving rise to the stockholders' rights agreement described above) as well as a Subscription Receivable agreement that the Company entered into with GroupM, a WPP subsidiary.
In 2015, the Company and GroupM entered into an agreement in which GroupM agreed to a minimum commitment to purchase $20.9 million of the Company's products over five years, which was recorded as Subscription Receivable as contra equity within additional paid-in capital on the Consolidated Statements of Stockholders' Equity. In December 2017, the Company signed an amendment with GroupM in which GroupM agreed to purchase additional subscription services for $17.8 million over three years, which was offset by the $3.7 million Subscription Receivable that remained as of December 31, 2017. Upon fully utilizing the Subscription Receivable in September 2018, the Company began recognizing revenue under the amendment as the Company delivered products and services under the agreement. Total revenue recognized in 2018 was $2.0 million.

In January 2016, as part of the Company's merger with Rentrak Corporation ("Rentrak"), the Company acquired two contracts with net present value of $14.5 million with WPP wholly-owned subsidiaries which were reflected as Subscription Receivable. The Company recorded the Subscription Receivable as contra equity within additional paid-in capital on the Consolidated Statements of Stockholders' Equity. As cash was received on the Subscription Receivable, additional paid-in capital was increased by the amount of cash received and the Company recognizes imputed interest income. Effective August 31, 2018, the Company terminated one legacy Rentrak agreement which was originally reflected in Subscription Receivable and concurrently signed a new arrangement for $7.4 million for various subscription services over a three-year period. As of December 31, 2018, the balance of the Subscription Receivable is zero and the Company recorded $0.8 million in revenues in the Consolidated Statement of Operations.
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program (the "Program") to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households. The agreement provides that the Company makes payments to Lightspeed of approximately $5 million per year. The Program is designed to be a comprehensive data collection effort across multiple in-home devices (e.g., television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) monitored via the installation of household internet routers (“Meters”) in panelist households. The Meters will collect and send the data back to the Company for use in its Total Home Panel product. Under the terms of the Program, Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than five percent of the Company’s outstanding Common Stock. Refer to Footnote 5, Long-term Debt, for further information regarding these agreements and the Company's issuance of senior secured convertible notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than five percent of the Company's outstanding Common Stock on January 16, 2018.
On April 18, 2018, the Company amended a prior agreement with Starboard, dated as of September 28, 2017 (the "September Agreement"), pertaining to the membership and composition of the Company's Board of Directors (the "Board"). Pursuant to the amendment, the Company and Starboard agreed that, effective as of the Company's annual meeting of stockholders on May 30, 2018, the size of the Board would be fixed at eight members. The amendment further designated Starboard's "appointees" under the September Agreement. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board.
The Company's results from transactions with WPP, Starboard and other related parties, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Revenues (1)	$12,662	$13,181	$9,688

Cost of revenues	11,239	12,956	15,695
Selling and marketing	158	157	1,743
Research and development	186	119	3,662
General and administrative	650	777	633
Investigation and audit related (2)	—	16,844	2,563

Interest (expense) income, net	(16,023)	672	1,106
(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP. Accordingly, despite cash being received under these agreements, no revenue was recognized through August 31, 2018 other than imputed interest income on the net present value of anticipated future cash payments.
(2) The investigation and audit related expenses relate to accounting advisory services, audit preparation support, and process improvement services provided by CrossCountry Consulting, LLC, whose managing partner served as the Company’s interim Chief Financial Officer and Treasurer for a portion of 2017 pursuant to an interim services agreement.

The Company has the following balances related to transactions with WPP, Starboard and other related parties, as reflected in the Consolidated Balance Sheets:

	December 31,
(In thousands)	2018	2017
Assets
Accounts receivable, net	$4,024	$2,899
Prepaid expenses and other current assets	484	—
Other non-current assets	65	—
Liabilities
Accounts payable	$1,878	$2,715
Accrued expenses	4,478	5,857
Contract liability	2,521	2,755
Financing derivatives	26,100	—
Senior secured convertible notes	177,342	—
Other non-current liabilities	251	—
Stockholders' Equity
Subscription Receivable (Additional paid-in capital)	$—	$10,254

17.	Organizational Restructuring
In December 2017, the Company implemented a reduction in force plan ("2017 Restructuring Plan") that resulted in the termination of approximately 10% of its workforce. The reduction in force was implemented following management’s determination to reduce its staffing levels and exit certain geographic regions, in order to enable the Company to decrease its global costs and more effectively align resources to business priorities. The majority of the employees impacted by the reduction in force exited the Company in the fourth quarter of 2017, while the remainder exited in 2018. Total restructuring expense recognized for the 2017 Restructuring Plan was $11.8 million. The 2017 Restructuring Plan is complete as of December 31, 2018.
In June and December 2018, the Company's Board of Directors authorized management to implement additional reductions in its workforce (less than 10%) and rationalize its portfolio of leased properties due to the reductions in headcount ("2018 Restructuring Plans"). This additional restructuring effort resulted in the termination of one operating lease, the extension of the lease related to the Company's headquarters, and the sublease of three offices. Employees separated or to be separated from the Company as a result of these restructuring initiatives were offered severance. In connection with the 2018 Restructuring Plans, the Company expects to incur total exit-related costs of up to $13.0 million, including $10.3 million recorded in 2018. The remaining expense is expected to be recognized through the second quarter of 2019 primarily as stock-based compensation.
During the year ended December 31, 2018, the Company recognized $11.8 million in restructuring expense.
The total amount accrued for restructuring is $7.3 million, of which $1.8 million is long-term and included in other non-current liabilities in the Consolidated Balance Sheets. The table below summarizes the balance of accrued restructuring expenses and the changes in the accrued amounts as of and for the year ended December 31, 2018 by restructuring plan:
2017 Restructuring Plan

(In thousands)	Severance pay and benefits	Other direct costs	Long-term lease exit and other direct costs	Total
Restructuring expense	$10,298	$212	$—	$10,510
Payments	(1,340)	—	—	(1,340)
Foreign exchange	14	—	—	14
Accrued Balance as of December 31, 2017	$8,972	$212	$—	$9,184
Restructuring expense	1,275	—	—	1,275
Payments	(10,180)	—	—	(10,180)
Foreign exchange	(1)	—	—	(1)
Accrued Balance as of December 31, 2018	$66	$212	$—	$278

2018 Restructuring Plans

(In thousands)	Severance pay and benefits	Short-term lease exit and other direct costs	Long-term lease exit and other direct costs	Total
Restructuring expense(1)	$7,145	$1,271	$1,847	$10,263
Payments	(2,652)	(561)	(37)	(3,250)
Foreign exchange	—	(2)	—	(2)
Accrued Balance as of December 31, 2018	$4,493	$708	$1,810	$7,011
(1) During the year ended December 31, 2018, the Company recognized a reduction of $0.7 million of liability related to the write-off of certain lease-related liabilities, offset by $0.5 million in stock-based compensation related to the termination of certain employees, $0.5 million in accelerated depreciation on assets located within subleased properties, and $0.1 million in other expenses.

18.	Quarterly Financial Information (Unaudited)
The following tables summarize quarterly financial data for 2018 and 2017. The Company’s results of operations vary and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not necessarily be considered indicative of the results to be expected from any future period.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	2018
	First	Second	Third	Fourth
Revenues	$105,919	$101,389	$102,864	$109,310
Cost of revenues (1)	47,254	51,526	49,446	51,994
Gross profit	58,665	49,863	53,418	57,316
Selling and marketing (1)	25,905	29,647	24,866	27,977
Research and development (1)	18,716	20,889	18,742	18,632
General and administrative (1)	18,661	28,699	18,707	18,468
Investigation and audit related	31,867	4,883	696	892
Amortization of intangible assets	8,544	8,266	7,896	8,158
Settlement of litigation, net	—	5,250	—	—
Restructuring	1,257	3,833	51	6,696
Total operating expenses	104,950	101,467	70,958	80,823
Loss from operations	(46,285)	(51,604)	(17,540)	(23,507)
Interest expense, net	(2,905)	(4,124)	(4,682)	(4,754)
Other income (expense), net	77	807	(1,711)	(637)
(Loss) gain from foreign currency transactions	(922)	1,045	(304)	1,484
Loss before income taxes	(50,035)	(53,876)	(24,237)	(27,414)
Income tax (provision) benefit	(1,415)	(2,101)	(400)	210
Net loss	$(51,450)	$(55,977)	$(24,637)	$(27,204)
Net loss per common share:
Basic and diluted	$(0.93)	$(1.02)	$(0.42)	$(0.46)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	55,227,046	55,192,741	58,212,306	59,116,831

(1) Stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$213	$3,774	$1,248	$1,114
Selling and marketing	575	5,792	1,860	1,225
Research and development	344	3,972	1,137	1,127
General and administrative	749	9,461	2,066	2,494
Restructuring	—	—	—	468
Total stock-based compensation expense	$1,881	$22,999	$6,311	$6,428

 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	2017
	First	Second	Third	Fourth
Revenues	$100,861	$99,439	$100,323	$102,926
Cost of revenues (1)	47,313	47,301	48,803	50,188
Gross profit	53,548	52,138	51,520	52,738
Selling and marketing (1)	29,733	31,190	29,873	39,713
Research and development (1)	21,020	21,502	21,580	24,921
General and administrative (1)	17,785	13,310	22,331	21,225
Investigation and audit related	17,678	17,399	21,392	26,929
Amortization of intangible assets	8,735	8,443	8,491	9,154
Settlement of litigation, net	1,533	(915)	81,799	116
Restructuring	—	—	—	10,510
Total operating expenses	96,484	90,929	185,466	132,568
Loss from operations	(42,936)	(38,791)	(133,946)	(79,830)
Interest expense, net	(154)	(252)	(148)	(107)
Other income, net	3,184	2,683	6,619	2,719
Loss from foreign currency transactions	(20)	(1,205)	(298)	(1,628)
Loss before income taxes	(39,926)	(37,565)	(127,773)	(78,846)
Income tax (provision) benefit	(866)	(1,061)	(2,296)	6,940
Net loss	$(40,792)	$(38,626)	$(130,069)	$(71,906)
Net loss per common share:
Basic and diluted	$(0.71)	$(0.67)	$(2.26)	$(1.25)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	57,274,851	57,498,228	57,547,863	57,616,774

(1) Amortization of stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$629	$433	$384	$320
Selling and marketing	1,446	1,532	1,461	808
Research and development	821	450	537	462
General and administrative	924	409	6,340	358
Total stock-based compensation expense	$3,820	$2,824	$8,722	$1,948

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the existence of an unremediated material weakness in our internal control over financial reporting (described below).
Notwithstanding the identified material weakness, management believes that the Consolidated Financial Statements and related financial information included in this 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented. Management's belief is based on a number of factors, including the remediation actions described below.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, due to the existence of an unremediated material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In our evaluation, we identified the following, which in the aggregate comprise a material weakness in our revenue accounting:

•
Our accounting for revenue contracts is complex and highly dependent on manual processes, and certain controls related to reviewing certain revenue-related journal entries, evaluating evidence of product or service delivery, and account reconciliations related to unbilled revenue and deferred revenue were not designed or operating in a consistent manner as of December 31, 2018.

Deloitte has independently assessed the effectiveness of our internal control over financial reporting, and its report is included below. Deloitte has audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2018, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as disclosed under "Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting" below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

As discussed in Item 9A, Controls and Procedures, of the 2017 10-K, we identified in our internal control assessment as of December 31, 2017 material weaknesses relating to certain internal controls in the areas of revenue accounting, business combinations and significant asset acquisitions, financial close and reporting processes, and tax accounting.
Revenue Accounting
During 2017 and 2018, in order to strengthen the internal controls with respect to our revenue accounting, we:

•
Designed and implemented compensating controls to mitigate the risk of material misstatement that existed due to our dependency on multiple accounting systems and technologies that require modernization;

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
As of December 31, 2018, management determined that the material weaknesses related to accounting for contracts in our international operations and adequacy of our revenue accounting staffing resources, which were identified in the 2017 10-K, have been remediated.
With respect to the remaining material weakness as of December 31, 2018, relating to the complexity of our accounting for revenue contracts and our dependence on manual processes, management designed and implemented new controls over revenue accounting to compensate for the complex contracts and manual processes. Due to the timing of the design and implementation of these controls during the fourth quarter of 2018, however, there was insufficient time to consistently execute against their design as of December 31, 2018. As such, management concluded that our controls over revenue accounting were not designed or operating effectively at the reasonable assurance level as of December 31, 2018. We expect to continue to strengthen these controls until the material weakness is fully remediated.
Business Combinations and Significant Asset Acquisitions
During 2018, in order to strengthen our internal controls with respect to a potential business combination or significant asset acquisition, we:

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

As of December 31, 2018, management determined that the material weakness related to business combinations and significant asset acquisitions, which was identified in the 2017 10-K, has been remediated.
Financial Close and Reporting
During 2017 and 2018, in order to strengthen our internal controls with respect to our financial close and reporting processes, we:

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

•	Enhanced and strengthened our documentation and review procedures relating to our key account reconciliations, including additional supervisory controls;

•	Developed a responsibility matrix to facilitate oversight and responsibility over the financial close, and increased communication of accountability; and

•	Transitioned close processes and procedures that were previously performed by outside parties to our internal accounting teams.

As of December 31, 2018, management determined that the material weakness related to our financial close and reporting processes, which was identified in the 2017 10-K, has been remediated.
Tax Accounting
During 2017 and 2018, in order to strengthen our internal controls with respect to our tax accounting, we:

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

As of December 31, 2018, management determined that the material weakness related to tax accounting, which was identified in the 2017 10-K, has been remediated.
Compliance Program
As discussed in Item 9A, Controls and Procedures, of the 2017 10-K, we have taken a number of actions to reinforce a culture of integrity, accountability, and adherence to established internal controls, policies and procedures, including through formal communications, town hall meetings, and mandatory employee training, which continued through 2018. We have a Compliance Coordinating Committee at the executive level that oversees our compliance program, which includes a policies and procedures library, education and mandatory training, and monitoring for compliance and corrective action where appropriate. The program also includes policies for receiving, evaluating and reporting on allegations of misconduct or noncompliance with our Code of Business Conduct and Ethics and our Reporting and Non-Retaliation Policy (our corporate whistleblower program). We intend to continue our focus on maintaining a strong "tone at the top" and culture of compliance and control consciousness in 2019.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting in 2019 and future periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management's assessment as set forth below:

•
The Company enters into complex multiple-performance obligation revenue arrangements and the controls over the accounting for revenue is highly dependent on manual processes. Controls related to reviewing revenue related journal entries, evaluating evidence of product or service delivery, and account reconciliations related to unbilled revenue and deferred revenue were not designed or operating in a consistent manner.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 28, 2019

ITEM 9B.	OTHER INFORMATION
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors, is included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference. Information required by Item 10 of Part III regarding our Audit Committee is set forth in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference. Information relating to our compliance with Section 16(a) of the Exchange Act is set forth in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have posted the Code of Business Conduct and Ethics on our investor relations website under the heading "Corporate Governance" at www.comscore.com. To the extent permissible under Nasdaq rules, we intend to disclose any amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading "Corporate Governance" at www.comscore.com.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3) Exhibits. The exhibits filed as part of this report are listed under “Exhibits” at subsection (b) of this Item 15.
(b) Exhibits

EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Amended and Restated Bylaws of comScore, Inc (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520).

4.1+	Form of Senior Secured Convertible Note (Initial Notes), as amended

4.2+	Form of Senior Secured Convertible Note (Option Notes), as amended

4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

10.1
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.2
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.3
Voting Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 12, 2011) (File No. 001-33520)

10.4
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.5
Stockholders Rights Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(3) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.6
Voting Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(4) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.7
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.8
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.9
Notice of Termination, dated as of January 3, 2018, to the Credit Agreement dated as of September 26, 2013, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., SunTrust Bank, and the other lenders party thereto (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 23, 2018) (File No. 001-33520)

10.10
Amended and Restated Security Agreement (Deposit Accounts - Specific), dated as of January 11, 2018, by and among comScore, Inc., the subsidiaries of comScore, Inc. identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 23, 2018) (File No. 001-33520)

10.11
Securities Purchase Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.12
Guaranty Agreement, dated as of January 16, 2018, made by the subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.13
Pledge and Security Agreement, dated as of January 16, 2018, made by comScore, Inc., the subsidiaries signatory thereto and Starboard Value and Opportunity Master Fund Ltd., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.14
Registration Rights Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.15
Agreement between comScore, Inc. and Starboard Value LP, dated as of September 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.16
Amendment Agreement, dated as of April 18, 2018, by and among comScore, Inc., Starboard Value LP and certain affiliates of Starboard Value LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 20, 2018) (File No. 001-33520)

10.17
First Amendment to Senior Secured Convertible Notes, dated as of May 17, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2018) (File No. 001-33520)

10.18
Second Amendment to Senior Secured Convertible Notes, dated as of August 8, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 9, 2018) (File No. 001-33520)

10.19
Agreement, dated as of November 13, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 13, 2018) (File No. 001-33520)

10.20
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.21
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.22*
Consulting Agreement, dated as of March 25, 2018, by and between comScore, Inc. and Susan Riley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 26, 2018) (File No. 001-33520)

10.23*
Executive Employment Agreement, dated as of April 20, 2018, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 26, 2018) (File No. 001-33520)

10.24*
Performance Restricted Stock Units Award Notice, dated as of June 5, 2018, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1, filed July 19, 2018) (File No. 333-226246)

10.25*
Restricted Stock Units and Common Stock Award Notice, dated as of June 5, 2018, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1, filed July 19, 2018) (File No. 333-226246)

10.26*
2007 Equity Incentive Plan, as amended and restated September 8, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 29, 2014) (File No. 001-33520)

10.27*
Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.28*
Form of Notice of Grant of Restricted Stock under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.29*
Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.30*	2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

10.31*	Form of Restricted Stock Units Award Notice for Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.32*
Form of Restricted Stock Units and Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.33*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.34*	Form of Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.35*	Form of Common Stock Award Notice for Directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.36*	Form of Common Stock Award Notice for Consultants (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.37*
Form of Performance Restricted Stock Units Award Agreement for CEO/President (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.38*
Form of Restricted Stock Units Award Agreement for CEO/President (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.39*
Form of Performance Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.40*
Form of Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.41*
Form of Restricted Stock Units Award Agreement for President (Sign-On Award) (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.42*
Employment Agreement, dated September 4, 2018, by and between comScore, Inc. and Sarah Hofstetter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 10, 2018) (File No. 001-33520)

10.43*
Form of Change of Control and Severance Agreement (CFO and General Counsel) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.44*
Form of Change of Control and Severance Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.45
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.46*
Separation and General Release Agreement, dated as of January 12, 2017, by and between comScore, Inc. and Christiana Lin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2017) (File No. 001-33520)

10.47*
Consulting Agreement, dated as of January 12, 2017, by and between comScore, Inc. and Christiana Lin (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 12, 2017) (File No. 001-33520)

10.48*
Separation and General Release Agreement, dated as of June 15, 2017, between comScore, Inc. and Michael Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 16, 2017) (File No. 001-33520)

10.49*
Consulting Agreement, dated as of June 15, 2017, between comScore, Inc. and Michael Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 16, 2017) (File No. 001-33520)

10.50*
Separation and General Release Agreement, dated as of September 8, 2017, between comScore, Inc. and David Chemerow (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed March 23, 2018) (File No. 001-33520)

10.51*
Retirement and Transition Services Agreement, dated as of October 24, 2017, between comScore, Inc. and Gian M. Fulgoni (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 25, 2017) (File No. 001-33520)

10.52*
Amendment No. 1, dated as of November 13, 2017, to the Retirement and Transition Services Agreement dated as of October 24, 2017, between comScore, Inc. and Gian M. Fulgoni (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed November 15, 2017) (File No. 001-33520)

10.53*
Separation and General Release Agreement, dated as of December 5, 2017, between comScore, Inc. and Cameron Meierhoefer (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed December 6, 2017) (File No. 001-33520)

21.1+		List of Subsidiaries

23.1+		Consent of Deloitte & Touche LLP

23.2+		Consent of Ernst & Young LLP

31.1+		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		XBRL Instance Document

101.2		XBRL Taxonomy Extension Schema Document

101.3		XBRL Taxonomy Extension Calculation Linkbase Document

101.4		XBRL Taxonomy Extension Definition Linkbase Document

101.5		XBRL Taxonomy Extension Label Linkbase Document

101.6		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Management contract or compensatory plan or arrangement.
	+	Filed or furnished herewith

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ Bryan J. Wiener
Bryan J. Wiener
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory A. Fink
Gregory A. Fink
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan J. Wiener	Chief Executive Officer	February 28, 2019
Bryan J. Wiener	(Principal Executive Officer)

/s/ Gregory A. Fink	Chief Financial Officer and Treasurer	February 28, 2019
Gregory A. Fink	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Rosenthal	Non-Executive Chairman	February 28, 2019
Brent D. Rosenthal

/s/ William P. Livek	Vice Chairman	February 28, 2019
William P. Livek

/s/ Dale Fuller	Director	February 28, 2019
Dale Fuller

/s/ Jacques Kerrest	Director	February 28, 2019
Jacques Kerrest

/s/ Michelle McKenna	Director	February 28, 2019
Michelle McKenna

/s/ Paul Reilly	Director	February 28, 2019
Paul Reilly

/s/ Robert Norman	Director	February 28, 2019
Robert Norman