Form 10-Q
period 2019-03-31
COMSCORE, INC.
filed 2019-05-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
______________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SCOR	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 6, 2019, there were 60,525,060 shares of the registrant’s Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 10-Q, and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” "might," “expect,” “plan,” “anticipate,” “believe,” “estimate,” "target," "goal," "predict,” “intend,” “potential,” “continue,” “seek” and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing or capital expenditures, expectations regarding liquidity and compliance with financing covenants, expectations regarding the introduction of new products, effects of restructuring actions and changes in our management team, regulatory compliance and expected changes in the regulatory landscape affecting our business, internal control improvements, expected impact of litigation and regulatory proceedings, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report, those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018, and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC, as well as factors that cannot be predicted or quantified.
We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this 10-Q. You should carefully review the risk factors described in this 10-Q and in other documents that we file from time to time with the SEC. Except as required by applicable law, including the rules and regulations of the SEC, we undertake no obligation, and expressly disclaim any duty, to publicly update or revise forward-looking statements, whether as a result of any new information, future events or otherwise. Although we believe the expectations reflected in the forward-looking statements are reasonable as of the date of this 10-Q, our statements are not guarantees of future results, levels of activity, performance, or achievements, and actual outcomes and results may differ materially from those expressed in, or implied by, any of our statements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,741	$44,096
Restricted cash	6,102	6,102
Accounts receivable, net of allowances of $1,683 and $1,597, respectively ($3,818 and $4,024 of accounts receivable attributable to related parties, respectively)	63,057	75,609
Prepaid expenses and other current assets ($849 and $484 attributable to related parties)	18,678	19,972
Total current assets	124,578	145,779
Property and equipment, net	28,406	27,339
Operating right-of-use assets	41,210	—
Other non-current assets ($50 and $65 attributable to related parties)	5,908	8,898
Deferred tax assets	2,842	3,991
Intangible assets, net	118,840	126,945
Goodwill	640,786	641,191
Total assets	$962,570	$954,143
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($2,187 and $1,878 attributable to related parties, respectively)	$38,225	$29,836
Accrued expenses ($1,426 and $4,478 attributable to related parties, respectively)	42,126	58,140
Contract liability ($3,007 and $2,521 attributable to related parties, respectively)	62,640	64,189
Current operating lease liabilities	6,629	—
Customer advances	6,155	6,688
Other current liabilities	5,692	10,083
Total current liabilities	161,467	168,936
Financing derivatives (related parties)	22,000	26,100
Senior secured convertible notes (related parties)	178,913	177,342
Non-current operating lease liabilities	47,739	—
Deferred rent	—	10,304
Deferred tax liabilities	4,825	5,527
Other non-current liabilities ($5,353 and $251 attributable to related parties)	13,688	14,367
Total liabilities	428,632	402,576
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 66,722,683 shares issued and 59,957,887 shares outstanding as of March 31, 2019, and 66,154,626 shares issued and 59,389,830 shares outstanding as of December 31, 2018	60	59
Additional paid-in capital	1,571,759	1,561,208
Accumulated other comprehensive loss	(11,242)	(10,621)
Accumulated deficit	(796,655)	(769,095)
Treasury stock, at cost, 6,764,796 shares as of March 31, 2019 and December 31, 2018	(229,984)	(229,984)
Total stockholders’ equity	533,938	551,567
Total liabilities and stockholders’ equity	$962,570	$954,143
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues (1)	$102,294	$105,919

Cost of revenues (1) (2) (3)	53,407	47,254
Selling and marketing (1) (2) (3)	24,840	25,905
Research and development (1) (2) (3)	18,216	18,716
General and administrative (1) (2) (3)	19,545	18,661
Investigation and audit related	842	31,867
Amortization of intangible assets	8,105	8,544
Restructuring (income) expense	(70)	1,257
Total expenses from operations	124,885	152,204
Loss from operations	(22,591)	(46,285)
Interest expense, net (1)	(6,759)	(2,905)
Other income, net	2,969	77
Gain (loss) from foreign currency transactions	38	(922)
Loss before income taxes	(26,343)	(50,035)
Income tax provision	(1,171)	(1,415)
Net loss	$(27,514)	$(51,450)
Net loss per common share:
Basic and diluted	$(0.46)	$(0.93)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	59,958,203	55,227,046
Comprehensive loss:
Net loss	$(27,514)	$(51,450)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(621)	1,615
Total comprehensive loss	$(28,135)	$(49,835)

(1) Transactions with related parties are included in the line items above (refer to Footnote 7, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Stock-based compensation expense is included in the line items above as follows:
	Three Months Ended March 31,
	2019	2018
Cost of revenues	$848	$213
Selling and marketing	1,316	575
Research and development	726	344
General and administrative	4,063	749
Total stock-based compensation expense	$6,953	$1,881

(3) Excludes amortization of intangible assets, which is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(27,514)	—	(27,514)
Foreign currency translation adjustment	—	—	—	(621)	—	—	(621)
Exercise of Common Stock options, net	68,259	—	1,191	—	—	—	1,191
Restricted stock units vested	552,651	1	4,610	—	—	—	4,611
Payments for taxes related to net share settlement of equity awards	(52,853)	—	(1,138)	—	—	—	(1,138)
Stock-based compensation	—	—	5,888	—	—	—	5,888
Balance as of March 31, 2019	59,957,887	$60	$1,571,759	$(11,242)	$(796,655)	$(229,984)	$533,938

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(51,450)	—	(51,450)
Foreign currency translation adjustment	—	—	—	1,615	—	—	1,615
Subscription receivable	—	—	3,065	—	—	—	3,065
Common Stock warrants issuable	—	—	5,545	—	—	—	5,545
Repurchase of Common Stock in exchange for senior secured convertible notes	(2,600,000)	—	—	—	—	(63,570)	(63,570)
Restricted stock units vested	487,027	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(158,404)	—	(4,099)	—	—	—	(4,099)
Stock-based compensation	—	—	1,881	—	—	—	1,881
Balance as of March 31, 2018	55,017,670	$60	$1,414,109	$(4,609)	$(661,277)	$(199,540)	$548,743

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(27,514)	$(51,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,106	4,563
Non-cash operating lease expense	1,427	—
Amortization expense of finance leases	574	—
Amortization of intangible assets	8,105	8,544
Stock-based compensation	6,953	1,881
Deferred tax provision	441	906
Change in fair value of financing derivatives	(4,100)	2,180
Change in fair value of investment in equity securities	1,712	449
Accretion of debt discount	1,319	752
Amortization of deferred financing costs	252	207
Other	(138)	(69)
Changes in operating assets and liabilities:
Accounts receivable	12,506	11,095
Prepaid expenses and other assets	1,818	(597)
Accounts payable, accrued expenses, and other liabilities	(2,544)	(19,761)
Contract liability and customer advances	(2,500)	(3,498)
Operating lease liabilities	(2,993)	—
Net cash used in operating activities	(1,576)	(44,798)

Investing activities:
Proceeds from sale of investment in equity securities	705	—
Purchases of property and equipment	(1,836)	(725)
Capitalized internal-use software costs	(3,109)	(1,932)
Net cash used in investing activities	(4,240)	(2,657)

Financing activities:
Proceeds from borrowings on senior secured convertible notes (related party)	—	85,000
Debt issuance costs	—	(4,315)
Financing proceeds received on subscription receivable (related party)	—	3,065
Proceeds from the exercise of stock options	1,191	—
Payments for taxes related to net share settlement of equity awards	(1,138)	(4,099)
Principal payments on finance leases	(694)	—
Principal payments on capital lease and software license arrangements	(823)	(2,859)
Net cash (used in) provided by financing activities	(1,464)	76,792
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75)	368
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,355)	29,705
Cash, cash equivalents and restricted cash at beginning of period	50,198	45,125
Cash, cash equivalents and restricted cash at end of period	$42,843	$74,830

	As of March 31,
	2019	2018
Cash and cash equivalents	$36,741	$67,266
Restricted cash	6,102	7,564
Total cash, cash equivalents and restricted cash	$42,843	$74,830

Supplemental cash flow disclosures:
Interest paid ($3,046 of 2019 and $- of 2018 interest paid attributable to related party)	$3,181	$265
Income taxes (refunded) paid	(348)	37

Supplemental disclosures of non-cash activities:
Change in accrued capital expenditures	$1,170	$250
Settlement of restricted stock unit liability	4,610	—
Repurchase of Common Stock in exchange for senior secured convertible notes	—	63,570
Common Stock warrants issued with senior secured convertible notes	—	5,733
Fair value of financing derivatives issued with senior secured convertible notes	—	12,940
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "Comscore" or the "Company"), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms.
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
On March 31, 2019, Bryan Wiener resigned as the Company's Chief Executive Officer and director and Sarah Hofstetter resigned as the Company's President, effective immediately. On the same day, the Company appointed Dale Fuller as Interim Chief Executive Officer, and Mr. Fuller assumed the role of CODM.
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. In 2017, 2018, and 2019, the Company has implemented certain organizational restructuring plans to reduce staffing levels, exit certain geographic regions, and rationalize its leased properties, to enable the Company to decrease its global costs, more effectively align resources to business priorities, and maintain compliance with its financial covenants (described below). For additional information, refer to Footnote 10, Organizational Restructuring and Footnote 11, Subsequent Events.
To increase the Company’s available working capital, during 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in senior secured convertible notes in exchange for $100.0 million in cash and 4,000,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"). The convertible notes contain certain affirmative and restrictive covenants with which the Company must comply, including covenants with respect to limitations on additional indebtedness and liens and maintenance of certain minimum cash balances, which are scheduled to increase from $20.0 million to $40.0 million on the earlier of August 9, 2019 or the date the Company files its Form 10-Q for the quarterly period ending June 30, 2019, subject to certain limitations. Interest on the convertible notes is payable, at the option of the Company, in cash or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock. For the interest payment due on April 1, 2019, the Company elected to pay in shares of Common Stock. For additional information, refer to Footnote 4, Long-term Debt.
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
As of March 31, 2019, the Company was in compliance with its covenants under the convertible notes. Based on management's current plans, including actions within management's control, the Company does not anticipate any breach of these covenants that would result in an event of default under the convertible notes.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing transaction in order to best position the Company for future success. The Company continues to explore all potential available alternatives and has not committed to any specific financing transaction, including the rights offering available under the agreements with Starboard. The Company believes that the financing actions discussed above, or other sources of financing, are probable of satisfying the Company’s estimated liquidity needs within one year after the date that the financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Specifically, current deferred rent, accrued litigation settlements and current capital lease obligations have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets. Non-current capital lease obligations have been aggregated within other non-current liabilities on the Condensed Consolidated Balance Sheets. Capitalized internal-use software costs have been reclassified from purchase of property and equipment in the Condensed Consolidated Statement of Cash Flows.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 28, 2019 with the SEC. The condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019 or thereafter. All references to March 31, 2019 and 2018 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, the fair value determination of financing-related liabilities and derivatives, the allowance for doubtful accounts, and valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Other Income, Net
The following is a summary of other income, net:

	Three Months Ended March 31,
(In thousands)	2019	2018
Change in fair value of financing derivatives	$4,100	$(2,180)
Change in fair value of investment in equity securities	(1,712)	(449)
Transition services agreement income	534	2,665
Other	47	41
Total other income, net	$2,969	$77

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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options, stock appreciation rights, restricted stock units and senior secured convertible notes	8,100,585	8,164,341
Leases
The Company applies the provisions of Accounting Standards Codification ("ASC") 842, Leases. The Company's lease portfolio is comprised of three major classes. Real estate leases, which are the majority of the Company's leased assets, are accounted for as operating leases. Computer equipment and automobile leases, which comprise the remaining two lease classes in the Company's portfolio, are generally accounted for as finance leases.
The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives.
For any leases in which an asset is not specifically identified, the Company performs a discrete analysis to identify whether there is an implicitly identified asset based on the contractual or other known requirements, such as the presence of substantive substitution rights on the part of the supplier or the right of the Company to sublease the asset. As part of this analysis, the Company also determines whether there are any restrictions on the use of the asset placed on the Company that are not considered protective rights on the part of the supplier and thus would allow the Company to assume which specific assets have been identified.
The Company identifies separate lease and non-lease components within the contract. Non-lease components primarily include payments for common-area maintenance and management charges. The Company has elected to combine lease and non-lease payments and account for them together as a single lease component, which increases the amount of the Company's ROU assets and lease liabilities.
The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate, because the interest rate implicit in the Company's leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The Company's current discount rates range from 12% to 15% depending on the term of the arrangement.
The Company's lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to the Company's operations to determine the lease term. The Company generally uses the base, non-cancelable, lease term when determining the ROU assets and lease liabilities.
Payments under the Company's lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the measurement of ROU assets and lease liabilities. These amounts include payments affected by changes in the Consumer Price Index and payments for common-area maintenance, real estate taxes and utilities, which are based on usage or performance.
Operating leases are included in operating ROU assets, current operating lease liability, and non-current operating lease liability in the Condensed Consolidated Balance Sheets. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease. Finance lease activity is included in property and equipment, net; current finance lease liabilities are aggregated into other current liabilities; and non-current finance lease obligations are aggregated in other non-current liabilities in the Company's Condensed Consolidated Balance Sheets. Finance ROU assets are amortized on a straight-line basis over their estimated useful lives.

Income from subleased properties is recognized on a straight-line basis and presented as a reduction of general and administrative expense in the Company's Condensed Consolidated Statement of Operations. In addition to sublease rent, variable non-lease costs such as common-area maintenance and utilities are charged to subtenants over the duration of the lease for their proportionate share of these costs. These variable non-lease income receipts are recognized in operating expenses as a reduction to costs incurred by the Company in relation to the head lease.
Change in Accounting Policy
The Company adopted ASC 842, with a date of initial application of January 1, 2019, using the modified retrospective transition method with optional transition relief, under which the Company did not restate prior comparative periods and instead recorded an adjustment to stockholders' equity as of the date of initial implementation for the cumulative impact of adoption.
As part of the transition, the Company implemented new internal controls and key system functionality to enable the preparation of financial information on adoption, and elected the following practical expedients:

•	Not to reassess whether any expired or existing contracts are or contain leases.

•	Not to reassess the lease classification for any expired or existing leases.

•	Not to reassess initial direct costs for any existing leases.

•	The hindsight practical expedient in determining the lease term.

•	The practical expedient whereby the lease and non-lease components will not be separated for all classes of assets.

•	Not to record ROU assets and corresponding lease liabilities with a lease term of 12 months or less.
The Company has elected to net its sublease exit liabilities recognized under ASC 420, Exit or Disposal Cost Obligations as an adjustment to the opening ROU asset for the corresponding head lease established upon the adoption of ASC 842. Sublease exit liabilities had a carrying value of $2.5 million as of December 31, 2018.
Upon adoption, ASC 842 had an impact in the Company's Condensed Consolidated Balance Sheets, but did not have an impact in its Condensed Consolidated Statement of Operations. The adoption of ASC 842 impacted the Company's previously reported results as follows:

(In thousands)	As previously reported as of December 31, 2018	New lease standard adjustments	As adjusted as of January 1, 2019
Operating right-of-use assets	$—	$42,472	$42,472
Property and equipment, net	27,339	(203)	27,136
Current capital lease obligations	2,421	(161)	2,260
Current restructuring accrual	5,479	(708)	4,771
Current deferred rent	1,884	(1,884)	—
Current operating lease liabilities	—	7,846	7,846
Non-current restructuring accrual	1,810	(1,810)	—
Non-current deferred rent	10,304	(10,304)	—
Non-current capital lease obligations	1,182	3	1,185
Non-current operating lease liabilities	—	49,333	49,333
Stockholders' equity	551,567	(46)	551,521
Accounting Standards Recently Adopted
In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity; Derivatives and Hedging. This update was issued to address complexities in accounting for certain equity-linked financial instruments containing down round features. The amendments in ASU 2017-11 change the classification analysis of these financial instruments (or embedded features) so that equity classification is no longer precluded. The amendments in ASU 2017-11 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of the standard did not have an impact on the Condensed Consolidated Financial Statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to allow companies to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.

Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The amendments in ASU 2018-02 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted. Upon adoption of the standard, the Company did not elect to reclassify stranded tax effects to retained earnings. The adoption of the standard did not have an impact on the Condensed Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update was issued to allow companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees, with the main differences being the accounting for attribution and a contractual term election for valuing non-employee equity share options. The amendments in ASU 2018-07 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Per ASU 2018-07, this update should be applied on a modified retrospective basis via a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted only if the Company has adopted ASC 606, Revenue from Contracts with Customers. The adoption of the standard did not have an impact on the Condensed Consolidated Financial Statements.
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

3.	Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Three Months Ended March 31,
(In thousands)	2019	2018 (1)
By Solution group:
Ratings and Planning	$70,577	$69,569
Analytics and Optimization	21,458	25,731
Movies Reporting and Analytics	10,259	10,619
Total	$102,294	$105,919
By Geographical markets:
United States	$87,976	$91,477
Europe	8,412	9,135
Latin America	2,402	2,611
Canada	1,840	1,920
Other	1,664	776
Total	$102,294	$105,919
Timing of revenue recognition:
Products and services transferred at a point in time	$25,833	$29,295
Products and services transferred over time	76,461	76,624
Total	$102,294	$105,919
(1) During the third quarter of 2018, the Company determined that results should be reviewed around three solution groups that address customer needs instead of the four previous product offerings. Revenue for the first quarter of 2018 has been recast to conform to the current presentation by solution group. For a detailed discussion of our change to these solution groups during 2018, refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the period ended September 30, 2018.
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable, net	$63,057	$75,609
Current and non-current contract assets	2,344	2,438
Current and non-current contract costs	942	1,402
Current contract liability	62,640	64,189
Current customer advances	6,155	6,688
Non-current contract liability	374	508
Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liability (Current)
	Three Months Ended March 31,
(In thousands)	2019	2018
Revenue recognized that was included in the contract liability balance at the beginning of period	$(39,481)	$(52,572)
Cash received or amounts billed in advance and not recognized as revenue	39,200	50,705
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2019, approximately $265 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 50% of these remaining performance obligations over the remainder of 2019, approximately 35% in 2020, and the remainder thereafter.
Costs to Obtain or Fulfill a Contract
As of March 31, 2019 and December 31, 2018, the Company had $0.9 million and $1.4 million, respectively, in capitalized contract costs. For the three months ended March 31, 2019, amortized and expensed contract costs were $0.6 million. No contract costs were amortized or expensed during the three months ended March 31, 2018.

4.	Long-term Debt
Issuance and Sale of Initial Notes
On January 16, 2018, the Company entered into certain agreements with Starboard, pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (the "Initial Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. Based upon the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share, the difference of $1.4 million was recorded as an issuance discount to the Initial Notes. The Company also granted to Starboard an option (the "Notes Option") to acquire up to an additional $50.0 million in senior secured convertible notes (the "Option Notes" and together with the Initial Notes, the "Notes") and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock.
The conversion price for the Notes (the "Conversion Price") is equal to a 30% premium to the volume weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days commencing on January 16, 2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29.
The Notes mature on January 16, 2022. Based upon the determination of the Conversion Price, interest on the Notes accrued at 6.0% per year through January 30, 2019, when the interest rate reset to 12.0% per year through January 30, 2020. On each of January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. The interest rate reset feature of the Initial Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilizes a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature.
Interest on the Notes is payable on a quarterly basis in arrears from April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the volume-weighted average trading prices of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. Prior to April 1, 2019, the Company paid its quarterly accrued interest liability on the Notes in cash. On April 1, 2019, the Company paid its quarterly accrued interest liability on the Notes through the issuance of 243,261 PIK Interest Shares. The accrued interest liability of $5.1 million was classified within other non-current liabilities in the Company's Condensed Consolidated Financial Statements as of March 31, 2019.
The Initial Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Initial Notes for cash at a price determined in accordance with the terms of the Initial Notes. Management evaluated this change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Initial Notes. The change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilizes a probability-adjusted binomial lattice model to determine the fair value of the change of control derivative.
The Notes also contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20.0 million, scheduled to increase to $40.0 million on the earlier of August 9, 2019 or the date the Company files its Form 10-Q for the quarterly period ending June 30, 2019) and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its Notes covenants as of March 31, 2019.
In connection with the issuance of the Initial Notes, the Company also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and were exercised by Starboard on April 3, 2019 for 323,448 shares of Common Stock.

The cash proceeds and Common Stock received by the Company in exchange for the Initial Notes were net of a $20.1 million issuance discount and $4.6 million in third party debt issuance costs.
On August 8, 2018, the Company entered into an amendment to the outstanding Notes to reduce the requirement to maintain certain minimum cash balances. In connection with and as consideration for this modification, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, $1.5 million of which was classified as additional Initial Notes. The terms of the additional notes are identical to the terms of the Initial Notes, except with regard to the date from which interest began to accrue, which was August 8, 2018. The amendment was treated as a modification to the debt agreements and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Initial Notes on the modification date and are amortized to interest expense over the remaining term of the modified debt.
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
Issuance and Sale of Option Notes
On May 17, 2018, the Notes Option was exercised by Starboard, pursuant to which the Company issued and sold to Starboard $50.0 million of Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million. Based upon the fair value of the Common Stock on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share, the difference of $4.6 million was recorded as an issuance discount to the Option Notes. The Option Notes have the same terms, including maturity, interest rate, convertibility, and security, as the Initial Notes, except with regard to the date from which interest began to accrue, which was May 17, 2018.
The interest rate reset feature of the Option Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilizes a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature.
The Option Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Option Notes for cash at a price determined in accordance with the terms of the Option Notes. Management evaluated this change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Option Notes. The change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilizes a probability-adjusted binomial lattice model to determine the fair value of the change of control derivative.
The cash proceeds and Common Stock received by the Company in exchange for the Option Notes were net of a $3.1 million issuance discount and $0.2 million in third-party debt issuance costs.
As noted above, on August 8, 2018, the Company and Starboard entered into an amendment to the outstanding Notes to reduce the requirement to maintain certain minimum cash balances. In connection with the modification, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, $0.5 million of which was classified as additional Option Notes. The terms of the additional notes are identical to the terms of the Option Notes, except with regard to the date from which interest began to accrue, which was August 8, 2018. The amendment was treated as a modification to the debt agreements and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Option Notes on the modification date and are amortized to interest expense over the remaining term of the modified debt.
The Company's long-term debt as of March 31, 2019 and December 31, 2018 was as follows:

			As of
			March 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.6%	$153,500	$(18,297)	$(3,471)	$131,732
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(3,106)	(213)	47,181
Total			$204,000	$(21,403)	$(3,684)	$178,913

			As of
			December 31, 2018
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	6.0%	12.0%	$153,500	$(19,627)	$(3,724)	$130,149
Option Notes, due January 16, 2022	6.0%	8.5%	50,500	(3,096)	(211)	47,193
Total			$204,000	$(22,723)	$(3,935)	$177,342
Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes are variable. Accordingly, the accretion schedule of debt discount and the amortization schedule of debt issuance costs are updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $0.3 million and $0.2 million in debt issuance costs related to the Notes during the three months ended March 31, 2019 and 2018, respectively. The Company accreted $1.3 million and $0.8 million in issuance discount related to the Notes during the three months ended March 31, 2019 and 2018, respectively.
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's Notes, was $207.2 million as of March 31, 2019.
Potential Rights Offering
Under the January 16, 2018 agreements with Starboard, the Company has the right to conduct a rights offering (the "Rights Offering") for up to $150.0 million in senior secured convertible notes ("Rights Offering Notes"). Subject to the terms of the Rights Offering, if undertaken, the Company would distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders who elect to participate in the Rights Offering could elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be 4 years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of Option Notes purchased ($50.0 million). The Company is not obligated to undertake the Rights Offering, and there is no assurance that the Rights Offering will be commenced or completed.
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
Registration of Underlying Shares
The Company filed a registration statement on Form S-1 with the SEC allowing for the resale of the shares of Common Stock underlying the Notes, potential PIK Interest Shares, and warrants. In conjunction with this registration, WPP plc (together with its affiliates, "WPP") exercised its right to have its shares of Common Stock included in the registration statement. The registration statement on Form S-1 was declared effective as of October 16, 2018.
Letters of Credit
On June 1, 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of March 31, 2019, $3.5 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.

5.	Fair Value Measurements
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

	As of				As of
	March 31, 2019				December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$8,804	$—	$—	$8,804	$6,037	$—	$—	$6,037
Investment in equity securities (2)	3,683	—	—	3,683	6,100	—	—	6,100
Total	$12,487	$—	$—	$12,487	$12,137	$—	$—	$12,137
Liabilities:
Financing derivatives: no hedging designation
Interest rate reset (3)	$—	$—	$18,500	$18,500	$—	$—	$23,300	$23,300
Change of control redemption (4)	—	—	3,500	3,500	—	—	2,800	2,800
Total	$—	$—	$22,000	$22,000	$—	$—	$26,100	$26,100
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's investment in common stock of an entity, which is included in other non-current assets, is valued using a market approach based on the quoted market price of the security. The Company sold a portion of its investment in an equity security during the three months ended March 31, 2019.
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
The Company did not have any transfers between fair value levels during the periods presented. There were no changes to the Company's valuation methodologies during the three months ended March 31, 2019 or 2018, respectively.
The following table presents the changes in the Company's Level 3 fair valued instruments for the three months ended March 31, 2019 and March 31, 2018, respectively:

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2018	$26,100
Total (gains) losses included in other income, net (1)	(4,100)
Balance as of March 31, 2019	$22,000
(1) Represents $4.8 million gain due to change in fair value of interest rate reset derivative liability, offset by $0.7 million loss due to change in fair value of change of control redemption derivative liability. All gains and losses were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2017	$—
Issuances	12,940
Total (gains) losses included in other income, net (1)	2,180
Balance as of March 31, 2018	$15,120

(1) Represents $0.1 million loss due to change in fair value of interest rate reset derivative liability, $2.0 million loss due to change in fair value of Notes Option liability, and $0.1 million loss due to change in fair value of change of control redemption derivative liability. All gains and losses were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table displays valuation techniques and the significant unobservable inputs for the Company's Level 3 liabilities measured at fair value on a recurring basis:

	Fair value measurements
	Significant valuation technique	Significant unobservable inputs	March 31, 2019	December 31, 2018
Interest rate reset derivative liability	Discounted cash flow	Discount rate	24.0%	25.0%
		Stock price	$20.25	$14.43
		Risk-free rate	2.2%	2.5%
		Volatility	37.1%	43.9%
		Term	2.79 years	3.04 years

Change of control redemption derivative liability	Option pricing model	Probability	0-10%	0-10%
		Risk-free rate	2.2%	2.5%
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

6.	Accrued Expenses

	As of	As of
(In thousands)	March 31, 2019	December 31, 2018
Payroll and payroll-related	$11,353	$18,972
Accrued data costs	13,994	14,617
Professional fees	6,405	8,477
Restructuring accrual	2,571	5,479
Accrued interest on senior secured convertible notes	—	3,046
Other	7,803	7,549
	$42,126	$58,140

7.	Related Party Transactions
Transactions with WPP
As of March 31, 2019, WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 18.9% ownership in the Company. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households. The agreement, which relates to the Company's Total Home Panel product, provides that the Company makes payments to Lightspeed of approximately $5 million per year.

The Company's results from transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenues (1)	$3,845	$2,091

Cost of revenues	2,095	2,490
Selling and marketing	3	43
Research and development	—	30
General and administrative	40	27

Interest income	—	219
(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP. Accordingly, despite cash being received by the Company under these agreements, no revenue was recognized during the three months ended March 31, 2018 other than imputed interest income on the net present value of anticipated future cash payments from WPP.
The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2019	December 31, 2018
Assets
Accounts receivable, net	$3,669	$3,353
Prepaid expenses and other current assets	835	429
Other non-current assets	50	65
Liabilities
Accounts payable	$2,187	$1,833
Accrued expenses	1,325	1,384
Contract liability	2,894	1,945
Other non-current liabilities	219	251
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5% of the Company’s outstanding Common Stock. Refer to Footnote 4, Long-term Debt, for further information regarding these agreements and subsequent amendments. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5% of the Company's outstanding common stock on January 16, 2018. The Company recorded interest expense of $6.7 million and $2.9 million during the three months ended March 31, 2019 and 2018, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss related to transactions with Starboard.
The Company has the following balances related to transactions with Starboard, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2019	December 31, 2018
Accrued expenses	$—	$3,046
Financing derivatives	22,000	26,100
Senior secured convertible notes	178,913	177,342
Other non-current liabilities	5,134	—

8.	Leases
The Company has operating leases for real estate and finance leases for computer equipment and automobiles. These leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. As of March 31, 2019, the weighted average remaining lease term for our finance leases and operating leases was 1.24 years and 6.98 years, respectively. As of March 31, 2019, the weighted average discount rate for our finance leases and operating leases was 15.1% and 13.5%, respectively.
The components of lease cost for the three months ended March 31, 2019 were as follows:

		Three Months Ended
(In thousands)		March 31, 2019
Finance lease cost
Amortization of right-of-use assets(1)		$574
Interest on lease liabilities		73
Total finance lease cost		$647

Operating lease cost(1)
Fixed lease cost		$3,174
Short-term lease cost		179
Variable lease cost		429
Sublease income		(389)
Total operating lease cost		$3,393

(1) The lease costs, net of sublease income, are reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss as follows:
	Three Months Ended March 31, 2019
(In thousands)	Amortization of Right-of-Use Assets	Operating Lease Cost
Cost of revenues	$421	$1,101
Selling and marketing	61	1,164
Research and development	61	749
General and administrative	31	379
	$574	$3,393
Other information related to leases was as follows:

Three Months Ended
(In thousands)	March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$73
Operating cash flows from operating leases	5,159
Financing cash flows from finance leases	694
Right-of-use assets obtained in exchange for lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$336

Maturities of finance and operating lease liabilities as of March 31, 2019 were as follows(1):

(In thousands)	Operating Leases	Finance Leases
Remainder of 2019	$9,972	$1,458
2020	12,806	479
2021	12,288	287
2022	9,127	75
2023	9,726	43
Thereafter	31,478	—
Total lease payments	85,397	2,342
Less: imputed interest	(31,029)	(181)
Total lease liabilities	54,368	2,161
Less: current lease liabilities	(6,629)	(1,458)
Total non-current lease liabilities	$47,739	$703
(1)As of March 31, 2019, the Company has a rental commitment of approximately $4.4 million for equipment that has not yet commenced. This finance lease is expected to commence in the second quarter of 2019 with a lease term of 36 months.
The Company currently subleases four real estate properties. These subleases have remaining lease terms of 2 years to 9 years. None of the subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from subleases as of March 31, 2019 were as follows:

(In thousands)	Sublease Receipts
Remainder of 2019	$1,186
2020	1,693
2021	1,597
2022	1,551
2023	1,145
Thereafter	2,905
Total sublease receipts	$10,077
Disclosures Related to Periods Prior to Adoption of ASC 842
Capital Leases
Future minimum payments under capital leases with initial terms of one year or more were as follows:

As of
(In thousands)	December 31, 2018
2019	$2,582
2020	744
2021	417
2022	76
2023	44
Total minimum lease payments	3,863
Less amount representing interest	260
Present value of net minimum lease payments	3,603
Less current portion	2,421
Capital lease obligations, long-term	$1,182

Operating Leases
Future minimum lease commitments and sublease receipts under non-cancelable lease agreements with initial terms of one year or more in effect as of December 31, 2018 were as follows:

(In thousands)	Operating Lease Commitment	Sublease Receipts
2019	$14,780	$1,385
2020	13,027	1,693
2021	12,259	1,597
2022	9,322	1,551
2023	9,722	1,145
Thereafter	31,475	2,905
Total minimum lease payments	$90,585	$10,276

9.	Contingencies
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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., (“Full Circle”), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children’s Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by Disney. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints adding the Company and Full Circle as defendants in a purported class action against Disney, Twitter and other defendants, alleging violations of California’s constitutional right to privacy and intrusion upon seclusion law, New York’s deceptive trade practices statute, and Massachusetts’ deceptive trade practices and right to privacy statutes. The complaints allege damages in excess of $5 million, with any award to be apportioned among the defendants. The Company and Full Circle deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of March 31, 2019.
Securities Class Action Litigation
On April 10, 2019, Sergii Bratusov, a purported shareholder of the Company, filed a putative class action complaint against the Company on behalf of all persons and entities that acquired securities of the Company between November 9, 2018 and March 29, 2019. The case, captioned Bratusov v. comScore, Inc., et al., Case No. 19 Civ. 03210, was filed in the U.S. District Court for the Southern District of New York and also names the Company's Chief Financial Officer, Gregory Fink, and the Company's former Chief Executive Officer, Bryan Wiener, as defendants. The complaint alleges that the Company, Mr. Wiener, and Mr. Fink violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose in public statements between November 2018 and March 2019 material information concerning unspecified difficulties implementing the Company's business strategy and the impact of these alleged difficulties on the Company's financial results. The complaint also alleges that Mr. Wiener and Mr. Fink, acting as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the Company's alleged failure to disclose material information. The complaint seeks a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action. The defendants deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of March 31, 2019.

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
Export Controls Review
In March 2018, the Company became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertained to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. On May 31, 2018, the Company filed a final voluntary disclosure with OFAC and BIS. On September 10, 2018, the Company was notified that BIS did not find a violation of export regulations and closed the matter. If OFAC moves forward with this matter, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of March 31, 2019.
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
In 2017, the Company implemented a reduction in force plan that resulted in the termination of approximately 10% of its workforce. That plan was complete as of December 31, 2018.
In June and December 2018, the Company's Board of Directors authorized management to implement additional reductions in its workforce (less than 10%) and rationalize its portfolio of leased properties due to the reductions in headcount ("2018 Restructuring Plans"). In connection with the 2018 Restructuring Plans, the Company expects to incur total exit-related costs of up to $13.0 million, including $10.3 million that was recorded in 2018. The remaining expense is expected to be recognized through the second quarter of 2019 primarily as stock-based compensation.
During the three months ended March 31, 2019 and 2018, the Company recognized $0.1 million in restructuring income and $1.3 million in restructuring expense, respectively.
The table below summarizes the balance of accrued restructuring expenses as of March 31, 2019, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the three months ended March 31, 2019 for the 2018 Restructuring Plans:

2018 Restructuring Plans

(In thousands)	Severance pay and benefits	Short-term lease exit and other direct costs	Long-term lease exit and other direct costs	Total
Accrued Balance as of December 31, 2018	$4,493	$708	$1,810	$7,011
Adoption of ASC 842 (1)	—	(708)	(1,810)	(2,518)
Restructuring income (2)	(70)	—	—	(70)
Payments	(1,852)	—	—	(1,852)
Accrued Balance as of March 31, 2019	$2,571	$—	$—	$2,571
(1) The Company adopted ASC 842, Leases, as of January 1, 2019. For additional details regarding the adoption, please refer to Footnote 2, Summary of Significant Accounting Policies.
(2) The Company recognized restructuring income due to adjustments to the year-end restructuring accrual.

11.	Subsequent Events
On May 7, 2019, the Company began implementing a reduction in force plan that, together with recent attrition, is expected to result in the termination of approximately 10% of the Company’s workforce. The reduction in force is being implemented in order to enable the Company to decrease its costs and more effectively align resources to business priorities. Most of the employees impacted by the reduction in force will exit the Company in the second quarter of 2019, with the remainder expected to exit in the third quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 10-K, Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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
The platforms we measure include televisions, smartphones, computers, tablets, over-the-top ("OTT") devices and movie theaters, and the information we analyze crosses geographies, types of content and activities, including websites, mobile apps, video games, television and movie programming, e-commerce and advertising.
Management Changes
On March 31, 2019, Bryan Wiener resigned as our Chief Executive Officer and director and Sarah Hofstetter resigned as our President, effective immediately. On the same day, we appointed Dale Fuller as our Interim Chief Executive Officer.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2019		2018
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$102,294	100.0%	$105,919	100.0%
Cost of revenues	53,407	52.2%	47,254	44.6%
Selling and marketing	24,840	24.3%	25,905	24.5%
Research and development	18,216	17.8%	18,716	17.7%
General and administrative	19,545	19.1%	18,661	17.6%
Investigation and audit related	842	0.8%	31,867	30.1%
Amortization of intangible assets	8,105	7.9%	8,544	8.1%
Restructuring (income) expense	(70)	(0.1)%	1,257	1.2%
Total expenses from operations	124,885	122.1%	152,204	143.7%
Loss from operations	(22,591)	(22.1)%	(46,285)	(43.7)%
Interest expense, net	(6,759)	(6.6)%	(2,905)	(2.7)%
Other income, net	2,969	2.9%	77	0.1%
Gain (loss) from foreign currency transactions	38	—%	(922)	(0.9)%
Loss before income tax provision	(26,343)	(25.8)%	(50,035)	(47.2)%
Income tax provision	(1,171)	(1.1)%	(1,415)	(1.3)%
Net loss	$(27,514)	(26.9)%	$(51,450)	(48.6)%
Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenue around three solution groups:

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

We categorize our revenue along these three offerings; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include, but are not limited to, employee costs, operational overhead, data centers and our technology that supports multiple solution groups. (For a discussion of our change to these solution groups during 2018, refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Quarterly Report on Form 10-Q for the period ended September 30, 2018.)
Revenues from these three solution groups are as follows:

	Three Months Ended March 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Variance	% Variance
Ratings and Planning	$70,577	69.0%	$69,569	65.7%	$1,008	1.4%
Analytics and Optimization	21,458	21.0%	25,731	24.3%	(4,273)	(16.6)%
Movies Reporting and Analytics	10,259	10.0%	10,619	10.0%	(360)	(3.4)%
Total revenues	$102,294	100.0%	$105,919	100.0%	$(3,625)	(3.4)%

Revenues decreased by $3.6 million, or 3.4%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Ratings and Planning revenue is comprised of revenue from our digital, TV and cross-platform products. Ratings and Planning revenue increased $1.0 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily driven by our TV products due to increases in contract values from existing customers and expanded market reach, as well as the establishment of stand-alone selling price over certain distinct performance obligations in arrangements that include the purchase and sale of services. Revenue from our syndicated digital products was lower compared to the first quarter of 2018, as these products continued to be negatively impacted by ongoing industry changes in ad buying and consolidation. Syndicated digital products represented 51% and 61% of our Ratings and Planning revenue in the first quarter of 2019 and 2018, respectively.
Analytics and Optimization revenue decreased by $4.3 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease primarily related to lower digital custom marketing solution deliveries in the first quarter of 2019 as compared to the first quarter of 2018. This was the result of timing of delivery of certain custom projects that we expect to deliver in future quarters during 2019 as well as the first quarter of 2018 reflecting increased deliveries from 2017 projects. These decreases were partially offset by increased Activation revenue, which continues to experience year-over-year growth.
Movies Reporting and Analytics revenue decreased by $0.4 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease related to lower project-based revenue in the first quarter of 2019 from timing of delivery and reductions from a few small customers that exited the business in 2018. These decreases were partially offset by increases in our syndicated service. Additionally, several Movies Reporting and Analytics contracts span multiple years with annual price increases that are recognized ratably over the contract term, resulting in flat revenue period-over-period until such contracts are renewed.

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, amortization of capitalized fulfillment costs and the recruitment, maintenance and support of our consumer panels. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse our panel and census-based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems, allocated overhead, which is comprised of lease expense and other facilities related costs, and depreciation expense generated by general purpose equipment and software.

	Three Months Ended March 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Data costs	$16,061	15.7%	$12,316	11.6%	$3,745	30.4%
Employee costs	14,965	14.6%	13,860	13.1%	1,105	8.0%
Panel costs	5,438	5.3%	5,619	5.3%	(181)	(3.2)%
Systems and bandwidth costs	5,281	5.2%	5,925	5.6%	(644)	(10.9)%
Lease expense and depreciation(1)	3,411	3.3%	3,302	3.1%	109	3.3%
Sample and survey costs	2,449	2.4%	1,716	1.6%	733	42.7%
Professional fees	2,332	2.3%	1,574	1.5%	758	48.2%
Technology	1,472	1.4%	1,534	1.4%	(62)	(4.0)%
Royalties and resellers	906	0.9%	449	0.4%	457	101.8%
Other	1,092	1.1%	959	0.9%	133	13.9%
Total cost of revenues	$53,407	52.2%	$47,254	44.6%	$6,153	13.0%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended March 31, 2018 is not comparable to the three months ended March 31, 2019 due to our adoption of ASC 842.
Cost of revenues increased $6.2 million, or 13.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was largely attributable to increases in data costs, followed by employee costs, sample and survey costs, and professional fees, offset by a decrease in systems and bandwidth costs.

Data costs increased $3.7 million due to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services, as well as increases in our long-term contracts with multichannel video programming distributors ("MVPD"). Employee costs increased $1.1 million primarily due to an increase in salary and benefits expense resulting from the wind-down of our Digital Analytix ("DAx") transition services agreement and stock compensation expense. Professional fees increased $0.8 million due to an increase in data governance consulting services to improve operational processes. Sample and survey costs increased $0.7 million as a result of acquiring information for new revenue contracts. Offsetting these increases was a decrease in systems and bandwidth costs of $0.6 million due to our ongoing technology transformation to reduce complexity, increase capacity, and transition to a cloud-based environment from data centers.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs, including salaries, benefits, commissions, stock-based compensation and other related costs paid to our direct sales force, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software. All selling and marketing costs are expensed as they are incurred. Commission plans are developed for our account managers with criteria and size of sales quotas that vary depending upon the individual’s role.

	Three Months Ended March 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$20,363	19.9%	$20,238	19.1%	$125	0.6%
Lease expense and depreciation(1)	1,606	1.6%	2,148	2.0%	(542)	(25.2)%
Travel	824	0.8%	1,006	0.9%	(182)	(18.1)%
Professional fees	706	0.7%	1,165	1.1%	(459)	(39.4)%
Other	1,341	1.3%	1,348	1.3%	(7)	(0.5)%
Total selling and marketing expenses	$24,840	24.3%	$25,905	24.5%	$(1,065)	(4.1)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended March 31, 2018 is not comparable to the three months ended March 31, 2019 due to our adoption of ASC 842.
Selling and marketing expenses decreased by $1.1 million, or 4.1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily the result of a decrease in lease expense and depreciation and professional fees. Lease expense and depreciation decreased $0.5 million due to lower fixed assets and reduced lease expense as we terminated various leases or executed certain subleases. Professional fees decreased $0.5 million due to the reduced usage of outside consultants.
Research and Development
Research and development expenses include new product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products and third-party data costs and allocated overhead, which is comprised of lease expense and other facilities related costs, and depreciation expense related to general purpose equipment and software.

	Three Months Ended March 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$13,770	13.5%	$14,666	13.8%	$(896)	(6.1)%
Lease expense and depreciation(1)	1,568	1.5%	1,827	1.7%	(259)	(14.2)%
Professional fees	1,369	1.3%	522	0.5%	847	162.3%
Technology	1,079	1.1%	1,312	1.2%	(233)	(17.8)%
Other	430	0.4%	389	0.4%	41	10.5%
Total research and development expenses	$18,216	17.8%	$18,716	17.7%	$(500)	(2.7)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended March 31, 2018 is not comparable to the three months ended March 31, 2019 due to our adoption of ASC 842.
Research and development expenses decreased by $0.5 million, or 2.7%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in expenses related to employee costs, lease expense and depreciation, and technology offset by an increase in professional fees. Employee costs decreased $0.9 million primarily due to a decrease in salary and benefits expense resulting from a decline in headcount. Lease expense and depreciation expense decreased $0.3 million primarily due to lower fixed assets and reduced lease expense as we terminated various leases or executed certain subleases. Technology costs decreased $0.2 million primarily due to lower software licenses expense. The decrease in expense was offset by an increase in professional fees of $0.8 million due to an increase in data governance consulting services.
General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of lease expense and other facilities related costs, and depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.

	Three Months Ended March 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$11,261	11.0%	$6,641	6.3%	$4,620	69.6%
Professional fees	4,789	4.7%	5,743	5.4%	(954)	(16.6)%
Transition services agreement	667	0.7%	2,665	2.5%	(1,998)	(75.0)%
Lease expense and depreciation(1)	660	0.6%	1,089	1.0%	(429)	(39.4)%
Other	2,168	2.1%	2,523	2.4%	(355)	(14.1)%
Total general and administrative expenses	$19,545	19.1%	$18,661	17.6%	$884	4.7%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended March 31, 2018 is not comparable to the three months ended March 31, 2019 due to our adoption of ASC 842.
General and administrative expenses increased by $0.9 million, or 4.7%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase in employee costs, offset by a decrease in transition services agreement costs and professional fees. Employee costs increased $4.6 million due to $3.3 million in cash and stock compensation resulting from separation agreements for executives who exited in March 2019, as well as increased stock-based compensation expense related to awards granted under our 2018 Equity and Incentive Compensation Plan, which was approved by our stockholders in May 2018. The increase in expense was offset by a decrease of $2.0 million as a result of the completion of the three-year DAx transition services agreement in January 2019. Professional fees decreased by $1.0 million primarily as a result of lower audit and compliance costs offset by legal and consulting fees related to the departure of certain executives.
Investigation and Audit Related
Investigation and audit related expenses were $0.8 million and $31.9 million for three months ended March 31, 2019 and 2018, respectively. The decrease in investigation and audit related expenses in the first quarter of 2019 compared with the first quarter of 2018 is due to the conclusion of the Audit Committee investigation and multi-year audit in 2018. We will continue to incur legal fees related to this matter until the conclusion of the SEC investigation.
Organizational Restructuring
In 2017, we implemented a reduction in force plan that resulted in the termination of approximately 10% of our workforce. That plan was complete as of December 31, 2018.
During 2018, our Board of Directors authorized management to implement further reductions in headcount (less than 10%) and rationalize our portfolio of leased properties, which resulted in the termination of one operating lease, the extension of the lease related to our headquarters, and the sublease of office space in various locations.
We recognized income of $0.1 million for the three months ended March 31, 2019, related to adjustments to our year-end restructuring accrual, compared with $1.3 million in expense during the three months ended March 31, 2018.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income consists of interest earned from our cash and cash equivalent balances and imputed interest on our minimum commitment agreements with WPP and its affiliates. Interest expense relates to interest on the Notes, our finance leases pursuant to several computer equipment loans and security agreements on the financing of equipment, software and hardware purchases.

During the three months ended March 31, 2019 and 2018, we incurred interest expense, net of $6.8 million and $2.9 million, respectively. The increase in interest expense, net was primarily driven by the increase in the interest rate on our senior secured convertible notes ("Notes") from 6.0% to 12.0% in January 2019. For more information regarding the change in interest rate, refer to Footnote 4, Long-term Debt.
Other Income, Net
Other income, net represents income and expenses incurred that are generally non-recurring in nature or are not part of our regular operations.
Transition services agreement income represents Adobe Inc.'s reimbursement of costs incurred under the DAx transition services agreement and is offset as expense in general and administrative expenses. Reimbursement under the transition services agreement ended in the first quarter of 2019.
The following is a summary of other income, net:

	Three Months Ended March 31,
(In thousands)	2019	2018
Change in fair value of financing derivatives	$4,100	$(2,180)
Change in fair value of investment in equity securities	(1,712)	(449)
Transition services agreement income	534	2,665
Other	47	41
Total other income, net	$2,969	$77
The increase in other income, net was driven primarily by the change in fair value of our financing derivatives, which is comprised of a $4.8 million gain related to the interest rate reset derivative liability (driven by the passage of time and the interest rate reset in the first quarter of 2019), partially offset by a $0.7 million loss related to the change of control derivative liability (driven by the increase in stock price during the three months ended March 31, 2019, offset by the passage of time). This increase was offset by a decrease in transition services agreement income resulting from reduced activity with related contracts as well as a further decline in the fair value of our investment in equity securities, due to a decline in the investment's stock price.
Provision for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended March 31, 2019 and 2018, we recorded an income tax provision of $1.2 million and $1.4 million, respectively, resulting in an effective tax rate of 4.4% and 2.8%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the valuation allowance against our domestic deferred tax assets.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we are disclosing herein Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and non-GAAP net loss, each of which are non-GAAP financial measures used by our management to understand and evaluate our core operating performance and trends. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, as they permit our investors to view our core business performance using the same metrics that management uses to evaluate our performance.
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring (income) expense; and non-cash changes in the fair value of financing derivatives and investments in equity securities.
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

settlement of certain litigation; restructuring (income) expense; and non-cash changes in the fair value of financing derivatives and investments in equity securities. We changed our definition of non-GAAP net loss in 2018 to adjust for amortization of intangible assets, a change that is intended to better reflect our core operating performance.
Our use of these non-GAAP financial measures has limitations as an analytical tool, and investors should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. The limitations of such non-GAAP measures include the following:

•
Adjusted EBITDA does not reflect tax or interest payments that represent a reduction in cash available to us (or, in the case of interest paid in Common Stock, that represent additional dilution to our existing stockholders);

•
Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future. Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•
Adjusted EBITDA and non-GAAP net loss do not reflect cash payments relating to litigation and the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, restructuring (income) expense, audits and other professional, consulting or other fees incurred in connection with our prior-year audits and certain legal proceedings, all of which represent a reduction in cash available to us;

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
Because of these and other limitations, you should consider Adjusted EBITDA and non-GAAP net loss alongside GAAP-based financial performance measures, including GAAP revenue and various cash flow metrics, net income (loss) and our other GAAP financial results. Management addresses the inherent limitations associated with using non-GAAP financial measures through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and a reconciliation of our Adjusted EBITDA and non-GAAP net loss to the most directly comparable GAAP measure, net income (loss). Consolidated EBITDA, as defined for purposes of the Notes, was the same as Adjusted EBITDA as presented below.
The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net loss (GAAP)	$(27,514)	$(51,450)

Income tax provision	1,171	1,415
Interest expense, net	6,759	2,905
Depreciation	3,106	4,563
Finance lease amortization expense	574	—
Amortization of intangible assets	8,105	8,544
EBITDA	(7,799)	(34,023)

Adjustments:
Stock-based compensation	6,953	1,881
Investigation and audit related	842	31,867
Restructuring (income) expense	(70)	1,257
Other (income) expense, net (1)	(2,388)	2,629
Adjusted EBITDA	$(2,462)	$3,611
(1) Adjustments to other (income) expense, net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net loss (GAAP)	$(27,514)	$(51,450)

Adjustments:
Stock-based compensation	6,953	1,881
Investigation and audit related	842	31,867
Amortization of intangible assets(1)	8,105	8,544
Restructuring (income) expense	(70)	1,257
Other (income) expense, net (2)	(2,388)	2,629
Non-GAAP net loss	$(14,072)	$(5,272)
(1) In the fourth quarter of 2018, amortization of intangible assets was added as an adjustment in our calculation of non-GAAP net loss. Prior year non-GAAP net loss has been recast to include this adjustment, which is intended to better reflect our core operating performance.
(2) Adjustments to other (income) expense, net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Condensed Consolidated Statements of Cash Flow Data
Net cash used in operating activities	$(1,576)	$(44,798)
Net cash used in investing activities	(4,240)	(2,657)
Net cash (used in) provided by financing activities	(1,464)	76,792
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75)	368
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,355)	29,705
Overview
Our principal uses of cash historically consisted of cash paid for payroll and other operating expenses and payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customer base. We have incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation, subsequent audit and compliance efforts relating to the filing of our 2017 Form 10-K.
As of March 31, 2019, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $42.8 million, including $6.1 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our prior years' consolidated financial statements, resulted in a need to secure long-term financing. In 2018, we entered into agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which we issued and sold to Starboard a total of $204.0 million in Notes in exchange for $100.0 million in cash and 4,000,000 shares of our common stock, par value $0.001 per share (the "Common Stock").
Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and legal proceedings and executive separations. Our liquidity could also be negatively affected by the interest rate reset feature of the Notes, which increased the interest rate for the Notes from 6.0% to 12.0%, effective January 30, 2019 through January 30, 2020. For additional information on the interest rate reset feature, refer to Item 3, Quantitative and Qualitative Disclosures About Market Risk. Finally, our liquidity could be significantly affected if we are unable to maintain compliance with the affirmative and negative covenants in our Notes, including the minimum cash balance requirement described below. If we fail to comply with our covenants, we could be required to redeem the Notes at a premium. The source of funds for any such redemption would be our available cash or, possibly, other financing. Based on our current plans, including actions within management's control, we do not anticipate a breach of these covenants that would result in an event of default under the Notes; however, any such breach could have a material impact on our liquidity.

We continue to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing transaction, in order to best position the company for future success. We believe that our sources of funding, after taking into account the restructuring actions described in Footnote 10, Organizational Restructuring and Footnote 11, Subsequent Events, will be sufficient to satisfy our currently anticipated requirements for at least the next 12 months. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing.
Restricted Cash
Restricted cash represents our requirement to collateralize outstanding letters of credit, international payroll processing exposures and lines of credit related to certain of our corporate credit card programs, as well as certain international treasury exposure. As of March 31, 2019 and December 31, 2018, we had $6.1 million of restricted cash.
Letters of Credit
On June 1, 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of March 31, 2019, $3.5 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Issuance and Sale of Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of the Notes as of March 31, 2019 to $204.0 million.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently at $20.0 million, scheduled to increase to $40.0 million on the earlier of August 9, 2019 or the date we file our Form 10-Q for the quarterly period ending June 30, 2019) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the Notes covenants as of March 31, 2019. As discussed above, any breach of these covenants could have a significant negative effect on our liquidity.
For additional information on the Notes, refer to Footnote 4, Long-term Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our Ratings and Planning, Analytics and Optimization, and Movies Reporting and Analytics products and services. Our primary uses of cash from operating activities include personnel costs, data and infrastructure to develop our products and services and support the anticipated growth in our business and customers using our products. We have also incurred significant professional fees relating to the Audit Committee's investigation, subsequent audit and compliance efforts, management changes, and various legal proceedings.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases, amortization of intangible assets, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives and equity securities, accretion of debt discount, and amortization of deferred financing costs.
Net cash used in operating activities for the three months ended March 31, 2019 was $1.6 million compared to net cash used of $44.8 million for the three months ended March 31, 2018. The decrease in cash used in operating activities during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily attributable to a decrease in the quarterly net loss of $23.9 million and a shift in changes in operating assets and liabilities to $6.3 million for the three months ended March 31, 2019 as compared to $(12.8) million for the three months ended March 21, 2018, primarily driven by a decrease in payments of investigation and audit-related expenses, and settlement of compensation and restructuring liabilities.
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

Net cash used in investing activities for the three months ended March 31, 2019 was $4.2 million compared to net cash used in investing activities of $2.7 million for the three months ended March 31, 2018. This increase in cash used in investing activities was mainly attributable to increased costs of $1.2 million to develop internal-use software and a $1.1 million increase in purchases of property and equipment primarily related to leasehold improvements in our headquarters office in Reston. The majority of these leasehold improvement purchases, however, are being reimbursed by our landlord. Cash used in investing activities was offset by $0.7 million in cash received from the sale of a portion of our investment in equity securities.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2019 was $1.5 million compared to net cash provided by financing activities of $76.8 million during the three months ended March 31, 2018. The change was largely due to the cash proceeds of $85.0 million from the January 2018 issuance of Notes, as well as a $3.1 million decrease in proceeds from our subscription receivables (as the associated contracts ended in 2018), offset by $4.3 million in debt issuance costs, a decrease in tax payments related to net share settlement of equity awards, and a decrease in principal payments on capital lease and software license arrangements.
Contractual Payment Obligations
There were no material changes to our fixed and determinable contractual payment obligations during the three months ended March 31, 2019 from those disclosed in our 2018 10-K.
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
2018 Equity and Incentive Compensation Plan
During the three months ended March 31, 2019, we settled our accrued 2018 annual incentive plan liability through the issuance and distribution of shares of Common Stock to our employees in March 2019, pursuant to the terms of our 2018 Equity and Incentive Compensation Plan (the "2018 Plan").
In connection with the resignations of our Chief Executive Officer and our President on March 31, 2019, we accelerated the vesting of 79,752 restricted stock units and canceled 221,117 restricted stock units held by such individuals, which resulted in $1.4 million of net stock-based compensation expense being recognized during the three months ended March 31, 2019.
The maximum number of shares available for issuance under the 2018 Plan as of March 31, 2019 is 5,680,433.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than certain purchase obligations with multichannel video programming distributors.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. There have been no material changes to our critical accounting policies during the three months ended March 31, 2019 from those disclosed in our 2018 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are subject to interest rate risk in connection with the Starboard Notes, and we hold equity securities and derivative financial instruments that are subject to market risk. We also have foreign currency exchange rate risk from our global operations, although we do not believe this risk to be significant. Except as set forth below, there have been no material changes in our exposure to market risk during the three months ended March 31, 2019 as compared to our market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2018 10-K.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of March 31, 2019, the interest rate on the Notes was 12.0% per year. The interest rate resets at each of January 30, 2020 and February 1, 2021 (each an "Interest Reset Date") based on the then-applicable Conversion Premium which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

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
As of March 31, 2019, the VWAP of our Common Stock for the immediately preceding ten consecutive trading days was $21.10, which would equate to a 1.48 Conversion Premium and, accordingly, would not result in a change to the current 12.0% annual interest rate on the outstanding Notes if March 31, 2019 were an Interest Reset Date. As discussed in Footnote 4, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares, and we elected to do so for the interest payment made on April 1, 2019.
Derivative financial instrument, equity price risk, and foreign currency risk
For discussion of market risk associated with our interest rate reset derivative financial instrument, equity price risk, and foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2018 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the existence of an unremediated material weakness in our internal control over financial reporting, which is described in Item 9A, "Controls and Procedures" of our 2018 10-K.
Notwithstanding the identified material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented. Management's belief is based on a number of factors, including the remediation actions described below.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as disclosed under “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Material Weakness in Internal Control Over Financial Reporting
As discussed in Item 9A, "Controls and Procedures" of the 2018 10-K, we identified an unremediated material weakness in the area of revenue accounting as of December 31, 2018. Prior to December 31, 2018, we designed and implemented new controls to compensate for the complexity of our accounting for revenue contracts and our dependence on manual processes. Due to the timing of the design and implementation of these controls during the fourth quarter of 2018, however, there was insufficient time to consistently execute against their design as of December 31, 2018. During the first quarter of 2019, we executed the newly designed controls in all areas of revenue accounting. We will continue to evaluate the results of our control assessments and testing procedures to determine whether the new controls have been designed appropriately and are operating effectively, and whether the material weakness has been remediated. We expect that our remediation efforts will continue through 2019, with the goal to fully remediate the material weakness during 2019.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting in 2019 or future periods.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which we are involved, please refer to Footnote 9, Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed below and in Item 1A "Risk Factors" of our 2018 10-K before you decide whether to invest in our Common Stock. The risks identified below and in our 2018 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2018 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Our restructuring activities and cost reduction initiatives may not deliver the expected results and could disrupt our business operations.
Achieving our long-term profitability goals depends significantly on our ability to control our operating costs. If we are not able to identify and implement initiatives that control or reduce costs and increase operating efficiency, or if the initiatives we have implemented to date do not generate the expected cost savings, our financial results could be adversely affected. Our efforts to reduce cost have included restructuring activities involving workforce reductions, lease and contract terminations, and other cost reduction initiatives. Some of the operational improvements we have made to reduce our cost structure will require careful management to avoid disrupting customer, partner and employee relationships. If we do not successfully manage our restructuring activities, the expected benefits may be delayed or not realized, and our operations and business could be disrupted.
Recent and pending management changes could disrupt our operations and impair our ability to attract and retain key personnel.
We have experienced a number of recent changes to our senior management team, including the departure of our Chief Executive Officer and our President on March 31, 2019. The Chief Executive Officer position at our company is currently held by an Interim Chief Executive Officer while our Board of Directors conducts a search for a permanent Chief Executive Officer. Changes in our senior management and uncertainty regarding pending changes may disrupt our operations, impact customer and partner relationships, and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.
The effectiveness of our equity awards as a means to recruit and retain key personnel may be diminished, and we may need to grant equity awards outside of our existing plan.
Historically, we have relied on equity awards as one means of recruiting and retaining key personnel, including our senior management. If the quantity of equity awards we are able to grant under our 2018 Equity and Incentive Compensation Plan falls below what is available to our key personnel (or candidates) from other potential employers, or if the value of outstanding equity awards held by our key personnel falls below competitive levels, the effectiveness of our equity awards as a means of recruiting and retaining such individuals will diminish. Further, we may need to consider granting equity awards outside of our 2018 Equity and Incentive Compensation Plan, which could result in additional dilution to our existing stockholders.
We are subject to customer and partner security reviews, and failure to pass these reviews could have an adverse impact on our operations.
Many of our customer and partner contracts require that we maintain certain physical and/or information security standards. Any failure to meet such standards could have an adverse impact on our business. In certain cases, we permit a customer or partner to audit our compliance with contractual standards. Negative findings in an audit and/or the failure to adequately remediate in a timely fashion such negative findings could cause customers or partners to terminate their contracts or otherwise have an adverse effect on our reputation, results of operations and financial condition.

Further, customers or partners from time to time may require new or stricter physical or information security than they negotiated in their contracts and may condition continued volumes and business on the satisfaction of such additional requirements. Some of these requirements may be expensive to implement or maintain and may not be factored into our contract pricing. Failure to meet these requirements could have an adverse effect on our business.
We have been named in a purported securities class action and may be named in further litigation or proceedings, which could require significant management time and attention and result in significant legal expenses, which could have an adverse impact on our financial condition.
We, our former Chief Executive Officer and our current Chief Financial Officer have been named as defendants in a putative class action complaint alleging that we failed to disclose material information concerning unspecified difficulties implementing our business strategy and the impact of these alleged difficulties on our financial results. While we believe that we have substantial legal and factual defenses in this matter, we cannot predict the outcome of this litigation or any future proceedings against us.
Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and could involve significant defense and other costs. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we could be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations to directors and officers, which could adversely affect our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2019
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On May 6, 2019, our Compensation Committee approved a special retention bonus for Gregory Fink, our Chief Financial Officer. Under the bonus, Mr. Fink will be eligible to receive $500,000 in cash, contingent on his continued employment through December 15, 2019. If earned, the bonus will be paid in a lump sum (less applicable deductions and withholdings) on the later of March 1, 2020 or the date we file our Annual Report on Form 10-K for the year ending December 31, 2019.

ITEM 6.	EXHIBITS

Exhibit No.		Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Amended and Restated Bylaws of comScore, Inc (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520).

4.1		Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.2
Form of Senior Secured Convertible Note (Initial Notes), as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2018, filed March 1, 2019) (File No. 001-33520)

4.3
Form of Senior Secured Convertible Note (Option Notes), as amended (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2018, filed March 1, 2019) (File No. 001-33520)

10.1*
Letter Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Dale Fuller (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.2*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.3*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Sarah Hofstetter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

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
May 8, 2019