Form 10-Q
period 2019-06-30
COMSCORE, INC.
filed 2019-08-07
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
______________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 2, 2019, there were 64,148,258 shares of the registrant’s Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this 10-Q, and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing or capital expenditures, expectations regarding liquidity and compliance with financing covenants and payment obligations, expectations regarding the introduction of new products, effects of restructuring actions and changes in our management team, regulatory compliance and expected changes in the regulatory landscape affecting our business, internal control improvements, expected impact of litigation and regulatory proceedings, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,963	$44,096
Restricted cash	4,863	6,102
Accounts receivable, net of allowances of $1,598 and $1,597, respectively ($4,017 and $4,024 of accounts receivable attributable to related parties, respectively)	71,231	75,609
Prepaid expenses and other current assets ($971 and $484 attributable to related parties, respectively)	15,579	19,972
Total current assets	140,636	145,779
Property and equipment, net	32,819	27,339
Operating right-of-use assets	39,377	—
Other non-current assets ($35 and $65 attributable to related parties, respectively)	5,984	8,898
Deferred tax assets	2,783	3,991
Intangible assets, net	93,458	126,945
Goodwill	416,775	641,191
Total assets	$731,832	$954,143
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($2,566 and $1,878 attributable to related parties, respectively)	$40,303	$29,836
Accrued expenses ($1,755 and $4,478 attributable to related parties, respectively)	54,803	58,140
Contract liability ($2,100 and $2,521 attributable to related parties, respectively)	58,933	64,189
Customer advances	5,926	6,688
Warrants liability	10,798	—
Current operating lease liabilities	6,548	—
Other current liabilities	10,996	10,083
Total current liabilities	188,307	168,936
Financing derivatives (related parties)	25,000	26,100
Senior secured convertible notes (related parties)	180,909	177,342
Non-current operating lease liabilities	45,928	—
Deferred rent	—	10,304
Deferred tax liabilities	314	5,527
Other non-current liabilities ($6,120 and $251 attributable to related parties)	21,298	14,367
Total liabilities	461,756	402,576
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 70,056,765 shares issued and 63,291,969 shares outstanding as of June 30, 2019, and 66,154,626 shares issued and 59,389,830 shares outstanding as of December 31, 2018	63	59
Additional paid-in capital	1,586,750	1,561,208
Accumulated other comprehensive loss	(10,565)	(10,621)
Accumulated deficit	(1,076,188)	(769,095)
Treasury stock, at cost, 6,764,796 shares as of June 30, 2019 and December 31, 2018	(229,984)	(229,984)
Total stockholders’ equity	270,076	551,567
Total liabilities and stockholders’ equity	$731,832	$954,143
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues (1)	$96,888	$101,389	$199,182	$207,308

Cost of revenues (1) (2) (3)	51,994	51,526	105,401	98,780
Selling and marketing (1) (2) (3)	23,329	29,647	48,169	55,552
Research and development (1) (2) (3)	16,883	20,889	35,099	39,605
General and administrative (1) (2) (3)	16,932	28,699	36,477	47,360
Investigation and audit related	2,354	4,883	3,196	36,750
Amortization of intangible assets	8,076	8,266	16,181	16,810
Impairment of goodwill	224,272	—	224,272	—
Impairment of intangible asset (1)	17,308	—	17,308	—
Settlement of litigation, net	5,000	5,250	5,000	5,250
Restructuring (2)	2,949	3,833	2,879	5,090
Total expenses from operations	369,097	152,993	493,982	305,197
Loss from operations	(272,209)	(51,604)	(294,800)	(97,889)
Interest expense, net (1)	(8,242)	(4,124)	(15,001)	(7,029)
Other (expense) income, net	(3,081)	807	(112)	884
(Loss) gain from foreign currency transactions	(464)	1,045	(426)	123
Loss before income taxes	(283,996)	(53,876)	(310,339)	(103,911)
Income tax benefit (provision)	4,463	(2,101)	3,292	(3,516)
Net loss	$(279,533)	$(55,977)	$(307,047)	$(107,427)
Net loss per common share:
Basic and diluted	$(4.61)	$(1.02)	$(5.09)	$(1.90)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	60,697,608	55,192,741	60,315,528	56,703,795
Comprehensive loss:
Net loss	$(279,533)	$(55,977)	$(307,047)	$(107,427)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	677	(3,975)	56	(2,360)
Total comprehensive loss	$(278,856)	$(59,952)	$(306,991)	$(109,787)

(1) Transactions with related parties are included in the line items above (refer to Footnote 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Stock-based compensation expense is included in the line items above as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$636	$3,774	$1,484	$3,987
Selling and marketing	1,087	5,792	2,403	6,367
Research and development	668	3,972	1,394	4,316
General and administrative	1,913	9,461	5,976	10,210
Restructuring	(266)	—	(266)	—
Total stock-based compensation expense	$4,038	$22,999	$10,991	$24,880

(3) Excludes amortization of intangible assets, which is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(27,514)	—	(27,514)
Foreign currency translation adjustment	—	—	—	(621)	—	—	(621)
Exercise of Common Stock options, net	68,259	—	1,191	—	—	—	1,191
Restricted stock units vested	552,651	1	4,610	—	—	—	4,611
Payments for taxes related to net share settlement of equity awards	(52,853)	—	(1,138)	—	—	—	(1,138)
Stock-based compensation	—	—	5,888	—	—	—	5,888
Balance as of March 31, 2019	59,957,887	$60	$1,571,759	$(11,242)	$(796,655)	$(229,984)	$533,938
Net loss	—	—	—	—	(279,533)	—	(279,533)
Foreign currency translation adjustment	—	—	—	677	—	—	677
Issuance of Common Stock	2,728,513	3	7,575	—	—	—	7,578
Common Stock warrants exercised	323,448	—	—	—	—	—	—
Interest paid in Common Stock	243,261	—	5,134	—	—	—	5,134
Restricted stock units vested	46,078	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(7,218)	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	2,354	—	—	—	2,354
Balance as of June 30, 2019	63,291,969	$63	$1,586,750	$(10,565)	$(1,076,188)	$(229,984)	$270,076

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(51,450)	—	(51,450)
Foreign currency translation adjustment	—	—	—	1,615	—	—	1,615
Subscription receivable	—	—	3,065	—	—	—	3,065
Common Stock warrants issuable	—	—	5,545	—	—	—	5,545
Repurchase of Common Stock in exchange for senior secured convertible notes	(2,600,000)	—	—	—	—	(63,570)	(63,570)
Restricted stock units vested	487,027	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(158,404)	—	(4,099)	—	—	—	(4,099)
Stock-based compensation	—	—	1,881	—	—	—	1,881
Balance as of March 31, 2018	55,017,670	$60	$1,414,109	$(4,609)	$(661,277)	$(199,540)	$548,743
Net loss	—	—	—	—	(55,977)	—	(55,977)
Foreign currency translation adjustment	—	—	—	(3,975)	—	—	(3,975)
Subscription receivable	—	—	1,611	—	—	—	1,611
Exercise of Common Stock options, net	21,809	—	164	—	—	—	164
Shares issued in connection with settlement of litigation	4,024,115	4	90,764	—	—	—	90,768
Repurchase of Common Stock in exchange for senior secured convertible notes	(1,400,000)	(7)	—	—	—	(30,444)	(30,451)
Restricted stock units vested	233,320	1	(1)	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(9,996)	—	(176)	—	—	—	(176)
Stock-based compensation	—	—	22,248	—	—	—	22,248
Balance as of June 30, 2018	57,886,918	$58	$1,528,719	$(8,584)	$(717,254)	$(229,984)	$572,955

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(307,047)	$(107,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,111	8,839
Non-cash operating lease expense	2,747	—
Amortization expense of finance leases	1,361	—
Amortization of intangible assets	16,181	16,810
Impairment of goodwill	224,272	—
Impairment of intangible asset (related party)	17,308	—
Stock-based compensation	10,991	24,880
Deferred tax (benefit) provision	(3,983)	2,477
Change in fair value of financing derivatives	(1,100)	4,460
Change in fair value of investment in equity securities	2,016	(265)
Accretion of debt discount	3,042	1,978
Amortization of deferred financing costs	525	445
Other	(20)	510
Changes in operating assets and liabilities:
Accounts receivable	4,442	10,638
Prepaid expenses and other assets	3,190	(5,255)
Accounts payable, accrued expenses, and other liabilities	20,176	(18,138)
Contract liability and customer advances	(6,552)	(14,321)
Operating lease liabilities	(4,364)	—
Net cash used in operating activities	(10,704)	(74,369)

Investing activities:
Proceeds from sale of investment in equity securities	705	—
Purchases of property and equipment	(1,893)	(1,287)
Capitalized internal-use software costs	(5,619)	(5,228)
Net cash used in investing activities	(6,807)	(6,515)

Financing activities:
Proceeds from borrowings on senior secured convertible notes (related party)	—	100,000
Debt issuance costs	—	(5,123)
Proceeds from private placement, net of issuance costs paid	19,894	—
Financing proceeds received on subscription receivable (related party)	—	4,676
Proceeds from sale-leaseback financing transaction	4,252	—
Proceeds from the exercise of stock options	1,191	164
Payments for taxes related to net share settlement of equity awards	(1,210)	(4,275)
Principal payments on finance leases	(1,417)	—
Principal payments on capital lease and software license arrangements	(1,662)	(5,359)
Net cash provided by financing activities	21,048	90,083
Effect of exchange rate changes on cash, cash equivalents and restricted cash	91	(1,136)
Net increase in cash, cash equivalents and restricted cash	3,628	8,063
Cash, cash equivalents and restricted cash at beginning of period	50,198	45,125
Cash, cash equivalents and restricted cash at end of period	$53,826	$53,188

	As of June 30,
	2019	2018
Cash and cash equivalents	$48,963	$46,589
Restricted cash	4,863	6,599
Total cash, cash equivalents and restricted cash	$53,826	$53,188

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow disclosures:
Interest paid ($3,046 and $1,850 attributable to related party)	$3,413	$2,286
Income taxes paid	373	484

Supplemental disclosures of non-cash activities:
Leasehold improvements acquired through lease incentives	$1,427	$—
Change in accrued capital expenditures	1,630	257
Settlement of restricted stock unit liability	4,611	—
Interest paid in Common Stock	5,134	—
Fair value of warrants issued in private placement	10,798	—
Repurchase of Common Stock in exchange for senior secured convertible notes	—	94,021
Shares issued in connection with settlement of litigation	—	90,768
Insurance recovery on litigation settlement	—	27,232
Common Stock warrants issued with senior secured convertible notes	—	5,733
Fair value of financing derivatives issued with senior secured convertible notes	—	17,140
Notes Option derivative liability settlement	—	5,700
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Uses and Sources of Liquidity and Management’s Plans
The Company’s primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. Since 2017, the Company has implemented certain organizational restructuring plans to reduce staffing levels, exit certain geographic regions, and rationalize its leased properties, to enable the Company to decrease its global costs, more effectively align resources to business priorities, and maintain compliance with its financial covenants (described below). For additional information, refer to Footnote 13, Organizational Restructuring.
To increase the Company’s available working capital, during 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in senior secured convertible notes as well as warrants to purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. The convertible notes contain certain affirmative and restrictive covenants with which the Company must comply, including covenants with respect to limitations on additional indebtedness and liens and maintenance of certain minimum cash balances, which will increase from $20.0 million to $40.0 million on the date the Company files its Form 10-Q for the quarterly period ended June 30, 2019. Interest on the convertible notes is payable, at the option of the Company, in cash or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock. For the interest payments due on April 1, 2019 and July 1, 2019, the Company elected to pay in shares of Common Stock. For additional information, refer to Footnote 5, Long-term Debt.
On June 26, 2019, in order to increase liquidity and maintain compliance with the minimum cash balances covenant described above, the Company issued 2,728,513 shares of Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. In connection with the private placement, the Company agreed to a 105-day lock-up period related to any future offering of equity or equity-linked securities and also agreed to provide certain registration rights. For additional information, refer to Footnote 11, Stockholders' Equity.
As of June 30, 2019, the Company was in compliance with its covenants under the Starboard convertible notes. Based on management's current plans, including actions within management's control, the Company does not anticipate any breach of these covenants that would result in an event of default under the convertible notes.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing transaction, in order to best position the Company for future success. The Company believes that its sources of funding, after taking into account the restructuring and financing actions discussed above, are probable of satisfying the Company’s estimated liquidity needs within one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned.

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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019 or thereafter. All references to June 30, 2019 and 2018 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the valuation of assets and liabilities acquired in a business combination, the fair value determination of financing derivative liabilities and warrants, the allowance for doubtful accounts, and valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Goodwill
Goodwill is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, which eliminated the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the standard as of September 30, 2018.

The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company initially assesses qualitative factors to determine if it is necessary to perform the goodwill impairment review. Goodwill is reviewed for impairment if, based on an assessment of the qualitative factors, it is determined that it is more likely than not that the fair value of its reporting unit is less than its carrying value, or the Company decides to bypass the qualitative assessment. The carrying value of the reporting unit is reviewed utilizing a discounted cash flow model, and a market value approach is utilized to supplement the discounted cash flow model. The estimated fair value of a reporting unit is determined based on assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions.
The Company completed its annual analysis for the year ended December 31, 2018 and determined that there was no impairment of goodwill at that time. The Company performed an interim analysis as of June 30, 2019 and determined that goodwill was then impaired. Refer to Footnote 4, Goodwill and Intangible Assets for further information.
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
There were no impairment charges recognized during the year ended December 31, 2018. The Company performed an interim analysis as of June 30, 2019, as events or changes in circumstances indicated the carrying value of certain assets may not be recoverable, and determined that the Company's 2015 strategic alliance (the "strategic alliance") with WPP plc and its affiliates ("WPP") was impaired. Refer to Footnote 4, Goodwill and Intangible Assets for further information.
Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
Accounting for Warrants
During the period ended June 30, 2019, the Company issued warrants that were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the warrants is determined using a Monte Carlo simulation analysis within an option pricing model. The fair value estimate is determined using an estimate for the Company's credit rating, probability of change of control, dividend yield, risk-free rate, remaining term of the warrants and volatility. The fair values of the Company's warrants are estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date with the remaining term of the related warrant. The primary sensitivity in the valuation of each warrant liability is driven by the Common Stock price at the measurement date and the observable volatility of the Common Stock.
Cost-Method Investment
As of June 30, 2019 and December 31, 2018, the Company had one cost-method investment in common stock of an entity. The investment in equity securities is measured at fair value and is included in other non-current assets in the Condensed Consolidated Balance Sheets. Gains or losses related to the change in the fair value of the securities are recorded in other (expense) income, net within the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company sold its investment in equity securities in July 2019 for gross cash proceeds of $3.1 million. Because changes in the equity security’s fair value are reported in earnings as they occur, the sale of an equity security does not result in a gain or loss to earnings.

Other (Expense) Income, Net
The following is a summary of other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Change in fair value of financing derivatives	$(3,000)	$(2,280)	$1,100	$(4,460)
Change in fair value of investment in equity securities	(304)	714	(2,016)	265
Transition services agreement income	—	2,182	534	4,847
Other	223	191	270	232
Total other (expense) income, net	$(3,081)	$807	$(112)	$884

Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. 250,000 shares of Common Stock issuable upon the exercise of warrants held by Starboard ("penny warrants") were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants on April 3, 2019. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, stock appreciation rights, restricted stock units, senior secured convertible notes and warrants are excluded and diluted net loss per share is equal to basic loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options, stock appreciation rights, restricted stock units, senior secured convertible notes and warrants	9,209,577	8,857,858	8,511,550	7,874,656

Leases
The Company applies the provisions of Accounting Standards Codification ("ASC") 842, Leases. The Company's lease portfolio is comprised of three major classes. Real estate leases, which are the majority of the Company's leased assets, are accounted for as operating leases. Computer equipment and automobile leases, which comprise the remaining two major lease classes in the Company's portfolio, are generally accounted for as finance leases.
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
The Company determines the nature of a sale-leaseback transaction based on the determination of whether the transaction qualifies as a sale and whether there is a transfer in the control of assets. If the transaction does not qualify as a sale, the Company recognizes the transaction as a failed sale-leaseback transaction (financing arrangement). The Company records a financing obligation, and the assets that are included in the failed sale-leaseback transaction remain on the Condensed Consolidated Balance Sheet until the end of the lease term.
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

Upon adoption, ASC 842 had an impact on the Condensed Consolidated Balance Sheets, but did not have an impact on its Condensed Consolidated Statement of Operations. The adoption of ASC 842 impacted the Company's previously reported results as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018 (1)	2019	2018 (1)
By Solution group:
Ratings and Planning	$68,922	$70,501	$139,499	$140,070
Analytics and Optimization	17,293	20,533	38,751	46,264
Movies Reporting and Analytics	10,673	10,355	20,932	20,974
Total	$96,888	$101,389	$199,182	$207,308
By Geographical market:
United States	$83,971	$88,057	$171,947	$179,534
Europe	7,504	8,737	15,916	17,872
Latin America	2,284	2,170	4,686	4,781
Canada	1,758	1,731	3,598	3,651
Other	1,371	694	3,035	1,470
Total	$96,888	$101,389	$199,182	$207,308
Timing of revenue recognition:
Products and services transferred at a point in time	$21,708	$29,633	$47,541	$58,928
Products and services transferred over time	75,180	71,756	151,641	148,380
Total	$96,888	$101,389	$199,182	$207,308
(1) During the third quarter of 2018, the Company determined that results should be reviewed around three solution groups that address customer needs instead of the four previous product offerings. Revenues for the comparative 2018 periods have been recast to conform to the current presentation by solution group. For a detailed discussion of the change to these solution groups during 2018, refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018.
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable, net	$71,231	$75,609
Current and non-current contract assets	2,191	2,438
Current and non-current contract costs	1,156	1,402
Current contract liability	58,933	64,189
Current customer advances	5,926	6,688
Non-current contract liability	442	508

Significant changes in the contract assets and the contract liabilities balances during the six months ended June 30, 2019 are as follows:

	Contract Liability (Current)
	Six Months Ended June 30,
(In thousands)	2019	2018
Revenue recognized that was included in the contract liability balance at the beginning of period	$(50,758)	$(69,819)
Cash received or amounts billed in advance and not recognized as revenue	44,780	58,870

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2019, approximately $240.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 38% of these remaining performance obligations during the remainder of 2019, approximately 43% in 2020, and approximately 13% in 2021, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
As of June 30, 2019 and December 31, 2018, the Company had $1.2 million and $1.4 million, respectively, in capitalized contract costs. For the three months ended June 30, 2019 and 2018, amortized and expensed contract costs were $0.8 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, amortized and expensed contract costs were $1.4 million and $0.2 million, respectively.

4.	Goodwill and Intangible Assets
As of June 30, 2019, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the sustained decline in the Company's stock price and market capitalization, changes in management, and lower revenue, among other factors. Accordingly, the Company performed a quantitative goodwill impairment test as of June 30, 2019, relying in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.
The fair value of the reporting unit was determined using a discounted cash flow model, supported by a market approach. The Company's reporting unit failed the goodwill impairment test; and as a result the Company recorded a $224.3 million impairment charge for the three months ended June 30, 2019.
In addition, the Company recorded a $17.3 million impairment charge related to its strategic alliance intangible asset for the three months ended June 30, 2019. Changes in the Company's projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the quarter, resulted in a change in the Company's long-term view of the viability of the intangible asset. As such, the Company's assessment yielded that the benefit of the alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2017	$642,424
Translation adjustments	(1,233)
Balance as of December 31, 2018	$641,191
Translation adjustments	(144)
Impairment charge	(224,272)
Balance as of June 30, 2019
Goodwill	641,047
Accumulated impairment	(224,272)
Total	$416,775

The carrying values of the Company's amortizable intangible assets are as follows:

	June 30, 2019				December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$148,374	$(76,754)	$—	$71,620	$148,374	$(66,690)	$81,684
Strategic alliance	30,100	(12,792)	(17,308)	—	30,100	(11,288)	18,812
Customer relationships	40,142	(23,105)	—	17,037	40,127	(20,338)	19,789
Intellectual property	14,366	(12,122)	—	2,244	14,366	(11,905)	2,461
Trade names	775	(670)	—	105	775	(636)	139
Acquired software	9,287	(7,089)	—	2,198	9,287	(5,531)	3,756
Other	600	(346)	—	254	600	(296)	304
Total intangible assets	$243,644	$(132,878)	$(17,308)	$93,458	$243,629	$(116,684)	$126,945

Amortization expense related to intangible assets was $8.1 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $16.2 million and $16.8 million for the six months ended June 30, 2019 and 2018, respectively.
The weighted-average remaining amortization period by major asset class as of June 30, 2019 is as follows:

(In years)
Acquired methodologies/technology	2.9
Customer relationships	3.1
Intellectual property	5.2
Trade names	1.8
Acquired software	1.4
Other	1.8

The estimated future amortization of intangible assets is as follows:

(In thousands)
2019	$13,896
2020	27,222
2021	25,038
2022	24,567
2023	2,445
Thereafter	290
Total	$93,458

5.	Long-term Debt
Issuance and Sale of Initial Notes
On January 16, 2018, the Company entered into certain agreements with Starboard, pursuant to which, among other things, the Company issued and sold to Starboard $150.0 million of senior secured convertible notes (the "Initial Notes") in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock valued at $65.0 million. Based upon the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share, the difference of $1.4 million was recorded as an issuance discount to the Initial Notes. The Company also granted to Starboard an option (the "Notes Option") to acquire up to an additional $50.0 million in senior secured convertible notes (the "Option Notes" and together with the Initial Notes, the "Notes") and agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and were exercised in full by Starboard on April 3, 2019 for 323,448 shares of Common Stock.
The conversion price for the Notes (the "Conversion Price") is equal to a 30% premium to the volume weighted average trading prices ("VWAP") of the Common Stock on each trading day during the 10 consecutive trading days commencing on January 16,

2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29.
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
Interest on the Notes is payable on a quarterly basis in arrears from April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the VWAP of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. On April 1, 2019, the Company paid its quarterly accrued interest liability on the Notes for the first quarter through the issuance of 243,261 PIK Interest Shares. On July 1, 2019, the Company paid its quarterly accrued interest liability on the Notes for the second quarter through the issuance of 856,289 PIK Interest Shares. The accrued interest liability of $6.1 million was classified within other non-current liabilities in the Condensed Consolidated Financial Statements as of June 30, 2019.
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
The Notes also contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (which will increase to $40.0 million on the date the Company files its Form 10-Q for the quarterly period ended June 30, 2019), and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its Notes covenants as of the date of these financial statements.
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

Notes Modifications
As noted above, the minimum cash balance covenant increases to $40.0 million on the date the Company files its Form 10-Q for the quarterly period ended June 30, 2019. This covenant resulted from modifications that occurred in August 2018 and November 2018, in which the outstanding Notes were amended to reduce and extend, respectively, the requirement to maintain certain minimum cash balances to $20.0 million from the initial requirement of $40.0 million until the date the Company files its Form 10-Q for the quarterly period ended June 30, 2019. In connection with and as consideration for these modifications, the Company issued to Starboard $4.0 million in additional aggregate principal amount of senior secured convertible notes, $3.5 million of which was classified as additional Initial Notes and $0.5 million of which was classified as additional Option Notes. The November 2018 agreement also modified the provisions of the Notes and the Registration Rights Agreement between the Company and Starboard by revising the grace periods during which the Company would not be obligated to keep applicable registration statements available for use by Starboard. The terms of the additional notes are identical to the terms of the Notes, except with regard to the date from which interest began to accrue. The amendments were treated as a modification to the debt agreements, and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Notes on the modification date and are amortized to interest expense over the remaining term of the modified debt.
The Company's long-term debt as of June 30, 2019 and December 31, 2018 was as follows:

			As of
			June 30, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.6%	$153,500	$(17,013)	$(3,228)	$133,259
Option Notes, due January 16, 2022	12.0%	14.7%	50,500	(2,668)	(182)	47,650
Total			$204,000	$(19,681)	$(3,410)	$180,909

			As of
			December 31, 2018
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	6.0%	12.0%	$153,500	$(19,627)	$(3,724)	$130,149
Option Notes, due January 16, 2022	6.0%	8.5%	50,500	(3,096)	(211)	47,193
Total			$204,000	$(22,723)	$(3,935)	$177,342

Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes are variable. Accordingly, the accretion schedule of debt discount and the amortization schedule of debt issuance costs are updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $0.3 million and $0.5 million in debt issuance costs related to the Notes during the three and six months ended June 30, 2019, respectively. The Company amortized $0.2 million and $0.4 million in debt issuance costs related to the Notes during the three and six months ended June 30, 2018, respectively. The Company accreted $1.7 million and $3.0 million in issuance discount related to the Notes during the three and six months ended June 30, 2019, respectively. The Company accreted $1.1 million and $2.0 million in issuance discount related to the Notes during the three and six months ended June 30, 2018, respectively.
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's Notes, was $162.1 million as of June 30, 2019.
Potential Rights Offering
Under the January 16, 2018 agreements with Starboard, the Company has the right to conduct a rights offering (the "Rights Offering") for up to $150.0 million in senior secured convertible notes ("Rights Offering Notes"). Subject to the terms of the Rights Offering, if undertaken, the Company would distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders who elect to participate in the Rights Offering could elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of Option Notes purchased ($50.0 million). The Company is not obligated to undertake the Rights Offering, and the Company does not currently intend to do so.
Guarantee and Security of Notes
The Notes are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the "Guarantors") and are secured by a security interest in substantially all of the assets of the Company and the Guarantors, pursuant to a Guaranty, dated as of January 16, 2018, entered into by the Guarantors, and a Pledge and Security Agreement, dated as of January 16, 2018, among the Company, the Guarantors and Starboard Value and Opportunity Master Fund Ltd. as collateral agent.
Registration of Underlying Shares
The Company filed a registration statement on Form S-1 with the SEC allowing for the resale of the shares of Common Stock underlying the Notes, potential PIK Interest Shares, and Starboard warrants. In conjunction with this registration, WPP exercised its right to have its shares of Common Stock included in the registration statement. The registration statement on Form S-1 was declared effective as of October 16, 2018.
On May 28, 2019, the Company filed a registration statement on Form S-3 with the SEC allowing for the resale of additional shares of Common Stock underlying the Notes and potential PIK Interest Shares. The previously filed registration statement on Form S-1 was amended to convert into a registration statement on Form S-3, and the amendment was declared effective as of June 24, 2019.
Letters of Credit
On June 1, 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of June 30, 2019, $3.5 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The financing obligation is included within other current and other non-current liabilities on the Condensed Consolidated Balance Sheet, with $1.7 million classified as short-term and $2.6 million classified as long-term.
Future minimum payments related to the financing obligations under the failed sale-leaseback transaction as of June 30, 2019 are summarized below:

(In thousands)
Remainder of 2019	$1,119
2020	2,239
2021	1,417
Total	$4,775

6.	Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring and non-recurring basis consist of the following:

	As of				As of
	June 30, 2019				December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Assets:
Money market funds (1)	$25,078	$—	$—	$25,078	$6,037	$—	$—	$6,037
Investment in equity securities (2)	3,379	—	—	3,379	6,100	—	—	6,100
Total assets measured at fair value on a recurring basis	$28,457	$—	$—	$28,457	$12,137	$—	$—	$12,137

Liabilities:
Financing derivatives: no hedging designation:
Interest rate reset (3)	$—	$—	$22,800	$22,800	$—	$—	$23,300	$23,300
Change of control redemption (4)	—	—	2,200	2,200	—	—	2,800	2,800
Warrants issued: (5)
Series A	—	—	3,862	3,862	—	—	—	—
Series B-1	—	—	328	328	—	—	—	—
Series B-2	—	—	376	376	—	—	—	—
Series C	—	—	6,232	6,232	—	—	—	—
Total liabilities measured at fair value on a recurring basis	$—	$—	$35,798	$35,798	$—	$—	$26,100	$26,100

Non-recurring fair value measurements
Strategic alliance intangible asset (6)	$—	$—	$—	$—	$—	$—	$—	$—
Goodwill (7)	—	—	416,775	416,775	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$—	$—	$416,775	$416,775	$—	$—	$—	$—
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's investment in common stock of an entity, which is included in other non-current assets, is valued using a market approach based on the quoted market price of the security. The Company sold a portion of its investment in an equity security during the six months ended June 30, 2019, with the remainder sold in July 2019.
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
(5) For more information regarding the valuation method and the estimates for significant unobservable inputs for each of the Level 3 warrants, refer to Footnote 11, Stockholders' Equity.
(6) The strategic alliance with a carrying amount of $17.3 million was written down to a zero fair value as of June 30, 2019, resulting in an impairment charge of $17.3 million, which was included in net loss for the period ended June 30, 2019.
(7) Goodwill with a carrying amount of $641.0 million was written down by $224.3 million as of June 30, 2019. The impairment charge of $224.3 million, which was included in net loss for the period ended June 30, 2019, represents the excess of the carrying value of the Company's reporting unit over its estimated fair value.

For the quarter ended June 30, 2019, the Company recorded an intangible asset impairment charge of $17.3 million and a goodwill impairment charge of $224.3 million. Refer to Footnote 4, Goodwill and Intangible Assets. The remeasurement of goodwill and the strategic alliance intangible asset is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair values. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record additional non-cash impairment charges.
The fair value of the strategic alliance intangible asset was estimated using an income approach. The Company made estimates and assumptions regarding future cash flows and long-term growth rates to determine the fair value of the intangible asset.
The Company did not have any transfers between fair value levels during the periods presented. There were no changes to the Company's valuation methodologies during the three and six months ended June 30, 2019 or 2018, respectively.
The following table presents the changes in the Company's recurring Level 3 fair valued instruments for the six months ended June 30, 2019 and 2018, respectively:

(In thousands)	Financing Derivative Liabilities	Warrants
Balance as of December 31, 2018	$26,100	$—
Issuance of warrants	—	10,798
Total gain included in other (expense) income, net (1)	(1,100)	—
Balance as of June 30, 2019	$25,000	$10,798
(1) Represents $0.5 million gain due to change in fair value of interest rate reset derivative liability and $0.6 million gain due to change in fair value of change of control redemption derivative liability. All gains were recorded in other(expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2017	$—
Issuances	17,200
Total (gains) losses included in other (expense) income, net (1)	4,400
Settlement	(5,700)
Balance as of June 30, 2018	$15,900
(1) Represents $1.7 million loss due to change in fair value of interest rate reset derivative liability, $3.3 million loss due to change in fair value of Notes Option liability, and $0.6 million gain due to change in fair value of change of control redemption derivative liability. All gains and losses were recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table displays valuation techniques and the significant unobservable inputs for the Company's Level 3 interest rate reset and change of control redemption liabilities, which are measured at fair value on a recurring basis:

	Fair value measurements
	Significant valuation technique	Significant unobservable inputs	June 30, 2019	December 31, 2018
Interest rate reset derivative liability	Discounted cash flow	Discount rate	25.0%	25.0%
		Stock price	$5.16	$14.43
		Risk-free rate	1.7%	2.5%
		Volatility	42.2%	43.9%
		Term	2.54 years	3.04 years

Change of control redemption derivative liability	Option pricing model	Probability	0-10%	0-10%
		Risk-free rate	1.7%	2.5%

The fair values of the Company's financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivative. The primary sensitivity in the interest rate reset derivative liability is driven by the Common Stock price at the measurement date, the observable volatility of the Common Stock, and the discount rate used to determine the present value of the instrument. The primary sensitivity for the change of control redemption derivative liability is driven by the probability of the change of control.

7.	Accrued Expenses

	As of	As of
(In thousands)	June 30, 2019	December 31, 2018
Payroll and payroll-related	$10,994	$18,972
Accrued data costs	22,846	14,617
Professional fees	9,909	8,477
Restructuring accrual	4,046	5,479
Accrued interest on senior secured convertible notes	—	3,046
Other	7,008	7,549
Total accrued expenses	$54,803	$58,140

8.	Income Taxes
The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on its projected ordinary book income (loss) before taxes to year-to-date ordinary book income (loss) before taxes. The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income (loss) are determined separately and recognized in the period in which the items arise. During the three and six months ended June 30, 2019, the Company recorded an income tax benefit of $4.5 million and $3.3 million, resulting in an effective tax rate of 1.6% and 1.1%, respectively. A deferred income tax benefit of $5.0 million related to the impairment of goodwill is included in these amounts. During the three and six months ended June 30, 2018, the Company recorded an income tax provision of $2.1 million and $3.5 million, resulting in an effective tax rate of 3.9% and 3.4%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the Company’s valuation allowance against its domestic deferred tax assets. As of June 30, 2019 and December 31, 2018, the Company had unrecognized tax benefits of approximately $2.4 million and $2.5 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

9.	Related Party Transactions
Transactions with WPP
As of June 30, 2019, WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 17.9% ownership in the Company. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
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
The Company's results from transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues (1)	$3,926	$1,909	$7,771	$4,000

Cost of revenues	3,584	2,696	5,679	5,186
Selling and marketing	10	42	13	85
Research and development	—	29	—	59
General and administrative	180	27	220	54
Impairment of intangible asset (2)	17,308	—	17,308	—

Interest income	—	56	—	275

(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP. Accordingly, despite cash being received by the Company under these agreements, no revenue was recognized during the three and six months ended June 30, 2018 other than imputed interest income on the net present value of anticipated future cash payments from WPP.
(2) Refer to Footnote 4, Goodwill and Intangible Assets for further information.
The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2019	December 31, 2018
Assets
Accounts receivable, net	$3,911	$3,353
Prepaid expenses and other current assets	971	429
Other non-current assets	35	65
Liabilities
Accounts payable	$2,566	$1,833
Accrued expenses	1,666	1,384
Contract liability	2,023	1,945
Other non-current liabilities	—	251

Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5% of the Company’s outstanding Common Stock. Refer to Footnote 5, Long-term Debt, for further information regarding these agreements and subsequent amendments. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5% of the Company's outstanding Common Stock on January 16, 2018. Included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense related to Starboard of $8.1 million and $14.8 million during the three and six months ended June 30, 2019, respectively, and $4.0 million and $7.0 million during the three and six months ended June 30, 2018, respectively.
The Company has the following balances related to transactions with Starboard, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2019	December 31, 2018
Accrued expenses	$—	$3,046
Financing derivatives	25,000	26,100
Senior secured convertible notes	180,909	177,342
Other non-current liabilities	6,120	—

10.	Leases
The Company has operating leases for real estate and finance leases for computer equipment and automobiles. These leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. As of June 30, 2019, the weighted average remaining lease term for the Company's finance leases and operating leases was 2.56 years and 6.82 years, respectively. As of June 30, 2019, the weighted average discount rate for the Company's finance leases and operating leases was 14.7% and 13.5%, respectively.

The components of lease cost for the three and six months ended June 30, 2019 were as follows:

			Three Months Ended	Six Months Ended
(In thousands)			June 30, 2019	June 30, 2019
Finance lease cost
Amortization of right-of-use assets (1)			$787	$1,361
Interest on lease liabilities			167	240
Total finance lease cost			$954	$1,601

Operating lease cost (1)
Fixed lease cost			$3,236	$6,410
Short-term lease cost			180	359
Variable lease cost			546	975
Sublease income			(463)	(852)
Total operating lease cost			$3,499	$6,892

(1) The lease costs, net of sublease income, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(In thousands)	Amortization of Right-of-Use Assets	Operating Lease Cost	Amortization of Right-of-Use Assets	Operating Lease Cost
Cost of revenues	$578	$1,155	$999	$2,256
Selling and marketing	85	1,218	146	2,382
Research and development	80	787	141	1,536
General and administrative	44	339	75	718
	$787	$3,499	$1,361	$6,892
Other information related to leases was as follows:

Six Months Ended
(In thousands)	June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$240
Operating cash flows from operating leases	8,476
Financing cash flows from finance leases	1,417
Right-of-use assets obtained in exchange for lease obligations:
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,487
Right-of-use assets obtained in exchange for new operating lease liabilities	397

Maturities of finance and operating lease liabilities as of June 30, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remainder of 2019	$6,633	$1,486
2020	12,657	1,900
2021	12,099	1,707
2022	9,122	668
2023	9,730	44
Thereafter	31,481	—
Total lease payments	81,722	5,805
Less: imputed interest	(29,246)	(880)
Total lease liabilities	52,476	4,925
Less: current lease liabilities	(6,548)	(1,895)
Total non-current lease liabilities	$45,928	$3,030

The Company currently subleases four real estate properties. These subleases have remaining lease terms of one year to eight years. None of the subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from subleases as of June 30, 2019 were as follows:

(In thousands)	Sublease Receipts
Remainder of 2019	$773
2020	1,691
2021	1,594
2022	1,561
2023	1,144
Thereafter	2,912
Total sublease receipts	$9,675

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

Operating Leases
Future minimum lease commitments and sublease receipts under non-cancelable lease agreements with initial terms of one year or more in effect as of December 31, 2018 were as follows:

(In thousands)	Operating Lease Commitment	Sublease Receipts
2019	$14,780	$1,385
2020	13,027	1,693
2021	12,259	1,597
2022	9,322	1,551
2023	9,722	1,145
Thereafter	31,475	2,905
Total minimum lease payments	$90,585	$10,276

11.	Stockholders' Equity
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CVI, pursuant to which CVI agreed to purchase (i) 2,728,513 shares of Common Stock (the "Initial Shares"), at a price of $7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "Closing Date").
The Series B-1 and Series B-2 Warrants are exercisable by the holders at any time prior to the six- and twelve-month anniversaries of the Closing Date, respectively. The Series B-1 Warrants provide the holders the right to purchase an aggregate of up to 2,347,418 shares of Common Stock at an exercise price equal to $8.52, and the Series B-2 Warrants provide the holders the right to purchase an aggregate of up to 1,121,076 shares of Common Stock at an exercise price equal to $8.92. The Series B-1 and B-2 Warrants may be exercised for cash only.
If all of the Series B-1 Warrants or Series B-2 Warrants have not been exercised prior to their respective expiration dates, the Company will have the right, subject to prior notice to the holders and certain equity, volume and other conditions, to force the exercise of any unexercised portion of the applicable Series B-1 or B-2 Warrants by such holders. Key conditions that may impact the ability of the Company to force the exercise of these warrants include a $3.96 minimum for the VWAP of the Common Stock on the forced exercise date, a minimum threshold for trading volume, and the maintained effectiveness of a registration statement with the SEC. The forced exercise price for the Series B-1 Warrants will be 85% of the VWAP of the Common Stock as of the date immediately preceding the expiration date of the Series B-1 Warrants (the "Series B-1 Forced Exercise Price"). The forced exercise price for the Series B-2 Warrants will be the lesser of (i) 85% of the VWAP of the Common Stock on the date immediately preceding the expiration date of the Series B-2 Warrants and (ii) the Series B-1 Forced Exercise Price.
The Series A Warrants are exercisable for a period of five years from the Closing Date and are exercisable into a number of shares of Common Stock equal to the Initial Shares plus any shares issued pursuant to the exercise of the Series C Warrants (described below). The exercise price for the Series A Warrants is $12.00. The Series A Warrants may be exercised for cash or through a net settlement feature.
The Series C Warrants are partially prepaid warrants (with a nominal remaining exercise price) that are not exercisable before September 21, 2019 and expire 90 days after the first anniversary of the Closing Date. If the VWAP of the Common Stock as of September 20, 2019, discounted by 7.5%, is less than CVI's purchase price for the Initial Shares, then, upon exercise, the Company will be required to issue to CVI a number of shares of Common Stock equal to (i) (x) CVI's purchase price for the Initial Shares divided by (y) 92.5% of the VWAP of the Common Stock as of the date immediately preceding exercise, subject to a floor of 50% of the price per Initial Share, less (ii) the number of Initial Shares issued to CVI on the Closing Date.
The exercise prices for the Series A, B-1 and B-2 Warrants are subject to anti-dilution adjustment in certain circumstances. If and to the extent the exercise of any warrants would, together with the issuances of the Initial Shares and the shares issued pursuant to the exercise of any other warrants, result in the issuance of 20% or more of the outstanding Common Stock of the Company on the Closing Date (the "Exchange Cap"), the Company intends to, in lieu of issuing such shares, settle the obligation to issue such shares in cash.
In addition, CVI will not have the right to exercise any warrant that would result in CVI beneficially owning more than 4.99% of the outstanding Common Stock after giving effect to such exercise. CVI has the right, in its discretion, to raise this threshold up to 9.99% with 60 days' notice to the Company. If any forced exercise of a Series B-1 or B-2 Warrant would result in CVI beneficially owning more than 4.99% of the outstanding Common Stock, CVI will pay the applicable forced exercise price and no shares of

Common Stock will be issued, but instead the aggregate number of shares of Common Stock issuable upon any exercise of the Series C Warrant will increase by an equal amount.
Pursuant to the transactions described above, the Company agreed to a 105-day lock-up period related to any future offering of equity or equity-linked securities and also agreed to provide CVI with registration rights relating to the Initial Shares and any shares issuable upon the exercise of the warrants. On June 26, 2019, the Company filed a prospectus supplement to its effective registration statement on Form S-3 to permit the resale of such shares.
Management determined each warrant to be a freestanding financial instrument that qualifies for liability treatment as a result of the net cash settlement feature associated with the Exchange Cap provision. Each warrant is initially measured at fair value and classified as a current liability on the Condensed Consolidated Balance Sheet, with subsequent changes in fair value recorded in earnings. To determine the fair value of each warrant, management utilized a Monte Carlo simulation analysis within an option pricing model using the following key assumptions:

•	Stock Price: The stock price was measured using the fair value of the Common Stock on the issuance date, June 26, 2019, which was $5.57 per share.

•
Volatility: The Company determined volatility to be 50.0% based on (i) the historical volatility of the Common Stock daily volume weighted average price with a look-back period commensurate with the term of the warrants and (ii) options-based implied volatility.

•	Risk-free Rate: Management assumed the risk-free rate to be between 1.74% and 2.12%, based on the U.S. Treasury bonds on the valuation date with terms commensurate with the terms of each warrant.

•	Dividend Yield: Management assumed the dividend yield to be zero based on the historical payout of the Company.

•	Term: Management determined the term based on the time period of each warrant's maturity, between six months and five years from the issuance date, June 26, 2019.

•	Cost of Debt: Management assumed the cost of debt to be between 16.7% and 18.7% based on a synthetic credit rating analysis.

•	Change of control probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.
The above estimates represent Level 3 inputs within the fair value hierarchy. Based on the option pricing valuation model, the Company determined the fair value of the warrants as of June 26, 2019 and June 30, 2019 to be the following:

(in thousands)	Warrants Liability
Series A Warrant	$3,862
Series B-1 Warrant	328
Series B-2 Warrant	376
Series C Warrant	6,232
Total	$10,798

The fair values of the Company's warrants are estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date with the remaining term of the related warrant. The primary sensitivity in the valuation of each warrant liability is driven by the Common Stock price at the measurement date and the observable volatility of the Common Stock.
The Company recorded $2.8 million in transaction costs, of which $1.2 million was allocated to the warrants liability and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs of $1.6 million were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheet.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 annual meeting of stockholders. Under the 2018 Plan, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 10,650,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is cancelled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. Additionally, if, after December 31, 2017, any shares of Common Stock subject to an award granted under the 2007 Equity Incentive Plan (the "2007 Plan") are forfeited, or an award granted under the 2007 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, be available for awards under the 2018 Plan at a rate of one share for every one share subject to such award. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for issuance under the 2018 Plan as of June 30, 2019 is 4,807,850.
Stock Awards
On June 5, 2018, the Company's Compensation Committee approved and awarded 2,078,151 restricted stock units ("RSUs") under the 2018 Plan to employees, directors and consultants of the Company that were recommended in 2016, 2017 and 2018. On June 5, 2018, the closing price of Common Stock on Nasdaq was $24.23.
Of these RSUs granted, 1,264,115 vested immediately, of which 229,173 shares were delivered to certain consultants during the three months ended June 30, 2018. 165,086 of the consultant shares related to the compensation of one of the Company's former chief executive officers as part of his retirement and transition services agreement.
Undelivered shares were classified as unvested awards until the date of delivery of the shares underlying these awards. Upon the grant of the awards, the Company recognized $21.1 million in stock-based compensation expense during the three months ended June 30, 2018.
During the six months ended June 30, 2019, the Company's Compensation Committee approved and awarded 884,462 time-based RSUs (of which 206,108 RSUs relate to the settlement of the accrued 2018 annual incentive plan liability) and 300,000 market-based RSUs to employees, directors and consultants of the Company. The time-based RSUs generally vest after one to three years contingent on continued service. Market-based awards vest annually over ten years based on the achievement of certain stock price goals.
A summary of the unvested stock awards as of June 30, 2019 and June 30, 2018 is presented below:

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2018	—	1,466,135	1,466,135	$22.62
Granted	—	1,184,462	1,184,462	14.36
Vested and delivered	—	(598,729)	(598,729)	24.65
Forfeited	—	(335,403)	(335,403)	19.91
Unvested as of June 30, 2019	—	1,716,465	1,716,465	$16.97

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	2,125	779,912	782,037	$37.22
Granted	—	2,078,151	2,078,151	24.07
Vested and delivered	(2,125)	(720,347)	(722,472)	32.74
Forfeited	—	(15,090)	(15,090)	36.65
Unvested as of June 30, 2018	—	2,122,626	2,122,626	$25.29
The weighted-average remaining vesting period for unvested RSUs as of June 30, 2019 was 2.63 years. As of June 30, 2019, total unrecognized compensation expense related to unvested RSUs was $19.5 million, of which $5.8 million is expected to be recognized in the second half of 2019. As of June 30, 2018, total unrecognized compensation expense related to unvested RSUs was $19.2 million. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.

Stock Options
During the six months ended June 30, 2019, the Company's Compensation Committee approved and awarded 290,000 stock options under the 2018 Plan to employees and consultants of the Company. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

Dividend yield	0.00%
Expected volatility	44.94%	-	46.16%
Risk-free interest rate	2.15%	-	2.72%
Expected life of options (in years)	6.25	-	10.0

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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.

Activity related to options outstanding during the six months ended June 30, 2019 and June 30, 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2018	1,045,913	$17.89
Options granted	290,000	10.18
Options exercised	(68,259)	17.44
Options forfeited	(337,812)	14.90
Options outstanding as of June 30, 2019	929,842	$16.74
Options exercisable as of June 30, 2019	639,842	$19.71

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2017	3,444,252	$30.65
Options exercised	(21,809)	12.94
Options expired	(298)	5.99
Options outstanding as of June 30, 2018	3,422,145	$30.77
Options exercisable as of June 30, 2018	3,422,145	$30.77
The following table summarizes information about options outstanding as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$10 - $19.31	658,510	$13.12	5.81	368,510	$15.43	2.53
$20.11 - $25.86	265,275	25.18	1.66	265,275	25.18	1.66
$40.80	6,057	40.80	5.13	6,057	40.80	5.13
	929,842	$16.74	4.62	639,842	$19.71	2.19

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Common Stock as of the close of the exercise date. There were 68,259 and 21,809 options exercised during the six months ended June 30, 2019 and 2018, respectively. The total intrinsic value of the options exercised as of June 30, 2019 and June 30, 2018 was $0.3 million and $0.2 million respectively. As of June 30, 2019, the total unrecognized compensation expense related to outstanding options is $1.3 million, of which $0.4 million is expected to be recognized in the remainder of 2019. As of June 30, 2018, there was no unrecognized compensation expense related to outstanding options.
Stock Appreciation Rights ("SAR")
The Company assumed an, as-converted, SAR with respect to 86,250 shares of Common Stock originally granted pursuant to the terms of the Rentrak Corporation 2005 Stock Incentive Plan at an, as-converted, base price of $12.61 per share. The SAR was fully vested prior to the consummation of the Company's 2016 merger with Rentrak Corporation and expired unexercised on June 15, 2019.

12.	Commitments and Contingencies
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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children’s Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California’s constitutional right to privacy and intrusion upon seclusion law, New York’s deceptive trade practices statute, and Massachusetts’ deceptive trade practices and right to privacy statutes. The complaints allege damages in excess of $5 million, with any award to be apportioned among the defendants. On May 22, 2019, the Court denied the defendants' motion to dismiss the complaints. The Company and Full Circle deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of June 30, 2019.
Securities Class Action Litigation
On April 10, 2019, Sergii Bratusov, a purported shareholder of the Company, filed a putative class action complaint against the Company on behalf of all persons and entities that acquired securities of the Company between November 9, 2018 and March 29, 2019. The case, captioned Bratusov v. comScore, Inc., et al., Case No. 19 Civ. 03210, was filed in the U.S. District Court for the Southern District of New York and also names the Company's Chief Financial Officer, Gregory Fink, and the Company's former Chief Executive Officer, Bryan Wiener, as defendants. The complaint alleges that the Company, Mr. Wiener, and Mr. Fink violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose in public statements between November 2018 and March 2019 material information concerning unspecified difficulties implementing the Company's business strategy and the impact of these alleged difficulties on the Company's financial results. The complaint also alleges that Mr. Wiener and Mr. Fink, acting as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the Company's alleged failure to disclose material information. The complaint seeks a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action. The defendants deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of June 30, 2019.
SEC Investigation
The SEC is investigating allegations with respect to the Company regarding revenue recognition, internal controls, non-GAAP disclosures, tone at the top and whistleblower retaliation. The SEC has made no decisions regarding this matter including whether any securities laws have been violated. The Company is cooperating fully with the SEC and is seeking to resolve this matter as soon as possible. The Company has accrued a $5.0 million liability in connection with the SEC investigation, which management has determined is a reasonable estimate of the Company's probable liability in connection with this matter.
Export Controls Review
In March 2018, the Company became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertained to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC") and the U.S. Commerce Department’s Bureau of Industry and Security ("BIS") and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. On May 31, 2018, the Company filed a final voluntary disclosure with OFAC and BIS. On September 10, 2018, the Company was notified that BIS did not find a violation of export regulations and closed the matter. If OFAC moves forward with this matter, the Company could be subject to fines or penalties. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of June 30, 2019.
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

13.	Organizational Restructuring
In 2017, the Company implemented a reduction in force plan that resulted in the termination of approximately 10% of its workforce. That plan was complete as of December 31, 2018.
In June and December 2018, the Company's Board of Directors authorized management to implement additional reductions in its workforce (less than 10%) and rationalize its portfolio of leased properties due to the reductions in headcount ("2018 Restructuring Plans"). In connection with the 2018 Restructuring Plans, the Company expects to incur total exit-related costs of up to $13.0 million, including $10.3 million that was recorded in 2018. The remaining expense is expected to be recognized through the remainder of 2019 primarily as stock-based compensation.
In May 2019, the Company implemented an additional reduction in force plan ("2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. Together with attrition, the 2019 Restructuring Plan resulted in the termination of approximately 10% of the Company's workforce. In connection with the 2019 Restructuring Plan, the Company expects to incur total exit-related costs of up to $4.0 million, including $3.3 million that was recorded in the second quarter of 2019. The remaining expense is expected to be recognized during the third quarter of 2019.
During the three and six months ended June 30, 2019, the Company recognized approximately $2.9 million in restructuring costs. During the three and six months ended June 30, 2018, the Company recognized restructuring costs of $3.8 million and $5.1 million, respectively.
The total amount accrued for restructuring expenses as of June 30, 2019 is $4.0 million. The tables below summarize the balance of accrued restructuring expenses as of June 30, 2019, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the six months ended June 30, 2019, by restructuring plan:

2018 Restructuring Plans

(In thousands)	Severance pay and benefits	Short-term lease exit and other direct costs	Long-term lease exit and other direct costs	Total
Accrued Balance as of December 31, 2018	$4,493	$708	$1,810	$7,011
Adoption of ASC 842 (1)	—	(708)	(1,810)	(2,518)
Restructuring(2)	(201)	—	—	(201)
Payments	(2,098)	—	—	(2,098)
Accrued Balance as of June 30, 2019	$2,194	$—	$—	$2,194

(1) The Company adopted ASC 842, Leases, as of January 1, 2019. For additional details regarding the adoption, please refer to Footnote 2, Summary of Significant Accounting Policies.
(2) The Company recognized restructuring income due to adjustments to the year-end restructuring accrual, primarily driven by the re-hiring of certain individuals.
2019 Restructuring Plan

(In thousands)	Severance pay and benefits	Total
Accrued Balance as of December 31, 2018	$—	$—
Restructuring	3,346	3,346
Payments	(1,494)	(1,494)
Accrued Balance as of June 30, 2019	$1,852	$1,852

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 10-K, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, and Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
Overview
We are a global information and analytics company that measures consumer audiences and advertising across media platforms. We create our products using a global data platform that combines information about content and advertising consumption on digital platforms (smartphones, tablets and computers), television and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods helps companies across the media ecosystem better understand and monetize audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide accredited audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include buyers and sellers of advertising including digital publishers, television networks, content owners, advertisers, agencies and technology providers.
The platforms we measure include televisions, smartphones, computers, tablets, over-the-top ("OTT") devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile applications, video games, television and movie programming, e-commerce and advertising.
Management Changes
On March 31, 2019, Bryan Wiener resigned as our Chief Executive Officer ("CEO") and director and Sarah Hofstetter resigned as our President, effective immediately. On the same day, we appointed Dale Fuller as our Interim CEO. On April 17, 2019, Daniel Hess resigned as our Chief Product Officer, and on May 29, 2019, Kathryn Bachmann resigned as our Chief Operating Officer.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$96,888	100.0%	$101,389	100.0%	$199,182	100.0%	$207,308	100.0%
Cost of revenues	51,994	53.7%	51,526	50.8%	105,401	52.9%	98,780	47.6%
Selling and marketing	23,329	24.1%	29,647	29.2%	48,169	24.2%	55,552	26.8%
Research and development	16,883	17.4%	20,889	20.6%	35,099	17.6%	39,605	19.1%
General and administrative	16,932	17.5%	28,699	28.3%	36,477	18.3%	47,360	22.8%
Investigation and audit related	2,354	2.4%	4,883	4.8%	3,196	1.6%	36,750	17.7%
Amortization of intangible assets	8,076	8.3%	8,266	8.2%	16,181	8.1%	16,810	8.1%
Impairment of goodwill	224,272	231.5%	—	—%	224,272	112.6%	—	—%
Impairment of intangible asset	17,308	17.9%	—	—%	17,308	8.7%	—	—%
Settlement of litigation, net	5,000	5.2%	5,250	5.2%	5,000	2.5%	5,250	2.5%
Restructuring	2,949	3.0%	3,833	3.8%	2,879	1.4%	5,090	2.5%
Total expenses from operations	369,097	381.0%	152,993	150.9%	493,982	248.0%	305,197	147.2%
Loss from operations	(272,209)	(281.0)%	(51,604)	(50.9)%	(294,800)	(148.0)%	(97,889)	(47.2)%
Interest expense, net	(8,242)	(8.5)%	(4,124)	(4.1)%	(15,001)	(7.5)%	(7,029)	(3.4)%
Other (expense) income, net	(3,081)	(3.2)%	807	0.8%	(112)	(0.1)%	884	0.4%
(Loss) gain from foreign currency transactions	(464)	(0.5)%	1,045	1.0%	(426)	(0.2)%	123	0.1%
Loss before income taxes	(283,996)	(293.1)%	(53,876)	(53.1)%	(310,339)	(155.8)%	(103,911)	(50.1)%
Income tax benefit (provision)	4,463	4.6%	(2,101)	(2.1)%	3,292	1.7%	(3,516)	(1.7)%
Net loss	$(279,533)	(288.5)%	$(55,977)	(55.2)%	$(307,047)	(154.2)%	$(107,427)	(51.8)%
Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenue around three solution groups:

•
Ratings and Planning provides measurement of the behavior and characteristics of audiences of content and advertising across television and digital platforms including computers, tablets, smartphones, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, time shifted/recorded, online or on-demand.

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

Revenues from these three solution groups are as follows:

	Three Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Variance	% Variance
Ratings and Planning	$68,922	71.1%	$70,501	69.5%	$(1,579)	(2.2)%
Analytics and Optimization	17,293	17.9%	20,533	20.3%	(3,240)	(15.8)%
Movies Reporting and Analytics	10,673	11.0%	10,355	10.2%	318	3.1%
Total revenues	$96,888	100.0%	$101,389	100.0%	$(4,501)	(4.4)%
Revenues decreased by $4.5 million, or 4.4%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Ratings and Planning revenue is comprised of revenue from our digital, television ("TV") and cross-platform products. Ratings and Planning revenue decreased $1.6 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was largely driven by lower revenue from our syndicated digital products, which continued to be negatively impacted by ongoing industry changes in ad buying and consolidation. Revenue from our syndicated digital products represented 50.4% and 54.7% of our Ratings and Planning revenue in the second quarter of 2019 and 2018, respectively. Revenue from our TV and cross-platform products increased in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to deliveries to certain international customers; however, those increases were offset by lower comparable revenue from customers who purchased data for election campaigns in the second quarter of 2018 that did not occur in 2019.
Analytics and Optimization revenue decreased by $3.2 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, due primarily to lower digital custom marketing solution sales and deliveries. These decreases were partially offset by increased Activation revenue, which continued to experience year-over-year growth.
Movies Reporting and Analytics revenue increased by $0.3 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase related to revenue from new products and from new customers gained in the second half of 2018.

	Six Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Variance	% Variance
Ratings and Planning	$139,499	70.0%	$140,070	67.6%	$(571)	(0.4)%
Analytics and Optimization	38,751	19.5%	46,264	22.3%	(7,513)	(16.2)%
Movies Reporting and Analytics	20,932	10.5%	20,974	10.1%	(42)	(0.2)%
Total revenues	$199,182	100.0%	$207,308	100.0%	$(8,126)	(3.9)%
Revenues decreased by $8.1 million, or 3.9%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Ratings and Planning revenue decreased $0.6 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was largely driven by lower revenue from our syndicated digital products, which continued to be impacted by ongoing industry changes in ad buying and consolidation. Revenue from our syndicated digital products represented 50.6% and 57.7% of our Ratings and Planning revenue for the six months ended June 30, 2019 and 2018, respectively. This decrease was largely offset by an increase in cross-platform revenue due to several one-time deliverables and an increase in national TV revenue due to increases in existing customer contract values as well as the establishment of standalone selling price over certain distinct performance obligations in arrangements that include the purchase and sale of services. For more information regarding our establishment of standalone selling price, refer to our 2018 10-K.
Analytics and Optimization revenue decreased by $7.5 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to lower digital custom marketing solution sales and deliveries. These decreases were partially offset by increased Activation revenue, which continued to experience year-over-year growth.

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, amortizing capitalized fulfillment costs and recruiting, maintaining, and supporting our consumer panels. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse our panel and census-based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs.

	Three Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Data costs	$16,737	17.3%	$14,451	14.3%	$2,286	15.8%
Employee costs	14,137	14.6%	15,805	15.6%	(1,668)	(10.6)%
Systems and bandwidth costs	5,495	5.7%	5,955	5.9%	(460)	(7.7)%
Panel costs	4,884	5.0%	5,837	5.8%	(953)	(16.3)%
Lease expense and depreciation (1)	3,853	4.0%	3,130	3.1%	723	23.1%
Professional fees	1,920	2.0%	1,156	1.1%	764	66.1%
Sample and survey costs	1,489	1.5%	1,462	1.4%	27	1.8%
Technology	1,444	1.5%	1,566	1.5%	(122)	(7.8)%
Royalties and resellers	802	0.8%	1,043	1.0%	(241)	(23.1)%
Other	1,233	1.3%	1,121	1.1%	112	10.0%
Total cost of revenues	$51,994	53.7%	$51,526	50.8%	$468	0.9%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended June 30, 2018 is not comparable to the three months ended June 30, 2019 due to our adoption of ASC 842.
Cost of revenues increased $0.5 million, or 0.9%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was largely attributable to increases in data costs, professional fees, and lease expense and depreciation, offset by a decrease in employee and panel costs.
Data costs increased $2.3 million due to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services, as well as increases in our long-term contracts with multichannel video programming distributors ("MVPD"). Professional fees increased $0.8 million due to an increase in data governance consulting services to improve operational processes; we expect these fees to decrease in future periods. Lease expense and depreciation increased $0.7 million primarily due to increases in depreciation related to the capitalization of internally developed software, offset by decreases in lease expense resulting from various lease terminations. Offsetting these increases was a decrease in employee costs of $1.7 million primarily as a result of a decrease in stock-based compensation. Panel costs decreased by $1.0 million due to lower costs associated with the incentive plans used in certain countries and the use of more cost-effective recruitment solutions.

	Six Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Data costs	$32,798	16.5%	$26,767	12.9%	$6,031	22.5%
Employee costs	29,102	14.6%	29,665	14.3%	(563)	(1.9)%
Systems and bandwidth costs	10,776	5.4%	11,880	5.7%	(1,104)	(9.3)%
Panel costs	10,322	5.2%	11,456	5.5%	(1,134)	(9.9)%
Lease expense and depreciation (1)	7,264	3.6%	6,432	3.1%	832	12.9%
Professional fees	4,252	2.1%	2,730	1.3%	1,522	55.8%
Sample and survey costs	3,938	2.0%	3,178	1.5%	760	23.9%
Technology	2,916	1.5%	3,100	1.5%	(184)	(5.9)%
Royalties and resellers	1,708	0.9%	1,492	0.7%	216	14.5%
Other	2,325	1.2%	2,080	1.0%	245	11.8%
Total cost of revenues	$105,401	52.9%	$98,780	47.6%	$6,621	6.7%

1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the six months ended June 30, 2018 is not comparable to the six months ended June 30, 2019 due to our adoption of ASC 842.
Cost of revenues increased $6.6 million, or 6.7%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was largely attributable to increases in data costs, professional fees, lease expense and depreciation and sample and survey costs, offset by a decrease in panel costs, systems and bandwidth costs, and employee costs.
Data costs increased $6.0 million due to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services, including increases in our long-term contracts with MVPDs. Professional fees increased $1.5 million due to an increase in data governance consulting services to improve operational processes. Lease expense and depreciation increased $0.8 million primarily due to increased depreciation related to capitalized software. Sample and survey costs increased $0.8 million due to increased costs associated with specialized sample projects, which are ultimately charged to the customer. Offsetting these increases is a decrease of $1.1 million in panel costs due to lower costs associated with the incentive plans used in certain countries and the use of more cost-effective recruitment solutions. Systems and bandwidth costs decreased $1.1 million due to our ongoing technology transformation to reduce complexity, increase capacity, and transition to a cloud-based environment from data centers. Employee costs decreased $0.6 million primarily due to a decrease in stock-based compensation.
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

	Three Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$18,591	19.2%	$24,237	23.9%	$(5,646)	(23.3)%
Lease expense and depreciation (1)	1,599	1.7%	1,824	1.8%	(225)	(12.3)%
Travel	880	0.9%	1,314	1.3%	(434)	(33.0)%
Professional fees	754	0.8%	972	1.0%	(218)	(22.4)%
Other	1,505	1.6%	1,300	1.3%	205	15.8%
Total selling and marketing expenses	$23,329	24.1%	$29,647	29.2%	$(6,318)	(21.3)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended June 30, 2018 is not comparable to the three months ended June 30, 2019 due to our adoption of ASC 842.
Selling and marketing expenses decreased by $6.3 million, or 21.3%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in employee costs as a result of a decrease in stock compensation expense and lower headcount.

	Six Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$38,954	19.6%	$44,475	21.5%	$(5,521)	(12.4)%
Lease expense and depreciation (1)	3,205	1.6%	3,972	1.9%	(767)	(19.3)%
Travel	1,704	0.9%	2,320	1.1%	(616)	(26.6)%
Professional fees	1,460	0.7%	2,137	1.0%	(677)	(31.7)%
Other	2,846	1.4%	2,648	1.3%	198	7.5%
Total selling and marketing expenses	$48,169	24.2%	$55,552	26.8%	$(7,383)	(13.3)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the six months ended June 30, 2018 is not comparable to the six months ended June 30, 2019 due to our adoption of ASC 842.
Selling and marketing expenses decreased by $7.4 million, or 13.3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily the result of a decrease in employee costs, lease expense and depreciation, professional fees and travel.
Employee costs decreased $5.5 million primarily as a result of a decrease in stock compensation expense and lower headcount. Lease expense and depreciation decreased $0.8 million primarily as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and a decrease in lease expense as a result of various lease terminations. Professional fees decreased $0.7 million primarily due to reduced use of consultants in selling and marketing activities. Travel decreased $0.6 million as part of our ongoing corporate efforts to increase operational efficiency and reduce costs.
Research and Development
Research and development expenses include new product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products and third-party data costs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense related to general purpose equipment and software.

	Three Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$13,018	13.4%	$17,051	16.8%	$(4,033)	(23.7)%
Lease expense and depreciation (1)	1,498	1.5%	1,704	1.7%	(206)	(12.1)%
Technology	1,040	1.1%	1,261	1.2%	(221)	(17.5)%
Professional fees	840	0.9%	429	0.4%	411	95.8%
Other	487	0.5%	444	0.4%	43	9.7%
Total research and development expenses	$16,883	17.4%	$20,889	20.6%	$(4,006)	(19.2)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended June 30, 2018 is not comparable to the three months ended June 30, 2019 due to our adoption of ASC 842.
Research and development expenses decreased by $4.0 million, or 19.2%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in employee costs due to a decrease in stock compensation expense and lower headcount.

	Six Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$26,788	13.4%	$31,717	15.3%	$(4,929)	(15.5)%
Lease expense and depreciation (1)	3,066	1.5%	3,531	1.7%	(465)	(13.2)%
Professional fees	2,209	1.1%	951	0.5%	1,258	132.3%
Technology	2,119	1.1%	2,573	1.2%	(454)	(17.6)%
Other	917	0.5%	833	0.4%	84	10.1%
Total research and development expenses	$35,099	17.6%	$39,605	19.1%	$(4,506)	(11.4)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the six months ended June 30, 2018 is not comparable to the six months ended June 30, 2019 due to our adoption of ASC 842.
Research and development expenses decreased by $4.5 million, or 11.4%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in employee costs offset by an increase in professional fees. Employee costs decreased $4.9 million primarily due to a decrease in stock compensation expense and lower headcount. The decrease in expense was offset by an increase in professional fees of $1.3 million due to an increase in data governance consulting services.
General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of lease expense and other facilities-related costs, depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.

	Three Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$8,548	8.8%	$15,764	15.5%	$(7,216)	(45.8)%
Professional fees	4,770	4.9%	6,137	6.1%	(1,367)	(22.3)%
Lease expense and depreciation (1)	651	0.7%	1,070	1.1%	(419)	(39.2)%
Transition services agreement	—	—%	2,183	2.2%	(2,183)	(100.0)%
Other	2,963	3.1%	3,545	3.5%	(582)	(16.4)%
Total general and administrative expenses	$16,932	17.5%	$28,699	28.3%	$(11,767)	(41.0)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended June 30, 2018 is not comparable to the three months ended June 30, 2019 due to our adoption of ASC 842.
General and administrative expenses decreased by $11.8 million, or 41.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in employee costs, transition services agreement costs, and professional fees. Employee costs decreased $7.2 million primarily due to a decrease in stock compensation expense. Professional fees decreased by $1.4 million primarily as a result of lower audit and compliance costs, offset by transaction costs associated with the sale of shares of Common Stock and warrants in the Private Placement. Transition services agreement costs decreased $2.2 million as a result of the completion of the three-year Digital Analytix ("DAx") transition services agreement in January 2019.

	Six Months Ended June 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$19,809	9.9%	$22,405	10.8%	$(2,596)	(11.6)%
Professional fees	9,559	4.8%	11,880	5.7%	(2,321)	(19.5)%
Lease expense and depreciation (1)	1,311	0.7%	2,159	1.0%	(848)	(39.3)%
Transition services agreement	667	0.3%	4,848	2.3%	(4,181)	(86.2)%
Other	5,131	2.6%	6,068	2.9%	(937)	(15.4)%
Total general and administrative expenses	$36,477	18.3%	$47,360	22.8%	$(10,883)	(23.0)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the six months ended June 30, 2018 is not comparable to the six months ended June 30, 2019 due to our adoption of ASC 842.
General and administrative expenses decreased by $10.9 million, or 23.0%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in transition services agreement costs, employee costs, professional fees, and lease expense and depreciation. Transition services agreement costs decreased $4.2 million as a result of the completion of the three-year DAx transition services agreement in January 2019. Professional fees decreased by $2.3 million primarily as a result of lower audit and compliance costs, offset by transaction costs associated with the sale of shares of Common Stock and warrants in the Private Placement. Employee costs decreased $2.6 million primarily due to a decrease in stock compensation expense, offset by an increase of $3.3 million in severance expense related to the departure of our CEO and President in March 2019. Lease expense and depreciation decreased $0.8 million as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and a decrease in lease expense as a result of various lease terminations and executed sublease agreements.
Investigation and Audit Related
Investigation and audit related expenses were $2.4 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $36.8 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in investigation and audit related expenses in 2019 as compared to 2018 is due to the conclusion of the Audit Committee investigation and multi-year audit in 2018. We will continue to incur legal fees until the conclusion of the SEC investigation regarding the Company and prior Company management.
Settlement of Litigation, Net
Settlement of litigation, net, consists of losses (or expected losses) from the settlement of various litigation matters. The net settlement of litigation expense for the three and six months ended June 30, 2019 relates to our estimate of the Company's probable liability in connection with the SEC investigation. The net settlement of litigation expense for the three and six months ended June 30, 2018 primarily relates to the settlement and final resolution of the federal securities class action and the derivative actions.

Organizational Restructuring
In 2017, we implemented a reduction in force plan that resulted in the termination of approximately 10% of our workforce. That plan was complete as of December 31, 2018.
During 2018, our Board of Directors authorized management to implement further reductions in headcount (less than 10%) and rationalize our portfolio of leased properties, which resulted in the termination of one operating lease, the extension of the lease related to our headquarters, and the sublease of office space in various locations. In connection with the 2018 restructuring plans, we expect to incur total exit-related costs of up to $13.0 million, including $10.3 million that was recorded in 2018. The remaining expense is expected to be recognized through the remainder of 2019 primarily as stock-based compensation.
In the second quarter of 2019, our Board of Directors authorized management to implement an additional reduction in force plan. The reduction in force was implemented in order to reduce costs and better align resources with business priorities. In connection with the 2019 restructuring plan, we expect to incur total exit-related costs of up to $4.0 million, including $3.3 million that was recorded in the second quarter of 2019. The remaining expense is expected to be recognized during the third quarter of 2019.
We recognized restructuring expense of $2.9 million during the three months ended June 30, 2019, compared with $3.8 million during the three months ended June 30, 2018. We recognized restructuring expense of $2.9 million during the six months ended June 30, 2019, compared with $5.1 million during the six months ended June 30, 2018.
Impairment of Goodwill and Intangible Asset
In the second quarter of 2019, as a result of a sustained decline in our stock price and market capitalization, changes in management, and lower revenue, among other factors, we performed an interim impairment review of our goodwill and long-lived assets. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $224.3 million impairment charge in the second quarter.
We also recorded a $17.3 million impairment charge related to our 2015 strategic alliance (the "strategic alliance") intangible asset. Changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the quarter, resulted in a change in our long-term view of the viability of the intangible asset. As such, our assessment yielded that the benefit of the alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach, resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million. While this is a non-cash charge, it is expected to reduce amortization expense by $3.0 million on an annualized basis.
For further information refer to Footnote 4, Goodwill and Intangible Assets and Item 2, Critical Accounting Policies.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income consists of interest earned from our cash and cash equivalent balances and imputed interest on our minimum commitment agreements with WPP plc and its affiliates. Interest expense relates to interest on our senior secured convertible notes ("Notes") and our finance leases of computer equipment and automobiles.
During the three months ended June 30, 2019 and 2018, we incurred interest expense, net of $8.2 million and $4.1 million, respectively, and $15.0 million and $7.0 million during the six months ended June 30, 2019 and 2018, respectively. The increase in interest expense, net was primarily driven by the increase in the interest rate on our Notes from 6.0% to 12.0% in January 2019. For more information regarding the change in interest rate, refer to Footnote 5, Long-term Debt.
Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not part of our regular operations.
Transition services agreement income represents Adobe Inc.'s reimbursement of costs incurred under the DAx transition services agreement and is offset as expense in general and administrative expenses. Reimbursement under the transition services agreement ended in January 2019.

The following is a summary of other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Change in fair value of financing derivatives	$(3,000)	$(2,280)	$1,100	$(4,460)
Change in fair value of investment in equity securities	(304)	714	(2,016)	265
Transition services agreement income	—	2,182	534	4,847
Other	223	191	270	232
Total other (expense) income, net	$(3,081)	$807	$(112)	$884
Other (expense) income, net for the three and six months ended June 30, 2019 was driven primarily by the change in fair value of our financing derivatives, offset by a decrease in the DAx transition services agreement as well as a further decline in the fair value of our investment in equity securities, due to a decline in the investment's stock price. Other (expense) income, net for the three and six months ended June 30, 2018 primarily relates to activity under the DAx transition services agreement, in addition to the changes in fair value of our financing derivatives and equity securities investment.
(Loss) Gain from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. For the three and six months ended June 30, 2019, the loss from foreign currency transactions was $0.5 million and $0.4 million, respectively. The losses were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar, Euro, and Brazilian Real exchange rates and the U.S. Dollar against the Euro and Canadian Dollar exchange rates. For the three and six months ended June 30, 2018, the gain from foreign currency transactions was $1.0 million and $0.1 million, respectively. The gains were primarily driven by fluctuations in the U.S. Dollar to Euro and Chilean Peso exchange rates.
Provision for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity.
During the three and six months ended June 30, 2019, we recorded an income tax benefit of $4.5 million and $3.3 million, resulting in an effective tax rate of 1.6% and 1.1%, respectively. A deferred income tax benefit of $5.0 million related to the impairment of goodwill is included in these amounts. During the three and six months ended June 30, 2018, we recorded an income tax provision of $2.1 million and $3.5 million, resulting in an effective tax rate of 3.9% and 3.4%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the valuation allowance against our domestic deferred tax assets.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Footnote 2, Summary of Significant Accounting Policies.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, and to comply with a covenant under our Notes (described below), we are disclosing herein Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and non-GAAP net loss, each of which are non-GAAP financial measures used by our management to understand and evaluate our core operating performance and trends. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, as they permit our investors to view our core business performance using the same metrics that management uses to evaluate our performance.
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets and finance leases. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring expense; transaction costs related to the issuance of equity securities; non-cash impairment charges; and non-cash changes in the fair value of financing derivatives and investments in equity securities.
We define non-GAAP net loss as GAAP net income (loss) plus or minus stock-based compensation expense and amortization of intangible assets, as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring expense; transaction costs related to the issuance of equity securities; non-cash impairment charges; and non-cash changes in the fair value of financing derivatives and investments in equity securities. We changed our definition of non-GAAP net loss in 2018 to adjust for amortization of intangible assets, a change that is intended to better reflect our core operating performance.
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

•
Adjusted EBITDA and non-GAAP net loss do not reflect cash payments relating to fees incurred in connection with issuance of equity securities, restructuring, litigation and the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional, consulting or other fees incurred in connection with our prior-year audits and certain legal proceedings, all of which represent a reduction in cash available to us;

•	Adjusted EBITDA and non-GAAP net loss do not consider the impact of stock-based compensation and similar arrangements that represent dilution to our existing stockholders;

•	Adjusted EBITDA and non-GAAP net loss do not consider impairment of goodwill and long-lived assets, which represents a decline in the value of our assets;

•	Adjusted EBITDA and non-GAAP net loss do not consider possible cash gains or losses related to our financing derivatives or investment in equity securities; and

•	Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
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
Under our Notes, we are required to disclose Consolidated EBITDA, a non-GAAP financial measure, on a quarterly basis. Consolidated EBITDA, as defined for purposes of the Notes, was the same as Adjusted EBITDA as presented below.

The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net loss (GAAP)	$(279,533)	$(55,977)	$(307,047)	$(107,427)

Income tax (benefit) provision	(4,463)	2,101	(3,292)	3,516
Interest expense, net	8,242	4,124	15,001	7,029
Depreciation	3,005	4,276	6,111	8,839
Amortization expense of finance leases	787	—	1,361	—
Amortization of intangible assets	8,076	8,266	16,181	16,810
EBITDA	(263,886)	(37,210)	(271,685)	(71,233)

Adjustments:
Stock-based compensation	4,304	22,999	11,257	24,880
Investigation and audit related	2,354	4,883	3,196	36,750
Settlement of litigation, net	5,000	5,250	5,000	5,250
Restructuring	2,949	3,833	2,879	5,090
Impairment of goodwill	224,272	—	224,272	—
Impairment of intangible asset	17,308	—	17,308	—
Private placement issuance cost	1,154	—	1,154	—
Other expense, net (1)	3,304	1,506	916	4,135
Adjusted EBITDA	$(3,241)	$1,261	$(5,703)	$4,872
(1) Adjustments to other expense, net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other (expense) income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net loss (GAAP)	$(279,533)	$(55,977)	$(307,047)	$(107,427)

Adjustments:
Stock-based compensation	4,304	22,999	11,257	24,880
Investigation and audit related	2,354	4,883	3,196	36,750
Amortization of intangible assets (1)	8,076	8,266	16,181	16,810
Settlement of litigation, net	5,000	5,250	5,000	5,250
Restructuring	2,949	3,833	2,879	5,090
Impairment of goodwill	224,272	—	224,272	—
Impairment of intangible asset	17,308	—	17,308	—
Private placement issuance cost	1,154	—	1,154	—
Other expense, net (2)	3,304	1,506	916	4,135
Non-GAAP net loss	$(10,812)	$(9,240)	$(24,884)	$(14,512)
(1) In the fourth quarter of 2018, amortization of intangible assets was added as an adjustment in our calculation of non-GAAP net loss. Prior year non-GAAP net loss has been recast to include this adjustment, which is intended to better reflect our core operating performance.
(2) Adjustments to other expense, net, reflect non-cash changes in the fair value of financing derivatives and equity securities investment included in other (expense) income, net on our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(10,704)	$(74,369)
Net cash used in investing activities	(6,807)	(6,515)
Net cash provided by financing activities	21,048	90,083
Effect of exchange rate changes on cash, cash equivalents and restricted cash	91	(1,136)
Net increase in cash, cash equivalents and restricted cash	3,628	8,063
Our principal uses of cash historically consisted of cash paid for payroll and other operating expenses, payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers, and service of our debt and lease facilities. We have incurred significant professional fees primarily consisting of legal, forensic accounting and related advisory services as a result of our Audit Committee's investigation and subsequent audit and compliance efforts relating to the filing of our Annual Report on Form 10-K for the year ended December 31, 2017, or 2017 10-K.
As of June 30, 2019, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $53.8 million, including $4.9 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our prior years' consolidated financial statements, resulted in a need to secure long-term financing. In 2018, we entered into agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which we issued and sold to Starboard a total of $204.0 million in Notes as well as warrants to purchase shares of our common stock, par value $0.001 per share (the "Common Stock") in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. See "Issuance and Sale of Senior Secured Convertible Notes and Warrants" below.
Prior to April 2019, we paid our quarterly accrued interest liability on the Notes in cash. In April 2019 and July 2019, we paid our quarterly accrued interest liability on the Notes through the issuance of Common Stock.
In June 2019, in order to increase our liquidity and maintain compliance with the minimum cash balance covenant in the Notes described below, we issued 2,728,513 shares of our Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. See "Issuance and Sale of Common Stock and Warrants" below.
Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and legal proceedings and management changes, as well as payment of expenses incurred in prior periods in addition to current-period expenses. Our liquidity could also be negatively affected by the interest rate reset feature of the Notes, which increased the interest rate for the Notes from 6.0% to 12.0%, effective January 30, 2019 through January 30, 2020. For additional information on the interest rate reset feature, refer to Item 3, Quantitative and Qualitative Disclosures About Market Risk. Finally, our liquidity could be significantly affected if we are unable to maintain compliance with the affirmative and negative covenants in our Notes, including the minimum cash balance requirement described below. If we fail to comply with our covenants, we could be required to redeem the Notes at a premium. The source of funds for any such redemption would be our available cash or, possibly, other financing. Based on our current plans, including actions within management's control, we do not anticipate a breach of these covenants that would result in an event of default under the Notes; however, any such breach could have a material impact on our liquidity.
We continue to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing transaction, in order to best position the company for future success. We believe that our sources of funding, after taking into account the financing transactions described below and the restructuring actions described in Footnote 13, Organizational Restructuring, will be sufficient to satisfy our currently anticipated requirements for at least the next 12 months. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing.
Restricted Cash
Restricted cash represents our requirement to collateralize outstanding letters of credit and lines of credit related to certain of our corporate credit card programs, as well as certain international treasury exposure. As of June 30, 2019 and December 31, 2018, we had $4.9 million and $6.1 million of restricted cash, respectively. The decrease was due to the release of collateralized cash for international payroll processing.

Letters of Credit
On June 1, 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of June 30, 2019, $3.5 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Sale-Leaseback Financing Transaction
In June 2019, we entered into an arrangement with a vendor to sell and lease back certain previously acquired computer and other equipment. The arrangement, which resulted in cash proceeds of $4.3 million to us in June 2019, requires lease payments over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the lease term.
Issuance and Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 2,728,513 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 11,654,033 shares of Common Stock (the "Private Placement"). The warrants are exercisable at various prices and, in certain circumstances, could result in an additional $30.0 million in proceeds within 12 months. Pursuant to the Private Placement, which closed on June 26, 2019, we agreed to a 105-day lockup period related to any future offering of equity or equity-linked securities and also agreed to provide CVI with registration rights. For additional information on the Private Placement, refer to Footnote 11, Stockholders' Equity.
Issuance and Sale of Senior Secured Convertible Notes and Warrants
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of the Notes as of June 30, 2019 to $204.0 million.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (set at $40.0 million beginning on the date we file our Form 10-Q for the quarterly period ended June 30, 2019) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the Notes covenants as of June 30, 2019. As discussed above, any breach of these covenants could have a significant negative effect on our liquidity.
For additional information on the Notes, refer to Footnote 5, Long-term Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our Ratings and Planning, Analytics and Optimization, and Movies Reporting and Analytics products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services. We have also incurred significant professional fees relating to the Audit Committee's investigation, subsequent audit and compliance efforts, management changes, and various legal proceedings.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of goodwill and intangible asset, stock-based compensation, deferred tax (benefit) provision, change in the fair value of financing derivatives and equity securities, accretion of debt discount, and amortization of deferred financing costs.
Net cash used in operating activities for the six months ended June 30, 2019 was $10.7 million compared to net cash used of $74.4 million for the six months ended June 30, 2018. The decrease in cash used in operating activities during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to an increase in the year-to-date net losses of $199.6 million, offset by a shift in changes in operating assets and liabilities from a net increase of $16.9 million for the six months ended June 30, 2019 as compared to a net decrease of $27.1 million for the six months ended June 30, 2018, a decrease in stock-based compensation expense recognized of $13.9 million, a decrease in depreciation expense, and a change from a deferred tax provision to a deferred tax benefit.
During the three months ended June 30, 2019, our working capital was negatively impacted by an increase in accounts payable of $2.1 million and an increase in accrued liabilities of $12.7 million over the previous quarter (ended March 31, 2019), due in part to delayed payment of certain expenses incurred in the ordinary course of business. During the three months ended June 30, 2019, we took certain steps, including delayed payment of expenses, in order to maximize our flexibility and plan for potential liquidity needs prior to closing the Private Placement on June 26, 2019.
Investing Activities
Cash used in investing activities primarily consists of payments related to purchases of computer and network equipment to support our technical infrastructure, furniture and equipment, and capitalized internal-use software costs. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base and introduce new digital formats.
Net cash used in investing activities for the six months ended June 30, 2019 was $6.8 million compared to net cash used in investing activities of $6.5 million for the six months ended June 30, 2018. This increase in cash used in investing activities was mainly attributable to increased costs of $0.4 million to develop internal-use software and a $0.6 million increase in purchases of property and equipment primarily related to leasehold improvements in our headquarters office in Reston, Virginia, a portion of which has been reimbursed by our landlord. Cash used in investing activities was offset by $0.7 million in cash received from the sale of a portion of our investment in equity securities.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2019 was $21.0 million compared to net cash provided by financing activities of $90.1 million during the six months ended June 30, 2018. The change was largely due to gross cash proceeds of $100.0 million from the 2018 issuance of Notes, as well as a $4.7 million decrease in proceeds from our subscription receivables (as the associated contracts ended in 2018), offset by $20.0 million in gross proceeds from the sale of shares of Common Stock and warrants in the Private Placement, $4.3 million in proceeds from the sale-leaseback transaction described above, a decrease in payment of debt issuance costs of $5.1 million, a decrease in principal payments on finance lease and software license arrangements, and a decrease in tax payments related to net share settlement of equity awards.
Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature.
In the second quarter of 2019, we entered into a $4.4 million equipment lease and also executed a sale-leaseback transaction. See Footnote 10, Leases for more details regarding our lease portfolio and Footnote 5, Long-term Debt for more information on the sale-leaseback transaction.
The information set forth below summarizes our contractual obligations as of June 30, 2019 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$81,722	$13,021	$23,677	$18,050	$26,974
Finance lease obligations	5,805	2,398	3,324	83	—
Software license arrangements	1,096	633	463	—	—
Sale-leaseback financing transaction	4,775	2,239	2,536	—	—
Long-term debt obligations	204,000	—	204,000	—	—
Unconditional purchase obligations with MVPDs	122,268	40,190	54,119	27,959	—
Other purchase obligations	706	706	—	—	—
Total	$420,372	$59,187	$288,119	$46,092	$26,974
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including expenses from ongoing compliance efforts and related to various legal proceedings, as well as trade payables and service of our debt and lease facilities. To the extent that our existing cash, cash equivalents and operating cash flow, together with any proceeds from the exercise of warrants sold in the Private Placement, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue additional equity securities in order to raise additional funds or pay interest on the Notes, further dilution to existing stockholders may occur.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than certain purchase obligations with MVPDs, which are disclosed in the Contractual Payment Obligations table above.
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
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments. Other than our accounting policies related to the accounting for warrants and the impairment charges recorded for goodwill and long-lived assets, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2018 10-K.
Accounting for Warrants
During the second quarter of 2019, we issued warrants which were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the warrants is determined using a Monte Carlo simulation analysis within an option pricing model. The fair value estimate is determined using an estimate for the Company's credit rating, probability of change of control, dividend yield, risk-free rate, remaining term of the warrants and volatility. The valuation is derived from techniques which utilize unobservable Level 3 inputs.
The fair value of the warrants is estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date with the remaining term of the related warrant. The primary sensitivity in the valuation of each warrant liability is driven by our Common Stock price at the measurement date and the observable volatility of the Common Stock.
Refer to Footnote 11, Stockholders' Equity for the significant unobservable inputs used to determine the fair value of the warrants as of June 30, 2019.
Impairment of Long-Lived Assets
Our long-lived assets consist of property and equipment and finite-lived intangible assets. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group's carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis.
During the second quarter of 2019, we evaluated our strategic alliance asset group for recoverability. Our assessment considered the changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the quarter, which resulted in a change in our long-term view of the viability of the intangible asset. As such, our analysis yielded that the benefit of the strategic alliance would not be realized and the related investment would not be recoverable. The fair value of the strategic alliance intangible asset was estimated using the income approach, resulting in a non-cash impairment charge for the full carrying value of the asset. Consequently, we recorded a $17.3 million impairment charge during the three months and six months ended June 30, 2019 in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require future adjustments to recorded asset balances.

Goodwill
Goodwill is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit with its carrying value. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; limited to the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.

We have one reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value. We initially assess qualitative factors to determine if it is necessary to perform the goodwill impairment review. We review the goodwill for impairment if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying value, or if we decide to bypass the qualitative assessment. We monitor for events and circumstances that could negatively impact the key assumptions used in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in our market capitalization, and general industry, market and macro-economic conditions.

As of June 30, 2019, we concluded that it was more likely than not that the estimated fair value of our reporting unit was less than its carrying value. As such, further analysis was required. In our assessment, we considered a sustained decline of our stock price during the three months ended June 30, 2019 and the related market capitalization as of the valuation date both in absolute terms and relative to our peers. Other relevant factors such as the resignation of members of our senior management team, lower revenue and continued negative operating cash flows were considered. Accordingly, we performed an interim quantitative goodwill impairment test as of June 30, 2019, relying in part on the work of an independent valuation firm engaged by us to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.

We used a discounted cash flow model to determine the estimated fair value of the reporting unit. We made estimates and assumptions, including expectations of future cash flows, growth rates, tax rates, and discount rates, in developing the present value of projected cash flows. Cash flow forecasts are generally based on operating plans for upcoming years and historical relationships in subsequent years. The following assumptions are significant to our discounted cash flow analysis:

Projected Financial Performance: Expected future cash flows and growth rates are based upon assumptions of our future revenue growth and operating costs. Actual results of operations and cash flows will likely differ from those utilized in our discounted cash flow analysis, and it is possible that those differences could be material. We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in our market capitalization, and general industry, micro and macro-economic conditions.

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

Discount rate: Our reporting unit's future cash flows are discounted at a rate that is consistent with our weighted-average cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital.

In addition, we used a market-based approach to estimate the value of our reporting unit. The market value is estimated by comparing the reporting unit to other publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of the reporting unit is based on pricing multiples of certain financial parameters observed in the comparable companies. We also made estimates and assumptions for market values to determine the reporting unit’s estimated fair value.

Goodwill allocated to our single reporting unit immediately prior to the June 30, 2019 interim impairment test was $641.0 million. The results of the interim impairment test indicated that the carrying value of our reporting unit exceeded the fair value by $224.3 million. The decrease in our reporting unit's fair value was primarily due to current and estimated short-term future performance, which impacted the estimated operating cash flows, and a higher discount rate mainly due to an increase in the company-specific risk premium. Accordingly, we recorded an impairment charge of $224.3 million for the three months and six months ended June 30, 2019 in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

It is possible that future changes in our circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting unit, could require us to record additional non-cash impairment charges in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are subject to interest rate risk in connection with the Notes, and we hold derivative financial instruments and have outstanding warrants that are subject to market risk. We also have foreign currency exchange rate risk from our global operations, although we do not believe this risk to be significant. Finally, during the three and six months ended June 30, 2019, we held equity securities that were subject to market risk. Except as set forth below, there have been no material changes in our exposure to market risk during the three and six months ended June 30, 2019 as compared to our market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2018 10-K.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of June 30, 2019, the interest rate on the Notes was 12.0% per year. The interest rate resets at each of January 30, 2020 and February 1, 2021 (each an "Interest Reset Date") based on the then-applicable Conversion Premium which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

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
As of June 30, 2019, the VWAP of our Common Stock for the immediately preceding ten consecutive trading days was $7.15, which would equate to a 4.38 Conversion Premium and, accordingly, would not result in a change to the current 12.0% annual interest rate on the outstanding Notes if June 30, 2019 were an Interest Reset Date. As discussed in Footnote 5, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares, and we elected to do so for the interest payments made on April 1, 2019 and July 1, 2019.
Warrants liability financial instrument risk
As a result of having $10.8 million in liability related to outstanding warrants as of June 30, 2019, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of each warrant, and the number of shares potentially issuable under certain warrants, is impacted by changes in the market price of our Common Stock. As of June 30, 2019, a 10% increase in our stock price would result in a $0.1 million decrease in the fair value of the warrants and a 118,936 decrease in potential issuable shares under the warrants, while a 10% decrease in our stock price would result in a $0.2 million increase in the fair value of the warrants and a 198,522 increase in potential issuable shares under the warrants, in each case on an aggregate basis.
For further information regarding our outstanding warrants, see Footnote 11, Stockholders' Equity.

Interest rate reset derivative financial instrument, equity price risk, and foreign currency risk
For discussion of market risk associated with our interest rate reset derivative financial instrument, equity price risk, and foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2018 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, these disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the existence of an unremediated material weakness in our internal control over financial reporting, which is described in Item 9A, "Controls and Procedures" of our 2018 10-K.
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
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as disclosed under "Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting" below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Material Weakness in Internal Control Over Financial Reporting
As discussed in Item 9A, "Controls and Procedures" of the 2018 10-K, we identified an unremediated material weakness in the area of revenue accounting as of December 31, 2018. Prior to December 31, 2018, we designed and implemented new controls to compensate for the complexity of our accounting for revenue contracts and our dependence on manual processes. Due to the timing of the design and implementation of these controls during the fourth quarter of 2018, however, there was insufficient time to consistently execute against their design as of December 31, 2018. During the second quarter of 2019, we continued to enhance and execute revenue controls related to evidence of product or service delivery in revenue accounting. We will continue to evaluate the results of our control assessments and testing procedures to determine whether the new controls have been designed appropriately and are operating effectively, and whether the material weakness has been remediated. We expect that our remediation efforts will continue through 2019, with the goal to fully remediate the material weakness during 2019.
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
For a discussion of material legal proceedings in which we are involved, please refer to Footnote 12, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed below, in Item 1A "Risk Factors" of our 2018 10-K and in Item 1A "Risk Factors" of our report on Form 10-Q for the period ended March 31, 2019 (the "Q1 2019 10-Q") before you decide whether to invest in our Common Stock. The risks identified below and in our 2018 10-K and Q1 2019 10-Q could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2018 10-K and Q1 2019 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
We are currently subject to an SEC investigation, the resolution of which could require significant management time and attention, result in significant legal expenses, and result in government enforcement actions or findings, any of which could have a material and adverse impact on our results of operations, financial condition, liquidity and cash flows.
As previously disclosed, the SEC is investigating allegations with respect to the Company regarding revenue recognition, internal controls, non-GAAP disclosures, tone at the top and whistleblower retaliation. We continue to cooperate fully with the SEC. To date, we have incurred significant costs in connection with the SEC investigation, and we expect these costs to continue until the matter is fully resolved. Any related legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties, findings and reputational harm, as well as significant defense and other costs. As of June 30, 2019, we have accrued a $5.0 million liability in connection with the SEC investigation, which we have determined is a reasonable estimate of our probable liability in connection with this matter. Nevertheless, we cannot predict with certainty the losses we may incur in this matter or the financial or reputational impact of any findings made by the SEC.
We have entered into indemnification agreements with our current and former directors and certain of our officers, and our amended and restated certificate of incorporation requires us to indemnify each of our directors and officers, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage may not cover all claims that may be brought against us or our current and former directors and officers, and insurance coverage may not continue to be available to us at a reasonable cost or at all. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially and adversely affect our business, prospects, results of operations and financial condition.
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
Matters relating to or arising from the restatement and the SEC investigation, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition.
We have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements and the SEC investigation, and we may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment, the impact of the SEC investigation and any related findings, and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.

We may not be able to generate or obtain sufficient cash to service our debt and lease facilities or trade payables.
We currently have, and will likely continue to have, a substantial amount of indebtedness (in the form of the Notes) and lease facilities, as well as trade payables, including expenses incurred in prior periods. These obligations could require us to use a large portion of our cash flow from operations to service our debt and lease facilities and pay accrued expenses. They could also limit our flexibility to invest in our business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
We expect to obtain the funds to pay our expenses and meet our financial obligations under the Notes from cash flow from our operations and, potentially, from other debt and/or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations to vendors could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers. It could also lead to costly litigation.
If our cash flow and capital resources prove inadequate to allow us to pay the interest and principal on the Notes when due and meet our other financial obligations, we could face substantial liquidity challenges and might be required to dispose of material assets or operations, restructure or refinance our debt (which we may be unable to do on acceptable terms) or forego attractive business opportunities. In addition, the terms of our existing or future financing agreements may restrict us from pursuing these alternatives. Failure to meet our obligations under the Notes could lead to an Event of Default (as defined in the Notes), which could have important consequences including, potentially, forcing us into bankruptcy or liquidation.
The issuance of shares of Common Stock upon conversion of, or payment of interest on, our Notes and the exercise of warrants to purchase our Common Stock could substantially dilute your investment and could impede our ability to obtain additional financing.
Our Notes are convertible into, and our warrants are exercisable for, shares of our Common Stock and give the holders thereof an opportunity to profit from a rise in the market price of our Common Stock such that conversion or exercise thereof will result in dilution of the equity interests of our stockholders. Further, the issuance of shares of our Common Stock, at our election, in lieu of cash, in payment of interest on the Notes, has and would result in dilution of the equity interests of our other stockholders. Except for our Series B-1 and Series B-2 warrants (which allow us to force an exercise in certain circumstances), we have no control over whether the holders of Notes and warrants will exercise their right, in whole or in part, to convert their Notes or exercise their warrants. Additionally, the number of shares of Common Stock that may initially be purchased upon exercise of our Series C warrant (the "Initial Exercise") is calculated based a future, volume weighted average price of our Common Stock, and the number of shares issuable under our Series A warrant will be increased by the number of shares issued pursuant to the Initial Exercise of the Series C warrant. For these reasons, we are unable to forecast or predict with any certainty the total number of shares of Common Stock that may be issued under the Notes and warrants. The existence and potentially dilutive impact of the Notes and our warrants may prevent us from obtaining additional financing in the future on acceptable terms, or at all.
The terms of our Notes, our warrants and our registration rights agreements with certain investors could impede our ability to enter into corporate transactions or obtain additional financing and could result in our paying premiums or penalties to the holders of the Notes and warrants.
The terms of our Notes and our warrants require us, upon the consummation of any "Fundamental Transaction" (as defined in the Notes and the warrants), to cause any successor entity resulting from such Fundamental Transaction to assume all of our obligations under the Notes and warrants and the associated transaction documents. Further, the terms of the Notes and the warrants could impede our ability to enter into certain transactions or obtain additional financing in the future.
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
Our registration rights agreement with Starboard provides that in the event that the registration statement required to be filed under the Starboard registration rights agreement ceases to be effective and available to the selling stockholders party thereto under certain circumstances, we must pay to the selling stockholders on the 121st day after the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount equal to 1.0% of the Conversion Amount (as defined in the Notes), subject to a maximum of 3.0% of the aggregate principal amount outstanding under the Notes for any 30-day period. Our registration rights agreement with CVI provides that in the event that the registration statement required to be filed under the CVI registration rights agreement ceases to be effective and available to the selling stockholder party thereto under certain circumstances, we must pay to the selling stockholder on the date of the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount equal to 2.0% of the Purchase Price (as defined in the CVI purchase agreement), subject to a maximum of 8.0% of the Purchase Price.

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
The total principal amount of convertible notes held by Starboard as of June 30, 2019 was $204.0 million. The Notes are convertible, at the option of Starboard, into shares of Common Stock at a conversion price of $31.29 per share. Interest on the Notes is payable, at our option, in cash or through the issuance of PIK Interest Shares. Any PIK Interest Shares so issued are valued at the arithmetic average of the VWAP of our Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date.
In addition, we have the right to conduct a rights offering (the "Rights Offering") for up to $150.0 million in senior secured convertible notes (the "Rights Offering Notes"). The Rights Offering Notes would be substantially similar to the Notes, except with respect to, among other things, the conversion price thereof, which would be equal to 130% of the closing price of our Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Interest on the Rights Offering Notes would also be payable, at our option, in cash or through the issuance of PIK Interest Shares.
Pursuant to the CVI purchase agreement, we granted to CVI warrants to initially purchase up to 11,654,033 shares of Common Stock. The number of shares of Common Stock that may be purchased pursuant to the Initial Exercise of our Series C warrant is tied to a future price of our Common Stock, and the number of shares issuable under our Series A warrant will be increased by the number of shares issued pursuant to the Initial Exercise of the Series C warrant. Therefore, the number of shares issuable upon exercise of these warrants is variable, subject to a maximum number of shares.
As of June 30, 2019, 929,842 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans, 1,716,465 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans, and 4,807,850 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
The issuance of shares of Common Stock (i) upon the conversion of the Notes or the Rights Offering Notes (if issued), (ii) as payment-in-kind of interest on any such notes through the issuance of PIK Interest Shares, (iii) upon the exercise of warrants, (iv) pursuant to outstanding and future equity awards, or (v) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2019
As described in Footnote 5, Long-term Debt, during 2018, we entered into certain agreements with Starboard, pursuant to which, among other things, we issued and sold to Starboard senior secured convertible notes in exchange for cash and shares of Common Stock. Interest on the Notes is payable on a quarterly basis in arrears, at our option, in cash, or, subject to certain conditions, through the issuance of additional shares of Common Stock ("PIK Interest Shares"). On April 1, 2019, we paid our quarterly accrued interest liability on the Notes for the first quarter through the issuance of 243,261 PIK Interest Shares. In addition, under the agreements, we agreed to grant Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were exercised by Starboard on April 3, 2019 for 323,448 shares of Common Stock. These shares were issued in a private placement without registration in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
As described in Footnote 11, Stockholders' Equity, on June 23, 2019, we entered into a Securities Purchase Agreement with CVI pursuant to which CVI agreed to purchase (i) 2,728,513 shares of our Common Stock at a price of $7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million. These shares and warrants were issued on June 26, 2019 in a private placement without registration in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act. For additional information, including the exercise terms of the warrants, refer to Footnote 11, Stockholders' Equity.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Amended and Restated Bylaws of comScore, Inc (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520).

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

4.4	Series A Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.5	Series B-1 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.6	Series B-2 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.7+#	Series C Warrant Issued to CVI Investments, Inc.

4.8
Registration Rights Agreement, dated June 26, 2019, between comScore, Inc and CVI Investments, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

10.1*+	Restricted Stock Units Award Agreement, dated as of May 22, 2019, by and between comScore, Inc and Chris Wilson

10.2*+	Performance Restricted Stock Units Award Agreement, dated as of May 22, 2019, by and between comScore, Inc. and Chris Wilson

10.3*+	Stock Option Grant Notice and Stock Option Agreement, dated as of May 22, 2019, by and between comScore, Inc. and Chris Wilson

10.4
Securities Purchase Agreement, dated as of June 23, 2019, by and among comScore, Inc. and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2019) (File No. 001-33520)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

	+	Filed herewith
	*	Management contract or compensatory plan or arrangement.
	#	The Series C Warrant filed herewith is a corrected version of the Series C Warrant previously filed as Exhibit 4.4 to the Current Report on Form 8-K filed on June 26, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ Gregory A. Fink
Gregory A. Fink
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)
August 6, 2019