Form 10-Q
period 2019-09-30
COMSCORE, INC.
filed 2019-11-06
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
______________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 1, 2019, there were 70,032,542 shares of the registrant’s Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this 10-Q, and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing or capital expenditures, expectations regarding liquidity and compliance with financing covenants and payment obligations, expectations regarding the introduction of new products, effects of restructuring actions and changes in our management team, regulatory compliance and expected changes in the regulatory landscape affecting our business, internal control improvements, expected impact of litigation and regulatory proceedings, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,839	$44,096
Restricted cash	4,651	6,102
Accounts receivable, net of allowances of $2,182 and $1,597, respectively ($3,936 and $4,024 of accounts receivable attributable to related parties, respectively)	59,417	75,609
Prepaid expenses and other current assets ($1,009 and $484 attributable to related parties, respectively)	16,217	19,972
Total current assets	134,124	145,779
Property and equipment, net	32,609	27,339
Operating right-of-use assets	37,923	—
Other non-current assets	2,363	8,898
Deferred tax assets	2,521	3,991
Intangible assets, net	86,483	126,945
Goodwill	415,806	641,191
Total assets	$711,829	$954,143
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($2,304 and $1,878 attributable to related parties, respectively)	$44,921	$29,836
Accrued expenses ($891 and $4,478 attributable to related parties, respectively)	48,108	58,140
Accrued litigation settlements	6,750	3,500
Contract liability ($2,254 and $2,521 attributable to related parties, respectively)	51,852	64,189
Customer advances	7,706	6,688
Warrants liability	5,905	—
Current operating lease liabilities	6,784	—
Other current liabilities	3,788	6,583
Total current liabilities	175,814	168,936
Financing derivatives (related parties)	23,200	26,100
Senior secured convertible notes (related parties)	182,744	177,342
Non-current operating lease liabilities	44,171	—
Deferred rent	—	10,304
Deferred tax liabilities	325	5,527
Other non-current liabilities ($6,120 and $251 attributable to related parties)	20,355	14,367
Total liabilities	446,609	402,576
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 70,955,367 shares issued and 64,190,571 shares outstanding as of September 30, 2019, and 66,154,626 shares issued and 59,389,830 shares outstanding as of December 31, 2018	64	59
Additional paid-in capital	1,595,402	1,561,208
Accumulated other comprehensive loss	(13,515)	(10,621)
Accumulated deficit	(1,086,747)	(769,095)
Treasury stock, at cost, 6,764,796 shares as of September 30, 2019 and December 31, 2018	(229,984)	(229,984)
Total stockholders' equity	265,220	551,567
Total liabilities and stockholders’ equity	$711,829	$954,143
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues (1)	$94,300	$102,864	$293,482	$310,172

Cost of revenues (1) (2) (3)	47,390	49,446	152,791	148,226
Selling and marketing (1) (2) (3)	20,421	24,866	68,590	80,418
Research and development (1) (2) (3)	14,064	18,742	49,163	58,347
General and administrative (1) (2) (3)	14,064	18,707	50,541	66,067
Investigation and audit related	980	696	4,176	37,446
Amortization of intangible assets	6,970	7,896	23,151	24,706
Impairment of goodwill	—	—	224,272	—
Impairment of intangible asset (1)	—	—	17,308	—
Settlement of litigation, net	(2,100)	—	2,900	5,250
Restructuring (2)	2,270	51	5,149	5,141
Total expenses from operations	104,059	120,404	598,041	425,601
Loss from operations	(9,759)	(17,540)	(304,559)	(115,429)
Interest expense, net (1)	(8,175)	(4,682)	(23,176)	(11,711)
Other income (expense), net	6,733	(1,711)	6,621	(827)
Gain (loss) from foreign currency transactions	1,194	(304)	768	(181)
Loss before income taxes	(10,007)	(24,237)	(320,346)	(128,148)
Income tax (provision) benefit	(552)	(400)	2,740	(3,916)
Net loss	$(10,559)	$(24,637)	$(317,606)	$(132,064)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.42)	$(5.16)	$(2.32)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	64,157,167	58,212,306	61,603,357	56,877,186
Comprehensive loss:
Net loss	$(10,559)	$(24,637)	$(317,606)	$(132,064)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(2,950)	(429)	(2,894)	(2,789)
Total comprehensive loss	$(13,509)	$(25,066)	$(320,500)	$(134,853)

(1) Transactions with related parties are included in the line items above (refer to Footnote 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Stock-based compensation expense is included in the line items above as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$396	$1,248	$1,880	$5,235
Selling and marketing	756	1,860	3,159	8,227
Research and development	469	1,137	1,863	5,453
General and administrative	1,392	2,066	7,368	12,276
Restructuring	129	—	(137)	—
Total stock-based compensation expense	$3,142	$6,311	$14,133	$31,191

(3) Excludes amortization of intangible assets, which is presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(27,514)	—	(27,514)
Foreign currency translation adjustment	—	—	—	(621)	—	—	(621)
Exercise of Common Stock options, net	68,259	—	1,191	—	—	—	1,191
Restricted stock units vested	552,651	1	4,610	—	—	—	4,611
Payments for taxes related to net share settlement of equity awards	(52,853)	—	(1,138)	—	—	—	(1,138)
Stock-based compensation	—	—	5,888	—	—	—	5,888
Balance as of March 31, 2019	59,957,887	$60	$1,571,759	$(11,242)	$(796,655)	$(229,984)	$533,938
Net loss	—	—	—	—	(279,533)	—	(279,533)
Foreign currency translation adjustment	—	—	—	677	—	—	677
Issuance of Common Stock	2,728,513	3	7,575	—	—	—	7,578
Common Stock warrants exercised	323,448	—	—	—	—	—	—
Interest paid in Common Stock	243,261	—	5,134	—	—	—	5,134
Restricted stock units vested	46,078	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(7,218)	—	(72)	—	—	—	(72)
Stock-based compensation	—	—	2,354	—	—	—	2,354
Balance as of June 30, 2019	63,291,969	$63	$1,586,750	$(10,565)	$(1,076,188)	$(229,984)	$270,076
Net loss	—	—	—	—	(10,559)	—	(10,559)
Foreign currency translation adjustment	—	—	—	(2,950)	—	—	(2,950)
Adjustment to issuance of Common Stock	—	—	584	—	—	—	584
Interest paid in Common Stock	856,289	1	6,119	—	—	—	6,120
Restricted stock units vested	54,899	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(12,586)	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	1,966	—	—	—	1,966
Balance as of September 30, 2019	64,190,571	$64	$1,595,402	$(13,515)	$(1,086,747)	$(229,984)	$265,220

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(51,450)	—	(51,450)
Foreign currency translation adjustment	—	—	—	1,615	—	—	1,615
Subscription receivable	—	—	3,065	—	—	—	3,065
Common Stock warrants issuable	—	—	5,545	—	—	—	5,545
Repurchase of Common Stock in exchange for senior secured convertible notes	(2,600,000)	—	—	—	—	(63,570)	(63,570)
Restricted stock units vested	487,027	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(158,404)	—	(4,099)	—	—	—	(4,099)
Stock-based compensation	—	—	1,881	—	—	—	1,881
Balance as of March 31, 2018	55,017,670	$60	$1,414,109	$(4,609)	$(661,277)	$(199,540)	$548,743
Net loss	—	—	—	—	(55,977)	—	(55,977)
Foreign currency translation adjustment	—	—	—	(3,975)	—	—	(3,975)
Subscription receivable	—	—	1,611	—	—	—	1,611
Exercise of Common Stock options, net	21,809	—	164	—	—	—	164
Shares issued in connection with settlement of litigation	4,024,115	4	90,764	—	—	—	90,768
Repurchase of Common Stock in exchange for senior secured convertible notes	(1,400,000)	(7)	—	—	—	(30,444)	(30,451)
Restricted stock units vested	233,320	1	(1)	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(9,996)	—	(176)	—	—	—	(176)
Stock-based compensation	—	—	22,248	—	—	—	22,248
Balance as of June 30, 2018	57,886,918	$58	$1,528,719	$(8,584)	$(717,254)	$(229,984)	$572,955
Net loss	—	—	—	—	(24,637)	—	(24,637)
Foreign currency translation adjustment	—	—	—	(429)	—	—	(429)
Subscription receivable	—	—	3,890	—	—	—	3,890
Exercise of Common Stock options, net	200,420	—	2,691	—	—	—	2,691
Restricted stock units vested	829,925	1	10,297	—	—	—	10,298
Payments for taxes related to net share settlement of equity awards	(17,628)	—	(388)	—	—	—	(388)
Stock-based compensation	—	—	4,162	—	—	—	4,162
Balance as of September 30, 2018	58,899,635	$59	$1,549,371	$(9,013)	$(741,891)	$(229,984)	$568,542

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(317,606)	$(132,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,447	12,974
Non-cash operating lease expense	3,987	—
Amortization expense of finance leases	1,974	—
Amortization of intangible assets	23,151	24,706
Impairment of goodwill	224,272	—
Impairment of intangible asset (related party)	17,308	—
Stock-based compensation	14,133	31,191
Deferred tax (benefit) provision	(3,951)	2,828
Change in fair value of financing derivatives	(2,900)	10,141
Change in fair value of warrant liability	(4,893)	—
Change in fair value of investment in equity securities	2,324	(307)
Non-cash interest expense on senior secured convertible notes (related party)	17,374	—
Accretion of debt discount	4,607	3,327
Amortization of deferred financing costs	795	703
Other	657	560
Changes in operating assets and liabilities:
Accounts receivable	14,951	19,480
Prepaid expenses and other assets	2,115	3,502
Accounts payable, accrued expenses, accrued litigation settlements and other liabilities	6,913	(22,449)
Contract liability and customer advances	(11,748)	(28,531)
Operating lease liabilities	(6,034)	—
Net cash used in operating activities	(3,124)	(73,939)

Investing activities:
Proceeds from sale of investment in equity securities	3,776	—
Purchases of property and equipment	(2,810)	(2,183)
Capitalized internal-use software costs	(8,800)	(7,447)
Net cash used in investing activities	(7,834)	(9,630)

Financing activities:
Proceeds from borrowings on senior secured convertible notes (related party)	—	100,000
Debt issuance costs	—	(5,132)
Proceeds from private placement, net of issuance costs paid	19,769	—
Financing proceeds received on subscription receivable (related party)	—	7,998
Proceeds from sale-leaseback financing transaction	4,252	—
Proceeds from the exercise of stock options	1,191	2,855
Payments for taxes related to net share settlement of equity awards	(1,227)	(4,663)
Principal payments on finance leases	(2,080)	—
Principal payments on capital lease and software license arrangements	(1,997)	(7,260)
Net cash provided by financing activities	19,908	93,798
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(658)	(1,140)
Net increase in cash, cash equivalents and restricted cash	8,292	9,089
Cash, cash equivalents and restricted cash at beginning of period	50,198	45,125
Cash, cash equivalents and restricted cash at end of period	$58,490	$54,214

	As of September 30,
	2019	2018
Cash and cash equivalents	$53,839	$47,876
Restricted cash	4,651	6,338
Total cash, cash equivalents and restricted cash	$58,490	$54,214

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow disclosures:
Interest paid ($3,046 and $4,467 attributable to related party)	$3,825	$5,069
Income taxes paid, net of refunds	877	666

Supplemental disclosures of non-cash activities:
Leasehold improvements acquired through lease incentives	$1,850	$—
Change in accounts payable and accrued expenses related to capital expenditures	951	894
Settlement of restricted stock unit liability	4,611	10,298
Fair value of warrants issued in private placement	10,798	—
Repurchase of Common Stock in exchange for senior secured convertible notes	—	94,021
Shares issued in connection with settlement of litigation	—	90,768
Insurance recovery on litigation settlement	—	27,232
Common Stock warrants issued with senior secured convertible notes	—	5,733
Fair value of financing derivatives issued with senior secured convertible notes	—	17,359
Notes Option derivative liability settlement	—	5,700
Modification of debt in consideration for the reduction of the senior secured convertible note minimum cash balance requirement	—	2,000
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
comScore, Inc., together with its consolidated subsidiaries (collectively, "Comscore" or the "Company"), headquartered in Reston, Virginia, is a global information and analytics company that measures audiences, consumer behavior and advertising across media platforms.
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company's CODM is its principal executive officer, who decides how to allocate resources and assess performance. The Company has one operating segment. A single management team reports to the CODM, who manages the entire business. The Company's CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product line.
On March 31, 2019, Bryan Wiener resigned as the Company's Chief Executive Officer ("CEO") and director and Sarah Hofstetter resigned as the Company's President, effective immediately. On the same day, the Company appointed Dale Fuller as Interim CEO, and Mr. Fuller assumed the role of CODM. On November 4, 2019, Mr. Fuller resigned as Interim CEO and William Livek was appointed as CEO and Executive Vice Chairman, and Mr. Livek assumed the role of CODM.
Uses and Sources of Liquidity and Management’s Plans
The Company's primary need for liquidity is to fund working capital requirements of its businesses, capital expenditures and for general corporate purposes. Since 2017, the Company has implemented certain organizational restructuring plans to reduce staffing levels, exit certain geographic regions, and rationalize its leased properties, to enable the Company to decrease its global costs, more effectively align resources to business priorities, and maintain compliance with its financial covenants (described below). For additional information, refer to Footnote 13, Organizational Restructuring.
To increase the Company’s available working capital, during 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in senior secured convertible notes as well as warrants to purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. The convertible notes contain certain affirmative and restrictive covenants with which the Company must comply, including covenants with respect to limitations on additional indebtedness and liens and maintenance of certain minimum cash balances, which increased from $20.0 million to $40.0 million on August 6, 2019. Interest on the convertible notes is payable, at the option of the Company, in cash or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock. For the interest payments due on April 1, 2019, July 1, 2019 and October 1, 2019, the Company paid in shares of Common Stock. For additional information, refer to Footnote 5, Long-term Debt.
On June 26, 2019, in order to increase liquidity and maintain compliance with the minimum cash balances covenant described above, the Company issued 2,728,513 shares of Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. In connection with the private placement, the Company agreed to a 105-day lock-up period related to any future offering of equity or equity-linked securities and also agreed to provide certain registration rights. On October 14, 2019, the Company issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C warrant. For additional information, refer to Footnote 6, Stockholders' Equity.
As of September 30, 2019, the Company was in compliance with its covenants under the Starboard convertible notes. Based on management's current plans, including actions within management's control, the Company does not anticipate any breach of these covenants that would result in an event of default under the convertible notes.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing, refinancing or strategic transaction, in order to best position the Company for future success. The Company believes that its sources of funding, after taking into account the restructuring and financing actions discussed above, are probable of satisfying the Company's estimated liquidity needs within one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Specifically, current deferred rent and current capital lease obligations have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets. Non-current capital lease obligations have been aggregated within other non-current liabilities on the Condensed Consolidated Balance Sheets.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019 or thereafter. All references to September 30, 2019 and 2018 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
Accounting for Warrants
In June 2019, the Company issued warrants to CVI in connection with the private placement described above. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the warrants is determined using a Monte Carlo simulation analysis within an option pricing model. The fair value estimate is determined using an estimate for the Company's credit rating, probability of change of control, dividend yield, risk-free rate, remaining term of the warrants and volatility. The fair values of the warrants are estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date with the remaining term of the related warrant. The primary sensitivity in the valuation of each warrant liability is driven by the Common Stock price at the measurement date and the observable volatility of the Common Stock.
Cost-Method Investment
The Company sold its only cost-method investment in equity securities during the nine months ended September 30, 2019 for gross cash proceeds of $3.8 million. Changes in the investment's fair value were reported in other income (expense), net as they occurred; therefore, the sale of this investment did not result in a gain or loss in the Condensed Consolidated Statement of Operations.

Other Income (Expense), Net
The following is a summary of other income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Change in fair value of financing derivatives	$1,800	$(5,681)	$2,900	$(10,141)
Change in fair value of warrants liability	4,893	—	4,893	—
Change in fair value of investment in equity securities	(308)	42	(2,324)	307
Transition services agreement income	—	2,120	534	6,967
Other	348	1,808	618	2,040
Total other income (expense), net	$6,733	$(1,711)	$6,621	$(827)

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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options, stock appreciation rights, restricted stock units, senior secured convertible notes and warrants	15,569,593	10,313,338	10,770,798	8,591,253

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
The execution of a sublease where remaining lease payments on the head lease exceed the anticipated sublease receipts reflects an indication of impairment which suggests the carrying value of the ROU asset may not be recoverable. The Company has elected an accounting policy where it treats operating lease ROU assets as financing transactions, thereby excluding the operating lease liability and related lease payments from the head lease, for purposes of testing recoverability. The Company compares the estimated undiscounted cash flows generated by the sublease to the current carrying value of the ROU asset. If the undiscounted cash flows are less than the carrying value of the ROU asset, the Company records an impairment loss equal to the excess of the ROU asset's carrying value over its fair value consistent with other long-lived assets.
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

Upon adoption, ASC 842 had an impact on the Condensed Consolidated Balance Sheets, but did not have an impact on the Condensed Consolidated Statement of Operations. The adoption of ASC 842 impacted the Company's previously reported results as follows:

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
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This update was issued to align the codification requirements with the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231

and 33-10442, Investment Company Reporting Modernization, as well as other miscellaneous updates, including updates to XBRL taxonomy. The adoption did not have an impact on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes and modifies certain disclosure requirements under Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the guidance but does not believe that the adoption of this standard will have a material impact on the Condensed Consolidated Financial Statements or related disclosures.

3.	Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
By Solution group:
Ratings and Planning	$65,334	$70,499	$204,833	$210,569
Analytics and Optimization	18,252	22,215	57,003	68,479
Movies Reporting and Analytics	10,714	10,150	31,646	31,124
Total	$94,300	$102,864	$293,482	$310,172
By Geographical market:
United States	$81,957	$90,250	$253,904	$269,532
Europe	7,078	8,014	22,994	26,022
Latin America	2,192	2,407	6,878	7,016
Canada	1,691	1,487	5,289	5,441
Other	1,382	706	4,417	2,161
Total	$94,300	$102,864	$293,482	$310,172
By Timing of revenue recognition:
Products and services transferred at a point in time	$23,397	$22,689	$70,938	$80,264
Products and services transferred over time	70,903	80,175	222,544	229,908
Total	$94,300	$102,864	$293,482	$310,172

Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2019	December 31, 2018
Accounts receivable, net	$59,417	$75,609
Current and non-current contract assets	1,577	2,438
Current and non-current contract costs	1,073	1,402
Current contract liability	51,852	64,189
Current customer advances	7,706	6,688
Non-current contract liability	314	508

Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liability (Current)
	Nine Months Ended September 30,
(In thousands)	2019	2018
Revenue recognized that was included in the contract liability balance at the beginning of period	$(55,607)	$(81,254)
Cash received or amounts billed in advance and not recognized as revenue	44,472	54,023

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2019, approximately $220 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 22% of these remaining performance obligations during the remainder of 2019, approximately 53% in 2020, and approximately 18% in 2021, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
As of September 30, 2019 and December 31, 2018, the Company had $1.1 million and $1.4 million, respectively, in capitalized contract costs. For the three months ended September 30, 2019, amortized and expensed contract costs were $0.2 million. For the three months ended September 30, 2018, amortized and expensed contract costs were immaterial. For the nine months ended September 30, 2019 and 2018, amortized and expensed contract costs were $1.6 million and $0.2 million, respectively.

4.	Goodwill and Intangible Assets
During the three months ended June 30, 2019, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the sustained decline in the Company's stock price and market capitalization, changes in management, and lower revenue, among other factors. Accordingly, the Company performed a quantitative goodwill impairment test as of June 30, 2019, relying in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.
The fair value of the reporting unit was determined using a discounted cash flow model, supported by a market approach. The Company's reporting unit failed the goodwill impairment test; and as a result the Company recorded a $224.3 million impairment charge for the three months ended June 30, 2019.
In addition, the Company recorded a $17.3 million impairment charge related to its strategic alliance intangible asset during the three months ended June 30, 2019. Changes in the Company's projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the second quarter, resulted in a change in the Company's long-term view of the viability of the intangible asset. As such, the Company's assessment yielded that the benefit of the alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2017	$642,424
Translation adjustments	(1,233)
Balance as of December 31, 2018	$641,191
Translation adjustments	(1,113)
Impairment charge	(224,272)
Balance as of September 30, 2019
Goodwill	640,078
Accumulated impairment	(224,272)
Total	$415,806

The carrying values of the Company's amortizable intangible assets are as follows:

	As of September 30, 2019				As of December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$148,357	$(81,746)	$—	$66,611	$148,374	$(66,690)	$81,684
Strategic alliance	30,100	(12,792)	(17,308)	—	30,100	(11,288)	18,812
Customer relationships	40,064	(24,410)	—	15,654	40,127	(20,338)	19,789
Intellectual property	14,360	(12,225)	—	2,135	14,366	(11,905)	2,461
Trade names	770	(677)	—	93	775	(636)	139
Acquired software	9,287	(7,524)	—	1,763	9,287	(5,531)	3,756
Other	600	(373)	—	227	600	(296)	304
Total intangible assets	$243,538	$(139,747)	$(17,308)	$86,483	$243,629	$(116,684)	$126,945

Amortization expense related to intangible assets was $7.0 million and $7.9 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $23.2 million and $24.7 million for the nine months ended September 30, 2019 and 2018, respectively.
The weighted-average remaining amortization period by major asset class as of September 30, 2019 is as follows:

(In years)
Acquired methodologies/technology	2.67
Customer relationships	2.84
Intellectual property	4.92
Trade names	1.50
Acquired software	1.15
Other	1.58

The estimated future amortization of intangible assets as of September 30, 2019 is as follows:

(In thousands)
2019	$6,926
2020	27,220
2021	25,037
2022	24,567
2023	2,445
Thereafter	288
Total	$86,483

5.	Long-term Debt
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
The conversion price for the Notes (the "Conversion Price") is equal to a 30.0% premium to the volume weighted average trading prices ("VWAP") of the Common Stock on each trading day during the 10 consecutive trading days commencing on January 16,

2018, subject to a Conversion Price floor of $28.00 per share. In accordance with the foregoing, the Conversion Price was set at $31.29.
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
Interest on the Notes is payable on a quarterly basis in arrears from April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the VWAP of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. On April 1, 2019 and July 1, 2019, the Company paid its quarterly accrued interest liability on the Notes for the first and second quarters through the issuance of 243,261 and 856,289 PIK Interest Shares, respectively. On October 1, 2019, the Company paid its quarterly accrued interest liability on the Notes for the third quarter through the issuance of 2,957,579 PIK Interest Shares. The accrued interest liability of $6.1 million was classified within other non-current liabilities in the Condensed Consolidated Financial Statements as of September 30, 2019.
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
The Notes also contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (which increased to $40.0 million on August 6, 2019), and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its Notes covenants as of the date of these financial statements.
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

Notes Modifications
As noted above, the minimum cash balance covenant increased to $40.0 million on August 6, 2019. This covenant resulted from modifications that occurred in August 2018 and November 2018, in which the outstanding Notes were amended to reduce and extend, respectively, the requirement to maintain certain minimum cash balances to $20.0 million from the initial requirement of $40.0 million until August 6, 2019. In connection with and as consideration for these modifications, the Company issued to Starboard $4.0 million in additional aggregate principal amount of senior secured convertible notes, $3.5 million of which was classified as additional Initial Notes and $0.5 million of which was classified as additional Option Notes. The November 2018 agreement also modified the provisions of the Notes and the Registration Rights Agreement between the Company and Starboard by revising the grace periods during which the Company would not be obligated to keep applicable registration statements available for use by Starboard. The terms of the additional notes are identical to the terms of the Notes, except with regard to the date from which interest began to accrue. The amendments were treated as a modification to the debt agreements, and the costs related to the issuance of the additional notes were combined with the existing unamortized discount of the Notes on the modification date and are amortized to interest expense over the remaining term of the modified debt.
The Company's long-term debt as of September 30, 2019 and December 31, 2018 was as follows:

			As of
			September 30, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.6%	$153,500	$(15,669)	$(2,973)	$134,858
Option Notes, due January 16, 2022	12.0%	14.7%	50,500	(2,447)	(167)	47,886
Total			$204,000	$(18,116)	$(3,140)	$182,744

			As of
			December 31, 2018
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	6.0%	12.0%	$153,500	$(19,627)	$(3,724)	$130,149
Option Notes, due January 16, 2022	6.0%	8.5%	50,500	(3,096)	(211)	47,193
Total			$204,000	$(22,723)	$(3,935)	$177,342

Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes are variable. Accordingly, the accretion schedule of debt discount and the amortization schedule of debt issuance costs are updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $0.3 million and $0.8 million in debt issuance costs related to the Notes during the three and nine months ended September 30, 2019, respectively. The Company amortized $0.3 million and $0.7 million in debt issuance costs related to the Notes during the three and nine months ended September 30, 2018, respectively. The Company accreted $1.6 million and $4.6 million in issuance discount related to the Notes during the three and nine months ended September 30, 2019, respectively. The Company accreted $1.3 million and $3.3 million in issuance discount related to the Notes during the three and nine months ended September 30, 2018, respectively.
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's Notes, was $164.9 million as of September 30, 2019.
Potential Rights Offering
Under the January 16, 2018 agreements with Starboard, the Company has the right to conduct a rights offering (the "Rights Offering") for up to $150.0 million in senior secured convertible notes ("Rights Offering Notes"). Subject to the terms of the Rights Offering, if undertaken, the Company would distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders who elect to participate in the Rights Offering could elect to have up to 30.0% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be four years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130.0% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the

Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of Option Notes purchased ($50.0 million). The Company is not obligated to undertake the Rights Offering, and the Company does not currently intend to do so.
Guarantee and Security of Notes
The Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries (the "Guarantors") and are secured by a security interest in substantially all of the assets of the Company and the Guarantors, pursuant to a Guaranty, dated as of January 16, 2018, entered into by the Guarantors, and a Pledge and Security Agreement, dated as of January 16, 2018, among the Company, the Guarantors and Starboard Value and Opportunity Master Fund Ltd. as collateral agent.
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
Letters of Credit
On June 1, 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of September 30, 2019, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The financing obligation is included within other current and other non-current liabilities on the Condensed Consolidated Balance Sheet, with $1.7 million classified as short-term and $2.0 million classified as long-term.
Future minimum payments related to the financing obligations under the failed sale-leaseback transaction as of September 30, 2019 are summarized below:

(In thousands)
Remainder of 2019	$562
2020	2,247
2021	1,422
Total	$4,231

6.	Stockholders' Equity
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
If all of the Series B-1 Warrants or Series B-2 Warrants have not been exercised prior to their respective expiration dates, the Company will have the right, subject to prior notice to the holders and certain equity, volume and other conditions, to force the exercise of any unexercised portion of the applicable Series B-1 or B-2 Warrants by such holders. Key conditions that may impact the ability of the Company to force the exercise of these warrants include a $3.96 minimum for the VWAP of the Common Stock leading up to the forced exercise date, a minimum threshold for trading volume, and the maintained effectiveness of a registration statement with the SEC. The forced exercise price for the Series B-1 Warrants, if applicable, will be 85.0% of the VWAP of the Common Stock as of the date immediately preceding the expiration date of the Series B-1 Warrants (the "Series B-1 Forced Exercise Price"). The forced exercise price for the Series B-2 Warrants, if applicable, will be the lesser of (i) 85.0% of the VWAP of the Common Stock on the date immediately preceding the expiration date of the Series B-2 Warrants and (ii) the Series B-1 Forced Exercise Price.
The Series A Warrants are exercisable for a period of five years from the Closing Date and are currently exercisable into 5,457,026 shares of Common Stock, which is equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described below). The exercise price for the Series A Warrants is $12.00. The Series A Warrants may be exercised for cash or through a net settlement feature.
The Series C Warrants are partially prepaid warrants (with a nominal remaining exercise price) that were not exercisable before September 21, 2019 and expire 90 days after the first anniversary of the Closing Date. CVI exercised the Series C Warrants on October 10, 2019. Because the VWAP of the Common Stock as of the date of exercise, discounted by 7.5%, was less than CVI's purchase price for the Initial Shares, the Company was required to issue to CVI a number of shares of Common Stock equal to (i) (x) CVI's purchase price for the Initial Shares divided by (y) 92.5% of the VWAP of the Common Stock leading up to September 21, 2019, subject to a floor of 50.0% of the price per Initial Share, less (ii) the number of Initial Shares issued to CVI on the Closing Date. As a result of this exercise, the Company issued 2,728,513 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Company's Series A Warrants was increased by 2,278,513.
The exercise prices for the Series A, B-1 and B-2 Warrants are subject to anti-dilution adjustment in certain circumstances. If and to the extent the exercise of any warrants would, together with the issuances of the Initial Shares and the shares issued pursuant to the exercise of any other warrants, result in the issuance of 20.0% or more of the outstanding Common Stock of the Company on the Closing Date (the "Exchange Cap"), the Company intends to, in lieu of issuing such shares, settle the obligation to issue such shares in cash.
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
Management determined each warrant to be a freestanding financial instrument that qualifies for liability treatment as a result of the net cash settlement feature associated with the Exchange Cap provision. Each warrant is initially measured at fair value and classified as a current liability on the Condensed Consolidated Balance Sheet, with subsequent changes in fair value recorded in earnings. To determine the fair value of each warrant, management utilized a Monte Carlo simulation analysis within an option pricing model using the following key assumptions as of the Closing Date:

•	Stock price: The stock price was measured using the fair value of the Common Stock on the Closing Date, which was $5.57 per share.

•
Volatility: The Company determined volatility to be 50.0% based on (i) the historical volatility of the Common Stock daily volume weighted average price with a look-back period commensurate with the term of the warrants and (ii) options-based implied volatility.

•	Risk-free rate: Management assumed the risk-free rate to be between 1.7% and 2.1%, based on the U.S. Treasury bonds on the valuation date with terms commensurate with the terms of each warrant.

•	Dividend yield: Management assumed the dividend yield to be zero based on the historical payout of the Company.

•	Term: Management determined the term based on the time period of each warrant's maturity, between six months and five years from the Closing Date.

•	Cost of debt: Management assumed the cost of debt to be between 16.7% and 18.7% based on a synthetic credit rating analysis.

•	Change of control probability: The Company utilized a range between 0.0% and 10.0% to estimate the likelihood of occurrence.
The above estimates represent Level 3 inputs within the fair value hierarchy. Based on the option pricing valuation model, the Company determined the fair value of the warrants as of the Closing Date to be the following:

(in thousands)	Warrants Liability
Series A Warrant	$3,862
Series B-1 Warrant	328
Series B-2 Warrant	376
Series C Warrant	6,232
Total	$10,798

The Company recorded $2.8 million in accrued transaction costs in the second quarter of 2019, of which $1.2 million was allocated to the warrants liability and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs of $1.6 million were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheet. In the third quarter of 2019, the Company recorded a $1.0 million adjustment due to a change in its estimate of transaction costs by decreasing general and administrative expenses by $0.4 million and additional paid-in capital by $0.6 million.
The estimated fair value of the warrants as of September 30, 2019 was $5.9 million. Refer to Footnote 7, Fair Value Measurements, for further information.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 annual meeting of stockholders. Under the 2018 Plan, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 10,650,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is cancelled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. Additionally, if, after December 31, 2017, any shares of Common Stock subject to an award granted under the 2007 Equity Incentive Plan (the "2007 Plan") are forfeited, or an award granted under the 2007 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, be available for awards under the 2018 Plan at a rate of one share for every one share subject to such award. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for issuance under the 2018 Plan as of September 30, 2019 is 4,549,287.
Stock Awards
During the nine months ended September 30, 2018, the Company's Compensation Committee approved and awarded 2,538,326 time-based RSUs and 149,705 performance-based RSUs under the 2018 Plan to employees, directors and consultants of the Company. The Company recognized $6.3 million and $31.2 million in stock-based compensation expense related to these and prior awards during the three and nine months ended September 30, 2018, respectively.
During the nine months ended September 30, 2019, the Company's Compensation Committee approved and awarded 1,064,244 time-based RSUs (of which 206,108 RSUs related to the settlement of an accrued 2018 annual incentive plan liability) and 300,000 market-based RSUs to employees, directors and consultants of the Company. The time-based RSUs generally vest after one to three years contingent on continued service. The market-based RSUs vest annually over ten years based on the achievement of certain stock price goals.
A summary of the unvested stock awards for the nine months ended September 30, 2019 and 2018 is presented below:

Unvested Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2018	1,466,135	1,466,135	$22.62
Granted	1,364,244	1,364,244	12.67
Vested and delivered	(653,628)	(653,628)	24.74
Forfeited	(466,789)	(466,789)	18.16
Unvested as of September 30, 2019	1,709,962	1,709,962	$15.04

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	2,125	779,912	782,037	$37.22
Granted	—	2,688,031	2,688,031	22.92
Vested and delivered	(2,125)	(1,550,272)	(1,552,397)	28.42
Forfeited	—	(72,490)	(72,490)	30.68
Unvested as of September 30, 2018	—	1,845,181	1,845,181	$24.07
The weighted-average remaining vesting period for unvested RSUs as of September 30, 2019 was 3.76 years. As of September 30, 2019, total unrecognized compensation expense related to unvested RSUs was $14.6 million, of which $2.7 million is expected to be recognized in the fourth quarter of 2019. As of September 30, 2018, total unrecognized compensation expense related to unvested RSUs was $24.8 million. Total unrecognized compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
During the nine months ended September 30, 2019, the Company's Compensation Committee approved and awarded 465,000 stock options under the 2018 Plan to employees and consultants of the Company. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

Dividend yield	0.0%
Expected volatility	44.9%	-	52.9%
Risk-free interest rate	1.3%	-	2.7%
Expected life of options (in years)	5.21	-	10.00

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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.

Activity related to options outstanding during the nine months ended September 30, 2019 and 2018 is presented below:

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2018	1,045,913	$17.89
Options granted	465,000	7.30
Options exercised	(68,259)	17.44
Options forfeited	(361,962)	15.14
Options outstanding as of September 30, 2019	1,080,692	$14.39
Options exercisable as of September 30, 2019	694,442	$18.17

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2017	3,444,252	$30.65
Options exercised (1)	(347,752)	15.45
Options expired	(1,987,107)	40.43
Options outstanding as of September 30, 2018	1,109,393	$17.91
Options exercisable as of September 30, 2018	1,109,393	$17.91
(1) Includes 125,523 options withheld to pay the exercise price for certain exercises during the three months ended September 30, 2018.
The following table summarizes information about options outstanding as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.88 - $3.00	175,000	$2.52	9.95	43,750	$2.52	9.95
$10.00 - $19.31	640,110	12.99	5.62	385,110	14.84	2.94
$20.11 - $25.86	259,525	25.22	1.41	259,525	25.22	1.41
$40.80	6,057	40.80	4.87	6,057	40.80	4.87
	1,080,692	$14.39	5.31	694,442	$18.17	2.83

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Common Stock as of the close of the exercise date. There were 68,259 and 347,752 options exercised during the nine months ended September 30, 2019 and 2018, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2019 and 2018 was $0.3 million and $1.5 million, respectively. As of September 30, 2019, the total unrecognized compensation expense related to outstanding options is $1.2 million, of which $0.3 million is expected to be recognized in the remainder of 2019. As of September 30, 2018, there was no unrecognized compensation expense related to outstanding options.

7.	Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	September 30, 2019				December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$28,201	$—	$—	$28,201	$6,037	$—	$—	$6,037
Investment in equity securities (2)	—	—	—	—	6,100	—	—	6,100
Total assets	$28,201	$—	$—	$28,201	$12,137	$—	$—	$12,137

Liabilities:
Financing derivatives: no hedging designation:
Interest rate reset (3)	$—	$—	$21,000	$21,000	$—	$—	$23,300	$23,300
Change of control redemption (4)	—	—	2,200	2,200	—	—	2,800	2,800
Warrants issued: (5)
Series A	—	—	717	717	—	—	—	—
Series C	—	—	5,188	5,188	—	—	—	—
Total liabilities	$—	$—	$29,105	$29,105	$—	$—	$26,100	$26,100
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's investment in common stock of an entity, which is included in other non-current assets, is valued using a market approach based on the quoted market price of the security. The Company sold the entirety of its investment in an equity security during the nine months ended September 30, 2019.
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
(5) The fair values of the Company's warrants liability are determined using a Monte Carlo simulation analysis within an option pricing model. The fair value estimates are determined using an estimate for the Company's cost of debt, probability of change of control, and estimates for other company-specific risk factors. The valuation is derived from techniques which utilize unobservable Level 3 inputs. The fair value of Series B-1 and Series B-2 warrants was estimated as negligible as of September 30, 2019.
The Company did not have any transfers between fair value levels during the periods presented. There were no changes to the Company's valuation methodologies during the three and nine months ended September 30, 2019 or 2018, respectively.
The following tables present the changes in the Company's recurring Level 3 fair valued financing derivative liabilities for the nine months ended September 30, 2019 and 2018, respectively:

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2018	$26,100
Total gain included in other expense (income), net (1)	(2,900)
Balance as of September 30, 2019	$23,200
(1) Represents $2.3 million gain due to change in fair value of interest rate reset derivative liability and $0.6 million gain due to change in fair value of change of control redemption derivative liability. All gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2017	$—
Issuances	17,359
Total loss included in other expense (income), net (1)	10,141
Settlement	(5,700)
Balance as of September 30, 2018	$21,800

(1) Represents $8.5 million loss due to change in fair value of interest rate reset derivative liability, $3.3 million loss due to change in fair value of Notes Option liability, and $1.7 million gain due to change in fair value of change of control redemption derivative liability. All gains and losses were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table presents the changes in the Company's recurring Level 3 fair valued warrants liability for the nine months ended September 30, 2019:

(In thousands)	Warrants Liability
Balance as of December 31, 2018	$—
Issuance of warrants liability	10,798
Total gain included in other expense (income), net (1)	(4,893)
Balance as of September 30, 2019	$5,905
(1) Represents $3.1 million gain due to change in fair value of the Series A Warrant, $0.3 million gain due to change in fair value of the Series B-1 Warrant, $0.4 million gain due to change in Series B-2 Warrant, and $1.0 million gain due to change in fair value of Series C Warrant. All gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table displays valuation techniques and the significant unobservable inputs for the Company's Level 3 liabilities, which are measured at fair value on a recurring basis:

	Fair value measurements
	Significant valuation technique	Significant unobservable inputs	September 30, 2019	December 31, 2018
Interest rate reset derivative liability	Discounted cash flow	Discount rate	25.0%	25.0%
		Stock price	$1.91	$14.43
		Risk-free rate	1.6%	2.5%
		Volatility	60.7%	43.9%
		Term	2.29 years	3.04 years

Change of control redemption derivative liability	Option pricing model	Probability	0.0 - 10.0%	0.0 - 10.0%
		Risk-free rate	1.6%	2.5%

Warrants liability	Option pricing model	Stock price	$1.91
		Volatility	60.0%
		Risk-free rate	1.6 - 1.8%
		Dividend yield	0.0%
		Term	0.24 - 4.74 years
		Cost of debt	14.7 - 16.2%
		Change of control probability	0.0 - 10.0%

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
The fair values of the Company's warrants liability are estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date at rates commensurate with the remaining term of the related warrant. The primary sensitivity in the valuation of each warrant liability is driven by the Common Stock price at the measurement date and the observable volatility of the Common Stock.

8.	Accrued Expenses

	As of	As of
(In thousands)	September 30, 2019	December 31, 2018
Payroll and payroll-related	$11,573	$18,972
Accrued data costs	20,724	14,617
Professional fees	4,042	8,477
Restructuring accrual	4,345	5,479
Accrued interest on senior secured convertible notes	—	3,046
Other	7,424	7,549
Total accrued expenses	$48,108	$58,140

9.	Income Taxes
The Company’s income tax provision for interim periods is calculated by applying its estimated annual effective tax rate on its projected ordinary book income (loss) before taxes to year-to-date ordinary book income (loss) before taxes. The income tax effects of any extraordinary, significant unusual or infrequent items not included in ordinary book income (loss) are determined separately and recognized in the period in which the items arise. During the three months ended September 30, 2019, the Company recorded an income tax provision of $0.6 million, resulting in an effective tax rate of 5.5%. During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $2.7 million, resulting in an effective tax rate of 0.9%. A deferred income tax benefit of $5.0 million related to the impairment of goodwill in the second quarter of 2019 is included in the income tax benefit as of the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $0.4 million and $3.9 million, resulting in an effective tax rate of 1.7% and 3.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the Company’s valuation allowance against its domestic deferred tax assets. As of September 30, 2019 and December 31, 2018, the Company had unrecognized tax benefits of approximately $2.4 million and $2.5 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

10.	Related Party Transactions
Transactions with WPP
As of September 30, 2019 (based on public filings), WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 17.6% ownership in the Company. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
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
The Company's results from transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues (1)	$3,609	$2,875	$11,380	$6,875

Cost of revenues	2,290	2,481	7,969	7,667
Selling and marketing	5	43	18	128
Research and development	—	30	—	89
General and administrative	186	24	406	78
Impairment of intangible asset (2)	—	—	17,308	—

Interest income	—	55	—	330

(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP. Accordingly, despite cash being received by the Company under these agreements, no revenue was recognized during the three and nine months ended September 30, 2018 other than imputed interest income on the net present value of anticipated future cash payments from WPP.
(2) Refer to Footnote 4, Goodwill and Intangible Assets for further information.
The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2019	December 31, 2018
Assets
Accounts receivable, net	$3,608	$3,353
Prepaid expenses and other current assets	1,009	429
Liabilities
Accounts payable	$2,304	$1,833
Accrued expenses	891	1,384
Contract liability	2,178	1,945
Other non-current liabilities	—	251

Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 5, Long-term Debt, for further information regarding these agreements and subsequent amendments. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock on January 16, 2018. Included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense related to Starboard of $8.0 million and $22.8 million during the three and nine months ended September 30, 2019, respectively, and $4.6 million and $11.6 million during the three and nine months ended September 30, 2018, respectively.
The Company has the following balances related to transactions with Starboard, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2019	December 31, 2018
Accrued expenses	$—	$3,046
Financing derivatives	23,200	26,100
Senior secured convertible notes	182,744	177,342
Other non-current liabilities	6,120	—

11.	Leases
The Company has operating leases for real estate and finance leases for computer equipment and automobiles. These leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. As of September 30, 2019, the weighted average remaining lease term for the Company's finance leases and operating leases was 2.50 years and 6.66 years, respectively. As of September 30, 2019, the weighted average discount rate for the Company's finance leases and operating leases was 14.6% and 13.6%, respectively.

The components of lease cost were as follows:

			Three Months Ended	Nine Months Ended
(In thousands)			September 30, 2019	September 30, 2019
Finance lease cost
Amortization of right-of-use assets (1)			$613	$1,974
Interest on lease liabilities			144	384
Total finance lease cost			$757	$2,358

Operating lease cost (1)
Fixed lease cost			$3,014	$9,424
Short-term lease cost			247	606
Variable lease cost			528	1,503
Sublease income			(521)	(1,373)
Total operating lease cost			$3,268	$10,160

(1) The lease costs, net of sublease income, are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(In thousands)	Amortization of Right-of-Use Assets	Operating Lease Cost	Amortization of Right-of-Use Assets	Operating Lease Cost
Cost of revenues	$450	$1,099	$1,449	$3,355
Selling and marketing	66	1,169	212	3,551
Research and development	64	743	205	2,279
General and administrative	33	257	108	975
	$613	$3,268	$1,974	$10,160
Other information related to leases was as follows:

Nine Months Ended
(In thousands)	September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$384
Operating cash flows from operating leases	12,153
Financing cash flows from finance leases	2,080
Right-of-use assets obtained in exchange for lease obligations:
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,487
Right-of-use assets obtained in exchange for new operating lease liabilities	533

Maturities of operating and finance lease liabilities as of September 30, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remainder of 2019	$3,545	$657
2020	12,645	1,874
2021	11,987	1,703
2022	9,057	664
2023	9,728	42
Thereafter	31,479	—
Total lease payments	78,441	4,940
Less: imputed interest	(27,486)	(727)
Total lease liabilities	50,955	4,213
Less: current lease liabilities	(6,784)	(1,622)
Total non-current lease liabilities	$44,171	$2,591

The Company currently subleases four real estate properties. These subleases have remaining lease terms of one year to eight years. None of the subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from subleases as of September 30, 2019 were as follows:

(In thousands)	Sublease Receipts
Remainder of 2019	$352
2020	1,686
2021	1,589
2022	1,556
2023	1,144
Thereafter	2,913
Total sublease receipts	$9,240

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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children’s Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys’ fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California’s constitutional right to privacy and intrusion upon seclusion law, New York’s deceptive trade practices statute, and Massachusetts’ deceptive trade practices and right to privacy statutes. The complaints allege damages in excess of $5 million, with any award to be apportioned among the defendants. On May 22, 2019, the Court denied the defendants' motion to dismiss the complaints. The Company and Full Circle deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of September 30, 2019.
Securities Class Action Litigation
On April 10, 2019, Sergii Bratusov, a purported shareholder of the Company, filed a putative class action complaint against the Company. The case, captioned Bratusov v. comScore, Inc., et al., Case No. 19 Civ. 03210, was filed in the U.S. District Court for the Southern District of New York and also names the Company's Chief Financial Officer, Gregory Fink, and the Company's former Chief Executive Officer, Bryan Wiener, as defendants. The complaint, which was amended on September 30, 2019, purports to bring claims on behalf of all persons and entities that acquired securities of the Company between February 28, 2019 and August 7, 2019 and alleges that the Company, Mr. Wiener, and Mr. Fink violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose in public statements in February and March 2019 material information concerning a disagreement relating to the Company's business strategy. The complaint also alleges that Mr. Wiener and Mr. Fink, acting as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the Company's alleged failure to disclose material information. The complaint seeks a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action. The defendants deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of September 30, 2019.

SEC Settlement
On September 24, 2019, the Company announced a settlement with the SEC, resolving a previously disclosed investigation into financial accounting and disclosure practices between February 2014 and February 2016. The findings reached by the SEC related to revenue recognition and disclosure practices in 2014-2016, including contravention of civil antifraud and books and records provisions. The conduct occurred under prior management, including the Company's former Chief Executive Officer, Serge Matta. In agreeing to the terms of the settlement, which include a civil monetary penalty of $5.0 million and a cease-and-desist order (dated September 24, 2019) under Section 8A of the Securities Act of 1933 and Section 21C of the Exchange Act, the Company neither admitted nor denied the SEC's allegations. A separate proceeding against Mr. Matta was announced by the SEC, pursuant to which Mr. Matta agreed to pay a clawback to the Company of $2.1 million.
The SEC considered the Company's cooperation during the investigation and its significant remedial efforts, including replacing the former Chief Executive Officer and other senior executives, constituting a new management team, implementing new and extensive internal control procedures and policies, and implementing a new, comprehensive compliance management system. In its order, the SEC also noted that all senior management and directors who were with the Company at the time of the conduct described in the order are no longer with the Company.
Mr. Matta's $2.1 million clawback was paid to the Company in September 2019. The Company's first payment to the SEC (of the same amount, $2.1 million) was made in October 2019. It will be followed by three equal payments of the remaining penalty amount plus post-judgment interest due 120, 240, and 360 days after the entry of the SEC's order.
Export Controls Review
In March 2018, the Company became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertained to the Company’s collection of survey data from panelists within U.S. embargoed countries, as a part of the Company’s larger global survey efforts not intentionally targeted at such countries. The Company filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC") and the U.S. Commerce Department’s Bureau of Industry and Security ("BIS") and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. On May 31, 2018, the Company filed a final voluntary disclosure with OFAC and BIS. On September 10, 2018, the Company was notified that BIS did not find a violation of export regulations and closed the matter. On September 13, 2019, OFAC issued a letter stating that although potential violations may have occurred, OFAC had decided not to pursue a civil monetary penalty or take other enforcement action. The letter represented a final enforcement response from OFAC. In its letter, OFAC noted that the Company had taken a number of remedial compliance measures and detailed the compliance measures taken.
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
In June and December 2018, the Company's Board of Directors authorized management to implement additional reductions in its workforce (less than 10%) and rationalize its portfolio of leased properties due to the reductions in headcount ("2018 Restructuring Plans"). In connection with the 2018 Restructuring Plans, the Company expects to incur total exit-related costs of up to $13.0 million, including $10.3 million that was recorded in 2018. The remaining expense is expected to be recognized in the fourth quarter of 2019 primarily as stock-based compensation.
In May 2019, the Company implemented an additional reduction in force plan ("May 2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. Together with attrition, the May 2019 Restructuring Plan resulted in the termination of approximately 10% of the Company's workforce. In connection with the May 2019 Restructuring Plan, the Company incurred total exit-related costs of $3.1 million during the nine months ended September 30, 2019. The Company does not expect to incur any future expenses related to this plan.
In August 2019, the Company implemented a further reduction in force plan ("August 2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. Together with attrition, the August 2019 Restructuring Plan resulted in the termination of approximately 8% of the Company's workforce. In connection with the August 2019 Restructuring Plan, the Company expects to incur total exit-related costs of up to $2.6 million, including $2.5 million during the third quarter of 2019. The remaining expense is expected to be recognized during the fourth quarter of 2019.
The total amount accrued for restructuring expenses as of September 30, 2019 is $4.3 million. The tables below summarize the balance of accrued restructuring expenses as of September 30, 2019, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the nine months ended September 30, 2019, by restructuring plan:
2018 Restructuring Plans

(In thousands)	Severance pay and benefits	Short-term lease exit and other direct costs	Long-term lease exit and other direct costs	Total
Accrued Balance as of December 31, 2018	$4,493	$708	$1,810	$7,011
Adoption of ASC 842 (1)	—	(708)	(1,810)	(2,518)
Restructuring(2)	(201)	—	—	(201)
Payments	(2,098)	—	—	(2,098)
Accrued Balance as of September 30, 2019	$2,194	$—	$—	$2,194

(1) The Company adopted ASC 842, Leases, as of January 1, 2019. For additional details regarding the adoption, please refer to Footnote 2, Summary of Significant Accounting Policies.
(2) The Company recognized restructuring income due to adjustments to the year-end restructuring accrual, primarily driven by the re-hiring of certain individuals.
2019 Restructuring Plans

(In thousands)	May 2019 Restructuring Plan	August 2019 Restructuring Plan
Accrued Balance as of December 31, 2018	$—	$—
Severance pay and benefits related restructuring expense	3,091	2,396
Payments	(2,466)	(870)
Accrued Balance as of September 30, 2019	$625	$1,526

14.	Subsequent Events
For more information on the Series C Warrants exercised by CVI on October 10, 2019 refer to Footnote 6, Stockholders' Equity.
On November 4, 2019, Dale Fuller resigned as Interim CEO of the Company and William Livek was appointed as CEO and Executive Vice Chairman.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, or 2018 10-K, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the period ended June 30, 2019, and Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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
On November 4, 2019, Mr. Fuller resigned as our Interim CEO and William Livek was appointed as our CEO and Executive Vice Chairman. On the same day, we and our Chief Information and Technology Officer, Joseph Rostock, mutually agreed that Mr. Rostock would leave the Company by the end of 2019.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$94,300	100.0%	$102,864	100.0%	$293,482	100.0%	$310,172	100.0%
Cost of revenues	47,390	50.3%	49,446	48.1%	152,791	52.1%	148,226	47.8%
Selling and marketing	20,421	21.7%	24,866	24.2%	68,590	23.4%	80,418	25.9%
Research and development	14,064	14.9%	18,742	18.2%	49,163	16.8%	58,347	18.8%
General and administrative	14,064	14.9%	18,707	18.2%	50,541	17.2%	66,067	21.3%
Investigation and audit related	980	1.0%	696	0.7%	4,176	1.4%	37,446	12.1%
Amortization of intangible assets	6,970	7.4%	7,896	7.7%	23,151	7.9%	24,706	8.0%
Impairment of goodwill	—	—%	—	—%	224,272	76.4%	—	—%
Impairment of intangible asset	—	—%	—	—%	17,308	5.9%	—	—%
Settlement of litigation, net	(2,100)	(2.2)%	—	—%	2,900	1.0%	5,250	1.7%
Restructuring	2,270	2.4%	51	—%	5,149	1.8%	5,141	1.7%
Total expenses from operations	104,059	110.3%	120,404	117.1%	598,041	203.8%	425,601	137.2%
Loss from operations	(9,759)	(10.3)%	(17,540)	(17.1)%	(304,559)	(103.8)%	(115,429)	(37.2)%
Interest expense, net	(8,175)	(8.7)%	(4,682)	(4.6)%	(23,176)	(7.9)%	(11,711)	(3.8)%
Other income (expense), net	6,733	7.1%	(1,711)	(1.7)%	6,621	2.3%	(827)	(0.3)%
Gain (loss) from foreign currency transactions	1,194	1.3%	(304)	(0.3)%	768	0.3%	(181)	(0.1)%
Loss before income taxes	(10,007)	(10.6)%	(24,237)	(23.6)%	(320,346)	(109.2)%	(128,148)	(41.3)%
Income tax (provision) benefit	(552)	(0.6)%	(400)	(0.4)%	2,740	0.9%	(3,916)	(1.3)%
Net loss	$(10,559)	(11.2)%	$(24,637)	(24.0)%	$(317,606)	(108.2)%	$(132,064)	(42.6)%
Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenue around three solution groups:

•
Ratings and Planning provides measurement of the behavior and characteristics of audiences of content and advertising across television and digital platforms including computers, tablets, smartphones, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, non-linear, online or on-demand.

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

Revenues from these three solution groups are as follows:

	Three Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Variance	% Variance
Ratings and Planning	$65,334	69.3%	$70,499	68.4%	$(5,165)	(7.3)%
Analytics and Optimization	18,252	19.3%	22,215	21.6%	(3,963)	(17.8)%
Movies Reporting and Analytics	10,714	11.4%	10,150	10.0%	564	5.6%
Total revenues	$94,300	100.0%	$102,864	100.0%	$(8,564)	(8.3)%
Revenues decreased by $8.6 million, or 8.3%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Ratings and Planning revenue is comprised of revenue from our digital, television ("TV") and cross-platform products. Ratings and Planning revenue decreased $5.2 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was largely driven by lower revenue from our syndicated digital products. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products, which continued to be impacted by ongoing industry changes in ad buying and consolidation, represented 50.6% and 53.3% of our Ratings and Planning revenue in the third quarter of 2019 and 2018, respectively. TV and cross-platform revenues were flat as a result of higher local TV revenue and increased deliveries of several one-time deliverables in cross-platform, offset by lower national TV revenue due in part to lower comparable revenue from customers who purchased data for election campaigns in the third quarter of 2018 that did not occur in 2019.
Analytics and Optimization revenue decreased by $4.0 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, due primarily to lower sales and deliveries of digital custom marketing solutions. These decreases were partially offset by increased revenue from Activation products, which continued to experience year-over-year growth.
Movies Reporting and Analytics revenue increased by $0.6 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase related to revenue from new products and from new customers gained in the fourth quarter of 2018.

	Nine Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Variance	% Variance
Ratings and Planning	$204,833	69.8%	$210,569	67.9%	$(5,736)	(2.7)%
Analytics and Optimization	57,003	19.4%	68,479	22.1%	(11,476)	(16.8)%
Movies Reporting and Analytics	31,646	10.8%	31,124	10.0%	522	1.7%
Total revenues	$293,482	100.0%	$310,172	100.0%	$(16,690)	(5.4)%
Revenues decreased by $16.7 million, or 5.4%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Ratings and Planning revenue decreased $5.7 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease was largely driven by lower revenue from our syndicated digital products, which continued to be impacted by ongoing industry changes in ad buying and consolidation. Revenue from our syndicated digital products represented 50.6% and 56.2% of our Ratings and Planning revenue for the nine months ended September 30, 2019 and 2018, respectively. This decrease was partially offset by an increase in cross-platform revenue due to several one-time deliverables and local TV due to growth in renewals and new customers.
Analytics and Optimization revenue decreased by $11.5 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to lower sales and deliveries of digital custom marketing solution, survey products and Lift products. These decreases were partially offset by increased revenue from Activation products, which continued to experience year-over-year growth.
Movies Reporting and Analytics revenue increased by $0.5 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase related to revenue from new products and from new customers gained in the fourth quarter of 2018.

Cost of Revenues
Cost of revenues consists primarily of expenses related to operating our network infrastructure, producing our products, amortizing capitalized fulfillment costs and recruiting, maintaining, and supporting our consumer panels. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain, process and cleanse the panel and census-based data used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs.

	Three Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Data costs	$15,316	16.2%	$14,991	14.6%	$325	2.2%
Employee costs	11,606	12.3%	14,031	13.6%	(2,425)	(17.3)%
Panel costs	5,233	5.5%	5,743	5.6%	(510)	(8.9)%
Systems and bandwidth costs	4,991	5.3%	5,984	5.8%	(993)	(16.6)%
Lease expense and depreciation (1)	3,919	4.2%	3,041	3.0%	878	28.9%
Sample and survey costs	1,740	1.8%	1,354	1.3%	386	28.5%
Professional fees	1,704	1.8%	1,125	1.1%	579	51.5%
Technology	1,506	1.6%	1,679	1.6%	(173)	(10.3)%
Royalties and resellers	921	1.0%	755	0.7%	166	22.0%
Other	454	0.5%	743	0.7%	(289)	(38.9)%
Total cost of revenues	$47,390	50.3%	$49,446	48.1%	$(2,056)	(4.2)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended September 30, 2018 is not comparable to the three months ended September 30, 2019 due to our adoption of ASC 842.
Cost of revenues decreased $2.1 million, or 4.2%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was largely attributable to decreases in employee costs, systems and bandwidth costs and panel costs, offset by an increase in lease and depreciation costs and professional fees.
Employee costs decreased $2.4 million primarily due to a reduction in headcount along with a decrease in stock-based compensation expense. Systems and bandwidth costs decreased $1.0 million due to our ongoing technology transformation to reduce complexity, increase capacity, and transition to a cloud-based environment from data centers. Panel costs decreased $0.5 million due to lower recruitment costs. Offsetting these decreases was an increase in lease expense and depreciation of $0.9 million primarily due to increases in depreciation related to capitalized internally developed software. Professional fees increased $0.6 million due to an increase in technology consulting services to improve operational processes.

	Nine Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Data costs	$48,114	16.4%	$41,758	13.5%	$6,356	15.2%
Employee costs	40,708	13.9%	43,696	14.1%	(2,988)	(6.8)%
Systems and bandwidth costs	15,767	5.4%	17,864	5.8%	(2,097)	(11.7)%
Panel costs	15,555	5.3%	17,199	5.5%	(1,644)	(9.6)%
Lease expense and depreciation (1)	11,183	3.8%	9,473	3.1%	1,710	18.1%
Professional fees	5,956	2.0%	3,855	1.2%	2,101	54.5%
Sample and survey costs	5,678	1.9%	4,532	1.5%	1,146	25.3%
Technology	4,422	1.5%	4,779	1.5%	(357)	(7.5)%
Royalties and resellers	2,629	0.9%	2,247	0.7%	382	17.0%
Other	2,779	0.9%	2,823	0.9%	(44)	(1.6)%
Total cost of revenues	$152,791	52.1%	$148,226	47.8%	$4,565	3.1%
1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the nine months ended September 30, 2018 is not comparable to the nine months ended September 30, 2019 due to our adoption of ASC 842.

Cost of revenues increased $4.6 million, or 3.1%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was largely attributable to increases in data costs, professional fees, lease expense and depreciation and sample and survey costs, offset by a decrease in employee costs, systems and bandwidth costs and panel costs.
Data costs increased $6.4 million due to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services, including increases in our long-term contracts with multichannel video programming distributors ("MVPDs"). Professional fees increased $2.1 million due to an increase in data governance and technology consulting services to improve operational processes. Lease expense and depreciation increased $1.7 million primarily due to increased depreciation related to capitalized software. Sample and survey costs increased $1.1 million due to increased costs associated with specialized sample projects, which are ultimately charged to the customer. We generally incur these costs in advance of delivering the survey reports to customers. Offsetting these increases is a decrease of $3.0 million in employee costs primarily due to a decrease in headcount and stock-based compensation expense. Systems and bandwidth costs decreased $2.1 million due to our ongoing technology transformation to reduce complexity, increase capacity, and transition to a cloud-based environment from data centers. Panel costs decreased $1.6 million due to lower costs associated with the incentive plans used in certain countries and the use of more cost-effective recruitment solutions.
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

	Three Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$16,327	17.3%	$20,253	19.7%	$(3,926)	(19.4)%
Lease expense and depreciation (1)	1,081	1.1%	1,582	1.5%	(501)	(31.7)%
Travel	871	0.9%	1,374	1.3%	(503)	(36.6)%
Technology	749	0.8%	225	0.2%	524	232.9%
Professional fees	651	0.7%	760	0.7%	(109)	(14.3)%
Other	742	0.8%	672	0.7%	70	10.4%
Total selling and marketing expenses	$20,421	21.7%	$24,866	24.2%	$(4,445)	(17.9)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended September 30, 2018 is not comparable to the three months ended September 30, 2019 due to our adoption of ASC 842.
Selling and marketing expenses decreased by $4.4 million, or 17.9%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, largely attributable to a decrease in employee costs as well as a decrease in travel expense and lease expense and depreciation, offset by an increase in technology costs.
Employee costs decreased $3.9 million as a result of a decrease in stock-based compensation expense and lower headcount. Travel costs decreased $0.5 million as part of our ongoing corporate efforts to reduce costs. Lease expense and depreciation decreased $0.5 million primarily as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and a decrease in lease expense as a result of various lease terminations. Offsetting these decreases was an increase of $0.5 million in technology costs primarily resulting from an increase in license fees.

	Nine Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$55,281	18.8%	$64,728	20.9%	$(9,447)	(14.6)%
Lease expense and depreciation (1)	4,286	1.5%	5,554	1.8%	(1,268)	(22.8)%
Travel	2,575	0.9%	3,694	1.2%	(1,119)	(30.3)%
Professional fees	2,111	0.7%	2,897	0.9%	(786)	(27.1)%
Technology	2,103	0.7%	609	0.2%	1,494	245.3%
Other	2,234	0.8%	2,936	0.9%	(702)	(23.9)%
Total selling and marketing expenses	$68,590	23.4%	$80,418	25.9%	$(11,828)	(14.7)%

(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the nine months ended September 30, 2018 is not comparable to the nine months ended September 30, 2019 due to our adoption of ASC 842.
Selling and marketing expenses decreased by $11.8 million, or 14.7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, largely attributable to a decrease in employee costs as well as a decline in lease expense and depreciation, travel expenses and professional fees, offset by an increase in technology costs.
Employee costs decreased $9.4 million primarily as a result of lower headcount and a decrease in stock-based compensation expense. Lease expense and depreciation decreased $1.3 million primarily as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and a decrease in lease expense as a result of various lease terminations. Travel costs decreased $1.1 million as part of our ongoing corporate efforts to reduce costs. Professional fees decreased $0.8 million primarily due to reduced use of consultants in selling and marketing activities. Offsetting these decreases was an increase of $1.5 million in technology costs primarily resulting from an increase in license fees.
Research and Development
Research and development expenses include product development costs, consisting primarily of employee costs including salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products and third-party data costs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense related to general purpose equipment and software.

	Three Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$11,080	11.7%	$14,469	14.1%	$(3,389)	(23.4)%
Lease expense and depreciation (1)	1,483	1.6%	1,804	1.8%	(321)	(17.8)%
Technology	997	1.1%	1,260	1.2%	(263)	(20.9)%
Professional fees	442	0.5%	699	0.7%	(257)	(36.8)%
Other	62	0.1%	510	0.5%	(448)	(87.8)%
Total research and development expenses	$14,064	14.9%	$18,742	18.2%	$(4,678)	(25.0)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended September 30, 2018 is not comparable to the three months ended September 30, 2019 due to our adoption of ASC 842.
Research and development expenses decreased by $4.7 million, or 25.0%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was primarily attributable to a decrease in employee costs due to a decrease in stock-based compensation expense and lower headcount.

	Nine Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$37,868	12.9%	$46,186	14.9%	$(8,318)	(18.0)%
Lease expense and depreciation (1)	4,549	1.6%	5,335	1.7%	(786)	(14.7)%
Technology	3,116	1.1%	3,833	1.2%	(717)	(18.7)%
Professional fees	2,651	0.9%	1,650	0.5%	1,001	60.7%
Other	979	0.3%	1,343	0.4%	(364)	(27.1)%
Total research and development expenses	$49,163	16.8%	$58,347	18.8%	$(9,184)	(15.7)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the nine months ended September 30, 2018 is not comparable to the nine months ended September 30, 2019 due to our adoption of ASC 842.
Research and development expenses decreased by $9.2 million, or 15.7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease in employee costs, lease expense and depreciation and technology costs, offset by an increase in professional fees. Employee costs decreased $8.3 million primarily due to a decrease in stock-based compensation expense and lower headcount. Lease expense and depreciation decreased $0.8 million primarily as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and a decrease in lease expense as a result of various lease terminations. Technology costs decreased $0.7 million primarily due to a decrease in license fees. The overall decrease in expense was offset by an increase in professional fees of $1.0 million due to an increase in use of technology and data governance consulting services.

General and Administrative
General and administrative expenses consist primarily of employee costs including salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of lease expense and other facilities-related costs, depreciation expense related to general purpose equipment and software, and expenses incurred for other general corporate purposes.

	Three Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$7,235	7.7%	$7,903	7.7%	$(668)	(8.5)%
Professional fees	4,059	4.3%	4,639	4.5%	(580)	(12.5)%
Lease expense and depreciation (1)	591	0.6%	1,138	1.1%	(547)	(48.1)%
Transition services agreement	—	—%	2,119	2.1%	(2,119)	(100.0)%
Other	2,179	2.3%	2,908	2.8%	(729)	(25.1)%
Total general and administrative expenses	$14,064	14.9%	$18,707	18.2%	$(4,643)	(24.8)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the three months ended September 30, 2018 is not comparable to the three months ended September 30, 2019 due to our adoption of ASC 842.
General and administrative expenses decreased by $4.6 million, or 24.8%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was primarily attributable to a decrease in transition services agreement costs. Transition services agreement costs decreased $2.1 million as a result of the completion of the three-year Digital Analytix ("DAx") transition services agreement in January 2019. Employee costs decreased $0.7 million primarily due to a decrease in headcount and stock-based compensation expense. Lease expense and depreciation decreased $0.5 million due to a decrease in depreciation expense as various assets reached the end of their depreciable lives and a decrease in lease expense as a result of various lease terminations. Professional fees decreased by $0.6 million primarily as a result of lower legal costs.

	Nine Months Ended September 30,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$27,044	9.2%	$30,308	9.8%	$(3,264)	(10.8)%
Professional fees	13,618	4.6%	16,519	5.3%	(2,901)	(17.6)%
Lease expense and depreciation (1)	1,902	0.7%	3,297	1.1%	(1,395)	(42.3)%
Transition services agreement	667	0.2%	6,967	2.2%	(6,300)	(90.4)%
Other	7,310	2.5%	8,976	2.9%	(1,666)	(18.6)%
Total general and administrative expenses	$50,541	17.2%	$66,067	21.3%	$(15,526)	(23.5)%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the nine months ended September 30, 2018 is not comparable to the nine months ended September 30, 2019 due to our adoption of ASC 842.
General and administrative expenses decreased by $15.5 million, or 23.5%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease was largely attributable to a decrease in transition services agreement costs, employee costs and professional fees. Transition services agreement costs decreased $6.3 million as a result of the completion of the three-year DAx transition services agreement in January 2019. Professional fees decreased by $2.9 million primarily as a result of lower audit and compliance costs, offset by transaction costs associated with the sale of shares of Common Stock and warrants in the CVI Private Placement. Employee costs decreased $3.3 million primarily due to a decrease in headcount and stock-based compensation expense, partially offset by an increase of $3.3 million in severance expense related to the departure of our CEO and President in March 2019. Lease expense and depreciation decreased $1.4 million as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and a decrease in lease expense as a result of various lease terminations and executed sublease agreements.
Investigation and Audit Related
Investigation and audit related expenses were $1.0 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $37.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in investigation and audit related expenses for the three months ended September 30, 2019 relates to the resolution of the SEC investigation in September 2019. The decrease in investigation and audit related expenses for the nine months ended September 30, 2019 as compared to 2018 is due to the conclusion of the Audit Committee investigation and multi-year audit in March 2018, as well as the resolution of related legal proceedings.

Settlement of Litigation, Net
Settlement of litigation, net, consists of losses (or expected losses) from the settlement of various litigation matters. The net settlement of litigation expense for the three and nine months ended September 30, 2019 relates to our liability in connection with the conclusion of the SEC investigation in September 2019, offset by the clawback of $2.1 million from our former chief executive officer. The net settlement of litigation expense for the three and nine months ended September 30, 2018 primarily relates to the settlement and final resolution of the federal securities class action and the derivative actions.
Organizational Restructuring
In 2017, we implemented a reduction in force plan that resulted in the termination of approximately 10% of our workforce. That plan was complete as of December 31, 2018.
During 2018, our Board of Directors authorized management to implement further reductions in headcount (less than 10%) and rationalize our portfolio of leased properties, which resulted in the termination of one operating lease, the extension of the lease related to our headquarters, and the sublease of office space in various locations. In connection with the 2018 restructuring plans, we expect to incur total exit-related costs of up to $13.0 million, including $10.3 million that was recorded in 2018. The remaining expense is expected to be recognized in the fourth quarter of 2019 primarily as stock-based compensation.
In May and August of 2019, our Board of Directors authorized management to implement additional reduction in force plans (the "May 2019 Restructuring Plan" and "August 2019 Restructuring Plan", respectively). The reductions in force were implemented in order to reduce costs and better align resources with business priorities. In connection with the May 2019 Restructuring Plan, we incurred total exit-related costs of $3.1 million that were recorded in the nine months ended September 30, 2019. We do not expect to incur any future expenses related to this plan.
In connection with the August 2019 Restructuring Plan, we expect to incur total exit-related costs of up to $2.6 million, including $2.5 million that was recorded during the third quarter of 2019. The remaining expense is expected to be recognized during the fourth quarter of 2019.
We recognized restructuring expense of $2.3 million during the three months ended September 30, 2019, compared with $0.1 million during the three months ended September 30, 2018. We recognized restructuring expense of $5.1 million during the nine months ended September 30, 2019, compared with $5.1 million during the nine months ended September 30, 2018.
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
We also recorded an impairment charge related to our 2015 strategic alliance intangible asset in the second quarter of 2019. Changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the second quarter, resulted in a change in our long-term view of the viability of the intangible asset. As such, our assessment yielded that the benefit of the strategic alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach, resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million. While this was a non-cash charge, it is expected to reduce amortization expense by $3.0 million on an annualized basis.
For further information refer to Footnote 4, Goodwill and Intangible Assets and Item 2, Critical Accounting Policies.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances and imputed interest on our minimum commitment agreements with WPP plc and its affiliates. Interest expense relates to interest on our senior secured convertible notes ("Notes") and our finance leases of computer equipment and automobiles.
During the three months ended September 30, 2019 and 2018, we incurred interest expense, net of $8.2 million and $4.7 million, respectively, and $23.2 million and $11.7 million during the nine months ended September 30, 2019 and 2018, respectively. The increase in interest expense, net was primarily driven by the increase in the interest rate on our Notes from 6.0% to 12.0% in January 2019. For more information regarding the change in interest rate, refer to Footnote 5, Long-term Debt.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not part of our regular operations.

Transition services agreement income represents Adobe Inc.'s reimbursement of costs incurred under the DAx transition services agreement and is offset as expense in general and administrative expenses. Reimbursement under the transition services agreement ended in January 2019.
The following is a summary of other income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Change in fair value of financing derivatives	$1,800	$(5,681)	$2,900	$(10,141)
Change in fair value of warrants liability	4,893	—	4,893	—
Change in fair value of investment in equity securities	(308)	42	(2,324)	307
Transition services agreement income	—	2,120	534	6,967
Other	348	1,808	618	2,040
Total other income (expense), net	$6,733	$(1,711)	$6,621	$(827)
Other income (expense), net for the three and nine months ended September 30, 2019 was driven primarily by the change in fair value of our financing derivatives and warrants liability, offset by a decrease in the DAx transition services agreement income as well as a further decline in the fair value of our investment in equity securities, due to a decline in the investment's stock price. Other income (expense), net for the three and nine months ended September 30, 2018 primarily relates to the loss from the changes in fair value of our financing derivatives, offset by the income from the activity under the DAx transition services agreement and income from a prior-year patent settlement.
Gain (Loss) from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Because our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position, the strength of the U.S. Dollar in the three and nine months ended September 30, 2019 results in benefits for those positions when translated to U.S. Dollars. For the three and nine months ended September 30, 2019, the gain from foreign currency transactions was $1.2 million and $0.8 million, respectively. The gains were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro, the U.S. Dollar against the Euro and Canadian Dollar, and Euro against the Canadian Dollar exchange rates. For the three and nine months ended September 30, 2018, the loss from foreign currency transactions was $0.3 million and $0.2 million, respectively. The losses were primarily driven by fluctuations in the U.S. Dollar to Euro and Chilean Peso exchange rates.
Provision for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity.
During the three months ended September 30, 2019, we recorded an income tax provision of $0.6 million, resulting in an effective tax rate of 5.5%. For the nine months ended September 30, 2019, we recorded an income tax benefit of $2.7 million, resulting in an effective tax rate of 0.9%. A deferred income tax benefit of $5.0 million related to the impairment of goodwill in the second quarter of 2019 is included in the income tax benefit as of the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, we recorded an income tax provision of $0.4 million and $3.9 million, resulting in an effective tax rate of 1.7% and 3.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the valuation allowance against our domestic deferred tax assets.
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
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets and finance leases. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring expense; transaction costs related to the issuance of equity securities; non-cash impairment charges; and non-cash changes in the fair value of financing derivatives, warrants liability and investments in equity securities.
We define non-GAAP net loss as GAAP net income (loss) plus or minus stock-based compensation expense and amortization of intangible assets, as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring expense; transaction costs related to the issuance of equity securities; non-cash impairment charges; and non-cash changes in the fair value of financing derivatives, warrants liability and investments in equity securities. We changed our definition of non-GAAP net loss in 2018 to adjust for amortization of intangible assets, a change that is intended to better reflect our core operating performance.
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

•	Adjusted EBITDA and non-GAAP net loss do not consider the impact of stock-based compensation and similar arrangements that represent dilution to our existing stockholders;

•	Adjusted EBITDA and non-GAAP net loss do not consider impairment of goodwill and long-lived assets, which represents a decline in the value of our assets;

•	Adjusted EBITDA and non-GAAP net loss do not consider possible cash gains or losses related to our financing derivatives, warrants liability or investment in equity securities; and

•	Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
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

The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net loss (GAAP)	$(10,559)	$(24,637)	$(317,606)	$(132,064)

Income tax provision (benefit)	552	400	(2,740)	3,916
Interest expense, net	8,175	4,682	23,176	11,711
Depreciation	3,336	4,135	9,447	12,974
Amortization expense of finance leases	613	—	1,974	—
Amortization of intangible assets	6,970	7,896	23,151	24,706
EBITDA	9,087	(7,524)	(262,598)	(78,757)

Adjustments:
Stock-based compensation	3,013	6,311	14,270	31,191
Investigation and audit related	980	696	4,176	37,446
Settlement of litigation, net	(2,100)	—	2,900	5,250
Restructuring	2,270	51	5,149	5,141
Impairment of goodwill	—	—	224,272	—
Impairment of intangible asset	—	—	17,308	—
Private placement issuance cost (1)	(416)	—	738	—
Other (income) expense, net (2)	(6,385)	5,699	(5,469)	9,834
Adjusted EBITDA	$6,449	$5,233	$746	$10,105
(1) In the second quarter of 2019, we recorded $2.8 million in accrued transaction costs, of which $1.2 million was allocated to the warrants liability and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs of $1.6 million were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheet. In the third quarter of 2019, we recorded a $1.0 million adjustment due to a change in our estimate of transaction costs by decreasing general and administrative expenses by $0.4 million and additional paid-in capital by $0.6 million. For more information regarding this adjustment, see Footnote 6, Stockholders' Equity.
(2) Adjustments to other (income) expense, net, reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income (expense), net on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net loss (GAAP)	$(10,559)	$(24,637)	$(317,606)	$(132,064)

Adjustments:
Stock-based compensation	3,013	6,311	14,270	31,191
Investigation and audit related	980	696	4,176	37,446
Amortization of intangible assets (1)	6,970	7,896	23,151	24,706
Settlement of litigation, net	(2,100)	—	2,900	5,250
Restructuring	2,270	51	5,149	5,141
Impairment of goodwill	—	—	224,272	—
Impairment of intangible asset	—	—	17,308	—
Private placement issuance cost (2)	(416)	—	738	—
Other (income) expense, net (3)	(6,385)	5,699	(5,469)	9,834
Non-GAAP net loss	$(6,227)	$(3,984)	$(31,111)	$(18,496)
(1) In the fourth quarter of 2018, amortization of intangible assets was added as an adjustment in our calculation of non-GAAP net loss. Prior year non-GAAP net loss has been recast to include this adjustment, which is intended to better reflect our core operating performance.
(2) In the second quarter of 2019, we recorded $2.8 million in accrued transaction costs, of which $1.2 million was allocated to the warrants liability and recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs of $1.6 million were recorded in additional paid-in capital in the Condensed Consolidated Balance Sheet. In the third quarter of 2019, we recorded a $1.0 million adjustment due to a change in our estimate of transaction costs by decreasing general and administrative expenses by $0.4 million and additional paid-in capital by $0.6 million. For more information regarding this adjustment, see Footnote 6, Stockholders' Equity.

(3) Adjustments to other (income) expense, net, reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income (expense), net on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(3,124)	$(73,939)
Net cash used in investing activities	(7,834)	(9,630)
Net cash provided by financing activities	19,908	93,798
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(658)	(1,140)
Net increase in cash, cash equivalents and restricted cash	8,292	9,089
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
As of September 30, 2019, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $58.5 million, including $4.7 million in restricted cash and a $2.1 million clawback from our former CEO, which we subsequently paid to the SEC.
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
Prior to April 2019, we paid our quarterly accrued interest liability on the Notes in cash. In April, July and October 2019, we paid our quarterly accrued interest liability on the Notes through the issuance of Common Stock.
In June 2019, in order to increase our liquidity and maintain compliance with the minimum cash balance covenant in the Notes described below, we issued 2,728,513 shares of our Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. See "Issuance and Sale of Common Stock and Warrants" below.
During the nine months ended September 30, 2019, we sold our cost method investment in equity securities for total cash proceeds of $3.8 million, of which $3.1 million was received in July 2019. See Footnote 2, Summary of Significant Accounting Policies for additional information.
Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, including ongoing costs relating to compliance and legal proceedings and management changes, as well as payment of expenses incurred in prior periods in addition to current-period expenses. Our liquidity could also be negatively affected if we elect to pay our interest liability on the Notes (currently set at 12.0% per year) in cash in lieu of Common Stock. For additional information on our interest liability, see Footnote 5, Long-term Debt. Finally, our liquidity could be significantly affected if we are unable to maintain compliance with the affirmative and negative covenants in our Notes, including the minimum cash balance requirement described below. If we fail to comply with our covenants, we could be required to redeem the Notes at a premium. The source of funds for any such redemption would be our available cash or, possibly, other financing. Based on our current plans, including actions within management's control, we do not anticipate a breach of these covenants that would result in an event of default under the Notes; however, any such breach could have a material impact on our liquidity.
We continue to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing, refinancing or strategic transaction, in order to best position the company for future success. We believe that our sources of funding, after taking into account the financing transactions described below and the restructuring actions described in Footnote 13, Organizational Restructuring, will be sufficient to satisfy our currently anticipated requirements for at least the next 12 months. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing.

Restricted Cash
Restricted cash represents our requirement to collateralize outstanding letters of credit and lines of credit related to certain of our corporate credit card programs, as well as certain international treasury exposure. As of September 30, 2019 and December 31, 2018, we had $4.7 million and $6.1 million of restricted cash, respectively. The decrease was due to the release of collateralized cash for international payroll processing and the exit of certain leased properties.
Letters of Credit
On June 1, 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of September 30, 2019, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
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
Issuance and Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 2,728,513 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 11,654,033 shares of Common Stock (the "Private Placement"). The warrants are exercisable at various prices and, in certain circumstances, could result in an additional $30.0 million in proceeds within 12 months. Pursuant to the Private Placement, which closed on June 26, 2019, we agreed to a 105-day lockup period related to any future offering of equity or equity-linked securities and also agreed to provide CVI with registration rights. On October 14, 2019, we issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C Warrants. As a result of this exercise, the number of shares issuable under our Series A Warrants was increased by 2,728,513.
For additional information on the Private Placement, refer to Footnote 6, Stockholders' Equity.
Issuance and Sale of Senior Secured Convertible Notes and Warrants
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of the Notes as of September 30, 2019 to $204.0 million.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances ($40.0 million effective August 6, 2019) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the Notes covenants as of September 30, 2019. As discussed above, any breach of these covenants could have a significant negative effect on our liquidity.
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
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of goodwill and intangible asset, stock-based compensation, deferred tax (benefit) provision, change in the fair value of financing derivatives, warrants liability and equity securities, non-cash interest expense related to the Notes, accretion of debt discount, and amortization of deferred financing costs.

Net cash used in operating activities for the nine months ended September 30, 2019 was $3.1 million compared to net cash used of $73.9 million for the nine months ended September 30, 2018. The decrease in cash used in operating activities during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to a decrease in cash operating expenses, a shift in changes in operating assets and liabilities from a net increase of $6.2 million for the nine months ended September 30, 2019 as compared to a net decrease of $28.0 million for the nine months ended September 30, 2018, and payment of interest on the Notes for 2019 in stock in lieu of cash.
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
Net cash used in investing activities for the nine months ended September 30, 2019 was $7.8 million compared to net cash used in investing activities of $9.6 million for the nine months ended September 30, 2018. This decrease in cash used in investing activities was attributable to an increase of $3.8 million in cash received from the sale of our investment in equity securities, offset by increased costs of $1.4 million to develop internal-use software and a $0.6 million increase in purchases of property and equipment primarily related to leasehold improvements in our headquarters office in Reston, Virginia, a portion of which has been reimbursed by our landlord.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2019 was $19.9 million compared to net cash provided by financing activities of $93.8 million during the nine months ended September 30, 2018. The change was largely due to gross cash proceeds of $100.0 million from the 2018 issuance of Notes, as well as a $8.0 million decrease in proceeds from our subscription receivables (as the associated contracts ended in 2018), offset by $20.0 million in gross proceeds from the sale of shares of Common Stock and warrants in the Private Placement, $4.3 million in proceeds from the sale-leaseback transaction described above, a decrease in payment of debt issuance costs of $5.1 million, a decrease in principal payments on finance lease and software license arrangements, and a decrease in tax payments related to net share settlement of equity awards.

Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature. The information set forth below summarizes our contractual obligations as of September 30, 2019 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (1)	$78,441	$13,077	$22,124	$18,425	$24,815
Finance lease obligations (2)	4,940	2,068	2,813	59	—
Software license arrangements (3)	739	369	370	—	—
Sale-leaseback financing transaction (4)	4,231	2,247	1,984	—	—
Long-term debt obligations (5)	204,000	—	204,000	—	—
Unconditional purchase obligations with MVPDs (6)	112,699	40,873	48,740	23,086	—
Total	$405,050	$58,634	$280,031	$41,570	$24,815
(1) Operating lease obligations represent future lease commitments, primarily for real estate leases, accounted for under ASC 842. See Footnote 11, Leases for more information.
(2) Finance lease obligations represent future lease commitments, primarily for equipment leases, accounted for under ASC 842. See Footnote 11, Leases for more information.
(3) Software license arrangements include future commitments for software licenses in long-term contract arrangements.
(4) We entered into a sale-leaseback arrangement with a vendor in June 2019. See Footnote 5, Long-term Debt for more information.
(5) In 2018, we entered into several agreements with Starboard whereby we issued senior secured convertible notes in exchange for cash and shares of Common Stock. See Footnote 5, Long-term Debt for more information.
(6) Unconditional purchase obligations with MVPDs include contractual arrangements with MVPDs for the purchase of TV viewing data that is used in our TV products, primarily reported in the Ratings & Planning solution group. If these arrangements are canceled by the MVPDs, we have the ability to terminate contracts with our end customers. Commitments reflected herein relate to purchases of data/future obligations after September 30, 2019.
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
Accounting for Warrants
During the second quarter of 2019, we issued warrants which were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the warrants is determined using a Monte Carlo simulation analysis within an option pricing model. The fair value estimate is determined using an estimate for our credit rating, probability of change of control, dividend yield, risk-free rate, remaining term of the warrants and volatility. The valuation is derived from techniques which utilize unobservable Level 3 inputs.
The fair value of the warrants is estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date at rates commensurate with the remaining term of the related warrant. The primary sensitivity in the valuation of each warrant liability is driven by our Common Stock price at the measurement date and the observable volatility of the Common Stock.
Refer to Footnote 7, Fair Value Measurements for the significant unobservable inputs used to determine the fair value of the warrants as of September 30, 2019.
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
During the second quarter of 2019, we evaluated our strategic alliance asset group for recoverability. Our assessment considered the changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the second quarter, which resulted in a change in our long-term view of the viability of the intangible asset. As such, our analysis yielded that the benefit of the strategic alliance would not be realized and the related investment would not be recoverable. The fair value of the strategic alliance intangible asset was estimated using the income approach, resulting in a non-cash impairment charge for the full carrying value of the asset. Consequently, we recorded a $17.3 million impairment charge during the nine months ended September 30, 2019 in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require future adjustments to recorded asset balances.
Goodwill
Goodwill is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit with its carrying value. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, limited to the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.
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
During the second quarter of 2019, we concluded that it was more likely than not that the estimated fair value of our reporting unit was less than its carrying value. As such, further analysis was required. In our assessment, we considered a sustained decline of our stock price during the three months ended June 30, 2019 and the related market capitalization as of the valuation date both in absolute terms and relative to our peers. Other relevant factors such as the resignation of members of our senior management team, lower revenue and continued negative operating cash flows were considered. Accordingly, we performed an interim quantitative goodwill impairment test as of June 30, 2019, relying in part on the work of an independent valuation firm engaged by us to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.
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
In addition, we used a market-based approach to estimate the value of our reporting unit. The market value is estimated by comparing the reporting unit to other publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of the reporting unit is based on pricing multiples of certain financial parameters observed in the comparable companies. We also made estimates and assumptions for market values to determine the reporting unit's estimated fair value.
Goodwill allocated to our single reporting unit immediately prior to the June 30, 2019 interim impairment test was $640.1 million. The results of the interim impairment test indicated that the carrying value of our reporting unit exceeded the fair value by $224.3 million. The decrease in our reporting unit's fair value was primarily due to current and estimated short-term future performance, which impacted the estimated operating cash flows, and a higher discount rate mainly due to an increase in the company-specific risk premium. Accordingly, we recorded an impairment charge of $224.3 million for the nine months ended September 30, 2019 in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
It is possible that future changes in our circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of our reporting unit, could require us to record additional non-cash impairment charges in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are subject to interest rate risk in connection with the Notes, and we hold derivative financial instruments and have outstanding warrants that are subject to market risk. We also have foreign currency exchange rate risk from our global operations, although we do not believe this risk to be significant. Finally, during the three and nine months ended September 30, 2019, we held equity securities that were subject to market risk. Except as set forth below, there have been no material changes in our exposure to market risk during the three and nine months ended September 30, 2019 as compared to our market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2018 10-K.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of September 30, 2019, the interest rate on the Notes was 12.0% per year. The interest rate resets at each of January 30, 2020 and February 1, 2021 (each an "Interest Reset Date") based on the then-applicable Conversion Premium which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

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
As of September 30, 2019, the VWAP of our Common Stock for the immediately preceding ten consecutive trading days was $2.07, which would equate to a 15.12 Conversion Premium and, accordingly, would not result in a change to the current 12.0% annual interest rate on the outstanding Notes if September 30, 2019 were an Interest Reset Date. As discussed in Footnote 5, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares, and we elected to do so for the interest payments made on April 1, 2019, July 1, 2019 and October 1, 2019.
Warrants liability financial instrument risk
As a result of having $5.9 million in liability related to outstanding warrants as of September 30, 2019, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of each warrant, and the number of shares potentially issuable under certain warrants, is impacted by changes in the market price of our Common Stock. As of September 30, 2019, a 10% increase in our stock price would result in a $0.7 million increase in the fair value of the warrants and a 11,689 increase in potential issuable shares under the warrants, while a 10% decrease in our stock price would result in a $0.7 million decrease in the fair value of the warrants and a 9,704 decrease in potential issuable shares under the warrants, in each case on an aggregate basis.
For further information regarding our outstanding warrants, see Footnote 6, Stockholders' Equity.

Equity price risk
As a result of having a cost-method investment in equity securities, we were subject to market risk during the three and nine months ended September 30, 2019. We sold our only cost-method investment during the nine months ended September 30, 2019 and no longer expect to have market risk exposure in this category for the remainder of 2019. For further details see Footnote 2, Summary of Significant Accounting Policies, and Footnote 7, Fair Value Measurements.
Interest rate reset derivative financial instrument and foreign currency risk
For discussion of market risk associated with our interest rate reset derivative financial instrument and foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2018 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Remediation Efforts to Address Material Weakness in Internal Control Over Financial Reporting
As discussed in Item 9A, "Controls and Procedures" of the 2018 10-K, we identified a material weakness in the area of revenue accounting as of December 31, 2018 related to journal entries, evaluating evidence of product or service delivery, and account reconciliations related to unbilled revenue and deferred revenue. Prior to December 31, 2018, we designed and implemented new controls to compensate for the complexity of our accounting for revenue contracts and our dependence on manual processes. Due to the timing of the design and implementation of these controls during the fourth quarter of 2018, however, there was insufficient time to consistently execute against their design as of December 31, 2018. During 2019, to remediate the material weakness described above, we:

•	Enhanced controls related to manual journal entries to strengthen the completeness and accuracy of revenue-related entries;

•	Enhanced controls, including new automated reports, to demonstrate and verify evidence of product or service delivery;

•	Enhanced communication between financial and operating personnel to better monitor the status of product and service delivery;

•	Centralized responsibility for product and service delivery under one department and implemented a monthly attestation process for key operating personnel;

•	Implemented mandatory training for operational and revenue personnel who are responsible for product or service delivery and revenue recognition;

•	Enhanced controls over unbilled revenue and deferred revenue account reconciliations, including the review and timely analysis of reconciling items; and

•	Implemented a business process review control that compares our actual results to our forecast and historical results.
We have completed the documentation, implementation and testing of the remediation actions described above, and as of September 30, 2019, management determined that the material weakness identified in the 2018 10-K had been remediated. Notwithstanding the remediated material weakness, management believes that the Condensed Consolidated Financial Statements and related financial information included in this 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented. Management's belief is based on a number of factors, including the remediation actions described above.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting in future periods.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a discussion of material legal proceedings in which we are involved, please refer to Footnote 12, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A "Risk Factors" of our 2018 10-K, in Item 1A "Risk Factors" of our report on Form 10-Q for the period ended March 31, 2019 (the "Q1 2019 10-Q"), and in Item 1A "Risk Factors" of our report on Form 10-Q for the period ended June 30, 2019 (the "Q2 2019 10-Q") before you decide whether to invest in our Common Stock. The risks identified in our 2018 10-K, Q1 2019 10-Q, and Q2 2019 10-Q could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described in our 2018 10-K, Q1 2019 10-Q, and Q2 2019 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2019
As described in Footnote 5, Long-term Debt, during 2018, we entered into certain agreements with Starboard, pursuant to which, among other things, we issued and sold to Starboard senior secured convertible notes in exchange for cash and shares of Common Stock. Interest on the Notes is payable on a quarterly basis in arrears, at our option, in cash, or, subject to certain conditions, through the issuance of additional shares of Common Stock ("PIK Interest Shares"). On July 1, 2019, we paid our quarterly accrued interest liability on the Notes for the second quarter through the issuance of 856,289 PIK Interest Shares. These shares were issued in a private placement without registration in reliance upon an exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Interim CEO Departure
On November 4, 2019, Dale Fuller resigned as our Interim CEO, effective immediately. On the same day, our Compensation Committee awarded 354,546 deferred stock units to Mr. Fuller as compensation for his service as Interim CEO from March 31, 2019 until November 4, 2019, in accordance with his previously disclosed compensation agreement. The deferred stock units will be delivered to Mr. Fuller in shares of Common Stock upon the earlier of a change in control or six months following his separation from service.
CEO Appointment
On November 4, 2019, our Board of Directors appointed William Livek as our CEO and Executive Vice Chairman, effective immediately. Mr. Livek, 65, previously served as our Vice Chairman since January 2016 and was our President from January 2016 through May 2018. Before that, Mr. Livek served as Vice Chairman and CEO of Rentrak Corporation, a media measurement and consumer targeting company, from June 2009 until our merger with Rentrak in January 2016. Prior to Rentrak, Mr. Livek was founder and CEO of Symmetrical Capital, an investment and consulting firm; Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Services, Inc., a provider of information, analytical and marketing services; and co-President of Experian's subsidiary Experian Research Services. Mr. Livek also serves on the board of directors of ALC and Covenant House.
In connection with his appointment, Mr. Livek and the Company entered into a letter agreement (the "Letter") to memorialize the terms of his compensation for service as CEO. Pursuant to the Letter, Mr. Livek will receive the following: (i) annualized base salary of $650,000, (ii) eligibility to participate in our short-term incentive program with a target annual short-term incentive equal to 100% of his base salary, (iii) eligibility to participate in our long-term incentive program, (iv) a one-time grant of 175,000 restricted stock units, which vest as to one-third on each of the first three anniversaries of the date of grant (November 4, 2019), generally subject to Mr. Livek's continued service through each vesting date, (v) a one-time grant of options to purchase 300,000 shares of our Common Stock, which vest as to one-third on each of the first three anniversaries of the date of grant, generally subject to Mr. Livek's continued service through each vesting date, (vi) a one-time grant of 425,000 performance restricted stock units, which vest quarterly through the tenth anniversary of the date of grant (November 4, 2019), generally subject to the achievement of specified stock-price hurdles prior to each vesting date and Mr. Livek's continued service through each vesting date, (vii) payment of Mr. Livek's attorney's fees in the amount of $200,000, and (viii) eligibility to participate in our benefit plans and programs in effect from time to time.
Additionally, pursuant to the Letter, Mr. Livek will receive a one-time bonus of at least $1,000,000 (either individually or as part of a larger pool for executives or employees) upon the successful completion of a refinance of all or substantially all of our outstanding senior secured convertible notes, generally subject to Mr. Livek's continued employment through such refinance. Upon the consummation of a qualifying change in control, Mr. Livek will receive a one-time cash bonus of $1,000,000, plus an additional one-time cash bonus based on specified percentages of the gross transaction proceeds resulting from such qualifying change in control so long as such qualifying change in control results in gross transaction proceeds of at least $500 million. Each bonus payable upon the consummation of a qualifying change in control is generally subject to Mr. Livek's continued employment through such qualifying change in control.
Mr. Livek will continue to be eligible to receive the separation benefits set forth in his Change of Control and Severance Agreement with the Company, as described in the proxy statement for our 2019 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 30, 2019. In the Letter, Mr. Livek agreed to a comprehensive release of claims in favor of the Company and its affiliates.
Finally, subject to certain conditions, Mr. Livek may, at his election, (i) enter into a 10b5-1 plan during our next open trading window that permits him to purchase up to $4,000,000 of our Common Stock, (ii) purchase up to $4,000,000 of our Common Stock in the open market during the next open trading window, or (iii) utilize a combination of the foregoing, so long as Mr. Livek does not possess any material non-public information.
The foregoing description of the Letter does not purport to be complete and is qualified in its entirety by reference to the Letter, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.
Mr. Livek's son is a non-executive account director of the Company and has been employed by the Company since January 2016. During 2018 and the first nine months of 2019, he received salary and incentive compensation of approximately $203,000, in addition to the standard benefits that he receives as an employee of the Company.
There are no arrangements or understandings between Mr. Livek and any other person pursuant to which he was selected as our CEO and Executive Vice Chairman.

Chief Information and Technology Officer Departure
On November 4, 2019, we and our Chief Information and Technology Officer ("CITO"), Joseph Rostock, mutually agreed that Mr. Rostock would leave the Company by the end of 2019. On November 5, 2019, we and Mr. Rostock entered into a Separation and General Release Agreement (the "Separation Agreement") pursuant to which Mr. Rostock resigned as our CITO, effective immediately. Mr. Rostock will remain employed as a non-officer employee through December 31, 2019 (the "Separation Date") to provide transitional support.
Pursuant to the Separation Agreement, Mr. Rostock will receive: (i) continued payment of his base salary for 12 months following the Separation Date ($375,000), (ii) accrued and unused paid time off through the Separation Date, (iii) continued eligibility to receive an annual bonus for the 2019 calendar year, subject to the terms of our short-term incentive program, and (iv) if Mr. Rostock elects to continue coverage under our group health plans, reimbursement of the premiums for such coverage for up to 12 months following the Separation Date.
Under the Separation Agreement, Mr. Rostock agreed to a comprehensive release of claims in favor of the Company and its affiliates. Mr. Rostock also reaffirmed his commitment to be bound by restrictive covenants regarding confidential information, non-competition and non-solicitation.

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

10.1+*		Letter Agreement, dated November 4, 2019, between comScore, Inc. and William Livek.

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

	+	Filed herewith
	*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ Gregory A. Fink
Gregory A. Fink
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)
November 5, 2019