Form 10-K
period 2019-12-31
COMSCORE, INC.
filed 2020-02-28
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
Form 10-K
___________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-33520
_______________________________________________________________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $220.3 million (based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant’s common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 25, 2020, there were 70,103,469 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Annual Report on Form 10-K, or 10-K, including the information contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K, and the information incorporated by reference in this 10-K, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for financing or capital expenditures, expectations regarding liquidity and compliance with financing covenants and payment obligations, expectations regarding the introduction of new products, effects of restructuring actions and changes in our management team, regulatory compliance and expected changes in the regulatory landscape affecting our business, internal control improvements, expected impact of litigation and regulatory proceedings, plans for growth and future operations, effects of acquisitions, divestitures and partnerships, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-K regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-K and elsewhere within this report, and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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

i

PART I

ITEM 1.	BUSINESS
Unless the context requires otherwise, references in this 10-K to "Comscore," "we," "us," the "Company" and "our" refer to comScore, Inc. and its consolidated subsidiaries. We have registered trademarks around the globe, including Unified Digital Measurement®, UDM®, vCE®, Metrix®, Essentials®, Box Office Essentials®, OnDemand Essentials®, OnDemand Everywhere®, and TV Essentials®. This 10-K also contains additional trademarks and trade names of our company and our subsidiaries. We file and maintain trademark protection for our products and services. All trademarks and trade names appearing in this 10-K are the property of their respective holders.
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (smartphones, tablets and computers), television ("TV") and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, advertisers, agencies and technology providers.
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
Key Developments in 2019
Leadership Changes
On March 31, 2019, Bryan Wiener resigned as our Chief Executive Officer ("CEO") and director and Sarah Hofstetter resigned as our President, effective immediately. On the same day, we appointed Dale Fuller, then a member of our Board of Directors, as Interim CEO. On November 4, 2019, Mr. Fuller resigned as Interim CEO and we appointed William Livek as our CEO and Executive Vice Chairman.
CVI Financing
On June 26, 2019, we issued 2,728,513 shares of our common stock, par value $0.001 ("Common Stock") and four series of warrants to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. On October 14, 2019, we issued 2,728,513 shares of our Common Stock to CVI upon exercise of our Series C warrant. On January 29, 2020, our Series B-1 warrant expired unexercised. For additional information about the CVI financing, refer to Footnote 5, Stockholders' Equity.
SEC Settlement
On September 24 ,2019, we announced a settlement with the SEC, resolving the previously disclosed investigation into financial accounting and disclosure practices between February 2014 and February 2016. For additional information about the SEC settlement, refer to Footnote 11, Commitments and Contingencies.
Starboard Amendment
On November 6, 2019, we entered into an amendment agreement with the holders of our senior secured convertible notes. The amendment prescribed the terms under which we may redeem the convertible notes for cash in the event of a qualifying change of control, as defined in the amendment. For additional information about the amendment and our convertible notes, refer to Footnote 4, Long-term Debt.

Background and Market
We were founded in 1999 on the belief that digital technology would transform the interactions between people, media and brands in ways that would generate substantial demand for data and analytics about that interaction. The growing adoption of digital technologies also allowed measurement of the behavior of consumers' online activities. Based on this vision, we built a global opt-in panel of over two million individuals that provided insight into online activities. In 2002, we acquired Media Metrix, an internet ratings brand with its own panel of consumers. Anticipating that mobile would become a key digital platform in the future, we acquired mobile measurement specialist M:Metrics in 2008. In 2009, we introduced our proprietary Unified Digital Measurement ("UDM") methodology, which allowed us to unite consumer panel data with census-level data from tags that we implemented on websites and their content and later from software development kits on mobile apps.
To expand our global presence in Latin America and Europe, we acquired Certifica in 2009 and NedStat in 2010, respectively. To enhance our product offerings and expand our presence in certain markets, we acquired ARS in 2010, M.Labs, LLC in 2014, Proximic, Inc. in 2015, and Compete, Inc. in 2016. As consumer media consumption and the availability of television and video programming expanded across a myriad of consumer devices, the ability to measure this dynamic cross-platform world became more important for buyers and sellers of advertising. In response, we partnered with ESPN and Arbitron to pioneer a cross-platform measurement solution, and in 2015 launched Xmedia, a syndicated cross-platform measurement product. Arbitron was later acquired by Nielsen Holdings N.V. ("Nielsen"), and we continue to have access to legacy Arbitron data through a 2013 license agreement with Nielsen. This cross-platform measurement strategy led to our 2015 strategic alliance with WPP plc (together with its affiliates, "WPP"), one of the largest communications services businesses in the world, and our 2016 merger with Rentrak Corporation ("Rentrak"), a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Following the Rentrak merger, we have access to millions of television and video on demand ("VOD") screens and the ability to measure box office results from movie screens across the world. We also have an opt-in Total Home Panel, which enables measurement of household devices that use a home's internet connection, whether traditional mobile and computer devices, streaming media devices, gaming consoles or Internet of Things ("IOT") devices, which may include devices such as smart speakers, thermostats, and appliances.
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

•
We have created an opt-in Total Home Panel, which can capture data that runs through a home's internet connection. This expands our intelligence to include such activity as game console and IOT device usage.

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
Our Products and Services
Our products and services help our customers measure audiences and consumer behavior across media platforms, while offering validation of advertising delivery and its effectiveness. Our customers include:

•	Local and national television broadcasters and content owners;

•	Network operators including cable companies, mobile operators and internet service providers;

•	Digital content publishers and internet technology companies;

•	Advertising agencies;

•	Movie studios and movie theater operators;

•	Financial service companies, including buy and sell-side investment firms, consumer banks and credit card issuers;

•	Manufacturers and retailers of consumer products such as consumer packaged goods, pharmaceuticals, automotive and electronics; and

•	Political campaigns and related organizations.
Our products and services are organized around three solution groups that address customer needs:

•
Ratings and Planning products and services that provide measurement of the behavior and characteristics of audiences of content and advertising, across television and digital platforms including computers, tablets, smartphones, and other connected devices;

•
Analytics and Optimization products and services including custom solutions, activation, lift and survey-based products, that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection; and

•
Movies Reporting and Analytics products and services that measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.

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

•
OnDemand Essentials, which provides multichannel video programming distributors and content providers with transactional tracking and reporting based on millions of television screens, enabling our customers to plan advertising campaigns that more precisely target consumers watching on-demand video content.

•
Comscore Campaign Ratings ("CCR"), which expands upon validated Campaign Essentials ("vCE") verification of mobile and desktop video campaigns with the addition of video advertising delivered via OTT and TV and provides unduplicated reporting that enables ad buyers and sellers to negotiate and evaluate campaigns across media platforms.

•
vCE, which validates whether digital ad impressions are visible to humans, identifies those that are fraudulent (e.g., delivered to automated bots or requested by malware), and verifies that ads are shown in brand safe content and delivered to the right audience targets. Advertisers and their agencies use vCE as the basis for negotiating and evaluating campaign performance against their contracts with, and payments to, digital publishers for ad campaigns.

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

•	Branded Content Analytics, which measure the impact and value of brand integrations into content such as TV programs.

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

•
Box Office Analytics, which provides release-date optimization using predictive analytics to estimate the gross revenue potential for future films, long-lead measurement to help gauge the health of a movie's marketing campaign before theatrical release, and post-release reports of audience demographics and the aspects of each movie that trigger interest and attendance.

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

Licenses
We license data from third-party providers across the media platforms that we measure. Our licenses include agreements with Nielsen to license certain market (DMA) data used in our television products and Arbitron data used in our cross-platform solutions, as well as licenses with satellite, telecommunications and cable operators covering television and VOD viewership data, third-party scheduling datasets and data matching partners, and agreements with providers of demographic and behavioral mobile and panel data. See "Our Approach to Media Measurement" above for a discussion of our data sourcing.
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

•	Full-service market research firms, including Nielsen, Ipsos and GfK;

•
Companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen Audio (formerly Arbitron) and TiVo Corporation;

•	Online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, Google and Facebook;

•	Companies that provide digital advertising technology point solutions, including DoubleVerify, Integral Ad Science, Moat (owned by Oracle), and WhiteOps;

•	Companies that provide audience measurement and competitive intelligence across digital platforms, including Nielsen, SimilarWeb, and App Annie;

•	Analytical services companies that provide customers with detailed information about behavior on their own websites, including Adobe Analytics, IBM Digital Analytics and WebTrends Inc.;

•	Companies that report Smart TV data such as Vizio, Alphonso, and Samba TV; and

•	Companies that provide consumers with TV and digital services such as AT&T and Comcast.
We compete based on the following principal factors:

•	The ability to provide accurate measurement of digital audiences across multiple digital platforms;

•	The ability to provide TV audience measurement based on near-census data that increases accuracy and reduces variability;

•	The ability to provide de-duplicated audience measurement across platforms;

•	The ability to provide actual, accurate and reliable data regarding audience behavior and activity in a timely manner, including the ability to maintain large and statistically representative panels;

•	The ability to provide reliable and objective third-party data that, as needed, is able to receive industry-accepted accreditation;

•	The ability to adapt product offerings to emerging digital media technologies and standards;

•	The breadth and depth of products and their flexibility and ease of use;

•	The availability of data across various industry verticals and geographic areas and expertise across these verticals and in these geographic areas; and

•	The ability to offer products that meet the changing needs of customers, particularly in the evolving privacy environment.
We believe we compete favorably on these factors and that our vision and investments in the future of media measurement across platforms will deliver products and services that our customers will continue to trust and value.
Government Regulation and Privacy
U.S. and international data security and privacy laws apply to our various businesses. We have programs in place to detect, contain and respond to data security incidents; however, increasing technology risks or unauthorized users who successfully breach our network security could misappropriate or misuse our proprietary information or cause interruptions in our services. Many countries have data protection laws with different requirements than those in the U.S., and many states in the U.S. have or are developing their own data protection and privacy requirements. This may result in inconsistent requirements and differing interpretations across jurisdictions. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws such as the California Consumer Privacy Act ("CCPA"), Brazil's General Data Protection Law ("LGPD") and the General Data Protection Regulation ("GDPR") in Europe and industry self-regulatory codes have been enacted, and more are being considered that will affect our ability (and our customers' ability) to reach current and prospective customers, to respond to individual customer requests under the laws, and to implement our business models effectively. The GDPR took effect in May 2018 and includes requirements regarding the collection and handling of individuals' personal data. The CCPA went into effect in January 2020, and the LGPD is scheduled to come into effect in August

2020. In addition, regulators in the European Union and elsewhere are increasingly focused on consent and the collection of data using tracking technologies, including recent guidance from the U.K.'s Information Commissioner's Office. Failure to meet the applicable GDPR, CCPA or LGPD requirements, or failure to comply with privacy, data collection or consent requirements in other jurisdictions, could result in substantial penalties.
We participate in the EU-U.S. Privacy Shield Framework and the Swiss-U.S. Privacy Shield Framework as set forth by the U.S. Department of Commerce regarding the collection, use, and retention of personal information transferred from the European Economic Area and Switzerland to the U.S. We also monitor actions by the Federal Communications Commission and the Federal Trade Commission, including regulatory developments affecting Internet Service Providers and other industry participants.
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
Employees
As of January 31, 2020, we had approximately 1,300 employees. We believe our employee relations are good. Our employees are not represented by labor unions outside of those few countries where union representation is a mandatory practice for doing business.
Locations and Geographic Areas
We are located around the globe with employees in 20 countries. Our primary geographic market is the United States, followed by Europe, Latin America, Canada and Asia. For information with respect to our geographic markets, refer to Footnote 14, Geographic Information, of the Notes to Consolidated Financial Statements.
Executive Officers and Directors
Executive Officers and Executive Director
William (Bill) Livek has served as our Chief Executive Officer since November 2019 and as our Vice Chairman since January 2016. He was our President from January 2016 through May 2018. Mr. Livek previously served as Vice Chairman and Chief Executive Officer of Rentrak Corporation, a media measurement and consumer targeting company, from June 2009 until our merger with Rentrak in January 2016. Prior to Rentrak, Mr. Livek was founder and Chief Executive Officer of Symmetrical Capital, an investment and consulting firm; Senior Vice President, Strategic Alliances and International Expansion, of Experian Information Solutions, Inc., a provider of information, analytical and marketing services; and co-President of Experian’s subsidiary Experian Research Services. He holds a B.S. degree in Communications Radio/Television from Southern Illinois University. Mr. Livek brings substantial industry experience and audience measurement expertise to our Board and management team.
Carol DiBattiste has served as our Chief Legal Officer since December 2019 and as our Chief Compliance Officer since April 2017. She previously served as our General Counsel and Chief Privacy and People Officer from January 2017 to December 2019. Prior to joining the Company, Ms. DiBattiste held positions at the U.S. Department of Veterans Affairs with the Board of Veterans' Appeals as Executive in Charge and Vice Chairman from August 2016 to January 2017, and Senior Advisor for Appeals Modernization, Office of the Secretary, from May 2016 to August 2016. Prior to that, Ms. DiBattiste served as Executive Vice President and Chief Legal, Privacy, Security and Administrative Officer of Education Management Corporation, an operator of for-profit post-secondary educational institutions, from March 2013 through March 2016. She also served as Executive Vice President, General Counsel and Chief Administrative Officer of Geeknet, Inc., an online retailer, from April 2011 through March 2013. Among other distinguished government positions, Ms. DiBattiste served as Deputy Administrator of the U.S. Transportation Security Administration from 2003 to 2005, as Under Secretary of the U.S. Air Force from 1999 to 2001, as Deputy U.S. Attorney (Southern District of Florida) from 1998 to 1999, as Director, Executive Office for U.S. Attorneys from 1994 to 1998, and as Principal Deputy General Counsel, U.S. Department of the Navy from 1993 to 1994. Ms. DiBattiste holds an L.L.M., Law from the Columbia University School of Law, a J.D. from Temple University School of Law, and a B.A., Sociology-Criminal Justice from LaSalle University.
Gregory Fink has served as our Chief Financial Officer and Treasurer since October 2017 and previously served as our Executive Vice President, Finance since joining the Company earlier in October 2017. Prior to joining the Company, Mr. Fink was the Senior Vice President, Controller and Chief Accounting Officer at Fannie Mae, a government-sponsored enterprise in the mortgage industry, since 2011, where he led a team of 600 professionals and oversaw a multi-billion-dollar annual expense budget. He has more than 25 years of experience in accounting, financial reporting, business analytics, budgeting, internal controls and talent development. Mr. Fink holds a B.S. in Business Administration with an accounting emphasis from San Diego State University and is a Certified Public Accountant.
Christopher Wilson has served as our Chief Commercial Officer since April 2019. He previously served as our Chief Revenue Officer from June 2017 to December 2018 and as our Executive Vice President, Commercial from January 2016 to June 2017. Prior to joining the Company, Mr. Wilson served as President, National Television at Rentrak Corporation from 2010 until our merger with Rentrak in January 2016. Before Rentrak, he was Senior Vice President, Sales at Scarborough Research Company; President at Experian Research Services; President and COO of Simmons Market Research Bureau; and CEO and President of LogicLab, a division of Merkle LLC. Mr. Wilson holds a bachelor's degree in Broadcast Communications from Southern Illinois University, Carbondale.
Non-Executive Directors
Brent Rosenthal has served as Chairman of the Board since April 2018 and as a director since January 2016. Mr. Rosenthal is the Founder of Mountain Hawk Capital Partners, LLC., an investment fund focused on small and microcap equities in the technology, media, telecom (TMT) and food industries. Mr. Rosenthal has been the Non-Executive Chairman of the board of directors of RiceBran Technologies, a food company, since July 2016 and has served as an advisor to the board of directors and executive management of FLYHT Aerospace since December 2019. He also served on the board of directors of SITO Mobile, Ltd., a mobile location-based media platform, from August 2016 to July 2018, and as Non-Executive Chairman of its board of directors from June 2017 to July 2018. Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served as the Non-Executive Chairman of Rentrak Corporation from 2011 to 2016. He was Special Advisor to the board of directors of Park City Group from November 2015 to February 2018. Mr. Rosenthal earned his B.S. from Lehigh University and M.B.A. from the S.C. Johnson Graduate School of Management at Cornell University. He is an inactive Certified Public Accountant. Mr. Rosenthal brings to our Board financial expertise and experience in the media and information industries.
Joanne Bradford has served as a director since April 2019. She has been President of Honey Science Corp., an e-commerce technology platform, since August 2019. Honey was acquired by PayPal in January 2020. Prior to joining Honey, Ms. Bradford was Chief Marketing Officer of SoFi, an online personal finance company, from June 2017 to May 2019. She previously served as Chief Operating Officer of SoFi from July 2015 to June 2017. Ms. Bradford served as Head of Partnerships at Pinterest, a social media web and mobile application company, from November 2013 to December 2015. She previously held executive-level roles at the Hearst Corporation and San Francisco Chronicle, Demand Media, Yahoo!, and Microsoft Corporation. Ms. Bradford has served as a director of Wave App, a small business software company, since October 2018 and OneLogin, a unified access management company, since July 2019. Ms. Bradford holds a B.A. in Journalism from San Diego State University. Ms. Bradford brings to our Board over 20 years of experience leading product marketing, business development and programming, as well as building global sales and marketing teams.
Irwin Gotlieb has served as a director since April 2019. Mr. Gotlieb has been a senior advisor to WPP plc, a multinational advertising and public relations company, since April 2018. He was formerly the global Chief Executive Officer and Chairman of GroupM, a global media investment group, from its formation in early 2003 to 2012 and Chairman of GroupM until April 2018. Mr. Gotlieb has served on the board of directors of Invidi, a media solutions company, since October 2007, and on the advisory board of Harland Clarke, a payment solutions company, from January 2014 to December 2018. Mr. Gotlieb brings over 40 years of industry experience to the Board and is the first media agency executive inducted into both the American Advertising Federation Hall of Fame and the Broadcasting & Cable Hall of Fame.
Jacques Kerrest has served as a director since June 2017. Mr. Kerrest served as Executive Vice President and CFO of Intelsat S.A., a communications satellite services provider, from February 2016 to June 2019. Prior to his appointment at Intelsat, he held executive-level roles at numerous leading technology and communications companies, including ActivIdentity Corporation, Virgin Media Inc., Harte-Hanks Corporation and Chancellor Broadcasting Company. Previously, Mr. Kerrest served on the boards of directors of several public companies. Mr. Kerrest received his Master of Science Degree from Faculté des Sciences Économiques in Paris, France, and an M.B.A. from Institut D’Etudes Politiques De Paris in Paris, France as well as the Thunderbird School of Global Management in Glendale, Arizona. Mr. Kerrest’s deep financial expertise and background enable him to bring valuable perspective to our Board.
Kathleen Love has served as a director since April 2019. Ms. Love is currently the Chief Executive Officer of Motherwell Resources LLC, a company devoted to management consulting and executive coaching, which she founded in 2013. Prior to founding Motherwell, Ms. Love served as the President and Chief Executive Officer of GFK MRI (formerly Mediamark Research), a media research company, from 2000 to 2013. Prior to joining MRI, Ms. Love held executive positions at The New York Times, EMAP Publishing and The Magazine Publishers of America. She has been an adjunct or guest instructor at Rutgers University, Brooklyn College and Queens College. Ms. Love holds a B.A. degree from Douglass College, Rutgers - The State University, an M.A. from Michigan State University and an M.Phil. from The Graduate Center, C.U.N.Y. She has advanced to candidacy for a Ph.D. in psychology. Ms. Love brings over 30 years of industry experience in media and marketing research, strategic planning and business development to our Board.
John Martin has served as a director since May 2019. Mr. Martin was the Chairman and CEO of Turner Broadcasting System, Inc., a media and entertainment company, from January 2014 through June 2018. At Turner Broadcasting, Mr. Martin oversaw a portfolio of networks including CNN, TBS, TNT, Cartoon Network, Adult Swim and Turner Sports. Prior to Turner Broadcasting, Mr. Martin was the Chief Financial and Administrative Officer of Time Warner, Inc. for six years. Mr. Martin holds an M.B.A. from Columbia University and a B.S. from the Wharton School of Business. Mr. Martin brings substantial industry experience and financial expertise to our Board.
Available Information
We make our periodic and current reports along with amendments to such reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.comscore.com, and such reports are filed under "SEC Filings" in the Investor Relations section of our website. Information contained on our website is not part of this 10-K and is not incorporated herein by reference.
You can read our SEC filings, including this 10-K as well as our other periodic and current reports, on the SEC's website at www.sec.gov.

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
Some of our competitors have longer operating histories, access to larger customer bases and substantially greater resources than we do. As a result, these competitors may be able to devote greater resources to marketing and promotional campaigns, panel retention, panel development, or development of systems and technologies than we can. In addition, some of our competitors have adopted and may continue to adopt aggressive pricing policies, including the provision of certain services at little or no cost, in order to retain or acquire customers.
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
The market for cross-platform products is still developing, and it is uncertain whether these products will achieve or maintain high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products and to continue use of such products on a long-term basis. Factors that may affect market acceptance include:

•	the reliability of cross-platform products;

•	decisions of our customers and potential customers to develop cross-platform solutions internally rather than purchasing such products from third-party suppliers like us;

•	decisions by industry associations in the U.S. or in other countries that result in association-directed awards of measurement contracts to one or a limited number of competitive vendors;

•	the rate of growth in e-commerce and mobile commerce, cross-platform focused advertising and continued growth in television and digital media consumption; and

•	public and regulatory concern regarding privacy and data security.
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
If we are unable to provide television, digital or cross-platform analytics, or if our analytics are incomplete, our ability to maintain and grow our business may be harmed.
As the media and advertising industries increasingly evaluate advertising campaigns across various forms of media, such as television, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and in demand.
If we are unable to gain or maintain access to information measuring a media component or type, or if we are unable to do so on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to television and digital (including mobile and OTT) data, if we have insufficient technology, encounter challenges in our methodological approaches or inadequate source materials to parse the information across such media components to avoid duplications or to do so in a cost-effective manner, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In such event, our business and financial performance may be harmed.
In particular, our acquisition of television data may be reliant on companies that have historically held a dominant market position measuring television to produce industry-accepted measurement across a combination of media platforms. Our competitors, such as Nielsen (with whom we have agreements, scheduled to expire in 2020 and 2021, to license certain geographic market definitions (DMA) used in our products and Arbitron data used in our cross-platform solutions), or other providers may have more leverage with data providers and may be unable or unwilling to provide us with access to quality data to support our products, on reasonable terms or at all. Likewise, our acquisition of digital data may be reliant on large digital publishers that may technologically or legally prevent access to their proprietary platforms for research or measurement purposes. Moreover, as mobile devices, technology and OTT viewing continue to proliferate, gaining and maintaining cost-effective access to mobile and OTT data will become increasingly critical, and we could face difficulty in accessing these forms of data. If we are unable to acquire data effectively and efficiently, or if the cost of data acquisition increases, our business, financial condition and results of operations may be harmed.
We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain reliable data from these suppliers or if third parties place additional restrictions on our use of such data.
We rely on third-party data sources for information usage across the media platforms that we measure, as well as demographics about the people that use such platforms. The availability and accuracy of this data is important to the continuation and development of our products and the performance of our obligations to customers. These data suppliers, some of whom compete with us, may increase restrictions on our use of such data, undertake audits (at either our or their expense) of our use of such data, require us to implement new processes with respect to such data, fail to adhere to our quality control, privacy or security standards or otherwise satisfactorily perform services, increase the price they charge us for the data or refuse to license the data to us. Additional restrictions on third-party data could limit our ability to include that data in certain products, which could lead to decreased commercial opportunities for certain products as well as loss of customers, sales credits, refunds or liability to our customers. To comply with any additional restrictions, we may be required to implement certain additional technological and manual controls that could put pressure on our cost structure and could affect our pricing. Supplier consolidation and increased pricing for additional use cases could also put pressure on our cost structure and our ability to meet obligations to our customers. We may be required to enter into vendor relationships, strategic alliances, or joint ventures with some third parties in order to obtain access to the data sources that we need. If our partners do not apply rigorous standards to their data collection methodology and actions, notwithstanding our best efforts, we may receive third-party data that is inaccurate, defective, or delayed. If third-party information is not available to us on commercially reasonable terms, or is found to be inaccurate, it could harm our products, our reputation, and our business and financial performance.
If we fail to respond to technological developments or evolving industry standards, our products may become obsolete or less competitive.
Our future success will depend in part on our ability to develop new and modify or enhance our existing products and services, including without limitation, our data collection technologies and approaches, in order to meet customer needs, add functionality and address technological advancements and industry standards. For example, if certain proprietary hand-held mobile devices become the primary mode of receiving content and conducting transactions on the internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on digital usage activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of media including television, online, and mobile usage. However, we may be unsuccessful in identifying new product opportunities, developing or marketing new products in a timely or cost-effective manner, or obtaining the necessary access to data or technologies needed to support new products, or we may be limited in our ability to operate due to patents held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments or changing industry standards, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
Furthermore, the market for our products is characterized by changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau ("IAB"), and the Media Rating Council ("MRC") as well as internationally-based industry associations have independently initiated efforts to either review market research methodologies across the media that we measure or develop minimum standards for such research. Failure to achieve accreditation, delays in accreditation, or adverse audit findings may negatively impact the market acceptance of our products. Meanwhile, successful accreditation or audits may lead to costly changes to our procedures and methodologies.
Our business may be harmed if we deliver, or are perceived to deliver, inaccurate information products.
The metrics contained in our products may be viewed as an important measure of the success of certain businesses, especially those that utilize our metrics to evaluate a variety of investments ranging from their internal operations to advertising initiatives. If the information that we provide to our customers, the media, or the public is inaccurate, or perceived to be inaccurate, whether due to inadequate methodological approaches, errors, biases towards certain available data sources or partners, disparate data sets across our products, defects or errors in data collection and processing (conducted by us or by third parties) or the systems used to collect, process or deliver data, our business may be harmed.
Any inaccuracy, perceived inaccuracy or inconsistency in the data reported by us could lead to consequences that could adversely impact our operating results, including:

•	loss of customers;

•	sales credits, refunds or liability to our customers;

•	the incurrence of substantial costs to correct any material defect, error or inconsistency;

•	increased warranty and insurance costs;

•	potential litigation;

•	interruptions in the availability of our products;

•	diversion of development resources;

•	lost or delayed market acceptance and sales of our products; and

•	damage to our brand.
Our business may be harmed if we change our methodologies or the scope of information we collect.
We have in the past and may in the future change our methodologies, the methodologies of companies we acquire, or the scope of information we collect. Such changes may result from identified deficiencies in current methodologies, development of more advanced methodologies, changes in our business plans or in industry standards or regulatory requirements, changes in technology used by websites, browsers, mobile applications, servers, or media we measure, integration of acquired companies or expressed or perceived needs of our customers, potential customers or partners. Any such changes or perceived changes, or our inability to accurately or adequately communicate to our customers and the media such changes and the potential implications of such changes on the data we have published or will publish in the future, may result in customer dissatisfaction, particularly if certain information is no longer collected or information collected in future periods is not comparable with information collected in prior periods. As a result of future methodology changes, some of our customers that may also supply us with data may decide not to continue buying products or services from us or may decide to discontinue providing us with their data to support our products. Such customers may elect to publicly air their dissatisfaction with the methodological changes made by us, which may damage our brand and harm our reputation.
If we are not able to maintain panels of sufficient size and scope, or if the costs of establishing and maintaining our panels materially increase, our business could be harmed.
We believe that the quality, size and scope of our research panels are critical to our business. There can be no assurance, however, that we will be able to maintain panels of sufficient size and scope to provide the quality of marketing intelligence that our customers demand from our products. We anticipate that the cost of panel recruitment will continue to increase with the proliferation of proprietary and secure media content delivery platforms and evolving regulatory requirements, and that the difficulty in collecting these forms of data will continue to grow, which may require significant hardware and software investments, as well as increases to our panel incentive and panel management costs.
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
We currently derive a significant portion of our revenues from our syndicated products, which are generally one-year subscription-based products. This has generally provided us with recurring revenue due to high renewal rates among our enterprise customers; however, syndicated digital revenue from our smaller and international customers declined in 2019. If additional customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our newer subscription products, for which revenue is recognized based on impressions used, may be subject to higher fluctuations in revenue.
Our customer renewal rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace, mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers' spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to grow revenue and attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of these subscriptions and contracts to these customers in subsequent years. For the years ended 2019 and 2018, we derived 27% and 24%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions, changes in the regulatory environment or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in focus, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline, and our ability to sell our products to other customers could be adversely affected.
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
Our review of strategic options may not be successful and could disrupt our business operations.
During our November 5, 2019 earnings call, we reiterated that we are pursuing all strategic options and that our Board of Directors remains open to any financial or operational strategies that would maximize stockholder value, including the sale of our company. We cannot assure you that this review will result in the identification or consummation of any transaction, and our Board of Directors may determine that our most effective strategy is to continue to effectuate our current business plan. Any strategic decision will involve risks and uncertainties, and we cannot assure our stockholders that any strategic option, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. In addition, the process of negotiating any corporate transaction could be time-consuming and disruptive, and any transaction would be dependent on a number of factors that are beyond our control, including, among other things, regulatory or other approvals, the availability of financing to potential buyers on reasonable terms, market conditions, industry trends and the interest of third parties in our business. We also could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees. Moreover, this process could divert our resources and require significant management time and attention that would otherwise be available for ongoing development of our business. It also could disrupt our customer and partner relationships, impair our ability to recruit and retain key personnel, increase our costs, and lead to legal disputes in connection with this process or any resulting transaction. Any of these factors could have an adverse effect on our business and financial condition.
Further, we do not intend to disclose detailed developments or provide regular updates on the progress or status of this process until our Board of Directors deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to this process and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly and may result in the loss of potential business opportunities.
We rely on our management team, many of whom were recently appointed to their roles, and may need additional personnel to operate and grow our business. The loss of one or more key employees, the inability to attract and retain qualified personnel, or the failure to integrate new personnel could harm our business.
In 2019, we experienced a number of changes to our senior management team. Our success and future growth depend to a significant degree on the skills and continued services of our management team, many of whom were recently appointed to their roles. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. This transition may not ultimately be successful.
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
The effectiveness of our equity awards as a means to recruit and retain key personnel has diminished, and we may need to grant equity awards outside of our existing plan.
Historically, we have relied on equity awards as one means of recruiting and retaining key personnel, including our senior management. Due to declines in our stock price, the effectiveness of our outstanding equity awards as a means to retain key personnel has diminished. Moreover, the quantity of equity awards we are able to grant under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") is limited, both by plan design and by certain limitations in our outstanding warrants. These limits have impacted our ability to offer new awards to current and prospective employees. In order to address our retention and hiring needs, we may seek to amend our 2018 Plan and warrants to increase the number of shares available for future equity awards, or we may need to consider granting equity awards outside of our 2018 Plan. Either of these options could result in additional dilution to our existing stockholders. Alternatively, we may need to shift a larger portion of employee compensation to cash, which could adversely affect our liquidity and financial condition.
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

•
our failure to accurately estimate or control costs - including those incurred as a result of investments, other business or product development initiatives, legal proceedings, and the integration of acquired businesses;

•	the cost and availability of data from third-party sources;

•	adverse judgments or settlements, or increased legal fees, in legal disputes or government proceedings;

•	changes in interest rates under our senior secured convertible notes or other financing vehicles;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	maintaining appropriate staffing levels and capabilities relative to projected growth, or retaining key personnel;

•	limitations on our ability to use equity awards to compensate current and prospective employees;

•	the cost and timing of organizational restructuring;

•	the risks associated with operating in countries in which we may have little or no previous experience and with maintaining or reorganizing corporate entity structures in international jurisdictions;

•	the extent to which certain expenses are deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;

•	the timing of any changes to our deferred tax valuation allowance;

•	adoption of new accounting pronouncements;

•	changes in the fair value of our financing derivatives and warrants related to market volatility or management assumptions; and

•	general economic, political, regulatory, industry and market conditions and those conditions specific to internet usage and online businesses.
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
We currently have, and will likely continue to have, a substantial amount of indebtedness (in the form of our senior secured convertible notes ("Notes") and subsidiary term debt) and lease facilities, as well as trade payables, including expenses incurred in prior periods. These obligations could require us to use a large portion of our cash flow from operations to service our debt and lease facilities and pay accrued expenses. They could also limit our flexibility to invest in our business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
We expect to obtain the funds to pay our expenses and meet our financial obligations from cash flow from our operations and, potentially, from other debt and/or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, contractual, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations to vendors could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers. It could also lead to costly litigation.
If our cash flow and capital resources prove inadequate to allow us to pay the interest and principal on our debt when due and meet our other financial obligations, we could face substantial liquidity challenges and might be required to dispose of material assets or operations, restructure or refinance our debt (which we may be unable to do on acceptable terms) or forego attractive business opportunities. In addition, the terms of our existing or future financing agreements may restrict us from pursuing these alternatives. Failure to meet our obligations under the Notes could lead to an Event of Default (as defined in the Notes), which could have important consequences including, potentially, forcing us into bankruptcy or liquidation.

Our financial condition and results of operations could suffer and be adversely affected if we incur an impairment of goodwill or other intangible assets.
We are required to test goodwill and intangible assets, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying values or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We recorded a $224.3 million impairment charge related to goodwill and a $17.3 million impairment charge for our strategic alliance intangible asset in the second quarter of 2019.
Our impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our stock price. Additionally, changes in our strategy or significant technical developments could significantly impact the recoverability of our intangible assets. If the assumptions used in our analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. We cannot predict the amount and timing of any future impairment of goodwill or other intangible assets.
Changes in the fair value of our derivative financial instruments or warrants could adversely affect our financial condition and results of operations.
Our financing derivatives, including the interest rate reset feature and change of control redemption features of our Notes, and our warrants are classified as liabilities in our consolidated financial statements. We use various models and assumptions to determine the fair value of these liabilities, including assumptions with respect to market rates, the price and volatility of our Common Stock, the probability of occurrence of certain events, and term. Any change in our assumptions could result in a change in the fair value of our derivative liabilities and warrants, which would be recorded to earnings and could significantly affect our financial condition and results of operations.
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
We incurred net losses of $339.0 million, $159.3 million and $281.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2019, we had an accumulated deficit of $1,108.1 million. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would materially and adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives, which include, among other things, the development of new products and enhancements of our infrastructure. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be materially and adversely affected.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
We have experienced "changes in control" that have triggered the limitations of Section 382 of the Internal Revenue Code on a significant portion of our net operating loss carryforwards. As a result, we may be limited in the amount of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes.
As of December 31, 2019, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes are $639.9 million and $1,391.3 million, respectively, subject to limitation as described above. These net operating loss carryforwards will begin to expire in 2022 for federal income tax reporting purposes and portions are expiring annually for state income tax reporting purposes. The federal and certain state net operating losses generated after December 31, 2017 currently have an indefinite carryforward period as a result of the enactment of the Tax Cuts and Jobs Act (the "TCJA").
As of December 31, 2019, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries are $5.1 million, which will begin to expire in 2024.
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
As of December 31, 2019, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.
We have limited experience with respect to our pricing model for our new offerings, and if the fees we charge for our products are unacceptable to customers, our revenues and operating results will be harmed.
Many of our customers purchase specifically tailored contracts that are priced in the aggregate. Due to the level of customization of such contracts, the pricing of contracts or individual product components of such packages may not be readily comparable across customers or periods. Existing and potential customers may have difficulty assessing the value of our products and services when comparing them to competing products and services. As the market for our products matures, or as competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers with the fees we have historically charged. As a result, it is possible that future competitive dynamics in our market may require us to reduce our fees, which could have an adverse effect on our revenues, profitability and operating results.
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
Concern over privacy violations and data breaches could lead to public relations problems, regulatory scrutiny and class action lawsuits, which could harm our business.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personal information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs and fines or adopt additional compliance measures, such as notification requirements and corrective actions.
Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, loss of customers, partners or vendors, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could significantly disrupt our business and expose us to increased liability. (Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for a discussion of certain legal proceedings in which we are involved.) Additionally, laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby resulting in loss of customers, partners and vendors and harm to our business.
We also rely on security questionnaires and contractual representations made to us by customers, partners, vendors and other third-party data providers that their own use of our services and the information they provide to us do not violate any applicable privacy laws, rules and regulations or their own privacy or security policies. As a component of our client contracts, we obligate customers to provide their consumers the opportunity to obtain the appropriate level of consent (including opt outs) for the information collection associated with our services, as applicable, or provide another appropriate legal basis for collection. If these questionnaires or representations are false, inaccurate or incomplete, or if our customers, partners, vendors and other third-party data providers do not otherwise comply with applicable privacy laws or security practices, we could face adverse publicity and possible legal or regulatory action.

Outside parties, including foreign actors, may attempt to fraudulently induce our employees or users of our solutions to disclose sensitive information via illegal electronic spamming, phishing, threats or other tactics. Unauthorized parties may also attempt to gain physical access to our information systems. This risk may be heightened in U.S. election years, particularly from foreign governments and other foreign actors. Any breach of our security measures or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, partners or vendors, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to risks of loss or misuse of this information. Any actual or potential breach of our security measures may result in litigation and potential liability or fines, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business and damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and thereby requiring time and resources to repair our brand.
Domestic or foreign laws, regulations or enforcement actions may limit our ability to collect and incorporate media usage information in our products, which may decrease their value and cause an adverse impact on our business and financial results.
Our business could be adversely impacted by existing or future laws, regulations or actions by domestic or foreign regulatory agencies, or by our customers' or partners' efforts to comply with these laws. For example, privacy, data protection and personal information, intellectual property, advertising, data security, data retention and deletion, protection of minors, consumer protection, economic or other trade prohibitions or sanctions concerns could lead to legislative, judicial and regulatory limitations on our or our partners' ability to collect, maintain and use information about consumers' behavior or media consumption in the U.S. and abroad. This could impact the amount and quality of data in our products.
State and federal laws within the U.S. and foreign laws and regulations are varied, and at times conflicting, resulting in higher risk related to compliance. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies will likely affect our business. For example, the European Union’s ("EU") General Data Protection Regulation, or GDPR, became effective in May 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. In addition, regulators in the EU and elsewhere are increasingly focused on consent and the collection of data using tracking technologies, including recent guidance from the United Kingdom ("UK") Information Commissioner's Office. Adding further uncertainty is the UK's recent departure from the EU, commonly referred to as Brexit. Among other things, it is unclear how data transfers to and from the UK will be regulated. As another example, Brazil recently enacted the General Data Protection Law, and the State of California recently enacted the California Consumer Privacy Act ("CCPA"). The CCPA, which went into effect in January 2020, expands the scope of what is considered "personal information" and creates new data access and opt-out rights for consumers, which is impacting Comscore and other companies that operate in California, including many of our customers and partners. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change.
We have implemented policies and procedures to comply with GDPR, CCPA, the Children's Online Privacy Protection Act ("COPPA") and other laws, and we continue to evaluate and implement processes and enhancements and monitor changes in laws and regulations. However, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country, state to state, and customer to customer, and inconsistently with our current policies and practices. Additionally, the costs of compliance with, and the other burdens imposed by, these and other laws, regulatory actions and customer or partner policies may prevent us from selling our products and have and may continue to increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and substantial fines, class action lawsuits, significant legal fees, and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management's attention, divert our resources, negatively affect our public image or reputation among our panelists, customers, partners and vendors, and harm our business.
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
With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations. Even if we prove successful in defending ourselves against such claims, we may incur substantial expenses and the defense of such claims may divert considerable attention of our management team from the normal operation of our business.
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
We, our former Chief Executive Officer and our current Chief Financial Officer have been named as defendants in a putative class action complaint alleging that we failed to disclose material information concerning a disagreement relating to our business strategy. While we believe that we have substantial legal and factual defenses in this matter, we cannot predict the outcome of this litigation or any future proceedings against us. (Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for a discussion of certain legal proceedings in which we are involved.)
Any legal proceedings could involve substantial defense and other costs and, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost in the future. As a result, we could be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations to directors and officers, which could adversely affect our business, results of operations and financial condition.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we would not otherwise incur if we were a private company. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and the securities exchanges, require certain corporate governance practices for public companies. We have also implemented additional governance practices in connection with the settlement of past legal proceedings. Our management and other personnel have devoted and expect to continue to devote a substantial amount of time to public reporting requirements and corporate governance. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also have incurred and expect to continue to incur substantial costs associated with internal control requirements. If these costs are not offset by increased revenues and improved financial performance, our financial condition and results of operations will be materially and adversely affected. These rules and regulations, together with current and past legal proceedings, also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage if these costs continue to rise. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors or as executive officers.
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

•
difficulties and expenses associated with tailoring our products to local and international markets as may be required by local customers and joint industry committees or similar industry organizations;

•	difficulties in expanding the adoption of our server- or census-based web beacon data collection in certain countries or obtaining access to other necessary data sources;

•	differences in customer buying behaviors;

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
Additionally, operating in international markets requires significant additional management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. We cannot be certain that we will be able to comply with laws, rules, regulations or local guidelines to maintain and increase the size of the user panels that we currently have in various countries, that we will be able to recruit a representative sample for our audience measurement products or that we will be able to enter into arrangements with a sufficient number of website and mobile app content providers and/or television operators to allow us to collect information for inclusion in our products. In addition, there can be no assurance that internet usage and e-commerce will continue to grow in international markets. In addition, governmental authorities in various countries have different views regarding regulatory oversight of the internet, data protection and consumer privacy.
The impact of these risks could negatively affect our international business and, consequently, our financial condition and results of operations.
Export controls and economic and trade sanctions laws could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities include the collection of survey data from panelists around the world, and such activities are subject to various restrictions under U.S. export controls and economic and trade sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC). If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. (Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for a discussion of an internal review we conducted and voluntary disclosure we filed with OFAC and the Commerce Department's Bureau of Industry and Security in 2018.)
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
The UK's withdrawal from the EU, commonly known as Brexit, and the risk that other countries may follow suit could adversely affect our business.
The UK formally left the EU on January 31, 2020. Although certain separation issues have been resolved, there is still significant uncertainty with respect to the terms of the future relationship between the EU and the UK. Given the status of Brexit at this time, we are unable to predict the impact that it may have on our business. Among other things, we could experience lower growth in the region, increased foreign currency risk, greater restrictions on business with UK customers and data providers, and increased regulatory complexity. Brexit has also created uncertainty with regard to the regulation of data protection in the UK and data transfers to and from the UK. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases our ability to do business, and adversely impact our operations and financial results. There is also a risk that other countries may decide to leave the EU. We cannot predict the impact that any additional countries leaving the EU may have on our business, but any such impact could adversely affect us.

Risks Related to Our Capital Structure and Financings
Restrictive covenants in the agreements governing our current and future indebtedness could restrict our operating flexibility.
The agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, issue equity, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, and encumber and dispose of assets. Our Notes also require us to maintain certain minimum cash balances, which may restrict our ability to invest in our business or may require us to invest less than we otherwise would. The minimum cash balance requirement under the Notes is currently $40.0 million.
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
As a result of our settlement with the SEC relating to financial accounting and disclosure practices between February 2014 and February 2016, we are currently subject to a "bad actor" disqualification and are unable to rely on certain exemptions from registration under the federal securities laws, including Regulation D. In addition, we are an "ineligible issuer" as the term is defined under Rule 405 promulgated under the Securities Act. This could make it more difficult for us to raise necessary financing in the future.
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
The interest rate reset feature of our Notes subjects us to interest rate risk, which has caused our debt service obligations to increase and may continue to result in increased interest charges in future years.
We are subject to interest rate risk as a result of the interest rate reset feature of our $204.0 million aggregate principal amount of Notes outstanding. The interest rate on our Notes is currently 12.0% per year (increased from 6.0% per year effective January 30, 2019) and resets on February 1, 2021 (the "Interest Reset Date"), based on the then-applicable conversion premium, which is calculated by dividing the conversion price of the Notes (set at $31.29 per share) by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the Interest Reset Date. Generally, as the conversion premium increases, the interest rate increases, and as the conversion premium decreases, the interest rate decreases. We are unable to forecast with any certainty the conversion premium as of the Interest Reset Date, and as a result, there can be no assurance that the interest rate on the Notes will decrease in future years.
We have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of additional shares of Common Stock ("PIK Interest Shares") rather than cash. Any PIK Interest Shares would be valued based on the arithmetic average of the volume-weighted average trading prices of our Common Stock on each trading day during the ten consecutive trading days ending immediately before the applicable interest payment date. In 2019, we paid interest on the Notes in cash in January and in PIK Interest Shares in April, July and October. We issued an aggregate of 4,057,129 PIK Interest Shares in 2019. We paid interest on the Notes in cash in January 2020. If we elect to pay future interest on the Notes in cash, our cash flow will be negatively affected, which could have a material and adverse effect on our liquidity and financial condition. If we elect to pay interest on the Notes in PIK Interest Shares, our existing stockholders could suffer significant dilution, particularly if our Common Stock continues to be subject to significant fluctuations in price.

The issuance of shares of Common Stock upon conversion of, or payment of interest on, our Notes and the exercise of warrants to purchase our Common Stock could substantially dilute your investment and could impede our ability to obtain additional financing.
Our Notes are convertible into, and our warrants are exercisable for, shares of our Common Stock and give the holders thereof an opportunity to profit from a rise in the market price of our Common Stock such that conversion or exercise thereof will result in dilution of the equity interests of our stockholders. Further, the issuance of shares of our Common Stock, at our election, in lieu of cash, in payment of interest on the Notes, has and would result in dilution of the equity interests of our other stockholders, particularly if our Common Stock continues to be subject to significant fluctuations in price. Except for our Series B-2 warrants, which allow us to force an exercise in certain circumstances, we have no control over whether the holders of Notes and warrants will exercise their right, in whole or in part, to convert their Notes or exercise their warrants. Additionally, if we elect to pay interest on the Notes in shares of Common Stock, the number of PIK Interest Shares issuable would depend on the trading price of our Common Stock during the ten consecutive trading days ending immediately before the applicable interest payment date. For these reasons, we are unable to forecast or predict with any certainty the total number of shares of Common Stock that may be issued under the Notes and warrants. The existence and potentially dilutive impact of the Notes and our warrants may prevent us from obtaining additional financing in the future on acceptable terms, or at all.
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
Our registration rights agreement with Starboard provides that in the event that the registration statement required to be filed under the Starboard registration rights agreement ceases to be effective and available to the selling stockholders party thereto under certain circumstances, we must pay to the selling stockholders on the 121st day after the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount equal to 1.0% of the Conversion Amount (as defined in the Notes), subject to a maximum of 3.0% of the aggregate principal amount outstanding under the Notes for any 30-day period. Our registration rights agreement with CVI provides that in the event that the registration statement required to be filed under the CVI registration rights agreement ceases to be effective and available to the selling stockholders party thereto under certain circumstances, we must pay to the selling stockholder on the date of the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount equal to 2.0% of the Purchase Price (as defined in the CVI purchase agreement), subject to a maximum of 8.0% of the Purchase Price.
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
The stock markets, in general, and the markets for technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our Common Stock. In addition, our Common Stock has been subject to significant fluctuations in price, particularly over the past year, and may continue to experience fluctuations or declines.
The price of our Common Stock in the market may be higher or lower depending on many factors, some of which are beyond our control and may not be related to our operating performance. It is possible that, in future quarters, our operating results may be below the expectations of analysts or investors, or we may take actions (including additional equity or debt financings) or have additional changes in management that are negatively perceived by the market. As a result of these and other factors, the price of our Common Stock may decline, possibly materially. These fluctuations could cause an investor to lose all or part of their investment in our Common Stock.
The Company's outstanding securities, the stock or securities that we may become obligated to issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock.
The total principal amount of Notes held by Starboard as of December 31, 2019 was $204.0 million. The Notes are convertible, at the option of Starboard, into shares of Common Stock at a conversion price of $31.29 per share. Interest on the Notes is payable, at our option, in cash or through the issuance of PIK Interest Shares. Any PIK Interest Shares so issued are valued at the arithmetic average of the volume-weighted average trading prices of our Common Stock on each trading day during the ten consecutive trading days ending immediately preceding the applicable interest payment date. We issued PIK Interest Shares in April, July and October 2019, and we may issue PIK Interest Shares in the future.
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
Pursuant to the CVI purchase agreement, we granted to CVI warrants to initially purchase up to 11,654,033 shares of Common Stock. As of December 31, 2019, following exercise of the Series C warrant, 8,925,520 shares of Common Stock were reserved for issuance pursuant to the CVI warrants.
As of December 31, 2019, 1,538,967 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans, 2,660,236 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans, and 1,871,778 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
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
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder and which may discourage, delay or prevent a change of control of our company.
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
Our corporate headquarters is located in Reston, Virginia, where we occupy approximately 84,000 square feet of office space. We also lease space in various locations throughout North America, South America, Europe, and Asia Pacific for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.
Our other material locations, all of which are leased under operating leases, include the following:
•Portland, Oregon
•New York, New York
•Chicago, Illinois
•Amsterdam, Netherlands
As of December 31, 2019, we leased facilities in 38 locations worldwide, including approximately 49,000 square feet of subleased space in six properties.
In January 2020, we executed a sublease in Toronto, Canada for approximately 11,900 square feet.
For additional information regarding our obligations under operating and finance leases, refer to Footnote 8, Leases of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings in which we are involved, please refer to Footnote 11, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Common Stock trades on The Nasdaq Global Select Market under the symbol "SCOR".
HOLDERS
As of February 25, 2020, there were 96 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of February 25, 2020.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our Common Stock between December 31, 2014 and December 31, 2019 to the cumulative total returns of the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2014 in our Common Stock, the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Common Stock.
COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The Nasdaq Composite Index, The S&P MidCap 400 Index
and The Nasdaq Computer Index
 ________________

*	$100 invested upon market close of The Nasdaq Global Select Market on December 31, 2014, including reinvestment of dividends.
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended whether made before or after the date hereof and irrespective of any general incorporation language in any such securities filing.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on August 7, 2019 and November 6, 2019 and Current Reports on Form 8-K filed on April 1, June 24, June 26, July 1, October 1, and October 16, 2019.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected Consolidated Statements of Operations and Comprehensive Loss data and Consolidated Balance Sheets data displayed below is derived from our audited Consolidated Financial Statements for the five-year period ended December 31, 2019. The selected financial data as of, and for the year ended, December 31, 2015 was adjusted from the unaudited information previously furnished in our Current Report on Form 8-K on February 17, 2016. Item 6, "Selected Financial Data" of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 10-K") sets forth information regarding the applicable adjustments or restatements of our financial results for 2015. Footnote 1, Organization, of the Notes to Consolidated Financial Statements contained in the 2017 10-K sets forth information regarding the applicable adjustments and restatement of our stockholders' equity as of January 1, 2015.
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

	Years Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016 (1)	2015
Consolidated Statement of Operations and Comprehensive Loss Data:
Revenues (2)	$388,645	$419,482	$403,549	$399,460	$270,803
Total expenses from operations	699,112	558,418	699,052	531,302	345,898
Loss from operations	(310,467)	(138,936)	(295,503)	(131,842)	(75,095)
Non-operating (expenses) income, net	(29,536)	(16,626)	11,393	10,662	(2,643)
Income tax benefit (provision)	1,007	(3,706)	2,717	4,007	(484)
Net loss	$(338,996)	$(159,268)	$(281,393)	$(117,173)	$(78,222)
Net loss per common share:
Basic and diluted	$(5.33)	$(2.76)	$(4.90)	$(2.10)	$(2.07)
Weighted-average number of shares used in per share calculations - Common Stock:
Basic and diluted	63,590,882	57,700,603	57,485,755	55,728,090	37,879,091
(1) Due to the Rentrak merger in January 2016, 2016 results include 11 months of Rentrak activity as compared to full-year results in the subsequent years.
(2) As discussed in Footnote 2, Summary of Significant Accounting Policies, in our 2018 10-K, revenue for the years ended December 31, 2017, 2016, and 2015 is not comparable to revenue for the years ended December 31, 2019 and 2018 due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606").

	As of December 31,
(In thousands)	2019	2018	2017	2016(1)	2015 (Unaudited)
Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and marketable securities	$66,773	$50,198	$45,125	$116,753	$146,986
Total current assets	153,983	145,779	179,554	232,433	247,263
Total assets	723,695	954,143	1,022,439	1,120,792	446,196
Capital lease obligations and software license arrangements, current and long-term (2) (3)	950	5,417	13,162	28,578	32,299
Finance lease liabilities, current and long-term (3)	4,250	—	—	—	—
Operating lease liabilities, current and long-term (3)	49,261	—	—	—	—
Senior secured convertible notes (4)	184,075	177,342	—	—	—
Financing derivatives (4)	21,587	26,100	—	—	—
Secured term note (5)	12,463	—	—	—	—
Warrants liability (6)	7,725	—	—	—	—
Total liabilities	464,721	402,576	365,947	215,939	184,018
Stockholders' equity	258,974	551,567	656,492	904,853	262,178
(1) As discussed in Footnote 3, Business Combinations and Acquisitions in our 2018 10-K, we completed the Rentrak merger in January 2016.
(2) Amounts for December 31, 2019, 2018, 2017, and 2016 include software license obligations in the amount of $0.6 million, $1.8 million, $4.8 million, and $7.7 million respectively. Amount for 2015 includes capital lease obligations only.
(3) As discussed in Footnote 2, Summary of Significant Accounting Policies, we adopted ASC 842, Leases as of January 1, 2019.
(4) We entered into financing arrangements and issued senior secured convertible notes in 2018. Refer to Footnote 4, Long-term Debt, for additional details.
(5) We issued a secured term note in December 2019. Refer to Footnote 4, Long-term Debt, for additional details.
(6) We issued four series of liability-classified warrants in June 2019. Refer to Footnote 5, Stockholders' Equity, for additional details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, or 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors," and elsewhere in this 10-K. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-K.
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (smartphones, tablets and computers), TV and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, advertisers, agencies and technology providers.
The platforms we measure include televisions, smartphones, computers, tablets, OTT devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile apps, video games, television and movie programming, e-commerce, and advertising.

Results of Operations
The following table sets forth selected Consolidated Statements of Operations and Comprehensive Loss data as a percentage of revenues for each of the periods indicated.

	Years Ended December 31,
	2019		2018		2017
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$388,645	100.0%	$419,482	100.0%	$403,549	100.0%
Cost of revenues	199,622	51.4%	200,220	47.7%	193,605	48.0%
Selling and marketing	89,145	22.9%	108,395	25.8%	130,509	32.3%
Research and development	61,802	15.9%	76,979	18.4%	89,023	22.1%
General and administrative	66,419	17.1%	84,535	20.2%	74,651	18.5%
Investigation and audit related	4,305	1.1%	38,338	9.1%	83,398	20.7%
Amortization of intangible assets	30,076	7.7%	32,864	7.8%	34,823	8.6%
Impairment of goodwill and intangible assets	241,580	62.2%	—	—%	—	—%
Settlement of litigation, net	2,900	0.7%	5,250	1.3%	82,533	20.5%
Restructuring	3,263	0.8%	11,837	2.8%	10,510	2.6%
Total expenses from operations	699,112	179.9%	558,418	133.1%	699,052	173.2%
Loss from operations	(310,467)	(79.9)%	(138,936)	(33.1)%	(295,503)	(73.2)%
Interest expense, net	(31,526)	(8.1)%	(16,465)	(3.9)%	(661)	(0.2)%
Other income (expense), net	1,654	0.4%	(1,464)	(0.3)%	15,205	3.8%
Gain (loss) from foreign currency transactions	336	0.1%	1,303	0.3%	(3,151)	(0.8)%
Loss before income taxes	(340,003)	(87.5)%	(155,562)	(37.1)%	(284,110)	(70.4)%
Income tax benefit (provision)	1,007	0.3%	(3,706)	(0.9)%	2,717	0.7%
Net loss	$(338,996)	(87.2)%	$(159,268)	(38.0)%	$(281,393)	(69.7)%

Revenues
Our products and services are organized around solution groups that address customer needs. We evaluate revenues around three solution groups:

•
Ratings and Planning provides measurement of the behavior and characteristics of audiences of content and advertising, across television and digital platforms including computers, tablets, smartphones, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, non-linear, online or on-demand.

•
Analytics and Optimization includes custom solutions, activation, lift and survey-based products that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection.

•
Movies Reporting and Analytics measures movie viewership and box office results by capturing movie ticket sales in real time or near real time and includes box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.

We categorize our revenue along these solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include, but are not limited to employee costs, purchased data, operational overhead, data storage and technology that supports multiple solution groups.

Revenues for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Ratings and Planning	$271,623	69.9%	$285,355	68.0%	$(13,732)	(4.8)%
Analytics and Optimization	74,725	19.2%	92,380	22.0%	(17,655)	(19.1)%
Movies Reporting and Analytics	42,297	10.9%	41,747	10.0%	550	1.3%
Total revenues	$388,645	100.0%	$419,482	100.0%	$(30,837)	(7.4)%
Total revenues decreased by $30.8 million, or 7.4%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was driven by the Ratings and Planning and Analytics and Optimization solution groups.
Ratings and Planning revenue decreased by $13.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was primarily driven by syndicated digital products, which declined 12% from 2019 to 2018. While retention of syndicated digital enterprise customers remained high in 2019, revenue from our smaller and international syndicated digital customers declined and continued to be impacted by ongoing industry changes in ad buying and consolidation. Syndicated digital revenue represented 51% and 55% of our Ratings and Planning revenue for 2019 and 2018, respectively. Revenue from vCE declined due to lower volumes of measured impressions as we transitioned to premium video content through our CCR product offering. Offsetting those decreases were increased revenue from our cross-platform and TV offerings. Cross-platform revenue increased from higher deliveries of data in 2019 versus 2018. TV revenue increased to 36% of Ratings and Planning revenue in 2019 as compared to 34% in 2018. TV revenue grew as a result of higher local TV revenue due to new customers and expansion of existing relationships, offset in part by lower national TV revenue, due in part to political revenue recognized in 2018 that did not recur in 2019.
Analytics and Optimization revenue decreased by $17.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was primarily driven by lower sales and deliveries of digital custom solutions, survey and lift products in 2019. The decrease was offset by increased revenue from Activation products, which continued to experience year-over-year growth.
Movies Reporting and Analytics revenue increased by $0.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to growth in new product revenue.
Revenues for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018(1)	% of Revenue	2017	% of Revenue	$ Change	% Change
Ratings and Planning	$285,355	68.0%	$278,081	68.9%	$7,274	2.6%
Analytics and Optimization	92,380	22.0%	86,765	21.5%	5,615	6.5%
Movies Reporting and Analytics	41,747	10.0%	38,703	9.6%	3,044	7.9%
Total revenues	$419,482	100.0%	$403,549	100.0%	$15,933	3.9%
(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, the revenue for the year ended December 31, 2018 is not comparable to the year ended December 31, 2017 due to our adoption of ASC 606. Refer to our reconciliation of as reported revenue to compare the periods presented.
Total revenues increased by $15.9 million, or 3.9%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, with increases across all three of our solution groups. Revenues for the year ended December 31, 2018 include $1.0 million related to the adoption of ASC 606, primarily included in Analytics and Optimization.
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
Revenues by Geographic Location
Revenue from outside of the United States was $52.6 million, $60.1 million and $71.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Revenue declines were due in part to our exit from certain countries as part of our restructuring activities. Please refer to Footnote 16, Organizational Restructuring, of the Notes to Consolidated Financial Statements.
We generate the majority of our revenues from the sale and delivery of our products within the United States. For information with respect to our geographic markets, refer to Footnote 14, Geographic Information, of the Notes to Consolidated Financial Statements. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our U.S. sales will continue to constitute a substantial and increasing portion of our revenues in future periods. We expect our international revenues to continue to decline as a percentage of our total revenues as a result of growth in our domestic product offerings.
WPP Related Party Revenue
We provide WPP and its affiliates, in the normal course of business, services relating to our different product lines and receive various services from WPP and its affiliates in supporting our data collection efforts. For the years ended 2019, 2018, and 2017, related party revenues with WPP and its affiliates were $15.9 million, $11.6 million and $13.2 million, respectively.
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, the recruitment, maintenance and support of our consumer panels and amortization of capitalized fulfillment costs. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain multichannel video programming distributor ("MVPD") data sets and panel, census based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs.
Cost of revenues for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Data costs	$60,165	15.5%	$53,248	12.7%	$6,917	13.0%
Employee costs	50,996	13.1%	57,490	13.7%	(6,494)	(11.3)%
Systems and bandwidth costs	25,023	6.4%	27,033	6.4%	(2,010)	(7.4)%
Panel costs	20,901	5.4%	22,670	5.4%	(1,769)	(7.8)%
Lease expense and depreciation(1)	15,052	3.9%	12,753	3.0%	2,299	18.0%
Sample and survey costs	7,225	1.9%	6,295	1.5%	930	14.8%
Professional fees	6,985	1.8%	5,470	1.3%	1,515	27.7%
Technology	5,887	1.5%	6,492	1.5%	(605)	(9.3)%
Royalties and resellers	4,027	1.0%	3,389	0.8%	638	18.8%
Other	3,361	0.9%	5,380	1.3%	(2,019)	(37.5)%
Total cost of revenues	$199,622	51.4%	$200,220	47.7%	$(598)	(0.3)%
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.
Cost of revenues decreased by $0.6 million, or 0.3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was attributable to a decrease in employee costs, systems and bandwidth, such as data storage costs, and panel costs and other costs offset by an increase in data costs, lease expense, depreciation and professional fees.
Employee costs decreased $6.5 million due to reduced headcount and restructuring efforts as discussed in Footnote 16, Organizational Restructuring. Systems and bandwidth costs decreased $2.0 million due to our ongoing technology transformation to reduce complexity, increase capacity, and transition to a cloud-based environment from data centers. Panel costs decreased $1.8 million due to lower costs associated with incentive plans used in certain countries and the use of more cost-effective recruitment solutions. Other costs decreased $2.0 million due to reduction in travel costs from lower headcount and certain license expenses that are now included in data costs. Offsetting these decreases was an increase in data costs of $6.9 million due to increased costs associated with our long-term data contracts with MVPDs. We continued to invest in product solution offerings through the acquisition of additional TV data. Lease expense and depreciation increased $2.3 million primarily due to increased depreciation related to internally developed software. Professional fees increased $1.5 million due to an increase in data governance and technology consulting services to improve operational processes.
Cost of revenues for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$57,490	13.7%	$63,143	15.6%	$(5,653)	(9.0)%
Data costs	53,248	12.7%	40,324	10.0%	12,924	32.1%
Systems and bandwidth costs	27,033	6.4%	20,803	5.2%	6,230	29.9%
Panel costs	22,670	5.4%	23,966	5.9%	(1,296)	(5.4)%
Lease expense and depreciation	12,753	3.0%	17,479	4.3%	(4,726)	(27.0)%
Technology	6,492	1.5%	5,369	1.3%	1,123	20.9%
Sample and survey costs	6,295	1.5%	5,845	1.4%	450	7.7%
Professional fees	5,470	1.3%	6,053	1.5%	(583)	(9.6)%
Royalties and resellers	3,389	0.8%	3,271	0.8%	118	3.6%
Other	5,380	1.3%	7,352	1.8%	(1,972)	(26.8)%
Total cost of revenues	$200,220	47.7%	$193,605	48.0%	$6,615	3.4%
Cost of revenues increased by $6.6 million, or 3.4%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was largely attributable to increases in data and systems and bandwidth costs, offset by decreases in employee costs, lease expense and depreciation, panel costs, and other costs.
Data costs increased $12.9 million primarily due to costs associated with the acquisition of data for distinct services provided under certain arrangements that include the purchase and sale of services and increases in our long-term contracts with MVPDs. We continued to invest in product solution offerings through the acquisition of additional TV data, as well as in our digital platform through the acquisition of additional mobile data during 2018. Systems and bandwidth costs increased $6.2 million primarily as a result of our ongoing technology transformation to reduce complexity, increase capacity and transition to a cloud-based environment from data centers.
These increases in expenses were offset by decreases in employee costs, rent and depreciation, and other costs. Employee costs declined $5.7 million, primarily due to the capitalization of payroll costs for internal-use software development in 2018 totaling $3.7 million compared with no amounts capitalized in 2017. In addition, employee costs decreased due to reduced headcount and restructuring efforts as discussed in Footnote 16, Organizational Restructuring, offset by an increase in stock-based compensation expense. Lease expense and depreciation decreased $4.7 million due to assets fully depreciating in 2018. Other cost of revenues decreased $2.0 million primarily due to reduced activity under our Digital Analytix ("DAx") transition services agreement as related contracts wound down.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs, including salaries, benefits, commissions, stock-based compensation and other related costs for personnel associated with sales and marketing activities, as well as costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.

Selling and marketing expenses for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$71,979	18.5%	$87,591	20.9%	$(15,612)	(17.8)%
Lease expense and depreciation(1)	5,690	1.5%	7,670	1.8%	(1,980)	(25.8)%
Travel	3,260	0.8%	4,780	1.1%	(1,520)	(31.8)%
Technology	2,726	0.7%	1,042	0.2%	1,684	161.6%
Professional fees	2,521	0.6%	3,311	0.8%	(790)	(23.9)%
Other	2,969	0.8%	4,001	1.0%	(1,032)	(25.8)%
Total selling and marketing expenses	$89,145	22.9%	$108,395	25.8%	$(19,250)	(17.8)%
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.
Selling and marketing expenses decreased by $19.3 million, or 17.8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was attributable to a decrease in employee costs as well as lease expense and depreciation, travel and professional fees, offset by an increase in technology costs.
Employee costs decreased $15.6 million due to reduced headcount and restructuring efforts as discussed in Footnote 16, Organizational Restructuring. Lease expense and depreciation decreased $2.0 million as a result of various lease terminations and decreased depreciation expense as various assets reached the end of their depreciable lives. Travel costs decreased $1.5 million from lower headcount while professional fees decreased $0.8 million from reduced use of consultants. Offsetting these decreases in costs was an increase of $1.7 million in technology costs due certain license expenses that were previously included in research and development expense.
Selling and marketing expenses for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$87,591	20.9%	$100,236	24.8%	$(12,645)	(12.6)%
Lease expense and depreciation	7,670	1.8%	10,304	2.6%	(2,634)	(25.6)%
Travel	4,780	1.1%	6,926	1.7%	(2,146)	(31.0)%
Professional fees	3,311	0.8%	6,551	1.6%	(3,240)	(49.5)%
Other	5,043	1.2%	6,492	1.6%	(1,449)	(22.3)%
Total selling and marketing expenses	$108,395	25.8%	$130,509	32.3%	$(22,114)	(16.9)%
Selling and marketing expenses decreased by $22.1 million, or 16.9%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was the result of a decrease in employee costs, professional fees and lease expense and depreciation. Employee costs decreased $12.6 million, due to reduced headcount and restructuring efforts as discussed in Footnote 16, Organizational Restructuring and lower sales commissions, offset by an increase in stock-based compensation. Lease expense and depreciation decreased $2.6 million due to assets fully depreciating in 2018. The decrease in professional fees of $3.2 million was mainly due to the decreased use of consultants.
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

Research and development expenses for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$47,626	12.3%	$60,490	14.4%	$(12,864)	(21.3)%
Lease expense and depreciation(1)	5,958	1.5%	7,057	1.7%	(1,099)	(15.6)%
Technology	4,164	1.1%	5,057	1.2%	(893)	(17.7)%
Professional fees	2,860	0.7%	2,668	0.6%	192	7.2%
Other	1,194	0.3%	1,707	0.4%	(513)	(30.1)%
Total research and development expenses	$61,802	15.9%	$76,979	18.4%	$(15,177)	(19.7)%
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.
Research and development expenses decreased by $15.2 million, or 19.7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This is primarily attributable to a decrease in employee costs, lease expense and depreciation and technology costs.
Employee costs decreased $12.9 million due to reduced headcount and restructuring efforts as discussed in Footnote 16, Organizational Restructuring. Lease expense and depreciation decreased $1.1 million as a result of various lease terminations and decreased depreciation expense as various assets reached the end of their depreciable lives. Technology costs decreased $0.9 million due to certain license expenses that are now included in selling and marketing expense.
Research and development expenses for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$60,490	14.4%	$71,527	17.7%	$(11,037)	(15.4)%
Lease expense and depreciation	7,057	1.7%	7,729	1.9%	(672)	(8.7)%
Technology	5,057	1.2%	4,736	1.2%	321	6.8%
Professional fees	2,668	0.6%	2,351	0.6%	317	13.5%
Other	1,707	0.4%	2,680	0.7%	(973)	(36.3)%
Total research and development expenses	$76,979	18.4%	$89,023	22.1%	$(12,044)	(13.5)%
Research and development expenses decreased by $12.0 million, or 13.5%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily attributable to lower employee costs due to the capitalization of $5.1 million of payroll costs for internal-use software development in 2018 compared with no amount capitalized in 2017. In addition, employee costs decreased due to reduced headcount and restructuring efforts as discussed in Footnote 16, Organizational Restructuring, offset by an increase in stock-based compensation.

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
General and administrative expenses for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Change	% Change
Employee costs	$34,435	8.9%	$38,094	9.1%	$(3,659)	(9.6)%
Professional fees	18,385	4.7%	21,528	5.1%	(3,143)	(14.6)%
Lease expense and depreciation(1)	2,491	0.6%	3,711	0.9%	(1,220)	(32.9)%
Bad debt expense	727	0.2%	966	0.2%	(239)	(24.7)%
Transition services agreement	667	0.2%	9,035	2.2%	(8,368)	(92.6)%
Other	9,714	2.5%	11,201	2.7%	(1,487)	(13.3)%
Total general and administrative expenses	$66,419	17.1%	$84,535	20.2%	$(18,116)	(21.4)%
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.
General and administrative expenses decreased by $18.1 million, or 21.4%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was largely attributable to a reduction in transition services agreement costs, employee costs, professional fees and lease depreciation expense. Transition services agreement costs decreased $8.4 million as a result of the termination of a three-year DAx transition services agreement. Employee costs decreased primarily due to reduced headcount and restructuring efforts as discussed in Footnote 16, Organizational Restructuring, partially offset by a $3.3 million increase in severance expense related to the departure of certain executives in 2019. Professional fees decreased $3.1 million as a result of lower audit and compliance costs, offset by transaction costs associated with the sale of shares of Common Stock and warrants in June 2019. Lease expense and depreciation decreased $1.2 million as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and decreased lease expense from various lease terminations and executed sublease agreements.
General and administrative expenses for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands)	2018	% of Revenue	2017	% of Revenue	$ Change	% Change
Employee costs	$38,094	9.1%	$30,362	7.5%	$7,732	25.5%
Professional fees	21,528	5.1%	17,383	4.3%	4,145	23.8%
Transition services agreement	9,035	2.2%	11,004	2.7%	(1,969)	(17.9)%
Lease expense and depreciation	3,711	0.9%	3,148	0.8%	563	17.9%
Bad debt expense	966	0.2%	983	0.2%	(17)	(1.7)%
Other	11,201	2.7%	11,771	2.9%	(570)	(4.8)%
Total general and administrative expenses	$84,535	20.2%	$74,651	18.5%	$9,884	13.2%
General and administrative expenses increased by $9.9 million, or 13.2%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Employee costs increased $7.7 million, primarily as a result of an increase in stock-based compensation expense of $6.7 million related to awards granted under our 2018 Equity and Incentive Compensation Plan. We did not grant any stock-based awards in 2017. Professional fees increased $4.1 million primarily due to our increased costs of audit, compliance and legal services. These increased costs were offset by a $2.0 million decrease in the DAx transition services agreement costs due to the wind down of contracts in 2018 compared with 2017.
Investigation and Audit Related
Investigation and audit related expenses were $4.3 million, $38.3 million, and $83.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Investigation expenses include professional fees associated with legal and forensic accounting services rendered in connection with the previously disclosed internal Audit Committee investigation into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and employment practices prior to 2017. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements for the prior years. Litigation related expenses include legal fees associated with various lawsuits or investigations, including those initiated either directly or indirectly as a result of the Audit Committee's investigation. The decrease in investigation and audit related expenses in 2019 as compared to 2018 is due to the conclusion of the Audit Committee investigation and multi-year audit in 2018, as well as the resolution of related legal proceedings. We resolved a related SEC investigation in September 2019, and as such, we expect these costs to be minimal in 2020.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our Rentrak merger in which we acquired $170.3 million of finite-lived intangible assets. Amortization of intangible assets decreased by $2.8 million, or 8.5%, for 2019 as compared to 2018 due to the impairment of an intangible asset as described below. Amortization of intangible assets decreased by $2.0 million, or 5.6%, for 2018 as compared to 2017 as a portion of these assets became fully amortized.
Impairment of Goodwill and Intangible Asset
In the second quarter of 2019, as a result of a sustained decline in our stock price and market capitalization, changes in management, and lower revenue, among other factors, we performed an interim impairment review of our goodwill and long-lived assets. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $224.3 million impairment charge.
We also recorded an impairment charge related to our strategic alliance intangible asset. Changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing, resulted in a change in our long-term view of the viability of the intangible asset. As such, our assessment yielded that the benefit of the strategic alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach, resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million. While this was a non-cash charge, it is expected to reduce amortization expense by $3.0 million on an annualized basis.
For further information refer to Footnote 9, Goodwill and Intangible Assets and Item 7, Critical Accounting Policies.
Settlement of Litigation, Net
Settlement of litigation, net consists of gains and losses from the settlement of various litigation matters. The $2.9 million net settlement of litigation expense for the year ended December 31, 2019 relates to the conclusion of the SEC investigation in September 2019. A civil monetary penalty of $5.0 million payable to the SEC was offset by a clawback of $2.1 million from our former CEO, Serge Matta. The $5.3 million net settlement of litigation expense for the year ended December 31, 2018 relates to the settlement and final resolution of a prior federal securities class action and shareholder derivative actions. The $82.5 million net settlement of litigation expense for the year ended December 31, 2017 primarily relates to the settlement of the federal securities class action litigation, derivative actions, and Rentrak merger litigation.
Organizational Restructuring
We incurred restructuring expenses of $3.3 million, $11.8 million, and $10.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to significant reductions in headcount and reorganization of our business.
In 2019, we implemented two reduction in force plans in order to reduce costs and better align resources with business priorities.
In 2018, we implemented an organizational restructuring to reduce staffing levels and rationalize our portfolio of leased properties which resulted in the termination of one operating lease, the extension of the lease related to our headquarters, and the sublease office space in various locations.
In 2017, we implemented an organizational restructuring to reduce staffing levels and exit certain geographic regions in order to decrease our global costs and more effectively align our resources to business priorities.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances and imputed interest on our minimum commitment agreements with WPP plc and its affiliates. Interest expense primarily relates to interest on our senior secured convertible notes ("Notes") and our finance leases of computer equipment and automobiles.
Interest expense, net, increased $15.1 million during 2019 to $31.5 million as compared to $16.5 million in 2018. Interest expense increased in 2019 primarily as a result of the interest rate reset feature on the Notes. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Interest on the Notes is payable, at our option, in cash, or, subject to certain conditions, through the issuance by us of shares of Common Stock.

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
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our normal operations.
Income from transition services represents reimbursement of costs incurred under the DAx transition services agreement and is offset as expense in cost of revenues and general and administrative expenses.
The following is a summary of other income (expense), net:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Change in fair value of financing derivatives	$5,100	$(14,226)	$—
Change in fair value of warrants liability	(2,411)	—	—
Change in fair value of investment in equity securities	(2,324)	1,443	—
Transition services agreement income	534	9,029	11,080
Gain on forgiveness of obligation	—	—	4,000
Other	755	2,290	125
Total other income (expense), net	$1,654	$(1,464)	$15,205
Total other income, net for the year ended December 31, 2019 was $1.7 million as compared to total other expense, net of $1.5 million in 2018. The shift to other income was primarily driven by the change in fair value of financing derivatives. Offsetting the increase to other income was a decrease in transition services income, a decline in the fair value of equity securities (which we sold in 2019) and a decrease resulting from patent income in 2018 that was not received in 2019.
Other expense, net of $1.5 million for the year ended December 31, 2018 compared to other income, net of $15.2 million for the year ended December 31, 2017 was driven primarily by the $14.2 million loss recorded as a result of changes in the fair value of the interest rate reset liability, notes option derivative liability, and change of control derivative liability in 2018. Additionally, we had a $2.1 million reduction of income related to the DAx transition services agreement due to the wind down of managed contracts, as well as debt forgiveness of $4.0 million in 2017 as we were released from our Strategic Partnership Agreement with Adobe, Inc. with the remaining obligations forgiven. These decreases were offset in 2018 by a $2.0 million increase in patent income and a $1.4 million increase due to a change in the fair value of equity securities.
Gain (Loss) from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions.
For the year ended December 31, 2019, the gain from foreign currency transactions was $0.3 million. The gain was primarily driven by fluctuations of the average Chilean Peso against the U.S. Dollar exchange rate.
For the year ended December 31, 2018, the gain from foreign currency transactions was $1.3 million. The gain was primarily related to fluctuations in the average U.S. Dollar to Euro, Canadian Dollar and Chilean Peso exchange rates.
For the year ended December 21, 2017, the loss from foreign currency transactions was $3.2 million and related to differences in the average U.S. Dollar to Euro exchange rates.
Income Tax Benefit (Provision)
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity.
During the years ended December 31, 2019, 2018, and 2017, we recorded an income tax benefit (provision) of $1.0 million, $(3.7) million, and $2.7 million, resulting in an effective tax rate of 0.3%, (2.4)%, and 1.0%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets.
Included within the tax benefit for the year ended December 31, 2019 are income tax adjustments of $58.6 million related to the impairment of goodwill and $15.2 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Income tax expense of $17.3 million has also been included for the increase in valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions.
Included within the tax expense for the year ended December 31, 2018, is an income tax adjustment of $19.7 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Income tax expense of $19.0 million has also been included for the increase in valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions. We completed our assessment of the TCJA provisions on our U.S. deferred taxes during 2018 and concluded that no material adjustments were required.
Included within the total tax benefit for the year ended December 31, 2017 is an income tax benefit of $8.3 million related to the impact of the TCJA provisions on our U.S. deferred taxes, including the reduction in the corporate tax rate from 35% to 21% and a change in our valuation allowance assessment. Also included is income tax expense of $126.1 million related to the increase in valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, and to comply with a covenant under our Notes (described below), we are disclosing herein Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") and non-GAAP net loss, each of which are non-GAAP financial measures used by our management to understand and evaluate our core operating performance and trends. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results, as they permit our investors to view our core business performance using the same metrics that management uses to evaluate our performance.
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

The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net loss (GAAP)	$(338,996)	$(159,268)	$(281,393)

Income tax (benefit) provision	(1,007)	3,706	(2,717)
Interest expense, net	31,526	16,465	661
Depreciation	12,778	17,259	23,339
Amortization expense of finance leases	2,413	—	—
Amortization of intangible assets	30,076	32,864	34,823
EBITDA	(263,210)	(88,974)	(225,287)

Adjustments:
Stock-based and expected awards compensation expense(3)	16,695	37,151	34,261
Investigation and audit related	4,305	38,338	83,398
Settlement of certain litigation, net(2)	2,900	5,250	82,533
Restructuring	3,263	11,837	10,510
Impairment of goodwill	224,272	—	—
Impairment of intangible asset	17,308	—	—
Other expense (income), net (1)	682	12,783	(4,125)
Adjusted EBITDA	$6,215	$16,385	$(18,710)
(1) In 2019 and 2018, adjustments to other income (expense), net, reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income (expense), net and certain legal expenses defined by the Notes and classified as general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Loss. Additionally, we recorded transaction costs related to the issuance of warrants, which costs were allocated to the warrants liability and recorded in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs were recorded in additional paid-in capital in the Consolidated Balance Sheets. For more information regarding this adjustment, see Footnote 5, Stockholders' Equity.
(2) Settlement of certain litigation, net includes settlement amounts incurred for certain legal proceedings defined by the Notes, which amounts are classified as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
(3) 2017 includes $16.9 million related to a stock-based retention program that was settled in cash for employees who departed prior to issuance of equity.

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net loss (GAAP)	$(338,996)	$(159,268)	$(281,393)

Adjustments:
Stock-based and expected awards compensation expense(4)	16,695	37,151	34,261
Investigation and audit related	4,305	38,338	83,398
Amortization of intangible assets(3)	30,076	32,864	34,823
Settlement of certain litigation, net(2)	2,900	5,250	82,533
Restructuring	3,263	11,837	10,510
Impairment of goodwill	224,272	—	—
Impairment of intangible asset	17,308	—	—
Other expense (income), net (1)	682	12,783	(4,125)
Non-GAAP net loss	$(39,495)	$(21,045)	$(39,993)
(1) In 2019 and 2018, adjustments to other income (expense), net, reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income (expense), net and certain legal expenses defined by the Notes and classified as general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Loss. Additionally, we recorded transaction costs related to the issuance of warrants, which costs were allocated to the warrants liability and recorded in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs were recorded in additional paid-in capital in the Consolidated Balance Sheets. For more information regarding this adjustment, see Footnote 5, Stockholders' Equity.
(2) Settlement of certain litigation, net includes settlement amounts incurred for certain legal proceedings defined by the Notes, which amounts are classified as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
(3) In 2018, amortization of intangible assets was added as an adjustment in our calculation of non-GAAP net loss. Prior year non-GAAP net loss has been recast to include this adjustment, which is intended to better reflect our core operating performance.
(4) 2017 includes $16.9 million related to a stock-based retention program that was settled in cash for employees who departed prior to issuance of equity.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(4,636)	$(72,575)	$(56,405)
Net cash (used in) provided by investing activities	$(10,460)	$(13,814)	$18,254
Net cash provided by (used in) financing activities	$31,973	$93,119	$(7,518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(302)	$(1,657)	$2,453
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,575	$5,073	$(43,216)
Our principal uses of cash historically consisted of cash paid for payroll and other operating expenses, payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers, and service of our debt and lease facilities. We have also incurred significant professional fees relating to our Audit Committee's investigation, subsequent audit and compliance efforts, management changes and various legal proceedings.
As of December 31, 2019, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $66.8 million, including $20.2 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our recent operating losses, including the significant costs associated with the investigation and completing the audit of our prior years' consolidated financial statements, resulted in a need to secure long-term financing. In 2018, we entered into agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which we issued and sold to Starboard a total of $204.0 million in Notes as well as warrants to purchase shares of our Common Stock in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. See "Senior Secured Convertible Notes" below.
Prior to April 2019, we paid our quarterly accrued interest liability on the Notes in cash. In April, July and October 2019, we paid our quarterly accrued interest liability on the Notes through the issuance of Common Stock. In January 2020, we paid our quarterly accrued interest liability in cash; the amount was accrued in short term liabilities as of December 31, 2019.

In June 2019, we issued 2,728,513 shares of our Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. See "Sale of Common Stock and Warrants" below.
During the nine months ended September 30, 2019, we sold our investment in equity securities for total cash proceeds of $3.8 million, of which $3.1 million was received in July 2019. See Footnote 2, Summary of Significant Accounting Policies for additional information.
In December 2019, we issued a secured term note ("Secured Term Note") for gross proceeds of $13.0 million. See "Secured Term Note" below.
Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, as well as payment of expenses incurred in prior periods. Our liquidity could also be negatively affected if we elect to pay our interest liability on the Notes (currently set at 12.0% per year) in cash in lieu of Common Stock. For additional information on our interest liability, see Footnote 4, Long-term Debt. Finally, our liquidity could be significantly affected if we are unable to maintain compliance with the affirmative and negative covenants in our Notes, including the minimum cash balance requirement described below. If we fail to comply with our covenants, we could be required to redeem the Notes at a premium. The source of funds for any such redemption would be our available cash or, possibly, other financing. Based on our current plans, including actions within management's control, we do not anticipate a breach of these covenants that would result in an event of default under the Notes; however, any such breach could have a material impact on our liquidity.
We continue to be focused on maintaining flexibility in terms of sources, amounts and the timing of any potential financing, refinancing or strategic transaction in order to best position the Company for future success. We believe that our sources of funding will be sufficient to satisfy our currently anticipated requirements for at least the next 12 months. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing.
Restricted Cash
Restricted cash represents our requirement to collateralize the Secured Term Note, outstanding letters of credit, international payroll processing exposures and lines of credit related to certain of our corporate credit card programs and international payroll processing exposures. As of December 31, 2019 and 2018, we had $20.2 million and $6.1 million of restricted cash, respectively, with the increase due primarily to the issuance of the Secured Term Note.
Credit Facility
In 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of December 31, 2019, $3.3 million in letters of credit were outstanding and cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Sale-Leaseback Financing Transaction
In June 2019, we entered into an arrangement with a vendor to sell and lease back certain previously acquired computer and other equipment. The arrangement, which resulted in cash proceeds of $4.3 million, requires lease payments over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the lease term.
Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 2,728,513 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 11,654,033 shares of Common Stock (the "Private Placement"). On October 14, 2019, we issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C Warrants. As a result of this exercise, the number of shares issuable under our Series A Warrants was increased by 2,728,513. On January 29, 2020, the Series B-1 Warrants expired unexercised.
For additional information on the Private Placement, refer to Footnote 5, Stockholders' Equity.
Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018, we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of Notes as of December 31, 2019 to $204.0 million.

On November 6, 2019, we entered into an amendment with Starboard that prescribed the terms under which we may redeem the Notes for cash in the event of a qualifying change of control, as defined in the amendment.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances ($40.0 million effective August 6, 2019) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the Notes covenants as of December 31, 2019. As discussed above, any breach of these covenants could have a significant negative effect on our liquidity.
For additional information about the terms of the Notes, refer to Footnote 4, Long-term Debt.
Secured Term Note
On December 31, 2019, our wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties for the Secured Term Note in exchange for gross proceeds of $13.0 million. The Secured Term Note matures on December 31, 2021 and has an annual interest rate of 9.75% that is payable monthly in cash.
For additional information, refer to Footnote 4, Long-term Debt.
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
Net cash used in operating activities in 2019 was $4.6 million compared to net cash used of $72.6 million in 2018. The decrease in cash used in operating activities during 2019 as compared to 2018 was primarily attributable to a decrease in cash operating expenses driven by lower investigation and audit related expenses and headcount, and extended trade payables. This drove a net increase in operating assets and liabilities of $4.3 million for the year ended December 31, 2019 as compared to a net decrease of $23.2 million for the year ended December 31, 2018. In addition, there was a net decrease in cash used of $4.4 million related to interest payments made on the Notes in stock in lieu of cash during 2019.
Net cash used in operating activities in 2018 was $72.6 million compared to net cash used of $56.4 million in 2017. The increase in cash used in operating activities during 2018 as compared to 2017 was primarily attributable to a $90.0 million increase in payments of our outstanding liabilities, driven by investigation and audit related expenses, cash interest payments on the Notes and settlement of compensation liabilities.
Investing Activities
Cash used in investing activities primarily consists of payments related to capitalized internal-use software costs, purchases of computer and network equipment to support our technical infrastructure, and furniture and equipment.
Net cash used in investing activities in 2019 was $10.5 million compared to net cash used in investing activities of $13.8 million in 2018. The decrease in cash used in investing activities was attributable to $3.8 million in cash received from the sale of an equity security. Increased capitalized costs of $1.9 million were offset by a $1.5 million decrease in purchases of property and equipment.
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

Financing Activities
Net cash provided by financing activities in 2019 was $32.0 million compared to net cash provided by financing activities of $93.1 million in 2018. In 2019, we raised gross cash proceeds of $20.0 million from the sale of shares of Common Stock and warrants in the Private Placement, $13.0 million from the issuance of the Secured Term Note, and $4.3 million from a sale lease-back transaction. We also had a decrease of debt issuance costs of $5.1 million in 2019 compared to 2018. By comparison, in 2018 we generated gross cash proceeds of $100.0 million from the issuance of Notes, partially offset by a $9.7 million decrease in proceeds from subscription receivables which ended in 2018.
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
Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature.
The information set forth below summarizes our contractual obligations as of December 31, 2019 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$75,059	$12,739	$21,107	$18,489	$22,724
Finance lease obligations(2)	4,966	2,161	2,783	22	—
Sale-leaseback financing transaction(3)	3,669	2,247	1,422	—	—
Long-term debt obligations(4)	217,000	—	217,000	—	—
Unconditional purchase obligations with MVPDs(5)	102,609	41,035	43,052	18,522	—
Other long-term obligations(6)	3,860	2,114	1,746	—	—
Total	$407,163	$60,296	$287,110	$37,033	$22,724
(1) Operating lease obligations represent future lease commitments, primarily for real estate leases, accounted for under ASC 842. See Footnote 8, Leases for more information.
(2) Finance lease obligations represent future lease commitments, primarily for equipment leases, accounted for under ASC 842. See Footnote 8, Leases for more information.
(3) We entered into a sale-leaseback arrangement with a vendor in June 2019. See Footnote 4, Long-term Debt for more information.
(4) In 2018, we entered into several agreements with Starboard whereby we issued Notes in exchange for cash and shares of Common Stock. In 2019 our wholly owned subsidiary Rentrak B.V., entered into a Secured Term Note. See Footnote 4, Long-term Debt for more information.
(5) Unconditional purchase obligations with MVPDs include contractual arrangements with MVPDs for the purchase of TV viewing data that is used in our products, primarily reported in the Ratings & Planning solution group. If these arrangements are canceled by the MVPDs, we have the ability to terminate contracts with our end customers. Commitments reflected herein relate to purchases of data/future obligations after December 31, 2019.
(6) Other long-term obligations include future commitments for software licenses and the right to access cloud-based solutions under long-term contracts.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including expenses from ongoing compliance efforts and related to various legal proceedings, as well as trade payables and service of our debt and lease facilities. To the extent that our existing cash, cash equivalents and operating cash flow, together with any proceeds from previous financing arrangements, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue additional equity securities in order to raise additional funds or pay interest on the Notes, further dilution to existing stockholders may occur.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than certain purchase obligations with MVPDs, which are disclosed in the Contractual Payment Obligations table above.
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
Accounting for Warrants
During the second quarter of 2019, we issued warrants which were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the warrants is determined using a Monte Carlo simulation analysis within an option pricing model. The fair value estimate is determined using an estimate for our credit rating, probability of change of control, dividend yield, risk-free rate, remaining term of the warrants and volatility. The valuation is derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification of the warrants as a Level 3 fair value measurement.
The fair value of the warrants is estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date at rates commensurate with the remaining term of the related warrants. The primary sensitivity in the valuation of each warrant liability is driven by our Common Stock price at the measurement date and the observable volatility of the Common Stock.
Refer to Footnote 6, Fair Value Measurements for the significant inputs used to determine the fair value of the warrants as of December 31, 2019.
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
During the second quarter of 2019, we evaluated our strategic alliance asset group for recoverability. Our assessment considered the changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the second quarter, which resulted in a change in our long-term view of the viability of the intangible asset. As such, our analysis yielded that the benefit of the strategic alliance would not be realized, and the related investment would not be recoverable. The fair value of the strategic alliance intangible asset was estimated using the income approach, resulting in a non-cash impairment charge for the full carrying value of the asset. Consequently, we recorded a $17.3 million impairment charge during the year ended December 31, 2019 in our Consolidated Statements of Operations and Comprehensive Loss.
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
In general, transaction price is determined by estimating the fixed amount of consideration to which we are entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach. Once we select a method to estimate variable consideration for a particular type of performance obligation, we will apply that method consistently. We will constrain estimates of variable consideration only to the extent that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur.
Significant judgment is required to determine the stand-alone selling price ("SSP") for each performance obligation. We allocate transaction price to each performance obligation based on relative SSP.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of goodwill involves the use of management's estimates and assumptions and can have a significant impact on future operating results. Goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
We have one reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value. We initially assess qualitative factors to determine if it is necessary to perform the goodwill impairment review. We review the goodwill for impairment if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of its reporting unit is less than the carrying value, or if we decide to bypass the qualitative assessment. We review the carrying value of our reporting unit utilizing a combination of the discounted cash flow model and a market value approach. We make assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of its reporting unit.
A discounted cash flow analysis requires the use of various assumptions, including; expectations of future cash flows, growth rates, tax rates, and discount rates in developing the present value of projected cash flows. The following assumptions are significant to our discounted cash flow analysis:
Projected financial performance: expected future cash flows and growth rates are based upon assumptions of our future revenue growth and operating costs. Actual results of operations and cash flows will likely differ from those utilized in our discounted cash flow analysis, and it is possible that those differences could be material. We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projects, profitability, discount rates, volatility in our market capitalization, and general industry, micro and macro-economic conditions.
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate utilized in the 2019 annual impairment analysis was 3.0%.
Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We used a 18.0% discount rate in the 2019 annual impairment analysis.

In addition, we also use a market-based approach to estimate the value of our reporting unit. The market value is estimated by comparing our reporting unit to publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of the business entity is based on pricing multiples of certain financial parameters observed in the comparable companies.
We performed an interim analysis as of June 30, 2019 and determined that goodwill was impaired. Refer to Footnote 9, Goodwill and Intangible Assets for further information. We completed our annual assessment on October 1, 2019, and there was no further impairment of goodwill at the assessment date.
Goodwill allocated to our single reporting unit as of December 31, 2019 was $416.4 million. As of our October 1, 2019 annual assessment, the estimated fair value of our reporting unit exceeded its carrying value by approximately 6%. The projected long-term cash flows used in our fair value estimate are consistent with our most recent operating plan and are dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment.
We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in our market capitalization, and general industry, market and macro-economic conditions. If the reporting unit's future performance falls below our expectations, or there are negative revisions to other significant assumptions, including the long-term growth rate or discount rate, we may need to record a material, non-cash goodwill impairment charge in a future period.
Derivative Financial Instruments
We have derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are immediately recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of our interest rate reset derivative liability is determined using a with-and-without approach, using a standard binomial tree convertible bond model. The fair value estimate is determined using an estimate for the Company's credit rating, the premium attributable to the payment-in-kind feature of the Notes, and premium estimates for company-specific risk factors (together, the credit adjusted discount rate). The valuation is derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification of the interest rate reset derivative liability as a Level 3 fair value measurement.
The fair values of change of control redemption derivative liabilities are determined using a probability adjusted binomial lattice model. The fair value estimates are determined using management's estimate for the probability of change of control, credit adjusted discount rate, risk-free rate, and remaining term of the redemption features. The valuations are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification of the change of control redemption liabilities as Level 3 fair value measurements.
The fair values of our financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivative. The primary sensitivity in the interest rate reset derivative liability is driven by our Common Stock price at the measurement date, the observable volatility of the Common Stock, and the discount rate used to determine the present value of the instrument. The primary sensitivity for the change of control redemption derivative liabilities is driven by the probability of a change of control.
Refer to Footnote 6, Fair Value Measurements for the significant inputs used to determine the fair value of the derivatives as of December 31, 2019.

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
Interest rate risk
As a result of having $204.0 million aggregate principal amount of the Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of December 31, 2019, the interest rate on the Notes was 12.0% per year. The interest rate reset on January 30, 2020 and will remain at 12.0% (subject to certain conditions) until February 1, 2021 (the "Interest Reset Date"). On the Interest Reset Date, the interest rate will reset based on the then-applicable Conversion Premium, which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

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
Derivative financial instrument risk
The interest rate reset feature of the Notes represents a complex derivative financial instrument, which is classified as a liability in the Consolidated Balance Sheets. This derivative is not considered a hedging instrument. We determine the fair value of our derivative financial instrument, relying in part on the work of an independent valuation firm engaged by us to provide inputs as to the fair value of the liability, including the valuation models and assumptions used to determine its fair value. For additional information on the determination of fair value, including the assumptions used in those determinations, refer to Footnote 4, Long-term Debt and Footnote 6, Fair Value Measurements. As of December 31, 2019, the fair value of our interest rate reset derivative financial instrument of $18.8 million was recorded in financing derivatives within the Consolidated Balance Sheets. Any changes in fair value of financing derivatives are recorded to earnings and could affect our financial position and results of operations. A change in fair value of the interest rate reset derivative liability of 10% in either direction would result in a $1.9 million gain or loss recorded in earnings in our consolidated financial statements.
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
Warrants liability financial instrument risk
As a result of having $7.7 million in liability related to outstanding warrants as of December 31, 2019, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of each warrant, and the number of shares likely to be issued under the warrants, is impacted by changes in the market price of our Common Stock. As of December 31, 2019, a 10% increase in our stock price would result in a $1.4 million increase in the fair value of the warrants and a 90,924 increase in shares likely to be issued under the warrants, while a 10% decrease in our stock price would result in a $1.3 million decrease in fair value of the warrants and a 77,007 decrease in shares likely to be issued under the warrants, in each case on an aggregate basis.
For further information regarding our outstanding warrants, see Footnote 5, Stockholders' Equity.

Foreign currency risk
We operate globally, and we predominantly generate revenues and expenses in local currencies. We operate in several countries in Europe, as well as countries throughout South America and Asia Pacific. As such, we have exposure to adverse changes in exchange rates associated with revenues and operating expenses of our foreign operations, but we believe this exposure is not material at this time. We have not engaged in any transactions that hedge foreign currency exchange rate risk.
There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We have evaluated and assessed the potential effect of this risk and believe that near-term changes in currency rates should not materially affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease or increase in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a decrease to our operating loss of approximately $6.0 million for 2019, and a 10% increase in value would have resulted in an increase to our operating loss of approximately $5.2 million for the year ended December 31, 2019.
As of December 31, 2019, of the total $66.8 million in cash and cash equivalents, including restricted cash, $27.3 million was held by foreign subsidiaries. Of this amount, we believe $3.1 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to adoption of Accounting Standards Codification (ASC) 842, Leases. The Company adopted ASC 842 using the modified retrospective transition method with optional transition relief.
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

/s/ Deloitte & Touche LLP

McLean, Virginia
February 27, 2020

We have served as the Company's auditor since 2017.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,590	$44,096
Restricted cash	20,183	6,102
Accounts receivable, net of allowances of $1,919 and $1,597, respectively ($2,698 and $4,024 of accounts receivable attributable to related parties, respectively)	71,853	75,609
Prepaid expenses and other current assets ($1,180 and $484 attributable to related parties)	15,357	19,972
Total current assets	153,983	145,779
Property and equipment, net	31,693	27,339
Operating right-of-use assets	36,689	—
Other non-current assets	2,979	8,898
Deferred tax assets	2,374	3,991
Intangible assets, net	79,559	126,945
Goodwill	416,418	641,191
Total assets	$723,695	$954,143
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($2,510 and $1,878 attributable to related parties, respectively)	$44,804	$29,836
Accrued expenses ($6,902 and $4,478 attributable to related parties, respectively)	55,507	58,140
Accrued litigation settlements	3,575	3,500
Contract liability ($1,519 and $2,521 attributable to related parties, respectively)	58,158	64,189
Customer advances	9,886	6,688
Warrant liability	7,725	—
Current operating lease liabilities	6,764	—
Deferred rent	—	1,884
Other current liabilities	3,818	4,699
Total current liabilities	190,237	168,936
Secured term note	12,463	—
Financing derivatives (related party)	21,587	26,100
Senior secured convertible notes (related party)	184,075	177,342
Non-current operating lease liabilities	42,497	—
Deferred rent	—	10,304
Deferred tax liabilities	287	5,527
Other non-current liabilities ($- and $251 attributable to related parties)	13,575	14,367
Total liabilities	464,721	402,576
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2019 and 2018; no shares issued or outstanding as of December 31, 2019 or 2018	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of December 31, 2019 and 2018; 76,829,926 shares issued and 70,065,130 shares outstanding as of December 31, 2019, and 66,154,626 shares issued and 59,389,830 shares outstanding as of December 31, 2018	70	59
Additional paid-in capital	1,609,358	1,561,208
Accumulated other comprehensive loss	(12,333)	(10,621)
Accumulated deficit	(1,108,137)	(769,095)
Treasury stock, at cost, and 6,764,796 shares as of December 31, 2019 and 2018	(229,984)	(229,984)
Total stockholders’ equity	258,974	551,567
Total liabilities and stockholders’ equity	$723,695	$954,143
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues (1)	$388,645	$419,482	$403,549

Cost of revenues (1) (2) (3)	199,622	200,220	193,605
Selling and marketing (1) (2) (3)	89,145	108,395	130,509
Research and development (1) (2) (3)	61,802	76,979	89,023
General and administrative (1) (2) (3)	66,419	84,535	74,651
Investigation and audit related (1)	4,305	38,338	83,398
Amortization of intangible assets	30,076	32,864	34,823
Impairment of goodwill	224,272	—	—
Impairment of intangible asset (1)	17,308	—	—
Settlement of litigation, net	2,900	5,250	82,533
Restructuring (2)	3,263	11,837	10,510
Total expenses from operations	699,112	558,418	699,052
Loss from operations	(310,467)	(138,936)	(295,503)
Interest expense, net (1)	(31,526)	(16,465)	(661)
Other income (expense), net	1,654	(1,464)	15,205
Gain (loss) from foreign currency transactions	336	1,303	(3,151)
Loss before income taxes	(340,003)	(155,562)	(284,110)
Income tax benefit (provision)	1,007	(3,706)	2,717
Net loss	$(338,996)	$(159,268)	$(281,393)
Net loss per common share:
Basic and diluted	$(5.33)	$(2.76)	$(4.90)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	63,590,882	57,700,603	57,485,755
Comprehensive loss:
Net loss	$(338,996)	$(159,268)	$(281,393)
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(1,712)	(4,397)	6,168
Other	—	—	28
Total comprehensive loss	$(340,708)	$(163,665)	$(275,197)

(1) Transactions with related parties are included in the line items above as follows (refer to Footnote 15, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information):

	Years Ended December 31,
	2019	2018	2017
Revenues	$17,464	$12,662	$13,181

Cost of revenues	10,490	11,239	12,956
Selling and marketing	312	158	157
Research and development	26	186	119
General and administrative	776	650	777
Investigation and audit related	—	—	16,844

Interest (expense) income, net	(23,494)	(16,023)	672

(2) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2019	2018	2017
Cost of revenues	$1,852	$6,349	$1,766
Selling and marketing	3,615	9,452	5,247
Research and development	1,981	6,580	2,270
General and administrative	9,247	14,770	8,031
Restructuring	(137)	468	—
Total stock-based compensation expense	$16,558	$37,619	$17,314

(3) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2016	57,172,597	$60	$1,380,881	$(12,420)	$(327,698)	$(135,970)	$904,853
Net loss	—	—	—	—	(281,393)	—	(281,393)
Foreign currency translation adjustment	—	—	—	6,168	—	—	6,168
Unrealized gain on marketable securities, net of tax	—	—	—	28	—	—	28
Subscription Receivable	—	—	11,012	—	—	—	11,012
Restricted stock units vested	185,754	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(69,304)	—	(1,514)	—	—	—	(1,514)
Stock-based compensation	—	—	17,338	—	—	—	17,338
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(159,268)	—	(159,268)
Foreign currency translation adjustment	—	—	—	(4,397)	—	—	(4,397)
Subscription Receivable	—	—	10,254	—	—	—	10,254
Common Stock warrants issued	—	—	5,545	—	—	—	5,545
Exercise of Common Stock options, net	222,229	—	2,855	—	—	—	2,855
Shares issued in connection with settlement of litigation	4,024,115	4	90,764	—	—	—	90,768
Repurchase of Common Stock in exchange for senior secured convertible notes	(4,000,000)	(7)	—	—	—	(94,014)	(94,021)
Restricted stock units vested	2,077,253	2	15,816	—	—	—	15,818
Payments for taxes related to net share settlement of equity awards	(222,814)	—	(5,263)	—	—	—	(5,263)
Stock-based compensation	—	—	33,520	—	—	—	33,520
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(338,996)	—	(338,996)
Foreign currency translation adjustment	—	—	—	(1,712)	—	—	(1,712)
Issuance of Common Stock - CVI	2,728,513	3	8,159	—	—	—	8,162
Common Stock warrants exercised - Starboard	323,448	—	—	—	—	—	—
Common Stock warrants exercised - CVI	2,728,513	3	5,482	—	—	—	5,485
Exercise of Common Stock options, net	68,259	—	1,191	—	—	—	1,191
Interest paid in Common Stock	4,057,129	4	17,370	—	—	—	17,374
Restricted stock units vested	854,998	1	4,610	—	—	—	4,611
Payments for taxes related to net share settlement of equity awards	(85,560)	—	(1,267)	—	—	—	(1,267)
Stock-based compensation	—	—	12,605	—	—	—	12,605
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(338,996)	$(159,268)	$(281,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,778	17,259	23,339
Non-cash operating lease expense	5,369	—	—
Amortization expense of finance leases	2,413	—	—
Amortization of intangible assets	30,076	32,864	34,823
Impairment of goodwill	224,272	—	—
Impairment of intangible asset	17,308	—	—
Provision for bad debts	727	966	983
Stock-based compensation	16,558	37,619	17,314
Deferred tax (benefit) provision	(3,727)	2,019	(3,203)
Change in fair value of financing derivatives	(5,100)	14,226	—
Change in fair value of warrant liability	2,411	—	—
Change in fair value of investment in equity securities	2,324	(1,443)	—
Non-cash interest expense on senior secured convertible notes (related party)	17,374	—	—
Accretion of debt discount	6,242	4,812	—
Amortization of deferred financing costs	1,078	955	—
Gain on forgiveness of obligation	—	—	(4,000)
Accrued litigation settlements to be settled in Common Stock	—	—	90,800
Other	(2)	568	192
Changes in operating assets and liabilities:
Accounts receivable	2,738	4,707	14,529
Prepaid expenses and other assets	2,198	(4,456)	4,067
Insurance recoverable on litigation settlements	—	10,000	(37,232)
Accounts payable, accrued expenses, and other liabilities	10,438	(4,955)	85,001
Contract liability and customer advances	(3,477)	(30,013)	(2,638)
Deferred rent	—	1,565	1,013
Current operating lease liability	(7,638)	—	—
Net cash used in operating activities	(4,636)	(72,575)	(56,405)

Investing activities:
Sales of marketable securities	3,776	—	28,436
Purchases of property and equipment	(2,736)	(4,206)	(10,182)
Capitalized internal-use software costs	(11,500)	(9,608)	—
Net cash (used in) provided by investing activities	(10,460)	(13,814)	18,254

Financing activities:
Proceeds from borrowings on senior secured convertible notes (related party)	—	100,000	—
Debt issuance costs	—	(5,146)	—
Proceeds from secured term note	13,000	—	—
Secured term note issuance costs	(350)	—	—
Proceeds from private placement, net of issuance costs paid	19,752	—	—
Financing proceeds received on subscription receivable (related party)	—	9,679	11,012
Proceeds from sale-leaseback financing transaction	4,252	—	—
Proceeds from the exercise of stock options	1,191	2,855	—
Payments for taxes related to net share settlement of equity awards	(1,267)	(5,263)	(1,514)

Principal payments on finance leases	(2,535)	—	—
Principal payments on capital lease and software license arrangements	(2,070)	(9,006)	(17,016)
Net cash provided by (used in) financing activities	31,973	93,119	(7,518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(302)	(1,657)	2,453
Net increase (decrease) in cash, cash equivalents and restricted cash	16,575	5,073	(43,216)
Cash, cash equivalents and restricted cash at beginning of period	50,198	45,125	88,341
Cash, cash equivalents and restricted cash at end of period	$66,773	$50,198	$45,125

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$46,590	$44,096	$37,859
Restricted cash	20,183	6,102	7,266
Total cash, cash equivalents and restricted cash	$66,773	$50,198	$45,125

Supplemental cash flow disclosures:
Interest paid ($3,046 and $7,484 of interest paid in 2019 and 2018 attributable to related party, respectively)	$4,081	$8,136	$1,691
Income taxes paid, net of refunds	1,191	1,260	497

Supplemental non-cash activities:
Assets acquired through finance leases and software obligations	4,277	1,737	191
Leasehold improvements acquired through lease incentives	2,050	—	—
Change in accounts payable and accrued expenses related to capital expenditures	456	1,149	336
Repurchase of Common Stock in exchange for senior secured convertible notes	—	94,021	—
Shares issued in connection with settlement of litigation	—	90,768	—
Insurance recovery on litigation settlement	—	27,232	—
Common Stock warrants issued with senior secured convertible notes	—	5,733	—
Fair value of financing derivatives issued with senior secured convertible notes	—	17,574	—
Notes Option derivative liability settlement	—	5,700	—
Modification of debt in consideration for the reduction of the senior secured convertible note minimum cash balance requirement	—	4,000	—
Settlement of restricted stock unit liability	4,611	15,818	—
Fair value of warrants issued in private placement	10,798	—	—
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Uses and Sources of Liquidity and Management’s Plans
The Company's primary need for liquidity is to fund working capital requirements and capital expenditures of its business. Since 2017, the Company has implemented certain organizational restructuring plans to reduce staffing levels, exit certain geographic regions, and rationalize its leased properties, to enable the Company to decrease its global costs, more effectively align resources to business priorities, and maintain compliance with its financial covenants, as described in Footnote 4, Long-Term Debt. For additional information related to the restructuring plans, refer to Footnote 16, Organizational Restructuring.
The Company has secured the following long-term financing in order to increase its available working capital and fund ongoing operations:

•
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

•
On June 26, 2019, the Company issued 2,728,513 shares of Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. On October 14, 2019, the Company issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C warrant. For additional information, refer to Footnote 5, Stockholders' Equity.

•
On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties (collectively the "Noteholder") for a secured term note (the "Secured Term Note") in exchange for gross proceeds $13.0 million. The Secured Term Note matures on December 31, 2021, is cash collateralized, and has an annual interest rate of 9.75% that is payable monthly in arrears. For additional information, refer to Footnote 4, Long-term Debt.

As of December 31, 2019, the Company was in compliance with its covenants under the senior secured convertible notes and the Secured Term Note.
Liquidity could be negatively affected by a decrease in demand for the Company's products and services or additional losses from operations, as well as payment of expenses incurred in prior periods. Liquidity could also be negatively affected if the Company elects to pay its interest liability on the senior secured convertible notes (currently set at 12.0% per year) in cash in lieu of Common Stock. Finally, liquidity could be significantly affected if the Company is unable to maintain compliance with the affirmative and negative covenants in the senior secured convertible notes and the Secured Term Note, including the minimum cash balance requirements.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and the timing of any potential financing, refinancing or strategic transaction, in order to best position the Company for future success. The Company believes that its sources of funding, after taking into account the restructuring and financing transactions described above, as well as the availability of the rights offering described in Footnote 4, Long-term Debt, will be sufficient to satisfy the Company's estimated liquidity needs and allow the Company to remain in compliance with its covenants under the senior secured convertible notes and the Secured Term Note for at least one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, current capital lease obligations have been aggregated within other current liabilities on the Consolidated Balance Sheets. Non-current capital lease obligations have been aggregated within other non-current liabilities on the Consolidated Balance Sheets.
Use of Estimates and Judgments in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of: management's standalone selling price ("SSP"), principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill and intangible assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of financing-related liabilities and warrants, the allowance for doubtful accounts, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
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
Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, operating right-of-use assets, intangible assets and goodwill. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition. The fair value of these assets and liabilities are determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.
Fair Value of Financial Instruments
Due to their short-term nature, the carrying amounts reported in the Company's Consolidated Financial Statements approximate the fair value for cash and cash equivalents, restricted cash including certificates of deposit, accounts receivable, accounts payable and accrued expenses, the current portion of contract liability and customer advances. The carrying values of finance lease obligations approximate their fair value as the interest rates for the lease term approximate market rates (Level 2).
The fair values of the Company's financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivatives. The fair value of the interest reset liability is determined based on an estimate for the Company's credit rating, the premium attributable to the payment-in-kind feature of the senior secured convertible notes ("Notes"), and premium estimates for company-specific risk factors (together, the credit adjusted discount rate), the Company's Common Stock price at measurement date, the observable volatility of the Common Stock and risk-free rate. The fair value of the change in control redemption derivative liabilities is determined based on the probability of change of control, credit adjusted discount rate, and risk-free rate. The fair value of the Notes is determined using the credit adjusted discount rate, the Company's Common Stock price at the valuation date, risk-free rate and volatility commensurate with the remaining term of the Notes.
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
Restricted Cash
Restricted cash represents the Company's cash collateral requirements under the Secured Term Note, outstanding letters of credit, international payroll processing exposures, and corporate credit card obligations. As of December 31, 2019 and 2018, the Company had $20.2 million and $6.1 million of restricted cash, respectively, of which $1.0 million was held in certificates of deposit as of both December 31, 2019 and 2018. As of December 31, 2019, certificates of deposit in the amount of $0.9 million will mature within the next one year.
Allowance for Doubtful Accounts
The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for uncollectible receivables. Allowances are based on management's judgment, which considers historical collection experience, a specific review of all significant outstanding receivables, an assessment of company-specific credit conditions and general economic conditions.
The following is a summary of the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2019	2018
Beginning Balance	$(1,597)	$(1,991)
Additions	(727)	(966)
Recoveries	(481)	(225)
Write-offs	886	1,585
Ending Balance	$(1,919)	$(1,597)

Property and Equipment, net
Property and equipment is recorded at cost, net of accumulated depreciation, and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years. Assets under finance leases are recorded at their net present value at the commencement of the lease. Assets under finance leases and leasehold improvements are amortized over the shorter of the related lease terms or their useful lives. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred.
Capitalized Software
Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide services to its clients. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During the years ended December 31, 2019 and 2018 the Company capitalized $11.9 million and $9.6 million in internal-use software costs, respectively. The Company depreciated $4.8 million and $1.3 million in capitalized internal-use software costs during the years ended December 31, 2019 and 2018, respectively. No amounts were capitalized in 2017.
Certain costs incurred for implementation, setup, and other upfront activities in a hosting arrangement that is a service contract are capitalized within other non-current assets in the Consolidated Balance Sheets. Once the implementation has been completed, the capitalized amounts are amortized on a straight-line basis over the remaining noncancelable term of the hosting arrangement, including options to extend the hosting arrangement when it is reasonably certain the options will be exercised. The Company capitalized $1.0 million of implementation costs in 2019. No expenses were recognized in 2019, 2018 or 2017.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of intangible assets and goodwill involves the use of management's estimates and assumptions and can have a significant impact on future operating results. The Company initially records its intangible assets at fair value. Intangible assets with finite lives are amortized over their estimated useful lives while goodwill is not amortized but is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.
The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company initially assesses qualitative factors to determine if it is necessary to perform the goodwill impairment review. Goodwill is reviewed for impairment if, based on an assessment of the qualitative factors, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or the Company decides to bypass the qualitative assessment. The carrying value of the reporting unit is reviewed utilizing a combination of the discounted cash flow model and a market value approach. The estimated fair value of a reporting unit is determined based on assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, profitability, discount rates, volatility in the Company's market capitalization, general industry, and market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.
The Company performed an interim analysis as of June 30, 2019 and determined that goodwill was then impaired. Refer to Footnote 9, Goodwill and Intangible Assets for further information. The Company completed its annual assessment on October 1, 2019, and there was no additional impairment of goodwill at the assessment date. There were no goodwill impairment charges recognized during the years ended December 31, 2018 and 2017.
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
Although the Company believes that the carrying values of its long-lived assets are appropriately stated, changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances. The Company performed an interim analysis as of June 30, 2019, as events or changes in circumstances indicated the carrying value of certain assets may not be recoverable, and determined that the Company's strategic alliance (the "strategic alliance") with WPP plc and its affiliates ("WPP") was impaired. Refer to Footnote 9, Goodwill and Intangible Assets for further information. There were no impairment charges recognized during the years ended December 31, 2018 and 2017 or subsequent to June 30, 2019.
Accounting for Warrants
In June 2019, the Company issued warrants to CVI in connection with the private placement described above. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the warrants is determined using a Monte Carlo simulation analysis within an option pricing model. The fair value estimate is determined using an estimate for the Company's cost of debt, probability of change of control, dividend yield, risk-free rate, remaining term of the warrants and volatility. The fair values of the warrants are estimated using forward projections of stock issuances with relative certainty and estimated payments at each exercise date discounted back to the valuation date with the remaining term of the related warrants. The primary sensitivity in the valuation of each warrant liability is driven by the Common Stock price at the measurement date and the observable volatility of the Common Stock.
Equity Securities
The Company sold its remaining investment in equity securities during 2019 for gross cash proceeds of $3.8 million. Changes in the investment's fair value were reported in other income (expense), net as they occurred; therefore, the sale of this investment did not result in a gain or loss in the Consolidated Statements of Operations and Comprehensive Loss.
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

The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate, because the interest rate implicit in the Company's leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The Company's current discount rates range from 13.6% to 14.6% depending on the term of the lease.
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
Operating leases are included in operating ROU assets, current operating lease liability, and non-current operating lease liability in the Consolidated Balance Sheets. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease. Finance lease activity is included in property and equipment, net; current finance lease liabilities are aggregated into other current liabilities; and non-current finance lease obligations are aggregated in other non-current liabilities in the Company's Consolidated Balance Sheets. Finance ROU assets are amortized on a straight-line basis over their estimated useful lives.
The execution of a sublease where remaining lease payments on the head lease exceed the anticipated sublease receipts reflects an indication of impairment which suggests the carrying value of the ROU asset may not be recoverable. The Company treats operating lease ROU assets as financing transactions, thereby excluding the operating lease liability and related lease payments from the head lease, for purposes of testing recoverability. The Company compares the estimated undiscounted cash flows generated by the sublease to the current carrying value of the ROU asset. If the undiscounted cash flows are less than the carrying value of the ROU asset, the Company records an impairment loss equal to the excess of the ROU asset's carrying value over its fair value consistent with other long-lived assets.
Income from subleased properties is recognized on a straight-line basis and presented as a reduction of costs, allocated among operating expense line items, in the Company's Consolidated Statements of Operations and Comprehensive Loss. In addition to sublease rent, variable non-lease costs such as common-area maintenance and utilities are charged to subtenants over the duration of the lease for their proportionate share of these costs. These variable non-lease income receipts are recognized in operating expenses as a reduction to costs incurred by the Company in relation to the head lease.
The Company determines the nature of a sale-leaseback transaction based on the determination of whether the transaction qualifies as a sale and whether there is a transfer in the control of assets. If the transaction does not qualify as a sale, the Company recognizes the transaction as a failed sale-leaseback transaction (financing arrangement). The Company records a financing obligation, and the assets that are included in the failed sale-leaseback transaction remain on the Consolidated Balance Sheets until the end of the lease term.
Change in Accounting Policy
The Company adopted ASC 842, with an initial application date of January 1, 2019, using the modified retrospective transition method with optional transition relief, under which the Company did not restate prior comparative periods and instead recorded an adjustment to stockholders' equity as of the date of initial implementation for the cumulative impact of adoption.
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

Upon adoption, ASC 842 had an impact on the Consolidated Balance Sheets but did not have an impact on the Consolidated Statements of Operations and Comprehensive Loss. The adoption of ASC 842 impacted the Company's previously reported results as follows:

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

Foreign Currency
Generally, the functional currency of the Company's foreign subsidiaries is the local currency. In those cases where the transaction is not denominated in the functional currency, the Company revalues the transaction to the functional currency and records the translation gain or loss in the Company's Statements of Operations and Comprehensive Loss. Assets and liabilities are translated at the current exchange rate as of the end of the year, and revenues and expenses are translated at average exchange rates in effect during the year. The gain or loss resulting from the process of translating a foreign subsidiary's functional currency financial statements into U.S. Dollars ("USD") is reflected as foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive loss. The translation adjustment for intercompany foreign currency loans that are permanent in nature are also recorded as accumulated other comprehensive loss. Translation adjustments on intercompany accounts that are short term in nature are recorded as gain (loss) from foreign currency transactions. For foreign entities where USD is the functional currency, re-measurement of gains and losses related to deferred tax assets and liabilities are reflected in income tax provision in the Company's Statements of Operations and Comprehensive Loss.
Revenue Recognition
The Company applies the provisions of ASC 606, Revenue from Contracts with Customers, and all related applicable guidance. The Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The Company's contracts with customers may include multiple promised goods and services. Contracts with multiple performance obligations typically consist of a mix of subscriptions to the Company's online database, customized data services, and delivery of periodic custom reports based on information obtained from the database. In such cases, the Company identifies performance obligations by evaluating whether the promised goods and services are capable of being distinct and distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined as one performance obligation. Once the Company identifies the performance obligations, the Company will determine the transaction price based on contractually fixed amounts and an estimate of variable consideration. The Company allocates the transaction price to each performance obligation based on relative standalone selling price ("SSP"). Judgment is exercised to determine the SSP of each distinct performance obligation. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Some sources of variable consideration such as refunds, penalties, or allowances will reduce transaction price. In some instances, the Company may have non-cash consideration or elements of consideration payable to the customer, which will also be included in the transaction price. These sources of variable consideration are relatively infrequent and generally not significant. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. The Company recognizes revenue net of sales taxes remitted to government authorities. In general, transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently.
Subscription-based revenues are typically recognized on a straight-line basis over the access period, which ranges from three to thirty-six months. Revenue for validated Campaign Essentials ("vCE") and Comscore Campaign Ratings ("CCR") is recognized over time, either on a time-elapsed basis, as the Company is providing services that the customer is continuously consuming and receiving benefit from, or on an output method, such as volume of impressions processed. Activation products vary in nature, and can be recognized over time, generally on an input method time-elapsed basis, as the Company provides continuous tracking of activity. Other activation products are delivered at a point in time, based on custom attributes agreed upon by customers and the Company.
The Company's customized data services are delivered in the form of custom recurring reports or ad hoc reports. Custom report performance obligations, in general, are transferred at a point in time once the product has been delivered to the customer.
Survey products vary in nature and can be recognized at a point in time, generally on an output method report delivery basis, once the final report has been delivered to the customer. Other survey products are recognized over time, generally on a time-elapsed basis, as the Company provides access to continuous reporting on survey results through a user interface. Survey services consist of survey design with subsequent data collection, analysis and reporting.
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
Customers may have the right to cancel their contracts by providing a written notice of cancellation, although most subscription-based contracts are non-cancelable. If a customer cancels its contract, the customer is generally not entitled to a refund for prior services. In the event a portion of a contract is refundable, revenue recognition is delayed until the refund provision lapses. For multi-year contracts with annual price increases and no opt out clauses, the total consideration for each of the years included in the contract term will be combined and recognized on a straight-line basis over the term of the contract.
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
Contract Balances
Accounts receivable are billed and unbilled amounts related to the Company's rights to consideration as performance obligations are satisfied when the rights to payment become unconditional but for the passage of time.
Contract assets are included in prepaid expenses and other current assets within the Consolidated Balance Sheets. Contract assets represent the Company's right to consideration in exchange for goods or services transferred to the customer either prior to the receipt of consideration or before payment is due.
Contract payments are generally due in advance for subscription-based services or prior to delivery of custom reports. If a contract exists under ASC 606, advance payments are recorded as a contract liability or a customer advance until the performance obligations are satisfied and revenue is earned.
Contract liabilities relate to amounts billed in advance, or advance consideration received from customers, for which transfer of control of the good or service occurs at a later point in time. Customer advances relate to amounts billed in advance, or advance considerations received from customers, for contracts with termination rights for which transfer of control of the good or service occurs at a later point in time. Contract liabilities and customer advances to be recognized in the succeeding twelve-month period are classified as current and the remaining amounts are classified as non-current liabilities within the Consolidated Balance Sheets.
Transaction Price Allocated to the Remaining Performance Obligations
The Company elected an optional exemption to not disclose information about remaining performance obligations that have an original expected duration of one year or less, or where the transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation, or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance.
Costs to Obtain or Fulfill a Contract
The Company elected the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs include commission programs to compensate employees for obtaining new contracts and are included in selling and marketing expense.
Certain costs to fulfill are capitalized in relation to long-term contracts wherein the transfer of goods and services will occur at a point in time. In addition, the Company capitalizes costs to fulfill for long-term contracts that are incurred during a setup period prior to transferring control of the good or service over time. These costs include dedicated employees, subcontractors, and other third-party costs. The Company will assess capitalized costs to fulfill at each reporting period for recoverability. These costs are included in cost of revenue and are recognized in the same manner as the corresponding performance obligation.
Cost of Revenues
Cost of revenues consists primarily of costs to produce the Company's products including viewing data from MVPDs, census-based, panel and other third-party data as well as costs to operate its network infrastructure including data center, data storage and compliance costs. Other costs include amortization of capitalized fulfillment costs, employee costs including stock-based compensation, depreciation related to assets used to maintain the network and produce products and allocated overhead, including rent and depreciation expenses generated by general purpose equipment and software.
Selling and Marketing
Selling and marketing expenses consist primarily of salaries, commissions, stock-based compensation, benefits and bonuses for personnel associated with sales and marketing activities, as well as costs related to online and offline advertising, product management, seminars, promotional materials, public relations, other sales and marketing programs, and allocated overhead, including rent and other facilities related costs, and depreciation.
Research and Development
Research and development expenses consist primarily of salaries, stock-based compensation, benefits and related costs for personnel associated with research and development activities, as well as allocated overhead, including rent and other facilities related costs, and depreciation.

General and Administrative
General and administrative expenses consist primarily of salaries, stock-based compensation, benefits and related costs for executive management, finance, accounting, human capital, legal, information technology and other administrative functions, as well as professional fees and allocated overhead, including rent and other facilities related costs, depreciation and expenses incurred for other general corporate purposes.
Investigation and Audit Related
Investigation expenses are professional fees associated with legal and forensic accounting services rendered as a result of an internal Audit Committee investigation into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and employment practices prior to 2017. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of the Company's prior-year financial statements. Also included are litigation related expenses, which include legal fees associated with various lawsuits or investigations that were initiated either directly or indirectly as a result of the Audit Committee's investigation.
Other Income (Expense), Net
The following is a summary of other income (expense), net:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Change in fair value of financing derivatives	$5,100	$(14,226)	$—
Change in fair value of warrants liability	(2,411)	—	—
Change in fair value of investment in equity securities	(2,324)	1,443	—
Transition services agreement income	534	9,029	11,080
Gain on forgiveness of obligation	—	—	4,000
Other	755	2,290	125
Total other income (expense), net	$1,654	$(1,464)	$15,205

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
Debt Issuance Costs
The Company reflects debt issuance costs in the Consolidated Balance Sheets as a direct deduction from the gross amount of debt, consistent with the presentation of a debt discount. Debt issuance costs are amortized to interest expense, net over the term of the underlying debt instrument, utilizing the effective interest method.
Derivative Financial Instruments
The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
Stock-Based Compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSUs") and restricted stock awards is based on the closing price of the Company's Common Stock on the date of grant. The Company amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The determination of the fair value of the Company's stock option awards is based on a variety of factors, including, but not limited to, the Company's Common Stock price, risk-free rate, expected stock price volatility over the expected life of awards, dividend yield and actual and projected exercise behavior. Additionally, the

Company has estimated forfeitures for stock-based awards at the dates of grant based on historical experience and adjusted for future expectation. The Company performs a review of the forfeiture rate assumption at least annually or as deemed necessary if there are changes that could potentially significantly impact the future rate of forfeiture of its stock-based awards. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
The Company issues RSU awards with restrictions that lapse upon the passage of time (service vesting), achieving performance targets, fulfillment of market conditions or a combination thereof. For those RSU awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with performance conditions only, or performance and service conditions, the Company starts recognizing compensation cost over the remaining service period when it is probable the performance conditions will be met. Stock awards that contain performance vesting conditions are excluded from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
For awards with market conditions, the Company recognizes compensation cost over the remaining service period, with the effect of the market condition reflected in the calculation of the award's fair value at grant date. The Company values awards with market conditions using certain valuation techniques, such as a Monte Carlo simulation analysis. The Company determines the requisite service period based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the number of shares that would be issued based on the current market price at the end of the period being reported on, if their effect is dilutive.
Under the Company's annual incentive compensation plan, the Company may grant immediate or future vesting RSUs to certain employees. For these awards, stock-based compensation expense is recognized over the requisite service period, which generally precedes the grant date. The Company accrues stock-based compensation expense for these awards until the date of grant.
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
On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the "TCJA") was signed into law. As of December 31, 2018, the Company's accounting for the TCJA has been completed. The Company has determined the effects of certain provisions, including but not limited to: a reduction in the corporate tax rate from 35% to 21%, a limitation of the deductibility of certain officers' compensation, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse or "BEAT") on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or "GILTI"). As part of its GILTI review, the Company has determined that it will account for GILTI income as it is generated (i.e., treat it as a period expense). Given the Company's loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, these provisions have not had a material impact on the Company's financial statements.

Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. 250,000 shares of Common Stock issuable upon the exercise of warrants ("penny warrants") were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants on April 3, 2019. In periods with a reported net loss, the effect of anti-dilutive stock options, stock appreciation rights, restricted stock units, senior secured convertible notes and warrants are excluded and diluted loss per share is equal to basic loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Years Ended December 31,
	2019	2018	2017
Stock options, stock appreciation rights, restricted stock units, senior secured convertible notes and warrants	12,443,032	8,392,748	2,837,872

Comprehensive Loss
Comprehensive loss consists of net loss, foreign currency translation adjustments and the unrealized gains on investments in marketable securities.
Accounting Standards Recently Adopted
In July 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity; Derivatives and Hedging. This update was issued to address complexities in accounting for certain equity-linked financial instruments containing down round features. The amendments in ASU 2017-11 change the classification analysis of these financial instruments (or embedded features) so that equity classification is no longer precluded. The amendments in ASU 2017-11 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of the standard did not have an impact on the Consolidated Financial Statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to allow companies to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The amendments in ASU 2018-02 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted. Upon adoption of the standard, the Company did not elect to reclassify stranded tax effects to retained earnings. The adoption of the standard did not have an impact on the Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update was issued to allow companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees, with the main differences being the accounting for attribution and a contractual term election for valuing non-employee equity share options. The amendments in ASU 2018-07 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Per ASU 2018-07, this update should be applied on a modified retrospective basis via a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted only if the Company has adopted ASC 606, Revenue from Contracts with Customers. The adoption of the standard did not have an impact on the Consolidated Financial Statements.
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
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This update was issued to align the codification requirements with the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231

and 33-10442, Investment Company Reporting Modernization, as well as other miscellaneous updates, including updates to XBRL taxonomy. The adoption did not have an impact on the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by eliminating certain exemptions as well as a few other changes. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the guidance but does not believe that the adoption of this standard will have a material impact on the Consolidated Financial Statements or related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes and modifies certain disclosure requirements under Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the guidance but does not believe that the adoption of this standard will have a material impact on the Consolidated Financial Statements or related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's financial assets held at amortized cost include certificates of deposit, accounts receivable and contract assets. The Company will adopt the new standard effective January 1, 2020 and does not expect the adoption of this standard will have a material impact on the Consolidated Financial Statements or related disclosures.

3.	Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Years Ended December 31,
(In thousands)	2019	2018
By solution group:
Ratings and Planning	$271,623	$285,355
Analytics and Optimization	74,725	92,380
Movies Reporting and Analytics	42,297	41,747
Total	$388,645	$419,482
By geographical market:
United States	$336,087	$359,379
Europe	30,619	34,623
Latin America	10,326	13,179
Canada	7,046	7,882
Other	4,567	4,419
Total	$388,645	$419,482
By timing of revenue recognition:
Products and services transferred at a point in time	$93,036	$113,583
Products and services transferred over time	295,609	305,899
Total	$388,645	$419,482

Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	December 31, 2019	December 31, 2018
Accounts receivable, net	$71,853	$75,609
Current and non-current contract assets	1,035	2,438
Current and non-current contract costs	799	1,402
Current contract liability	58,158	64,189
Current customer advances	9,886	6,688
Non-current contract liability	291	508
Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liability (Current)
	Years Ended December 31,
(In thousands)	2019	2018
Revenue recognized that was included in the contract liability balance at the beginning of period	$(58,918)	$(75,162)
Cash received or amounts billed in advance and not recognized as revenue	53,881	60,040

Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2019, approximately $230 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 64% of these remaining performance obligations in 2020, and approximately 25% in 2021, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
As of December 31, 2019 and 2018, the Company had $0.8 million and $1.4 million, respectively, in capitalized contract costs. For the years ended December 31, 2019 and 2018, amortized and expensed contract costs were $1.9 million and $2.3 million, respectively.

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
The Notes mature on January 16, 2022. Based upon the determination of the Conversion Price, interest on the Notes accrued at 6.0% per year through January 30, 2019. On January 30, 2019, the interest rate reset to 12.0% through January 30, 2020. On each of January 30, 2020 and February 1, 2021, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes. The interest rate remains at 12.0% based on the January 30, 2020 reset calculation. The interest rate reset feature of the Initial Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:

•	Credit Adjusted Discount Rate: The Company estimated a market-based discount rate of 25%.

•	Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 41.3% as of the valuation date.

•	Term: Based on the time period of the Notes maturity, 4 years.

•	Risk Free Rate: Assumed to be 2.2% based on the Federal Reserve bond yield.
Based upon the modified convertible bond model utilized by management, the fair value of the interest rate reset feature was determined to be $6.4 million as of January 16, 2018 and was recognized as an issuance discount for the Initial Notes at inception.
Interest on the Initial Notes is payable on a quarterly basis in arrears beginning on April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock (the "PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the VWAP of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. On April 1, 2019, July 1, 2019 and October 1, 2019, the Company paid its quarterly accrued interest liability on the Notes for the first, second and third quarters through the issuance of 243,261, 856,289 and 2,957,579 PIK Interest Shares, respectively. The Company paid accrued interest of $6.1 million on January 2, 2020 in cash. The accrued interest was classified within accrued expenses in the Consolidated Financial Statements as of December 31, 2019.
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
The Initial Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Initial Notes for cash at a price determined in accordance with the terms of the Initial Notes (the "make-whole change of control redemption"). Management evaluated this make-whole change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Initial Notes. The make-whole change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a probability-adjusted binomial lattice model to determine the fair value of the make-whole change of control derivative, with the following key assumptions:

•	Probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.

•	Term: Based on the time period of the feature, 4 years.

•	Risk Free Rate: Assumed to be 2.2% based on the U.S. Treasury bonds on the valuation date with a term commensurate with the remaining life of the change of control derivative.
Based on the binomial lattice model, the Company determined the fair value of the make-whole redemption provision as of January 16, 2018 to be $4.4 million. The fair value was recognized as an issuance discount of the Initial Notes at inception. See "Notes Modifications" below.

The Notes contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently $40.0 million), and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its debt covenants as of December 31, 2019.
In connection with the issuance of the Initial Notes, the Company also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and were exercisable for five years from the date of issuance. The Company valued the warrants using the Black-Scholes model, with the following key assumptions:

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
On November 13, 2018, the Company and Starboard entered into an agreement whereby the applicable period for the $20.0 million minimum cash balance required to be maintained by the Company was extended until the earlier of August 9, 2019 or the date the Company filed its Form 10-Q for the quarterly period ended June 30, 2019, subject to certain limitations. The agreement also modified the provisions of the Notes and the Registration Rights Agreement between the Company and Starboard by revising the grace periods during which the Company would not be obligated to keep applicable registration statements available for use by Starboard. In connection with, and as consideration for these amendments, the Company issued to Starboard $2.0 million in additional aggregate principal amount of senior secured convertible notes, the terms of which are identical to the terms of the Initial Notes, except with regard to the date from which interest began to accrue thereon, which is November 13, 2018. In connection with this modification, the Company recorded $0.2 million in additional derivative liabilities.
Additional modifications to the Initial Notes are described under "Notes Modifications" below.
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
Based upon the option pricing model utilized, management estimated the fair value of the Notes Option as of May 17, 2018 to be $5.7 million. The loss related to the change in fair value of $1.6 million was recorded in other income (expense), net on the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the Notes Option was recognized as an issuance premium for the Option Notes at inception.
The interest rate reset feature of the Option Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:

•	Credit Adjusted Discount Rate: The Company estimated a market-based discount rate of 24%.

•	Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share.

•	Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 42.6% as of the valuation date.

•	Term: Based on the time period of the Option Notes maturity, 3.7 years.

•	Risk Free Rate: Assumed to be 2.8% based on the Federal Reserve bond yield.
Based upon the modified convertible bond model utilized by management, the fair value of the interest rate reset feature was determined to be $3.0 million as of May 17, 2018 and was recognized as an issuance discount for the Option Notes at inception.
The Option Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Option Notes for cash at a price determined in accordance with the terms of the Option Notes. Management evaluated the make-whole change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Option Notes. The make-whole change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a probability-adjusted binomial lattice model to determine the fair value of the make-whole change of control derivative, with the following key assumptions:

•	Probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.

•	Term: Based on the time period of the feature, 3.7 years.

•	Risk Free Rate: Assumed to be 2.8% based on U.S. Treasury bonds on the valuation date with a term commensurate with the remaining life of the change of control derivative.
Based on the binomial lattice model, the Company determined the fair value of the make-whole redemption provision as of May 17, 2018 to be $1.2 million. The fair value was recognized as an issuance discount of the Option Notes at inception. See "Notes Modifications" below.
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
Additional modifications to the Option Notes are described under "Notes Modifications" below.
Notes Modifications
In accordance with the amendments described above, the minimum cash balance under the Notes covenant increased to $40.0 million upon filing of the Company's quarterly report on Form 10-Q on August 6, 2019.
On November 6, 2019, the Company and Starboard entered into an additional amendment to the Notes. The terms of the Notes were amended to provide the Company with an optional redemption right, whereby, in connection with a qualifying change of control pursuant to documentation entered into no later than August 5, 2020, the Company has the right to redeem the Notes in full in cash at a price equal to the sum of (i) the aggregate outstanding principal amount of the Notes, as of the consummation of the qualifying change of control, (ii) accrued interest, (iii) any other amounts owed pursuant to the Notes, and (iv) a 20% premium on the aggregate outstanding principal amount of the Notes (the "qualifying change of control redemption"). The amendment also provided for an adjustment to the minimum cash balance required to be maintained by the Company. Upon execution of documentation providing for a qualifying change of control, the $40.0 million minimum cash balance would be reduced, on a dollar for dollar basis, for each dollar of cash interest paid to the holders of the Notes, subject to a $20.0 million minimum, until consummation of the qualifying change in control or, upon termination of the change in control, the shorter of 90 days after such termination or the consummation of a financing that enables the Company to maintain a minimum cash balance of $40.0 million. The amendment also modified the provisions of the Registration Rights Agreement between the Company and Starboard by revising the grace periods during which the Company would not be obligated to keep applicable registration statements available for use by Starboard.
Management evaluated the qualifying change of control redemption feature, described above, and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Notes. The qualifying change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a discounted cash flow model to determine the fair value of the qualifying change of control derivative, with the following key assumptions:

•	Probability: The Company utilized a range between 0% and 5% to estimate the likelihood of occurrence.

•	Term: Based on the time period of the feature, 0.7 years.

•	Credit Adjusted Discount Rate: The Company estimated a market-based discount rate of 25.0%.
Based on the discounted cash flow model, the Company determined the fair value of the qualifying change of control redemption provision as of November 6, 2019 to be $1.2 million.
In determining the amount to be recognized as an issuance discount of the Notes, the Company compared the fair value of the make-whole change of control redemption option of $2.2 million as of November 6, 2019 to the combined value of the make-whole and qualifying change of control redemption options immediately after the modification. The combined value of both redemption options after modification was $2.8 million. The difference in fair value of $0.6 million is combined with the existing unamortized discount of the Notes on the modification date and is amortized to interest expense over the remaining term of the modified debt. The Company recorded an additional $0.6 million in derivative liabilities due to this modification.
The balance of the Notes as of December 31, 2019 and 2018 was as follows:

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(14,703)	$(2,706)	$136,091
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(2,365)	(151)	47,984
Total			$204,000	$(17,068)	$(2,857)	$184,075

			As of
			December 31, 2018
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Original Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	6.0%	12.0%	$153,500	$(19,627)	$(3,724)	$130,149
Option Notes, due January 16, 2022	6.0%	8.5%	50,500	(3,096)	(211)	47,193
Total			$204,000	$(22,723)	$(3,935)	$177,342

Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes are variable. Accordingly, the accretion schedule of debt discount and the amortization schedule of debt issuance costs are updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $1.1 million in debt issuance costs and accreted $6.2 million in issuance discounts related to the total outstanding long-term debt during the year ended December 31, 2019. The Company amortized $1.0 million in debt issuance costs and accreted $4.8 million in issuance discounts related to the total outstanding long-term debt during the year ended December 31, 2018.

The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, was $172.4 million as of December 31, 2019.
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
Registration of Underlying Shares
Pursuant to the Registration Rights Agreement with Starboard, the Company filed a registration statement on Form S-1 with the SEC allowing for the resale of the shares of Common Stock underlying the Notes, potential PIK Interest Shares, and warrants. In conjunction with this registration, WPP exercised its right to have its shares of Common Stock included in the registration statement. The registration statement on Form S-1 was declared effective as of October 16, 2018. For additional information, refer to Footnote 15, Related Party Transactions.
On May 28, 2019, the Company filed a registration statement on Form S-3 with the SEC allowing for the resale of additional shares of Common Stock underlying the Notes and potential PIK Interest Shares. The previously filed registration statement on Form S-1 was amended to convert into a registration statement on Form S-3, and the amendment was declared effective as of June 24, 2019.
Issuance of Secured Term Note
On December 31, 2019 the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with the Noteholder for the Secured Term Note for aggregate gross proceeds of $13.0 million, less issuance costs of $0.5 million. The Secured Term Note, which is cash collateralized, matures on December 31, 2021 and has an annual interest rate of 9.75%. Interest is payable in arrears on the last business day of each calendar month commencing on January 31, 2020.
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of December 31, 2019.

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.2%	$13,000	$(537)	$12,463

The Company concluded that the carrying amount reported in the Consolidated Balance Sheet ($12.5 million) approximates the fair value of the Secured Term Note as of December 31, 2019.
Revolving Credit Facility
On June 1, 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of December 31, 2019, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The financing obligation is included within other current and other non-current liabilities on the Consolidated Balance Sheets, with $1.8 million classified as short-term and $1.7 million classified as long-term as of December 31, 2019.
Future minimum payments related to the financing obligations under the failed sale-leaseback transaction as of December 31, 2019 are summarized below:

(In thousands)
2020	$2,247
2021	1,422
Total	$3,669

5.	Stockholders' Equity
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
The Series B-1 Warrants were exercisable by the holders at any time prior to the six-month anniversary of the Closing Date, as adjusted pursuant to the terms of the Series B-1 Warrants. The Series B-1 Warrants provided the holders the right to purchase an aggregate of up to 2,347,418 shares of Common Stock at an exercise price equal to $8.52 and could have been exercised for cash only. The Series B-1 Warrants expired in January 2020.
The Series B-2 Warrants are exercisable by the holders at any time prior to the 12-month anniversary of the Closing Date, as adjusted pursuant to the terms of the Series B-2 Warrants. The Series B-2 Warrants provide the holders the right to purchase an aggregate of up to 1,121,076 shares of Common Stock at an exercise price equal to $8.92 and may be exercised for cash only. If all of the Series B-2 Warrants have not been exercised prior to their expiration date, the Company will have the right, subject to prior notice to the holders and certain equity, volume and other conditions, to force the exercise of any unexercised portion of the Series B-2 Warrants by such holders. Key conditions that may impact the ability of the Company to force the exercise of these warrants include a $3.96 minimum for the VWAP of the Common Stock leading up to the forced exercise date, a minimum threshold for trading volume, and the maintained effectiveness of a registration statement with the SEC. The forced exercise price for the Series B-2 Warrants, if applicable, will be 85.0% of the VWAP of the Common Stock on the date immediately preceding the expiration date of the Series B-2 Warrants.
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
The Series C Warrants are partially prepaid warrants (with a nominal remaining exercise price) that were not exercisable before September 21, 2019 and expire 90 days after the first anniversary of the Closing Date. CVI exercised the Series C Warrants on October 10, 2019. Because the VWAP of the Common Stock as of the date of exercise, discounted by 7.5%, was less than CVI's purchase price for the Initial Shares, the Company was required to issue to CVI a number of shares of Common Stock equal to (i) (x) CVI's purchase price for the Initial Shares divided by (y) 92.5% of the VWAP of the Common Stock leading up to September

21, 2019, subject to a floor of 50.0% of the price per Initial Share, less (ii) the number of Initial Shares issued to CVI on the Closing Date. As a result of this exercise, the Company issued 2,728,513 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Company's Series A Warrants was increased by 2,728,513.
The exercise prices for the Series A and Series B-2 Warrants are subject to anti-dilution adjustment in certain circumstances. In addition, if and to the extent the exercise of any warrants would, together with the issuances of the Initial Shares and the shares issued pursuant to the exercise of any other warrants, result in the issuance of 20.0% or more of the outstanding Common Stock of the Company on the Closing Date (the "Exchange Cap"), the Company intends to, in lieu of issuing such shares, settle the obligation to issue such shares in cash.
In addition, CVI will not have the right to exercise any warrants that would result in CVI beneficially owning more than 4.99% of the outstanding Common Stock after giving effect to such exercise. CVI has the right, in its discretion, to raise this threshold up to 9.99% with 60 days' notice to the Company. If any forced exercise of the Series B-2 Warrants would result in CVI beneficially owning more than 4.99% of the outstanding Common Stock, CVI will pay the applicable forced exercise price and no shares of Common Stock will be issued, but instead the aggregate number of shares of Common Stock issuable upon any exercise of the Series C Warrants will increase by an equal amount.
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
Management determined each warrant to be a freestanding financial instrument that qualifies for liability treatment as a result of the net cash settlement feature associated with the Exchange Cap provision. Each warrant is initially measured at fair value and classified as a current liability on the Consolidated Balance Sheets, with subsequent changes in fair value recorded in earnings. To determine the fair value of each warrant, management utilized a Monte Carlo simulation analysis within an option pricing model using the following key assumptions as of the Closing Date:

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
Certain estimates above represent Level 3 inputs within the fair value hierarchy. Based on the option pricing valuation model, the Company determined the fair value of the warrants as of the Closing Date to be the following:

(in thousands)	Warrants Liability
Series A Warrants	$3,862
Series B-1 Warrants (1)	328
Series B-2 Warrants	376
Series C Warrants (2)	6,232
Total	$10,798
1) Series B-1 warrants expired in January 2020. 2) Series C warrants were exercised in October 2019.

The Company recorded $1.8 million in accrued transaction costs in 2019, of which approximately $0.8 million was allocated to the warrants liability and recorded in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs of $1.0 million were recorded in additional paid-in capital in the Consolidated Balance Sheets.

The estimated fair value of the warrants as of December 31, 2019 was $7.7 million. Refer to Footnote 6, Fair Value Measurements, for further information.
2007 Equity Incentive Plan
Pursuant to a merger agreement with Rentrak Corporation, upon the closing of the transaction in 2016, the Company assumed outstanding stock options under the Rentrak Corporation Amended and Restated 2005 Stock Incentive Plan and assumed outstanding stock options, RSUs and a stock appreciation right ("SAR") under the Rentrak Corporation 2011 Incentive Plan, and such stock options, RSUs and SAR were automatically converted into stock options, RSUs and SAR, respectively, with respect to shares of Common Stock, subject to appropriate adjustments to the number of shares and the exercise price (if applicable) of each such award.
In 2017, the Company's 2007 Equity Incentive Plan (the "2007 Plan") reached the end of its ten-year term and expired.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting. Under the 2018 Plan, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 10,650,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. Additionally, if, after December 31, 2017, any shares of Common Stock subject to an award granted under the 2007 Plan are forfeited, or an award granted under the 2007 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, be available for awards under the 2018 Plan at a rate of one share for every one share subject to such award. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for issuance under the 2018 Plan as of December 31, 2019 is 1,871,778.
Stock Options
During the year ended December 31, 2019, the Company's Compensation Committee approved and awarded 925,000 stock options under the 2018 Plan to employees and consultants of the Company. The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

Dividend yield	0.0%
Expected volatility	44.5%	-	52.9%
Risk-free interest rate	1.3%	-	2.7%
Expected life of options (in years)	5.21	-	10.00

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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding.

A summary of the options granted, exercised and expired during the years ended December 31, 2017, 2018 and 2019 is presented below:

	Number of shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2016	3,445,512	$30.65
Options expired	(1,260)	20.24
Options outstanding as of December 31, 2017	3,444,252	30.65
Options exercised (1)	(347,752)	15.45
Options expired	(2,050,587)	39.74
Options outstanding as of December 31, 2018	1,045,913	17.89
Options granted	925,000	5.64
Options exercised	(68,259)	17.44
Options forfeited	(363,687)	15.15
Options outstanding as of December 31, 2019	1,538,967	$11.27
Options exercisable as of December 31, 2019	765,217	$17.04
(1) Includes 125,523 options withheld to pay the exercise price for certain exercises during the year ended December 31, 2018.
The following table summarizes information about options outstanding as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.88 - 5.38	635,000	$3.57	9.84	81,250	$2.57	9.70
$10.00 - $19.31	638,385	12.98	5.38	418,385	14.42	3.26
$20.11 - $25.86	259,525	25.22	1.15	259,525	25.22	1.15
$40.80	6,057	40.80	4.62	6,057	40.80	4.62
	1,538,967	$11.27	6.51	765,217	$17.04	3.24

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. There were 68,259 and 347,752 options exercised during the years ended December 31, 2019 and 2018, respectively. There were no options exercised during 2017. The aggregate intrinsic value for all options exercisable was $0.2 million, $1.5 million, and $17.2 million under the Company's stock plans as of December 31, 2019, 2018, and 2017 respectively. The aggregate intrinsic value for all options outstanding was $0.9 million, $0.7 million, and $17.2 million under the Company's stock plans as of December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the total unrecognized compensation expense related to outstanding options is $1.9 million. There was no unrecognized compensation expense related to outstanding options as of December 31, 2018 and 2017.
Stock Appreciation Rights ("SAR")
The Company assumed an as-converted SAR with respect to 86,250 shares of Common Stock originally granted pursuant to the terms of Rentrak Corporation 2005 Stock Incentive Plan at an as-converted base price of $12.61 per share. The SAR expired unexercised on June 15, 2019.

Stock Awards
The Company's outstanding stock awards are comprised of RSUs, including both time-based and performance-based RSUs.
A summary of the stock awards granted, vested and forfeited during the years ended December 31, 2017, 2018 and 2019 is presented as follows. RSU awards with undelivered shares are classified as unvested until the date of delivery of the shares.

Unvested Stock Awards	Restricted Stock Awards	Restricted Stock Units	Number of Shares Underlying Awards	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2016	3,748	1,042,385	1,046,133	$37.16
Vested	(1,623)	(185,754)	(187,377)	36.45
Forfeited	—	(76,719)	(76,719)	38.48
Unvested as of December 31, 2017	2,125	779,912	782,037	$37.22
Granted	—	2,872,408	2,872,408	22.53
Vested	(2,125)	(2,077,253)	(2,079,378)	27.55
Forfeited	—	(108,932)	(108,932)	29.50
Unvested as of December 31, 2018	—	1,466,135	1,466,135	$22.62
Granted	—	2,578,866	2,578,866	7.56
Vested	—	(854,998)	(854,998)	23.96
Forfeited	—	(529,767)	(529,767)	18.47
Unvested as of December 31, 2019	—	2,660,236	2,660,236	$8.42

The aggregate intrinsic value for all unvested RSUs outstanding was $12.1 million, $21.3 million, and $22.0 million as of December 31, 2019, 2018, and 2017, respectively.
During the year ended December 31, 2019, the Company's Compensation Committee approved and awarded 1,603,866 time-based RSUs (of which 206,108 RSUs related to the settlement of an accrued 2018 annual incentive plan liability) and 975,000 market-based RSUs, which were valued using a Monte Carlo simulation analysis, to employees, directors and consultants of the Company. The Monte Carlo simulation analysis uses key assumptions including the performance period, grant date stock price, performance-based vesting hurdles and achievement requirements. Of the time-based RSUs, 581,491 shares vested immediately upon grant. The remaining time-based RSUs generally vest after one to three years contingent on continued service. The market-based RSUs vest over up to ten years based on the achievement of certain stock price hurdles.
As of December 31, 2019, total unrecognized compensation expense related to unvested RSUs was $13.7 million, which the Company expects to recognize over a weighted-average vesting period of approximately 5.06 years. The estimated forfeiture rate as of December 31, 2017, 2018, and 2019 was 10.0%. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes in stock-based compensation expense in the future.
During 2018, the Company's Compensation Committee approved and awarded 2,612,457 time-based RSUs, 191,800 performance-based RSUs, and 68,151 market-based RSUs under the 2018 Plan to employees, directors and consultants of the Company. Of the time-based RSUs, 1,493,288 vested immediately upon grant, including 165,086 shares related to the compensation of the Company's former CEO as part of his retirement and transition services agreement. The remaining time-based RSUs generally vest after three to four years contingent on continued service, and performance-based RSUs generally vest after three years based on achievement of pre-established revenue and adjusted earnings before interest income, interest expense, income taxes, depreciation and amortization (Adjusted EBITDA) goals. Market-based awards generally vest after three years based on the attainment of certain stock price hurdles.
Preferred Stock
The Company has 5,000,000 shares of $0.001 par value preferred stock authorized; no shares have been issued or were outstanding as of December 31, 2019 and 2018.

6.	Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	December 31, 2019				December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$24,327	$—	$—	$24,327	$6,037	$—	$—	$6,037
Certificates of deposit (2)	—	1,009	—	1,009	—	986	—	986
Investment in equity securities	—	—	—	—	6,100	—	—	6,100
Total	$24,327	$1,009	$—	$25,336	$12,137	$986	$—	$13,123
Liabilities:
Financing derivatives: no hedging designation (3)
Interest rate reset	$—	$—	$18,800	$18,800	$—	$—	$23,300	$23,300
Make-whole change of control	—	—	1,600	1,600	—	—	2,800	2,800
Qualifying change of control	—	—	1,187	1,187	—	—	—	—
Warrants Issued: (4)
Series A	—	—	7,508	7,508	—	—	—	—
Series B-2	—	—	217	217	—	—	—	—
Total	$—	$—	$29,312	$29,312	$—	$—	$26,100	$26,100
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. Dollar-denominated money market instruments with maturities less than three months.
(2) The Company’s certificates of deposit are recorded at their face value which approximates their fair value.
(3) The fair values of the financing derivatives are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements.
(4) The fair values of the warrant liabilities are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. The fair value of the Series B-1 warrants was estimated as negligible as of December 31, 2019. The Series B-1 warrants expired without exercise on January 29, 2020.
The Company did not have any transfers between fair value measurement levels during the periods presented. There were no changes to the Company's valuation methodologies during the years ended December 31, 2018 or 2019.
The following tables present the changes in the Company's recurring Level 3 fair value measurements for the financing derivatives for the years ended December 31, 2019 and 2018:

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2017	$—
Issuances	17,574
Total losses included in other income (expense), net (1)	14,226
Settlement (2)	(5,700)
Balance as of December 31, 2018	26,100
Issuances	587
Total gain included in other income (expense), net (3)	(5,100)
Balance as of December 31, 2019	$21,587
(1) Represents change in fair value of interest rate reset derivative liability $13.6 million loss, Notes Option derivative liability $3.3 million loss, and change of control derivative liability of $2.7 million gain. All changes in fair value were recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
(2) Represents settlement of the Notes Option derivative liability through the issuance of the Option Notes on May 17, 2018. The derivative was net settled with the Option Notes and recorded as an issuance premium. Refer to Footnote 4, Long-term Debt, for further information.
(3) Represents $4.5 million gain due to change in fair value of interest rate reset derivative liability and $0.6 million gain due to change in fair value of the make-whole redemption derivative liability. All gains were recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
The following tables present the changes in the Company's recurring Level 3 fair value measurements for the warrants liability for the year ended December 31, 2019:

(In thousands)	Warrants Liability
Balance as of December 31, 2018	$—
Issuance of warrants liability	10,798
Settlement	(5,484)
Total losses included in other income (expense), net (1)	2,411
Balance as of December 31, 2019	$7,725
(1) Represents $3.6 million loss due to change in fair value of the Series A Warrants, $0.3 million gain due to change in fair value of the Series B-1 Warrants, $0.2 million gain due to change in fair value of the Series B-2 Warrants, and $0.7 million gain due to change in fair value of Series C Warrants. All gains and losses were recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
The following table displays valuation techniques and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities measured at fair value as of December 31, 2019 and 2018:

	Fair value measurements
	Significant valuation technique	Significant valuation inputs	December 31, 2019	December 31, 2018
Interest rate reset derivative liability	Discounted cash flow	Discount rate	25.0%	25.0%
		Stock price	$4.94	$14.43
		Volatility	74.1%	43.9%
		Term	2.04 years	3.04 years
		Risk-free rate	1.6%	2.5%

Make-whole change of control redemption derivative liability	Option pricing model	Change of control probability	5.0 - 10.0%	0.0 - 10.0%
		Term	2.04 years	3.04 years
		Risk-free rate	1.6%	2.5%

Qualifying change of control redemption derivative liability	Discounted cash flow	Change of control probability	5.0%
		Term	0.60 years
		Discount rate	25.0%

Warrants liability(1)	Option pricing model	Stock price	$4.94
		Volatility	65.0%
		Term	0.59 - 4.49 years
		Change of control probability	5.0 - 10.0%
		Risk-free rate	1.6 - 1.7%
		Cost of debt	14.7 - 16.0%
(1) Warrants liability includes Series A and Series B-2.
The fair values of the Company's financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivative. The primary sensitivity in the interest rate reset derivative liability is driven by the discount rate used to determine the present value of the instrument, the Common Stock price at the measurement date and the observable volatility of the Common Stock. The primary sensitivity for the make-whole and qualifying change of control redemption derivative liabilities is driven by the probability of the change of control.
The fair values of the Company's warrants liability are estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date at rates commensurate with the remaining term of the related warrants. The primary sensitivity in the valuation of each warrant liability is driven by the Common Stock price at the measurement date and the observable volatility of the Common Stock.

7.	Property and Equipment

	As of	As of
	December 31,	December 31,
(In thousands)	2019 (1)	2018
Computer equipment (including capital leases of $7,859 in 2018)	$103,604	$107,405
Capitalized internal-use software	21,534	9,608
Leasehold improvements	18,453	16,430
Computer software (including software license arrangements of $936 in 2019, and capital leases of $684 in 2018)(2)	8,956	8,709
Finance leases	5,442	—
Office equipment, furniture, and other (including capital leases of $925 in 2018)	5,619	5,802
Total property and equipment	163,608	147,954
Less: accumulated depreciation and amortization (including software license arrangements of $400 in 2019, and capital leases of $5,685 in 2018)	(131,915)	(120,615)
Total property and equipment, net	$31,693	$27,339

(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, property and equipment for the year ended December 31, 2018 may not be comparable to the year ended December 31, 2019 due to the adoption of ASC 842, Leases, as of January 1, 2019.
(2) In 2019, the Company reclassified any software licenses categorized as a capital lease in 2018 to software license arrangements.
For the years ended December 31, 2019, 2018, and 2017, depreciation expense was $12.8 million, $17.3 million, and $23.3 million respectively. In addition, amortization expense from finance leases was $2.4 million for the year ended December 31, 2019.

8.	Leases
The Company has operating leases for real estate and finance leases for computer equipment and automobiles. These leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. As of December 31, 2019, the weighted average remaining lease term for the Company's finance leases and operating leases was 2.42 years and 6.47 years, respectively. As of December 31, 2019, the weighted average discount rate for the Company's finance leases and operating leases was 14.6% and 13.6%, respectively.
The components of lease cost were as follows:

		Year Ended
(In thousands)		December 31, 2019
Finance lease cost
Amortization of right-of-use assets (1)		$2,413
Interest on lease liabilities		518
Total finance lease cost		$2,931

Operating lease cost (1)
Fixed lease cost		$12,556
Short-term lease cost		830
Variable lease cost		1,986
Sublease income		(1,857)
Total operating lease cost		$13,515

(1) The lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:
	Year Ended December 31, 2019
(In thousands)	Amortization of Right-of-Use Assets	Operating Lease Cost
Cost of revenues	$1,771	$3,885
Selling and marketing	258	4,192
Research and development	253	2,595
General and administrative	131	2,843
	$2,413	$13,515
Other information related to leases was as follows:

Year Ended
(In thousands)	December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$471
Operating cash flows from operating leases	15,546
Financing cash flows from finance leases	2,535
Right-of-use assets obtained in exchange for lease obligations:
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,049
Right-of-use assets obtained in exchange for new operating lease liabilities	397

Maturities of operating and finance lease liabilities as of December 31, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
2020	$12,739	$2,161
2021	12,016	1,911
2022	9,091	872
2023	9,731	22
2024	8,758	—
Thereafter	22,724	—
Total lease payments	75,059	4,966
Less: imputed interest	(25,798)	(716)
Total lease liabilities	49,261	4,250
Less: current lease liabilities	(6,764)	(1,720)
Total non-current lease liabilities	$42,497	$2,530

As of December 31, 2019, the Company subleases six real estate properties. One sublease has a noncancelable term of less than one year. One sublease is for a noncancelable term of 36 months commencing in the first quarter of 2020. The Company expects to receive fixed lease payments in the amount of $1.5 million over the 36-month term.
The remaining four subleases are noncancelable and have remaining lease terms of one year to seven years. None of the four subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from these four subleases with a term greater than one year that have commenced as of December 31, 2019 were as follows:

(In thousands)	Sublease Receipts
2020	$1,681
2021	1,599
2022	1,566
2023	1,145
2024	794
Thereafter	2,053
Total expected sublease receipts	$8,838

Disclosures Related to Periods Prior to Adoption of ASC 842
Capital Leases
Future minimum payments under capital leases with initial terms of one year or more as of December 31, 2018 were as follows:

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

Operating Leases
Future minimum lease commitments and sublease receipts under non-cancelable lease agreements with initial terms of one year or more in effect as of December 31, 2018 were as follows:

(In thousands)	Operating Lease Commitment	Sublease Receipts
2019	$14,780	$1,385
2020	13,027	1,693
2021	12,259	1,597
2022	9,322	1,551
2023	9,722	1,145
Thereafter	31,475	2,905
Total minimum lease payments	$90,585	$10,276

9.	Goodwill and Intangible Assets
In 2019, the Company concluded it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the sustained decline in the Company's stock price and market capitalization, changes in management, and lower revenue, among other factors. Accordingly, the Company performed a quantitative goodwill impairment test as of June 30, 2019, relying in part on the work of an independent valuation firm engaged by the Company to provide inputs as to the fair value of the reporting unit and to assist in the related calculations and analysis.
The fair value of the reporting unit was determined using a combination of the discounted cash flow model and market value approach. The Company's reporting unit failed the goodwill impairment test; and as a result, the Company recorded a $224.3 million impairment charge.
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2017	$642,424
Translation adjustments	(1,233)
Balance as of December 31, 2018	$641,191
Translation adjustments	(501)
Impairment charge	$(224,272)
Balance as of December 31, 2019
Goodwill	$640,690
Accumulated Impairment	(224,272)
Total	$416,418

In addition, the Company recorded a $17.3 million impairment charge related to its strategic alliance intangible asset during 2019. Changes in the Company's projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the second quarter, resulted in a change in the Company's long-term view of the viability of the intangible asset. As such, the Company's assessment yielded that the benefit of the strategic alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million.

The carrying values of the Company’s amortizable acquired intangible assets are as follows:

	As of				As of
	December 31, 2019				December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired methodologies/technology	$148,386	$(86,771)	$—	$61,615	$148,374	$(66,690)	$81,684
Customer relationships	40,143	(25,864)	—	14,279	40,127	(20,338)	19,789
Intellectual property	14,372	(12,346)	—	2,026	14,366	(11,905)	2,461
Acquired software	9,287	(7,928)	—	1,359	9,287	(5,531)	3,756
Trade names	768	(691)	—	77	775	(636)	139
Strategic alliance	30,100	(12,792)	(17,308)	—	30,100	(11,288)	18,812
Panel	3,123	(3,123)	—	—	3,107	(3,107)	—
Other	600	(397)	—	203	600	(296)	304
Total intangible assets	$246,779	$(149,912)	$(17,308)	$79,559	$246,736	$(119,791)	$126,945

Amortization expense related to intangible assets was $30.1 million, $32.9 million, and $34.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. There were no impairment charges recognized during the years ended December 31, 2018 and 2017.
The weighted-average remaining amortization period by major asset class as of December 31, 2019 is as follows:

(In years)
Intellectual property	4.7
Customer relationships	2.6
Acquired methodologies/technology	2.4
Trade names	1.2
Acquired software	0.9
Other	1.3

The estimated future amortization of intangible assets is as follows:

(In thousands)
2020	$27,221
2021	25,038
2022	24,567
2023	2,445
2024	288
Total	$79,559

10.	Accrued Expenses

	As of	As of
	December 31,	December 31,
(In thousands)	2019	2018
Accrued data costs	19,593	14,617
Payroll and payroll-related	$15,412	$18,972
Accrued interest on senior secured convertible notes	6,120	3,046
Professional fees	4,118	8,477
Restructuring accrual	992	5,479
Other	9,272	7,549
Total accrued expenses	$55,507	$58,140

11.	Commitments and Contingencies
Contingencies
The Company is involved in various legal proceedings from time to time. The Company establishes reserves for specific legal proceedings when management determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. The Company has also identified certain other legal matters where an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. In these cases, the Company does not establish a reserve until it can reasonably estimate the loss. Legal fees are expensed as incurred. The outcomes of legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period.
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children's Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys' fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California's constitutional right to privacy and intrusion upon seclusion law, New York's deceptive trade practices statute, and Massachusetts' deceptive trade practices and right to privacy statutes. The complaints alleged damages in excess of $5.0 million, with any award to be apportioned among the defendants. On February 26, 2020, the Company and Full Circle reached an agreement with the plaintiffs to settle the complaints in full, with no admission of liability, in return for injunctive relief and payment of the plaintiffs' attorneys fees, to be covered by the Company's insurance.
Securities Class Action Litigation
On April 10, 2019, Sergii Bratusov, a purported shareholder of the Company, filed a putative class action complaint against the Company. The case, captioned Bratusov v. comScore, Inc., et al., Case No. 19 Civ. 03210, was filed in the U.S. District Court for the Southern District of New York and also names the Company's Chief Financial Officer, Gregory Fink, and the Company's former Chief Executive Officer, Bryan Wiener, as defendants. The complaint, which was amended on September 30, 2019, purports to bring claims on behalf of all persons and entities that acquired securities of the Company between February 28, 2019 and August 7, 2019 and alleges that the Company, Mr. Wiener, and Mr. Fink violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose in public statements in February and March 2019 material information concerning a disagreement relating to the Company's business strategy. The complaint also alleges that Mr. Wiener and Mr. Fink, acting as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the Company's alleged failure to disclose material information. The complaint seeks a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action. The defendants deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of December 31, 2019.
SEC Settlement
On September 24, 2019, the Company announced a settlement with the SEC, resolving a previously disclosed investigation into financial accounting and disclosure practices between February 2014 and February 2016. The findings reached by the SEC related to revenue recognition and disclosure practices in 2014-2016, including contravention of civil antifraud and books and records provisions. The conduct occurred under prior management, including the Company's former Chief Executive Officer, Serge Matta. In agreeing to the terms of the settlement, which included a civil monetary penalty of $5.0 million and a cease-and-desist order (dated September 24, 2019) under Section 8A of the Securities Act of 1933 and Section 21C of the Exchange Act, the Company neither admitted nor denied the SEC's allegations. A separate proceeding against Mr. Matta was announced by the SEC, pursuant to which Mr. Matta agreed to pay a clawback to the Company of $2.1 million.
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

Mr. Matta's $2.1 million clawback was paid to the Company in September 2019. The Company's first payment to the SEC (of the same amount, $2.1 million) was made in October 2019, to be followed by three equal payments of the remaining penalty amount plus post-judgment interest due 120, 240, and 360 days after the entry of the SEC's order.
Export Controls Review
In March 2018, the Company became aware of possible violations of U.S. export controls and economic sanctions laws and regulations involving the Company. The circumstances giving rise to these possible violations pertained to the Company's collection of survey data from panelists within U.S. embargoed countries, as a part of the Company's larger global survey efforts not intentionally targeted at such countries. The Company filed a joint initial notice of voluntary disclosure with the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") and the U.S. Commerce Department’s Bureau of Industry and Security ("BIS") and commenced an internal review to identify the causes and scope of transactions that could constitute violations of the OFAC and BIS regulations. On May 31, 2018, the Company filed a final voluntary disclosure with OFAC and BIS. On September 10, 2018, the Company was notified that BIS did not find a violation of export regulations and closed the matter. On September 13, 2019, OFAC issued a letter stating that although potential violations may have occurred, OFAC had decided not to pursue a civil monetary penalty or take other enforcement action. The letter represented a final enforcement response from OFAC. In its letter, OFAC noted that the Company had taken a number of remedial compliance measures and detailed the compliance measures taken.
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

12.	Income Taxes
The components of loss before income tax benefit (provision) are as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Domestic	$(316,479)	$(140,298)	$(258,735)
Foreign	(23,524)	(15,264)	(25,375)
Total	$(340,003)	$(155,562)	$(284,110)

Income tax (benefit) provision is as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$—	$—	$(850)
State	(42)	(119)	(155)
Foreign	2,762	1,806	1,491
Total	$2,720	$1,687	$486
Deferred:
Federal	$(1,189)	$898	$(5,216)
State	(3,992)	1,060	1,120
Foreign	1,454	61	893
Total	$(3,727)	$2,019	$(3,203)
Income tax (benefit) provision	$(1,007)	$3,706	$(2,717)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
State taxes	1.1%	(2.8)%	(0.3)%
Nondeductible items	(0.7)%	(0.5)%	0.7%
Nondeductible interest and derivatives	(1.5)%	(4.0)%	—%
Foreign rate differences	(1.8)%	(2.2)%	(3.7)%
Change in statutory tax rates	—%	—%	1.4%
Change in valuation allowance	(5.3)%	(5.4)%	(30.8)%
Stock compensation	(1.2)%	(5.6)%	(0.1)%
Executive compensation	(0.1)%	(0.3)%	—%
Goodwill impairment	(10.7)%	—%	—%
Subscription receivable	—%	(1.2)%	(1.3)%
Other adjustments	(0.5)%	(1.0)%	(0.1)%
Uncertain tax positions	—%	(0.4)%	0.2%
Effective tax rate	0.3%	(2.4)%	1.0%

Income Tax Benefit (Provision)
The Company recognized an income tax benefit of $1.0 million during the year ended December 31, 2019, which is comprised of current tax expense of $2.7 million primarily related to foreign taxes and a deferred tax benefit of $3.7 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included within the total tax benefit is income tax expense of $17.3 million related to the increase in valuation allowance recorded against the Company's deferred tax assets to offset the tax benefit of the Company's operating losses in the U.S. and certain foreign jurisdictions. Also included in the total tax benefit are income tax adjustments of $58.6 million related to the impairment of goodwill and $15.2 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses.

These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
The Company recognized an income tax expense of $3.7 million during the year ended December 31, 2018, which is comprised of current tax expense of $1.7 million primarily related to foreign taxes and a deferred tax expense of $2.0 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included within the total tax expense is an income tax expense of $19.0 million related to the increase in valuation allowance recorded against the Company's deferred tax assets to offset the tax benefit of the Company's operating losses in the U.S. and certain foreign jurisdictions. An income tax adjustment of $19.7 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
The Company recognized an income tax benefit of $2.7 million during the year ended December 31, 2017, which is comprised of current tax expense of $0.5 million primarily related to foreign taxes and a deferred tax benefit of $3.2 million related to temporary differences between the tax treatment and GAAP accounting treatment for certain items. Included within the total tax benefit is an income tax benefit of $8.3 million related to the impact of the TCJA provisions on the Company's U.S. deferred taxes, including the reduction in the corporate tax rate from 35% to 21% and a change in the Company's valuation allowance assessment. Also included is income tax expense of $126.1 million related to the increase in valuation allowance recorded against the Company's deferred tax assets to offset the tax benefit of the Company's operating losses in the U.S. and certain foreign jurisdictions. An income tax adjustment of $2.5 million has also been included for permanent differences in the book and tax treatment of certain stock-based compensation, meals and entertainment and other nondeductible expenses. These tax adjustments, along with having book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of
	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$212,253	$199,959
Deferred compensation	8,146	13,684
Tax credits	2,945	6,171
Deferred rent	—	3,976
Deferred revenues	5,095	2,764
Property and equipment	—	1,788
Goodwill	2,462	—
Tax contingencies	1,127	1,422
Accrued salaries and benefits	2,406	2,200
Capital leases	16,772	444
Allowance for doubtful accounts	453	334
Capital loss carryforwards	266	266
Litigation settlement	225	1,197
Other	2,409	1,105
Gross deferred tax assets	254,559	235,310
Valuation allowance	(219,607)	(200,366)
Net deferred tax assets	$34,952	$34,944
Deferred tax liabilities:
Intangible assets	$(15,202)	$(23,886)
Goodwill	—	(9,987)
Lease asset	(11,219)	—
Property and equipment	(5,134)	—
Subpart F income recapture	(1,224)	(1,404)
Outside basis difference	—	(152)
Other	(86)	(1,051)
Total deferred tax liabilities	(32,865)	(36,480)
Net deferred tax asset (liability)	$2,087	$(1,536)

Tax Valuation Allowance
As of December 31, 2019, and 2018, the Company had a valuation allowance of $219.6 million and $200.4 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company's U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2019 is primarily related to operating losses incurred during the year. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.

A summary of the deferred tax asset valuation allowance is as follows:

	As of
	December 31,
(In thousands)	2019	2018
Beginning Balance	$200,366	$181,334
Additions	19,832	19,356
Reductions	(591)	(324)
Ending Balance	$219,607	$200,366

Net Operating Loss and Credit Carryforwards
As of December 31, 2019, the Company had federal and state net operating loss carryforwards for tax purposes of $639.9 million and $1,391.3 million, respectively. These net operating loss carryforwards begin to expire in 2022 for federal income tax purposes and are expiring annually for state income tax purposes. The federal and certain state net operating losses generated after December 31, 2017 will have an indefinite carryforward period as a result of the TCJA. As of December 31, 2019, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $5.1 million, which will begin to expire in 2024.
As of December 31, 2019, the Company had research and development credit carryforwards of $3.2 million which begin to expire in 2025.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. A significant portion of the Company's net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to foreign tax or state tax requirements.
Foreign Undistributed Earnings
As of December 31, 2019, the Company has certain foreign subsidiaries with accumulated undistributed earnings. The TCJA allows for a dividend received deduction resulting in no material U.S. federal income tax upon repatriation of these earnings. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations and therefore has not accrued any foreign withholding taxes or state income taxes.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $1.6 million as of both December 31, 2019 and 2018. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $2.3 million, $2.5 million and $2.4 million as of December 31, 2019, 2018 and 2017, respectively, and include the federal tax benefit of state deductions. The Company anticipates that $0.4 million of unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.
Changes in the Company's unrecognized income tax benefits are as follows:

	As of December 31,
(In thousands)	2019	2018	2017
Beginning balance	$2,560	$2,508	$3,608
Increase related to tax positions of prior years	14	167	81
Increase related to tax positions of the current year	53	90	88
Decrease related to tax positions of prior years	(84)	(106)	(1,064)
Decrease due to lapse in statutes of limitations	(143)	(99)	(205)
Ending balance	$2,400	$2,560	$2,508

The Company recognizes interest and penalties related to income tax matters in income tax expense. As of both December 31, 2019 and 2018, accrued interest and penalties on unrecognized tax benefits were $0.7 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2016 or state and local tax examinations by tax authorities for years prior to 2015. Tax attribute carryforwards may still be adjusted upon examination by tax authorities.

13.	Employee Benefit Plans
The Company has a 401(k) plan for the benefit of all U.S. employees who meet certain eligibility requirements. This plan covers substantially all of the Company's full-time U.S. employees. The Company contributed $1.1 million, $1.2 million and $1.3 million to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017, respectively.

14.	Geographic Information
The Company attributes revenues to customers based on the location of the customer. The composition of the Company's sales to customers between those in the United States and those in other locations is as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017 (1)
United States	$336,087	$359,379	$332,344
Europe	30,619	34,623	43,218
Latin America	10,326	13,179	13,460
Canada	7,046	7,882	9,273
Other	4,567	4,419	5,254
Total revenues	$388,645	$419,482	$403,549

(1) As discussed in Footnote 2, Summary of Significant Accounting Policies, of the 2018 10-K, revenue for 2017 is not comparable to 2019 and 2018 due to the adoption of ASC 606 on January 1, 2018.
The composition of the Company's property and equipment, net between those in the United States and those in other locations as of the end of each year are as follows:

	As of December 31,
(In thousands)	2019	2018
United States	$30,556	$25,456
Europe	841	1,415
Latin America	251	365
Other	45	103
Total	$31,693	$27,339

Of the Company's long-lived intangible assets, net, $79.5 million and $107.9 million were generated by or located in the United States for the years ended December 31, 2019 and 2018, respectively. The Company also had $0.1 million and $19.0 million of long-lived intangible assets, net generated by or located in Europe for the years ended December 31, 2019 and 2018, respectively.

15.	Related Party Transactions

Transactions with WPP
As of December 31, 2019 (based on public filings), WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 16.2% ownership in the Company. On July 19, 2018, the Company filed a registration statement on Form S-1 with the SEC for the purpose of registering the shares of Common Stock owned by WPP in order to fulfill the Company's contractual obligations under a stockholders' rights agreement entered into by the Company and WPP in 2015. Refer to Footnote 4, Long-term Debt for more information. The Company provides WPP, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts. In early 2015, there were a series of business and asset acquisitions and sales and issuances of Common Stock between the Company and WPP (giving rise to the stockholders' rights agreement described above) as well as a Subscription Receivable agreement that the Company entered into with GroupM, a WPP subsidiary.

In 2015, the Company and GroupM entered into an agreement in which GroupM agreed to a minimum commitment to purchase $20.9 million of the Company's products over five years, which was recorded as Subscription Receivable as contra equity within additional paid-in capital on the Consolidated Statements of Stockholders' Equity. In December 2017, the Company signed an amendment with GroupM in which GroupM agreed to purchase additional subscription services for $17.8 million over three years, which was offset by the $3.7 million Subscription Receivable that remained as of December 31, 2017. Upon fully utilizing the Subscription Receivable in September 2018, the Company began recognizing revenue under the amendment as the Company delivered products and services under the agreement. Total revenue recognized was $6.0 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.
In January 2016, as part of the Company's merger with Rentrak Corporation ("Rentrak"), the Company acquired two contracts with net present value of $14.5 million with WPP wholly-owned subsidiaries which were reflected as Subscription Receivable. The Company recorded the Subscription Receivable as contra equity within additional paid-in capital on the Consolidated Statements of Stockholders' Equity. As cash was received on the Subscription Receivable, additional paid-in capital was increased by the amount of cash received and the Company recognized imputed interest income. Effective August 31, 2018, the Company terminated one legacy Rentrak agreement which was originally reflected in Subscription Receivable and concurrently signed a new arrangement for $7.4 million for various subscription services over a three-year period. As of December 31, 2019, the balance of the Subscription Receivable is zero. The Company recorded $2.3 million and $0.8 million in revenues in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018, respectively.
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program (the "Program") to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households. The agreement provides that the Company makes payments to Lightspeed of approximately $5.0 million per year through 2020. The Program is designed to be a comprehensive data collection effort across multiple in-home devices (e.g., television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) monitored via the installation of household internet routers ("Meters") in panelist households. The Meters collect and send the data back to the Company for use in its Total Home Panel product. Under the terms of the Program, Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
The Company's results from transactions with WPP and its affiliates, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Revenues (1)	$15,858	$11,610	$13,181

Cost of revenues	10,455	11,077	12,956
Selling and marketing	20	158	157
Research and development	—	111	119
General and administrative	539	99	115

Interest income	—	343	672
(1) The Company entered into certain agreements with WPP and its affiliates that were not characterized as revenue arrangements under GAAP. Accordingly, despite cash being received by the Company under these agreements, no revenue was recognized during the year ended December 31, 2018 other than imputed interest income on the net present value of anticipated future cash payments from WPP.

The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2019	2018
Assets
Accounts receivable, net	$2,542	$3,353
Prepaid expenses and other current assets	1,180	429
Liabilities
Accounts payable	$2,510	$1,833
Accrued expenses	716	1,384
Contract liability	1,361	1,945
Other non-current liabilities	—	251

Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than five percent of the Company's outstanding Common Stock. Refer to Footnote 4, Long-term Debt, for further information regarding these agreements and the Company's issuance of senior secured convertible notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than five percent of the Company's outstanding Common Stock on January 16, 2018.
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
Included in the Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense related to Starboard of $30.8 million and $16.4 million during the years ended December 31, 2019 and 2018, respectively.
The Company has the following balances related to transactions with Starboard, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2019	2018
Accrued expenses	$6,120	$3,046
Financing derivatives	21,587	26,100
Senior secured convertible notes	184,075	177,342

16.	Organizational Restructuring
In December 2017, the Company implemented a reduction in force plan ("2017 Restructuring Plan") that resulted in the termination of approximately 10% of its workforce. The reduction in force was implemented following management's determination to reduce its staffing levels and exit certain geographic regions, in order to enable the Company to decrease its global costs and more effectively align resources to business priorities. Total restructuring expense recognized for the 2017 Restructuring Plan was $11.8 million and this plan was complete as of December 31, 2018.
In June and December 2018, the Company's Board of Directors authorized management to implement additional reductions in its workforce (less than 10%) and rationalize its portfolio of leased properties due to the reductions in headcount ("2018 Restructuring Plans"). This additional restructuring effort resulted in the termination of one operating lease, the extension of the lease related to the Company's headquarters, and the sublease of three offices. In connection with the 2018 Restructuring Plans, the Company incurred total exit-related costs of $8.1 million. $10.3 million was recorded in 2018, and $2.2 million was reversed in 2019 related to an employee who ultimately did not exit the Company. These plans were complete as of December 31, 2019.
In May 2019, the Company implemented an additional reduction in force plan ("May 2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. Together with attrition, the May 2019 Restructuring Plan resulted in the termination of approximately 10% of the Company's workforce. In connection with the May 2019 Restructuring Plan, the Company incurred total exit-related costs of $3.1 million during the year ended December 31, 2019. The Company does not expect to incur any future expenses related to this plan.

In August 2019, the Company implemented a further reduction in force plan ("August 2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. The August 2019 Restructuring Plan resulted in the termination of approximately 8% of the Company's workforce. In connection with the August 2019 Restructuring Plan, the Company incurred total exit-related costs of $2.5 million.
As of December 31, 2019, the total remaining accrual for restructuring is $1.0 million, all of which is current. The tables below summarize the balance of accrued restructuring expenses and the changes in the accrued amounts for each period presented.
2017 Restructuring Plan

(In thousands)	Severance pay and benefits	Other direct costs	Total
Restructuring expense	$10,298	$212	$10,510
Payments	(1,340)	—	(1,340)
Foreign exchange	14	—	14
Accrued Balance as of December 31, 2017	$8,972	$212	$9,184
Restructuring expense	1,275	—	1,275
Payments	(10,180)	—	(10,180)
Foreign exchange	(1)	—	(1)
Accrued Balance as of December 31, 2018	$66	$212	$278
Payments	(66)	(212)	(278)
Accrued Balance as of December 31, 2019	$—	$—	$—
2018 Restructuring Plans

(In thousands)	Severance pay and benefits	Short-term lease exit and other direct costs	Long-term lease exit and other direct costs	Total
Restructuring expense(1)	$7,145	$1,271	$1,847	$10,263
Payments	(2,652)	(561)	(37)	(3,250)
Foreign exchange	—	(2)	—	(2)
Accrued Balance as of December 31, 2018	$4,493	$708	$1,810	$7,011
Adoption of ASC 842(2)	$—	$(708)	$(1,810)	$(2,518)
Restructuring expense(3)	(2,195)	—	—	(2,195)
Payments	(2,298)	—	—	(2,298)
Accrued Balance as of December 31, 2019	$—	$—	$—	$—
(1) During the year ended December 31, 2018, the Company recognized a reduction of $0.7 million of liability related to the write-off of certain lease-related liabilities, offset by $0.5 million in stock-based compensation related to the termination of certain employees, $0.5 million in accelerated depreciation on assets located within subleased properties, and $0.1 million in other expenses.
(2) The Company adopted ASC 842, Leases, as of January 1, 2019. For additional details regarding the adoption, please refer to Footnote 2, Summary of Significant Accounting Policies.
(3) Restructuring expense decreased due to a reversal of planned executive compensation.
2019 Restructuring Plans

(In thousands)	May 2019 Restructuring Plan	August 2019 Restructuring Plan
Severance pay and benefits related restructuring expense	3,141	2,454
Payments	(2,847)	(1,756)
Accrued Balance as of December 31, 2019	$294	$698

17.	Quarterly Financial Information (Unaudited)
The following tables summarize quarterly financial data for 2019 and 2018. The Company's results of operations vary and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not necessarily be considered indicative of the results to be expected from any future period.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	2019
	First	Second	Third	Fourth
Revenues	$102,294	$96,888	$94,300	$95,163
Cost of revenues (1)	53,407	51,994	47,390	46,831
Gross profit	48,887	44,894	46,910	48,332
Selling and marketing (1)	24,840	23,329	20,421	20,555
Research and development (1)	18,216	16,883	14,064	12,639
General and administrative (1)	19,545	16,932	14,064	15,878
Investigation and audit related	842	2,354	980	129
Amortization of intangible assets	8,105	8,076	6,970	6,925
Impairment of goodwill	—	224,272	—	—
Impairment of intangible asset	—	17,308	—	—
Settlement of litigation, net	—	5,000	(2,100)	—
Restructuring	(70)	2,949	2,270	(1,886)
Total operating expenses	71,478	317,103	56,669	54,240
Loss from operations	(22,591)	(272,209)	(9,759)	(5,908)
Interest expense, net	(6,759)	(8,242)	(8,175)	(8,350)
Other income (expense), net	2,969	(3,081)	6,733	(4,967)
Gain (loss) from foreign currency transactions	38	(464)	1,194	(432)
Loss before income taxes	(26,343)	(283,996)	(10,007)	(19,657)
Income tax (provision) benefit	(1,171)	4,463	(552)	(1,733)
Net loss	$(27,514)	$(279,533)	$(10,559)	$(21,390)
Net loss per common share:
Basic and diluted	$(0.46)	$(4.61)	$(0.16)	$(0.31)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	59,958,203	60,697,608	64,157,167	69,644,437

(1) Amortization of stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$848	$636	$396	$(28)
Selling and marketing	1,316	1,087	756	456
Research and development	726	668	469	118
General and administrative	4,063	1,913	1,392	1,879
Restructuring	—	(266)	129	—
Total stock-based compensation expense	$6,953	$4,038	$3,142	$2,425

	2018
	First	Second	Third	Fourth
Revenues	$105,919	$101,389	$102,864	$109,310
Cost of revenues (1)	47,254	51,526	49,446	51,994
Gross profit	58,665	49,863	53,418	57,316
Selling and marketing (1)	25,905	29,647	24,866	27,977
Research and development (1)	18,716	20,889	18,742	18,632
General and administrative (1)	18,661	28,699	18,707	18,468
Investigation and audit related	31,867	4,883	696	892
Amortization of intangible assets	8,544	8,266	7,896	8,158
Settlement of litigation, net	—	5,250	—	—
Restructuring	1,257	3,833	51	6,696
Total operating expenses	104,950	101,467	70,958	80,823
Loss from operations	(46,285)	(51,604)	(17,540)	(23,507)
Interest expense, net	(2,905)	(4,124)	(4,682)	(4,754)
Other income (expense), net	77	807	(1,711)	(637)
(Loss) gain from foreign currency transactions	(922)	1,045	(304)	1,484
Loss before income taxes	(50,035)	(53,876)	(24,237)	(27,414)
Income tax (provision) benefit	(1,415)	(2,101)	(400)	210
Net loss	$(51,450)	$(55,977)	$(24,637)	$(27,204)
Net loss per common share:
Basic and diluted	$(0.93)	$(1.02)	$(0.42)	$(0.46)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	55,227,046	55,192,741	58,212,306	59,116,831

(1) Stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$213	$3,774	$1,248	$1,114
Selling and marketing	575	5,792	1,860	1,225
Research and development	344	3,972	1,137	1,127
General and administrative	749	9,461	2,066	2,494
Restructuring	—	—	—	468
Total stock-based compensation expense	$1,881	$22,999	$6,311	$6,428

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, and their report is included below. Deloitte & Touche LLP has also audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2019, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
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
Remediation Efforts to Address Material Weakness in Internal Control Over Financial Reporting
As discussed in Item 9A, Controls and Procedures, of the 2018 10-K, we identified a material weakness in the area of revenue accounting as of December 31, 2018 related to journal entries, evaluating evidence of product or service delivery, and account reconciliations related to unbilled revenue and deferred revenue. Prior to December 31, 2018, we designed and implemented new controls to compensate for the complexity of our accounting for revenue contracts and our dependence on manual processes. Due to the timing of the design and implementation of these controls during the fourth quarter of 2018, however, there was insufficient time to consistently execute against their design as of December 31, 2018. During 2019, to remediate the material weakness described above, we:

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
Compliance Program
As discussed in Item 9A, Controls and Procedures, of the 2018 10-K, we have taken a number of actions to reinforce a culture of integrity, accountability, and adherence to established internal controls, policies and procedures, including through formal communications, town hall meetings, and mandatory employee training, which continued through 2019. We have a Compliance Coordinating Committee at the executive level that oversees our compliance program, which includes a policies and procedures library, education and mandatory training, and monitoring for compliance and corrective action where appropriate. The program also includes policies for receiving, evaluating and reporting on allegations of misconduct or noncompliance with our Code of Business Conduct and Ethics and our Reporting and Non-Retaliation Policy (our corporate whistleblower program). We continue our focus on maintaining a strong "tone at the top" and culture of compliance and control consciousness.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

McLean, Virginia
February 27, 2020

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors, is included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference. Information required by Item 10 of Part III regarding our Audit Committee is set forth in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. Information relating to our compliance with Section 16(a) of the Exchange Act is set forth in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3) Exhibits. The exhibits filed as part of this report are listed under "Exhibits" at subsection (b) of this Item 15.
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

4.1+	Form of Senior Secured Convertible Note (Initial Notes), as amended

4.2+	Form of Senior Secured Convertible Note (Option Notes), as amended

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

4.4	Series A Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.5	Series B-1 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.6	Series B-2 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.7	Series C Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q, filed August 07, 2019) (File No. 001-33520)

4.8
Registration Rights Agreement, dated June 26, 2019, between comScore, Inc and CVI Investments, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.9+	Description of Securities

4.10
Voting Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

4.11
Stockholders Rights Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(3) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.12
Voting Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(4) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.13
Registration Rights Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.14
First Amendment to Senior Secured Convertible Notes, dated as of May 17, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2018) (File No. 001-33520)

4.15
Second Amendment to Senior Secured Convertible Notes, dated as of August 8, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 9, 2018) (File No. 001-33520)

4.16
Agreement, dated as of November 13, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 13, 2018) (File No. 001-33520)

4.17
Amendment Agreement, dated November 6, 2019, by and among comScore, Inc., Starboard Value LP and certain affiliates of Starboard Value LP (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 6, 2019) (File No. 001-33520)

10.1
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.2
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.3
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.4
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.5
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.6
Securities Purchase Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.7
Guaranty Agreement, dated as of January 16, 2018, made by the subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.8
Pledge and Security Agreement, dated as of January 16, 2018, made by comScore, Inc., the subsidiaries signatory thereto and Starboard Value and Opportunity Master Fund Ltd., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.9
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.10
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.11*
2007 Equity Incentive Plan, as amended and restated September 8, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 29, 2014) (File No. 001-33520)

10.12*
Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.13*
Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.14*	2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

10.15*	Form of Restricted Stock Units Award Notice for Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.16*
Form of Restricted Stock Units and Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.17*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.18*	Form of Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.19*
Form of Performance Restricted Stock Units Award Agreement for CEO/President (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.20*
Form of Performance Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.21*
Form of Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.22*
Form of Change of Control and Severance Agreement (CFO and General Counsel) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.23*
Form of Change of Control and Severance Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.24
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.25*
Letter Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Dale Fuller (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.26*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.27*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Sarah Hofstetter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.28
Securities Purchase Agreement, dated as of June 23, 2019, by and among comScore, Inc. and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2019) (File No. 001-33520)

10.29*
Letter Agreement, dated November 4, 2019, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2019) (File No. 001-33520)

10.30*
Consulting Agreement, dated November 8, 2019, by and between comScore, Inc. and Dale Fuller (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 8, 2019) (File No. 001-33520)

10.31+*	Separation and General Release Agreement, dated as of November 5, 2019, by and between comScore, Inc. and Joseph Rostock

10.32+*	Change of Control and Severance Agreement, executed on September 28, 2015, by between comScore, Inc. and William Livek

10.33+*	Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity and Incentive Compensation Plan

10.34+*	Form of Deferred Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan

10.35+*	Form of Performance Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan

10.36+*	Form of Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan

21.1+	List of Subsidiaries

23.1+		Consent of Deloitte & Touche LLP

31.1+		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

	*	Management contract or compensatory plan or arrangement.
	+	Filed or furnished herewith

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ William P. Livek
William P. Livek
Chief Executive Officer and Executive Vice Chairman
(Principal Executive Officer)

By:	/s/ Gregory A. Fink
Gregory A. Fink
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Livek	Chief Executive Officer and Executive Vice Chairman	February 27, 2020
William P. Livek	(Principal Executive Officer)

/s/ Gregory A. Fink	Chief Financial Officer and Treasurer	February 27, 2020
Gregory A. Fink	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Rosenthal	Non-Executive Chairman	February 27, 2020
Brent D. Rosenthal

/s/ Joanne Bradford	Director	February 27, 2020
Joanne Bradford

/s/ Irwin Gotlieb	Director	February 27, 2020
Irwin Gotlieb

/s/ Jacques Kerrest	Director	February 27, 2020
Jacques Kerrest

/s/ Kathleen Love	Director	February 27, 2020
Kathleen Love

/s/ John K. Martin Jr.	Director	February 27, 2020
John K. Martin Jr.