Form 10-K/A
period 2019-12-31
COMSCORE, INC.
filed 2020-04-29
CIK 1158172

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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 23, 2020, there were 70,208,183 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
On February 28, 2020, comScore, Inc. (the “company,” “Comscore,” “we,” “us” or “our”) filed its Annual Report on Form
 10-K
for the fiscal year ended December 31, 2019 (the “Original
10-K”).
This Amendment No. 1 (the “Amendment”) amends Part II, Item 9B of the Original 10-K to disclose the recent resignation of a member of the Company’s Board of Directors, and amends Part III, Items 10 through 14 of the Original
10-K
to include information previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
 10-K.
General Instruction G(3) to Form
 10-K
provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. We do not anticipate that our definitive proxy statement involving the election of directors will be filed before April 29, 2020 (i.e., within 120 days after the end of our 2019 fiscal year). Accordingly, Part III of the Original
10-K
is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form
 10-K
is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of shareholders.
In addition, as required by Rule
 12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original
10-K
with the SEC on February 28, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original
10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM
10-K/A
FOR THE PERIOD ENDED DECEMBER 31, 2019

PART II
ITEM 9B.	OTHER INFORMATION
On April 28, 2020, Joanne Bradford, a Class III member of our Board of Directors, notified us of her resignation as a director, effective April 30, 2020. Ms. Bradford’s resignation was due to other professional commitments following the acquisition of her employer, Honey Science Corp., by PayPal in January 2020. Her resignation was not because of any disagreement with the company known to an executive officer of the company on any matter relating to our operations, policies or practices.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The names of our directors and executive officers and their ages, positions and biographies are set forth below. Also included for our directors is information regarding their service on other public company boards, and their specific experience, qualifications, attributes or skills that led to the conclusion that each director should serve on our Board of Directors (“Board”). This information is as of April 24, 2020.

Name	Age	Position
Executive Officers and Executive Director
William Livek	65	Chief Executive Officer, Executive Vice Chairman and Class II Director
Carol DiBattiste	68	Chief Legal and Compliance Officer
Gregory Fink	53	Chief Financial Officer and Treasurer
Christopher Wilson	53	Chief Commercial Officer
Non-Executive Directors
Brent Rosenthal (1)(3)	48	Chairman of the Board and Class II Director
Joanne Bradford (1)(2)(3)	56	Class III Director
Irwin Gotlieb	70	Class II Director
Jacques Kerrest (3)	73	Class I Director
Kathleen Love (1)(2)	67	Class I Director
John Martin (2)	52	Class III Director

(1)	Member of Nominating and Governance Committee
(2)	Member of Compensation Committee
(3)	Member of Audit Committee
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
Carol DiBattiste
has served as our Chief Legal Officer since December 2019 and as our Chief Compliance Officer since April 2017. She previously served as our General Counsel and Chief Privacy and People Officer from January 2017 to December 2019. Prior to joining the company, Ms. DiBattiste held positions at the U.S. Department of Veterans Affairs with the Board of Veterans’ Appeals as Executive in Charge and Vice Chairman from August 2016 to January 2017, and Senior Advisor for Appeals Modernization, Office of the Secretary, from May 2016 to August 2016. Prior to that, Ms. DiBattiste served as Executive Vice President and Chief Legal, Privacy, Security and Administrative Officer of Education Management Corporation, an operator of for-profit
post-secondary educational institutions, from March 2013 through March 2016. She also served as Executive Vice President, General Counsel and Chief Administrative Officer of Geeknet, Inc., as Executive Vice President, Privacy, Compliance and Security of Reed Elsevier/LexisNexis, and as General Counsel and Chief Privacy and Compliance Officer of ChoicePoint. Among other distinguished government positions, Ms. DiBattiste served as Deputy Administrator of the U.S. Transportation Security Administration, as Under Secretary of the U.S. Air Force, as Deputy U.S. Attorney (Southern District of Florida), as Director, Executive Office for U.S. Attorneys, and as Principal Deputy General Counsel, U.S. Department of the Navy. Ms. DiBattiste holds an L.L.M., Law from the Columbia University School of Law, a J.D. from Temple University School of Law, and a B.A., Sociology-Criminal Justice from LaSalle University.

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
Kathleen Love
has served as a director since April 2019. Ms. Love is currently the Chief Executive Officer of Motherwell Resources LLC, a company devoted to management consulting and executive coaching, which she founded in 2013. Prior to founding Motherwell, Ms. Love served as the President and Chief Executive Officer of GFK MRI (formerly Mediamark Research), a media research company, from 2000 to 2013. Prior to joining MRI, Ms. Love held executive positions at The New York Times, EMAP Publishing and The Magazine Publishers of America. She has been an adjunct or guest instructor at Rutgers University, Brooklyn College and Queens College. Ms. Love holds a B.A. degree from Douglass College, Rutgers – The State University, an M.A. from Michigan State University and an M.Phil. from The Graduate Center, C.U.N.Y. She has advanced to candidacy for a Ph.D. in psychology. Ms. Love brings over 30 years of industry experience in media and marketing research, strategic planning and business development to our Board.
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
Board Structure and Leadership
Our Board is currently composed of seven directors and is divided into three classes (Class I, Class II and Class III) with staggered three-year terms.
Our governance framework provides the Board with flexibility to select the appropriate Board leadership structure for the company. In making leadership structure determinations, our Board considers many factors, including the specific needs of the company and what is in the best interests of our stockholders. While the Board does not currently have a formal policy on whether the role of the Chief Executive Officer and Chairman of the Board should be separate, since 2016 the Board has elected its Chairman from among the independent directors. Moreover, our Corporate Governance Guidelines provide that if the positions of Chief Executive Officer and Chairman are ever combined, or if the Chairman is not an independent director, the independent members of the Board will select an independent director to serve as Lead Independent Director.
Mr. Rosenthal, an independent director, currently serves as Chairman of the Board. We believe this structure is appropriate for the company at this time, based on the current composition of our Board and management team and recent changes in the business.
Standing Committees of the Board of Directors
Our Board has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee. The Board and its committees meet regularly throughout the year and also hold special meetings and act by written consent from time to time as appropriate. The Board has determined that all standing committee members are independent within the meaning of the requirements of the Sarbanes-Oxley Act of 2002, The Nasdaq Stock Market (“Nasdaq”), and the rules and regulations of the SEC, as applicable. Each standing committee operates under a written charter approved by the Board, each of which is available under “Corporate Governance” on the Investor Relations section of our website at
www.comscore.com
. Our Board has delegated various responsibilities and authority to its committees as generally described below.
Audit Committee
. We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s responsibilities include appointing and overseeing the work of our independent auditors, reviewing the adequacy and effectiveness of our system of internal controls, reviewing and discussing with management and the independent auditors the company’s annual audited financial statements and quarterly unaudited financial statements, and overseeing the company’s legal and regulatory compliance programs. Among other things, the Audit Committee is charged with setting the overall corporate tone for quality financial reporting, sound business risk practices and ethical behavior.

The Board has determined that Joanne Bradford, Jacques Kerrest and Brent Rosenthal are “audit committee financial experts” as defined under SEC rules. Ms. Bradford qualifies as an audit committee financial expert by means of having served in various executive roles (including as president and chief operating officer) as described under “Directors and Executive Officers –
Non-Executive
Directors.” Designation or identification of a person as an audit committee financial expert does not impose any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the Audit Committee and the Board in the absence of such designation or identification. We believe that the composition and functioning of our Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002 and Nasdaq and SEC rules and regulations. Our Audit Committee met 12 times (including telephonic meetings, but not including actions by written consent) during 2019. The Audit Committee is currently composed of Jacques Kerrest (Chair), Joanne Bradford and Brent Rosenthal.
Compensation Committee
. The Compensation Committee’s responsibilities include reviewing and approving or recommending to our Board the compensation of our executive officers and non-employee
directors, administering our incentive compensation and equity compensation plans, and reviewing and making recommendations to the Board regarding compensation-related policies and procedures. The Compensation Committee may form and delegate authority to subcommittees when appropriate, including in connection with the allocation of equity awards (subject to conditions and limitations established by the Compensation Committee). We believe that the composition and functioning of our Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002 and Nasdaq and SEC rules and regulations. Our Compensation Committee met 19 times (including telephonic meetings, but not including actions by written consent) during 2019. The Compensation Committee is currently composed of Kathleen Love (Chair), Joanne Bradford and John Martin.
Nominating and Governance Committee
. The Nominating and Governance Committee’s responsibilities include evaluating the composition and size of our Board, identifying and recommending candidates for Board membership, overseeing annual Board and committee evaluations, recommending to the Board a management succession plan, and reviewing and overseeing our corporate governance policies and procedures. We believe that the composition and functioning of our Nominating and Governance Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002 and Nasdaq and SEC rules and regulations. Our Nominating and Governance Committee met six times (including telephonic meetings, but not including actions by written consent) during 2019. The Nominating and Governance Committee is currently composed of Joanne Bradford (Chair), Kathleen Love and Brent Rosenthal.
Risk Management
Our Board has an active role, as a whole and also at the committee level, in overseeing management of our company’s risks. The Board regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. Our Audit Committee oversees management of financial, regulatory, security and compliance risks, including quarterly reports from our Chief Compliance Officer. Our Compensation Committee is responsible for overseeing management of risks relating to our executive compensation plans and arrangements. Our Nominating and Governance Committee evaluates risks associated with the independence and composition of our Board, our governance practices and management succession. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed about such risks through committee reports, attendance at committee meetings and otherwise.
Board of Directors and Committee Meeting Attendance
Our Board met 29 times (including telephonic meetings, but not including actions by written consent) during 2019. Each of our current directors attended at least 75% of the aggregate of (i) the total number of meetings held by the Board during the period in 2019 for which he or she was a director and (ii) the total number of meetings held by all committees of the Board on which such individual served during the period in 2019 for which he or she served as a committee member.
The independent and
non-management
members of our Board regularly meet in executive session without management present.
Director and Director Nominee Independence
The Board has determined that each of Joanne Bradford, Jacques Kerrest, Kathleen Love, John Martin and Brent Rosenthal is independent under the rules of the SEC and Nasdaq listing standards. The Board previously determined that each of Michelle

McKenna, Robert Norman and Paul Reilly was independent under the rules of the SEC and Nasdaq listing standards during his or her service as a director in 2019, and Dale Fuller was independent under the rules of the SEC and Nasdaq listing standards during his service as a director in 2019 prior to his appointment as Interim Chief Executive Officer. Therefore, each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee during 2019 was, and each current member is, independent in accordance with those rules and standards during the time that he or she served. In addition, our Board was composed of a majority of independent directors at all times during 2019 and continues to be so composed. In determining the independence of our directors, our Board considered all transactions in which we and any director had any interest, including those involving payments made by us to companies in the ordinary course of business where any of our directors or their immediate family members serve on the board of directors or in management or advisory roles (Fuller, Kerrest, McKenna and Norman), current and prior employment relationships of the directors or their immediate family members (Fuller and Love), and compensation for service in Board leadership roles (Rosenthal).
Compensation Committee Interlocks and Insider Participation
Independent directors Joanne Bradford, Jacques Kerrest, Kathleen Love, John Martin, Michelle McKenna, Robert Norman and Paul Reilly served as members of the Compensation Committee at various times during 2019. No person who served as a member of the Compensation Committee during 2019 was an officer or employee of our company during such year or a prior year. Moreover, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on our Board or Compensation Committee during 2019.
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the company, including our principal executive officer, principal financial officer and principal accounting officer or controller, and persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted under “Corporate Governance” on the Investor Relations section of our website at
www.comscore.com
. To the extent permissible under Nasdaq rules, we intend to disclose any amendments to our Code of Business Conduct and Ethics or waivers thereto that apply to our principal executive officer, principal financial officer or principal accounting officer or controller by posting such information on the same website.
Reporting and
Non-Retaliation
Policy
Our Board has adopted a reporting and
non-retaliation
policy to encourage employees and others to disclose wrongdoing or suspected wrongdoing that could adversely impact the company, our reputation, or our stockholders, customers, employees or other stakeholders, and to set forth the procedures by which reports should be made, investigated and addressed.
Corporate Governance Guidelines
Our Board has adopted corporate governance guidelines that set forth key principles to guide its actions, including:
•	the Board’s commitment to appropriate diversity among the candidates nominated for election to the Board;
•	limits on outside boards, including that directors who are executive officers of the company may serve on the board of directors of no more than two public companies, including our Board, and non-management
directors should not serve on more than four public company boards, including our Board;
•	a requirement that a substantial majority of the members of our Board must be independent;
•	a commitment to appointing a Lead Independent Director should the roles of Chairman and Chief Executive Officer ever be combined; and
•	a commitment to an annual review of the performance of the Board and its committees.
Director Resignation Policy
Our Board has adopted a director resignation policy, which provides that any nominee for director who receives a majority of “withhold” votes in an uncontested election of directors is expected to tender his or her resignation promptly following the certification of the election results. In such event, the Nominating and Governance Committee will promptly consider the tendered resignation and will recommend to the Board whether to accept or reject the resignation. The Board will act on the Nominating and Governance Committee’s recommendation no later than 90 days following the certification of the stockholder vote. The company will promptly disclose the Board’s decision (and, if the Board rejects the resignation, the Board’s reasons for doing so).
Stock Ownership Guidelines
Our Board has adopted stock ownership guidelines to further align the interests of our directors and executive officers with those of our stockholders. These guidelines are described under “Compensation Discussion and Analysis – Other Compensation Policies” below.
Clawback Policy
Our Board has adopted a clawback policy that provides for recovery of executive compensation in the event of an accounting restatement, fraud or error. This policy is described under “Compensation Discussion and Analysis – Other Compensation Policies” below.
Anti-Hedging and Pledging Policy
Our Board has adopted an anti-hedging and pledging policy, which prohibits directors, executive officers, their family members and entities that they control from hedging and pledging Comscore securities. This policy is described under “Compensation Discussion and Analysis – Other Compensation Policies” below.
Political Activity Policy
Our Board has adopted a political activity policy that gives the Nominating and Governance Committee oversight over any lobbying and political activities conducted by our company. The policy states that such activities will be conducted for the purpose of promoting the commercial interests of the company as a whole, be in furtherance of the interests of our stockholders, and be in compliance with applicable laws, rules and regulations. The policy further provides that employees may not make or commit to make political contributions on behalf of the company, and we will not reimburse or otherwise compensate an employee for his or her personal political contributions.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that certain of our directors, executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Such directors, executive officers and greater than 10% beneficial owners are required to furnish us with copies of all of these forms that they file. Certain Comscore employees hold a power of attorney to enable such individuals to file ownership and change in ownership forms on behalf of our directors and executive officers.
Based solely on our review of these reports or written representations from certain reporting persons, we believe that during 2019, all filing requirements applicable to our directors, executive officers, greater than 10% beneficial owners and other persons subject to Section 16(a) of the Securities Exchange Act of 1934 were timely met, except for two Form 4s for Christopher Wilson (relating to a single vesting event and related tax withholding obligation) that were late due to an administrative issue.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis (“CD&A”) provides information regarding our executive compensation philosophy, the elements of our executive compensation program, and the factors that were considered in the compensation actions and decisions for our named executive officers during 2019. Although this CD&A focuses on our executive compensation program during the last fiscal year, it also describes compensation actions taken before or after 2019 to the extent such discussion enhances an understanding of our executive compensation disclosure. This CD&A should be read together with the compensation tables and related disclosures set forth elsewhere in this filing.
Named Executive Officers
Our named executive officers for the year ended December 31, 2019 were:
•	William Livek, our Chief Executive Officer and Executive Vice Chairman (effective November 4, 2019);
•	Dale Fuller, our former Interim Chief Executive Officer (effective March 31, 2019 until November 4, 2019);
•	Bryan Wiener, our former Chief Executive Officer (until March 31, 2019);
•	Gregory Fink, our Chief Financial Officer;
•	Carol DiBattiste, our Chief Legal and Compliance Officer;
•	Christopher Wilson, our Chief Commercial Officer (effective April 17, 2019);
•	Sarah Hofstetter, our former President (until March 31, 2019); and
•	Kathryn Bachmann, our former Chief Operating Officer (effective April 17, 2019 until May 29, 2019).
Overview
In 2019, our Compensation Committee was guided by certain core compensation principles, including aligning executive officers’ interests with those of our stockholders, promoting achievement of strategic objectives, and maintaining a strong corporate culture. At the same time, our 2019 compensation decisions were significantly impacted by changes in our executive team and operations, as described below. Our decisions were also impacted by declines in our stock price, which diminished the effectiveness of our equity awards as a means to recruit and retain key personnel. These factors led to a more individualized, situational approach to executive compensation in 2019, with decisions driven more by specific hiring and retention needs than by a programmatic review of compensation for the year. Since the appointment of our new Chief Executive Officer in late 2019, our Compensation Committee has taken steps to return to a more normalized compensation cadence for the company.
Senior Executive Changes in 2019
On March 31, 2019, Bryan Wiener resigned as our Chief Executive Officer and Sarah Hofstetter resigned as our President, effective immediately. On the same date, Dale Fuller (then a member of our Board of Directors) was appointed as our Interim Chief Executive Officer.
On April 12, 2019, Christopher Wilson (formerly our Chief Revenue Officer and a consultant to the company) was appointed as our Chief Commercial Officer and Kathryn Bachmann was appointed as our Chief Operating Officer, effective April 17, 2019. Ms. Bachmann resigned as our Chief Operating Officer on May 29, 2019.
On November 4, 2019, William Livek (then a special advisor and Vice Chairman of our Board of Directors) was appointed as our Chief Executive Officer and Executive Vice Chairman, effective immediately. Upon Mr. Livek’s appointment, Mr. Fuller resumed his role as a non-employee
director.
Compensation Committee Composition
During 2019, the following members of our Board of Directors served on the Compensation Committee:
•	Michelle McKenna (until March 7, 2019);

•	Robert Norman (until May 22, 2019);
•	Paul Reilly (until August 12, 2019);
•	Jacques Kerrest (from March 9, 2019 to March 31, 2019);
•	Joanne Bradford (from April 1, 2019 to present);
•	Kathleen Love (from April 1, 2019 to present); and
•	John Martin (from September 6, 2019 to present).
As of the date of this filing, the Compensation Committee is composed of Kathleen Love (Chair), Joanne Bradford and John Martin.
Our Executive Compensation Philosophy
Historically, our Compensation Committee has been guided by the following goals and principles in establishing compensation arrangements for our executive officers:
Align Stockholder Interests.
To further align our executive officers’ interests with those of our stockholders, the Compensation Committee believes that compensation arrangements should be tied to long-term value creation for our stockholders.
Promote Achievement of Company Objectives.
The Compensation Committee believes that executive compensation should promote the achievement of our financial, strategic and operational goals.
Reward Superior Performance.
The Compensation Committee believes that total compensation for executive officers should be both competitive and tied to pre-established
objectives. Performance exceeding target levels should be appropriately rewarded, just as performance below target should result in lower compensation.
Attract and Retain Top Talent.
The Compensation Committee believes that compensation arrangements should be sufficient to allow us to attract, retain and motivate executive officers with the skills and talent needed to manage our business successfully.
Prioritize Tone at the Top.
Ensuring that our executive officers prioritize and maintain a strong, ethical corporate culture and appropriate tone at the top is an additional principle that guides our Compensation Committee’s actions and decisions.
Finally, our compensation programs are intended to be consistent with corporate governance best practices. This is demonstrated by our:
•	stock ownership guidelines for directors and executive officers;
•	compensation recovery (clawback) policy and provisions;
•	anti-hedging and pledging policy;
•	insider trading policy and preclearance requirements;
•	consideration of market data, input from stockholders and critiques from stockholder advisory firms;
•	independent Compensation Committee oversight;
•	engagement of an outside compensation consultant;
•	no automatic increases in executive salaries or lock-step changes in compensation based on peer group levels or metrics;
•	limited perquisites; and
•	no repricing or buyout of underwater stock options without stockholder approval.
Compensation-Setting Process
Guided by our compensation philosophy, our Compensation Committee generally seeks to provide total compensation packages that are fair, reasonable and consistent with competitive practice. Overall, we seek to maintain a performance-oriented culture with compensation opportunities that reward our executive officers when we achieve or exceed our goals, while putting a significant portion of their target compensation at risk in the event of underperformance.

In 2019, our compensation-setting process was also influenced by the extraordinary circumstances we faced. In addition to the leadership transitions described above, we implemented significant operational changes during 2019, including multiple workforce reductions, lease and contract terminations, and other cost-reduction initiatives. Due to these changes, we did not pre-establish
targets for the financial measures historically used in our incentive compensation programs. We also experienced declines in our stock price, which reduced the value of outstanding equity awards held by our executive officers, increased the number of shares required to deliver the same compensation value, and thus limited our ability to grant new awards that would serve as meaningful incentives. These challenges led our Compensation Committee to suspend our long-term incentive compensation program in 2019, with no new equity awards granted to our continuing executive officers during the year. The Compensation Committee also awarded annual bonuses based on a qualitative assessment of strategic accomplishments, including the initiatives described above, rather than financial targets. At the same time, the Compensation Committee sought to maintain alignment between the interests of our executive officers and our stockholders, including by linking a substantial portion of target compensation for our new executive officers (including our new Chief Executive Officer) to performance, including sustained improvement in our stock price.
Role of Compensation Committee
The members of our Compensation Committee are appointed by our Board of Directors to oversee our executive compensation program. At all times during 2019, the Compensation Committee was composed entirely of directors who were
“non-employee
directors” for purposes of Securities Exchange Act Rule
 16b-3
and “independent directors” under Nasdaq listing standards.
Pursuant to its charter, the Compensation Committee approves, oversees and interprets our executive compensation program and related policies and practices, including our equity incentive program and other compensation and benefits programs. The Compensation Committee is also responsible for establishing the compensation packages of our executive officers and ensuring that our executive compensation program is consistent with our compensation philosophy and corporate governance policies.
Generally, the Compensation Committee takes the following actions in the discharge of its responsibilities:
•	reviews the corporate goals and objectives of, and performance of and total compensation earned by or awarded to, our Chief Executive Officer, independent of input from our Chief Executive Officer;
•	examines the performance of our other executive officers with assistance from our Chief Executive Officer and approves total compensation packages for them that it believes to be appropriate and consistent with those generally found in the marketplace for executives in comparable positions;
•	regularly holds executive sessions without management present; and
•	engages a compensation consultant to review our compensation policies and practices, provide analysis of the competitive market, and make recommendations regarding the elements of our compensation packages.
As part of its decision-making process, the Compensation Committee periodically evaluates comparative compensation data from similarly situated companies. Historically, the Compensation Committee has determined the target total direct compensation opportunities for executive officers after considering the following factors, among others:
•	the scope and nature of the executive officer’s responsibilities;
•	how much the executive officer might otherwise command in the employment marketplace;
•	how much we would be willing to pay to retain the executive officer;
•	how much we would expect to pay in the marketplace to replace the executive officer;
•	past performance, as well as the strategic value of the executive officer’s future contributions; and
•	internal parity within the executive team.
The Compensation Committee also considers the recommendations of our Chief Executive Officer, who periodically reviews the performance, roles and responsibilities of our other executive officers and proposes adjustments to their compensation based on this review. The Chief Executive Officer does not participate in Compensation Committee discussions or make recommendations with respect to his own compensation. By evaluating comparative compensation data in light of the foregoing factors, the Compensation Committee seeks to tailor its compensation decisions to the specific needs and responsibilities of the particular position, and the unique qualifications of the individual executive officer.

Role of Compensation Consultant
The Compensation Committee is authorized to retain the services of one or more compensation advisors from time to time, as it determines in its discretion, in connection with the discharge of its responsibilities. The Compensation Committee retained the services of Meridian Capital Partners, LLC (“Meridian”), a national compensation consulting firm, for this purpose during 2019. Meridian serves at the discretion of and reports directly to the Compensation Committee. Meridian did not provide any services to us or our management in 2019 other than those provided to the Compensation Committee as described below.
In 2019, Meridian assisted the Compensation Committee by providing the following services:
•	reviewing our compensation peer group;
•	evaluating equity plan modeling, value delivery and share usage;
•	analyzing compensation arrangements for new executive officers and departing executive officers;
•	assisting with the valuation of market-based equity awards;
•	reviewing our change in control and severance agreements with executive officers; and
•	analyzing market data and other considerations related to compensation of our independent chairman.
The Compensation Committee considered all relevant factors relating to the independence of Meridian, including but not limited to applicable SEC rules and Nasdaq listing standards on compensation consultant independence, and concluded that the work performed by Meridian did not raise any conflict of interest in 2019.
Competitive Market Data
In order to attract and retain strong management talent, we believe we must provide a total compensation package that is competitive relative to our peers. For this purpose, we consider the practices of specific companies that we have identified as our peers. These companies are selected periodically by our Compensation Committee on the basis of industry, similar business models and comparable financials (including revenue and market capitalization). The peer companies used in 2019 were as follows, reflecting a shift from software companies to advertising and media companies. At the time the Compensation Committee selected this peer group in July 2019, our revenue approximated the median and our market capitalization approximated the 20th percentile of the peer group.

8x8, Inc.	InnerWorkings
Cardlytics	LogMeIn
Cloudera	MDC Partners
ExlService Holdings	MicroStrategy
Fluent	Resources Connection
Forrester Research	SVMK Inc.
Huron Consulting Group	TechTarget
Information Services Group	Varonis Systems
Using data collected from these companies, Meridian provided analyses of our severance and change-in-control
arrangements for executive officers against the competitive market. Our Compensation Committee also used data from these companies in its evaluation of our director compensation program. For additional context in its review of our severance and change-in-control
arrangements, Meridian also considered survey data from the broader market.
Stockholder Advisory Vote on Executive Compensation
We conducted a
non-binding
stockholder advisory vote on the compensation of our named executive officers (known as a say-on-pay
vote) for the year ended December 31, 2018 at the last annual meeting of stockholders that we held, which was in June 2019. Our stockholders expressed strong support for the 2018 compensation of our named executive officers, with more than

99% of the votes cast for approval of the proposal. Our Compensation Committee considered the results of the say-on-pay
vote and other feedback from our stockholders, as well as critiques from stockholder advisory firms, in designing our compensation programs for 2019, particularly for new executive officers. Based on this input, the Compensation Committee did not implement significant changes to our executive compensation program design for 2019, other than the situational decisions described elsewhere in this CD&A.
Executive Compensation Elements
Our executive compensation program has historically consisted of three primary elements: base salary, annual incentive compensation and long-term incentive compensation. We also offer health and welfare benefits and certain separation-related benefits. Although we do not have a formal policy for allocating executive compensation among the primary compensation elements, our Compensation Committee seeks to provide compensation opportunities that are consistent with our philosophy described above.
To this end, base salary decisions in 2019 were guided primarily by our objective of attracting and retaining top executive talent. As in prior years, we used base salary to recognize the experience, skills, knowledge and responsibilities required of our executive officers.
As described above, we temporarily replaced our formulaic annual incentive compensation program for executive officers in 2019 with awards based on achievement of strategic objectives. This change was intended to reward performance while recognizing the efforts of our executive team to maintain normal business operations during a period of great change for the company. For 2020, our Compensation Committee has returned to a more traditional annual incentive compensation structure.
Finally, as described above, our Compensation Committee suspended our long-term incentive program for continuing executive officers in 2019. For our new executive officers, the Compensation Committee designed equity award opportunities to be aligned with value creation for our stockholders.
Executive Compensation Actions and Decisions for 2019
Our Compensation Committee did not undertake its regular annual review of our executive compensation program and each executive officer’s compensation during 2019. Instead, compensation decisions were made on a case-by-case
basis, taking into account the situation that confronted the company at the time that we needed to appoint a new executive officer, address the circumstances relating to a departing executive officer, or respond to the incentive and retention challenges that were presented for continuing executive officers. These decisions are described below.
Chief Executive Officer Transition (March 2019)
On March 31, 2019, Mr. Wiener resigned as our Chief Executive Officer. In connection with his resignation, the company and Mr. Wiener entered into a Separation Agreement pursuant to which he received:
•	cash severance equal to the sum of one year of base salary and one year of target annual incentive opportunity, half of which was paid in installments in 2019 and the other half of which was paid in a lump sum in March 2020, subject to certain mitigation and forfeiture provisions;
•	a target bonus for 2019 of $65,000, subject to achievement of applicable performance goals and representing a portion of his annual incentive opportunity for service through March 31, 2019 (see “Annual Bonuses” below for payment information);
•	reimbursement of the cost of continuation healthcare coverage for up to 18 months;
•	reimbursement of certain legal expenses;
•	accelerated vesting of 61,335 outstanding restricted stock units, representing his sign-on award and a portion of his 2018 long-term incentive award; and
•	satisfaction of the service requirement with respect to 36,347 outstanding performance-based restricted stock units, which will remain eligible to be earned subject to achievement of the applicable performance goals.

Under his Separation Agreement, Mr. Wiener agreed to a comprehensive release of claims and reaffirmed his commitment to be bound by restrictive covenants regarding confidential information, non-disparagement,
non-competition
and
non-solicitation.
Additional information regarding amounts paid to Mr. Wiener under his Separation Agreement is set forth under “Payments Upon Termination or Change in Control” below.
Upon Mr. Wiener’s resignation, our Board of Directors appointed Mr. Fuller as Interim Chief Executive Officer. The company and Mr. Fuller entered into a letter agreement to memorialize the terms of his interim service, pursuant to which he received:
•	base salary of $25,000 per week;
•	a monthly stipend of $2,000 for temporary living expenses; and
•	a
one-time
grant at the end of his interim term of a number of deferred shares equal to (a) $25,000 per week of service, divided by (b) the volume-weighted average price for the 10 consecutive trading days immediately preceding the date of grant (see “Chief Executive Officer Transition (November 2019)” for additional information about this grant).
During his term as Interim Chief Executive Officer, Mr. Fuller did not receive any additional compensation for his service as a member of our Board of Directors; however, the outstanding restricted stock units granted to him as a non-employee
director in July 2018 continued to vest.
In negotiating Mr. Fuller’s compensation terms, our Compensation Committee considered the temporary nature of his assignment and the fact that he would not be eligible for annual or long-term incentive compensation opportunities as Interim Chief Executive Officer. The Compensation Committee also considered the need to align Mr. Fuller’s interests with the long-term interests of our stockholders, resulting in the decision to deliver a substantial portion of his total direct compensation in deferred stock.
President Resignation
On March 31, 2019, Ms. Hofstetter resigned as our President. In connection with her resignation, the company and Ms. Hofstetter entered into a Separation Agreement pursuant to which she received:
•	cash severance equal to one year of base salary, which was paid in installments over 12 months, subject to certain mitigation and forfeiture provisions;
•	a target bonus for 2019 of $42,000, subject to achievement of applicable performance goals and representing a portion of her annual incentive opportunity for service through March 31, 2019 (see “Annual Bonuses” below for payment information);
•	reimbursement of the cost of continuation healthcare coverage for up to 12 months;
•	reimbursement of certain legal expenses;
•	an additional cash payment representing the remainder of her sign-on bonus from 2018;
•	accelerated vesting of 18,417 outstanding restricted stock units, representing a portion of her sign-on award; and
•	satisfaction of the service requirement with respect to 8,524 outstanding performance-based restricted stock units, which will remain eligible to be earned subject to achievement of the applicable performance goals.
Under her Separation Agreement, Ms. Hofstetter agreed to a comprehensive release of claims and reaffirmed her commitment to be bound by restrictive covenants regarding confidential information, non-disparagement,
non-competition
and
non-solicitation.
Additional information regarding amounts paid to Ms. Hofstetter under her Separation Agreement is set forth under “Payments Upon Termination or Change in Control” below.
Chief Commercial Officer Appointment
Effective April 17, 2019, Mr. Wilson was appointed as our Chief Commercial Officer. Mr. Wilson was rehired as an executive officer following a term as a consultant to the company, during which he received consulting fees of $10,546. Prior to his consulting term, Mr. Wilson served as our Chief Revenue Officer until December 31, 2018. In connection with his departure as Chief Revenue Officer, Mr. Wilson received cash severance installments totaling $88,636 and reimbursement of continuation healthcare premiums of $9,146 in 2019, which severance installments and continuation coverage ended upon his reemployment. Mr. Wilson’s outstanding equity awards continued to vest during his consulting term and reemployment.

Mr. Wilson’s appointment as Chief Commercial Officer included the following initial compensation terms:
•	an annualized base salary of $375,000;
•	eligibility to participate in our annual incentive compensation program, with a target award of $450,000 for 2019;
•	continued vesting of a retention bonus awarded in 2018;
•	a
one-time
grant of 41,254 restricted stock units, intended to make Mr. Wilson whole for compensation opportunities lost in 2018, when he did not participate in our long-term incentive compensation program;
•	a one-time grant of options to purchase 150,000 shares of our Common Stock, vesting over four years;
•	a
one-time
grant of 225,000 performance-based restricted stock units, vesting through May 22, 2029 subject to the achievement of specified stock-price hurdles (ranging from $21.00 to $60.00, equivalent to roughly 200% to 580% of our stock price on the date of grant), which hurdles must be maintained for at least 65 consecutive trading days during the applicable vesting period;
•	reimbursement of up to $38,700 in legal expenses; and
•	a Change of Control and Severance Agreement with the company, the material terms and conditions of which are described under “Payments Upon Termination or Change in Control” below.
In evaluating compensation terms for Mr. Wilson, our Compensation Committee considered the importance of linking a substantial portion of Mr. Wilson’s target direct compensation to performance. The Compensation Committee also considered analyses prepared by, and discussions with, its compensation consultant. Finally, as noted above, the Compensation Committee considered compensation opportunities lost by Mr. Wilson in connection with his earlier separation as Chief Revenue Officer.
Chief Operating Officer Term
Effective April 17, 2019, Ms. Bachmann was appointed as our Chief Operating Officer. Ms. Bachmann previously served as a non-executive
employee of the company, and she received a
one-time
grant of 6,779 restricted stock units in February 2019 in connection with her non-executive
role. Ms. Bachmann’s compensation terms, including her base salary of $350,000 and annual incentive compensation target of 50% of base salary, did not change in connection with her appointment as Chief Operating Officer.
On May 29, 2019, Ms. Bachmann resigned as our Chief Operating Officer. In connection with her resignation, the company and Ms. Bachmann entered into a Separation Agreement pursuant to which she received cash severance equal to four months of base salary, which was paid in a lump sum in 2019, and reimbursement of the cost of continuation healthcare coverage for up to six months. Under her Separation Agreement, Ms. Bachmann agreed to a comprehensive release of claims and reaffirmed her commitment to be bound by restrictive covenants regarding confidential information, non-competition
and
non-solicitation.
Additional information regarding amounts paid to Ms. Bachmann in connection with her Separation Agreement is set forth under “Payments Upon Termination or Change in Control” below.
Chief Financial Officer Special Bonus
On May 6, 2019, our Compensation Committee approved a special retention bonus for Mr. Fink. Under the bonus, Mr. Fink was eligible to receive $500,000 in cash, contingent on his continued employment through December 15, 2019 and payable on the later of March 1, 2020 or the date we filed our Annual Report on Form
10-K
for 2019. Mr. Fink was paid the special bonus in March 2020.
Chief Executive Officer Transition (November 2019)
On November 4, 2019, our Board of Directors appointed Mr. Livek as our Chief Executive Officer and Executive Vice Chairman. Mr. Livek previously served as our Vice Chairman since January 2016 and was our President from January 2016 through May 2018, and he served as a special advisor to the company from May 2018 until his appointment as Chief Executive Officer in November 2019. In his role as special advisor, Mr. Livek received an annualized base salary of $443,700 and continued to vest in his outstanding equity awards.

In connection with his appointment as Chief Executive Officer, we and Mr. Livek entered into a letter agreement that included the following compensation terms:
•	an annualized base salary of $650,000;
•	eligibility to participate in our annual incentive compensation program, with a target award equal to 100% of base salary;
•	eligibility to participate in our long-term incentive compensation program;
•	a one-time grant of 175,000 restricted stock units, vesting ratably over three years;
•	a one-time grant of options to purchase 300,000 shares, vesting ratably over three years;
•	a
one-time
grant of 425,000 performance-based restricted stock units, vesting quarterly through November 4, 2029 subject to the achievement of specified stock-price hurdles (ranging from $5.00 to $10.00, equivalent to roughly 210% to 420% of our stock price on the date of grant), which hurdles must be maintained for at least 65 consecutive trading days during the applicable vesting period; and
•	payment of $200,000 in legal expenses.
Additionally, Mr. Livek is eligible to receive a
one-time
bonus of at least $1,000,000 (either individually or as part of a larger pool for executive officers or employees) upon the successful completion of a refinance of all or substantially all of our outstanding senior secured convertible notes, generally subject to Mr. Livek’s continued employment through such refinance. Upon the consummation of a qualifying change in control, as defined in the letter agreement, Mr. Livek will receive a one-time
bonus of $1,000,000, plus an additional
one-time
bonus based on specified percentages (ranging from 0.30% to 0.32%) of the gross transaction proceeds resulting from such change in control so long as the change in control results in gross transaction proceeds of at least $500 million. Each bonus payable upon the consummation of a change in control is generally subject to Mr. Livek’s continued employment through the change in control. Finally, Mr. Livek will continue to be eligible to receive the benefits set forth in his Change of Control and Severance Agreement with the company, as described under “Payments Upon Termination or Change in Control” below.
In evaluating compensation terms for Mr. Livek, our Compensation Committee considered his 40 years of experience in media and consumer measurement, as well as the strategic value of his past and future contributions to the company. The Compensation Committee also considered input from its compensation consultant, particularly with respect to Mr. Livek’s equity awards and special bonus opportunities. Finally, the Compensation Committee sought to align Mr. Livek’s interests with those of our stockholders, including by linking a substantial portion of his target direct compensation to sustained improvement in our stock price, and another portion to the successful completion of a refinance or qualifying change in control with transaction proceeds significantly exceeding our current market capitalization.
In connection with Mr. Livek’s appointment, Mr. Fuller resigned as our Interim Chief Executive Officer on November 4, 2019. On the same day, our Compensation Committee awarded 354,546 deferred stock units to Mr. Fuller as compensation for his service as Interim Chief Executive Officer, in accordance with the compensation arrangement described under “Chief Executive Officer Transition (March 2019)” above. The deferred stock units will be delivered to Mr. Fuller in shares upon the earlier of a change in control of the company or six months following his separation from service.
Finally, we entered into a consulting agreement with Mr. Fuller on November 8, 2019, pursuant to which he provided transition services through December 31, 2019 in return for a fee of $50,000.
Chief Commercial Officer Award Modification
In December 2019, our Compensation Committee determined that the performance-based equity award granted to Mr. Wilson in May 2019 no longer provided an appropriate level of incentive or retention value, as the stock-price hurdles set forth in the award as performance conditions exceeded our then-current stock price by up to 1,280%. After considering input from its outside compensation consultant and our Chief Executive Officer, the Compensation Committee modified Mr. Wilson’s award on December 16, 2019, reducing the range of stock-price hurdles from
$21.00-$60.00
to
$8.00-$15.00.
The revised hurdles, which must be maintained for at least 65 consecutive trading days during the applicable vesting period, equated to roughly 170% to 320% of our stock price on the date of modification. The revised hurdles have not yet been achieved.

Annual Bonuses
In February 2020, our Compensation Committee approved cash bonus awards for certain named executive officers as set forth below:

Name	Target Award	Actual Award	Actual Award vs. Target
William Livek	$478,084	$358,563	75%
Bryan Wiener	65,000	48,750	75%
Gregory Fink	292,500	219,375	75%
Carol DiBattiste	308,000	231,000	75%
Christopher Wilson	450,000	337,500	75%
Sarah Hofstetter	42,000	31,500	75%
These bonuses, which replaced annual incentive compensation opportunities for 2019, were intended to reward our continuing executive officers for their achievement of strategic objectives, including strong cost management, achievement of positive adjusted EBITDA
1
, focus on corporate culture and tone at the top, remediation of internal control weaknesses identified in prior years, and enhancement of corporate compliance, security and privacy programs during a time of transition for the company. For Mr. Wiener and Ms. Hofstetter, bonuses were paid at the same level as continuing employees (75% of target), with the target award reflecting a proration through the date of termination, in accordance with their separation agreements. Mr. Livek’s award was prorated for his base salary adjustment in 2019.
Other Compensation Elements
Benefits and Perquisites
We provide the following health and welfare benefits to our executive officers on the same basis as our other U.S. employees:
•	medical and dental insurance;
•	life insurance;
•	short-term and long-term disability insurance; and
•	a 401(k) plan with a company matching feature.
We believe these benefits are consistent with those offered by other companies, including those with whom we compete for executive talent.
In general, we do not provide significant perquisites or other personal benefits to our executive officers, and we do not view perquisites and personal benefits as a material element of our executive compensation program. We occasionally provide benefits, however, for retention purposes; to accommodate specific, and usually temporary, circumstances of executives who do not reside near their work locations; or to primarily serve a business purpose that may result in ancillary personal benefit to the executive. Moreover, as described above, we have provided for reimbursement of attorneys’ fees in certain cases, including in connection with the negotiation of employment or separation terms.

1	We define adjusted EBITDA as net income (loss) plus or minus interest, taxes, depreciation, amortization of intangible assets and finance leases, stock-based compensation expense, charges for matters relating to the prior-year Audit Committee investigation (such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees), other legal proceedings specified in our senior secured convertible notes, settlement of certain litigation, restructuring expense, transaction costs related to the issuance of equity securities, non-cash
impairment charges, and
non-cash
changes in the fair value of financing derivatives, warrants liability and investments in equity securities.

Change of Control and Severance Agreements
Our continuing executive officers are parties to agreements that provide for certain payments and benefits to them in the event of a termination of their employment or a change in control of the company. We believe these arrangements are valuable retention tools that are particularly necessary in an industry, such as ours, where there is frequent market consolidation. We recognize that it is possible that we may be subject to a change in control, and that this possibility could result in a sudden departure or distraction of our key executive officers to the detriment of our business. We believe that these arrangements help to encourage and maintain the continued focus and dedication of our executive officers to their assigned duties to maximize stockholder value, notwithstanding the possibility or occurrence of a change in control of the company. We also believe that these arrangements are necessary to attract and retain critical members of management. These arrangements do not contain any tax reimbursement or tax “gross up” provisions for our executive officers.
The material terms and conditions of our executive change of control and severance agreements are discussed under “Payments Upon Termination or Change in Control” below.
Other Compensation Policies
Stock Ownership Guidelines
In 2018, our Compensation Committee recommended, and our Board of Directors adopted, stock ownership guidelines to further align the long-term interests of our directors and executive officers with those of our stockholders. Under the guidelines, each director is expected to own shares of Common Stock with a value equal to at least five times the director’s annual cash retainer for service on the Board. For executive officers, the Chief Executive Officer is expected to own shares of Common Stock with a value equal to at least five times his or her annual base salary, and the Chief Financial Officer, Chief Operating Officer and other named executives are expected to own shares of Common Stock with a value equal to at least three times their respective annual base salaries. Equity holdings that qualify toward satisfaction of the guidelines include shares underlying vested stock options (less the value of the aggregate exercise price), restricted stock and restricted stock units, and deferred stock units. Awards subject to performance conditions are not counted until such awards are earned. A director or executive officer has five years from the date of becoming subject to the guidelines to achieve compliance and must hold 100% of the net shares acquired upon vesting or exercise of any equity award until he or she has satisfied the guidelines.
Clawback Policy
Our clawback policy provides that (i) if an accounting restatement occurs, the Board will seek to recover (a) any excess incentive-based compensation from an executive officer determined to have committed misconduct resulting in the restatement and (b) any compensation recoverable from the Chief Executive Officer or Chief Financial Officer under Section 304 of the Sarbanes-Oxley Act of 2002; (ii) the Board will seek to recover any incentive-based compensation or other compensation from an executive officer if the compensation was determined to be based on financial results or operating metrics that were satisfied as a result of such executive officer’s knowing or intentional fraudulent or illegal conduct; and (iii) the Board will seek to recover from an executive officer any incentive-based compensation it determines was awarded due to an error in the calculation of such compensation.
Anti-Hedging and Pledging Policy
We maintain a robust anti-hedging and pledging policy, which prohibits our directors, executive officers, their family members and any entities they control from hedging and pledging Comscore equity securities as collateral for a loan or purchasing such securities on margin. More specifically, our policy prohibits covered persons from engaging in any type of hedging transaction with respect to Comscore equity securities, including but not limited to short sales, options (other than options pursuant to our incentive compensation plans), puts, calls, collars and other derivative securities, monetization transactions, prepaid variable forward contracts, equity swaps and exchange funds.
Insider Trading Policy and Preclearance Requirements
Our insider trading policy, which covers all directors, officers and employees of the company, prohibits the unauthorized disclosure of any nonpublic information acquired in the course of service with the company and the misuse of material nonpublic information in securities trading. The policy applies to all transactions involving Comscore securities or the securities of other companies as to which material nonpublic information is obtained in the course of service with Comscore. Moreover, the policy covers any arrangements that affect economic exposure to changes in the prices of these securities, including transactions in derivative securities (such as put or call options), hedging transactions and short sales. The policy also prohibits trading or tipping based on material nonpublic information. We maintain quarterly trading blackout periods for all directors, officers and employees, and we require our directors, officers and employees with access to sensitive information to obtain preclearance for any transaction in Comscore securities, even during open trading windows.
Compensation Risk Assessment
Our Compensation Committee and management have considered whether our current compensation programs for employees create incentives for excessive or unreasonable risks that could have a material adverse effect on the company. This has included consideration of the Audit Committee investigation findings and the internal control weaknesses identified by management in prior years, as well as our decision to specify maximum payouts for incentive compensation, use multiple performance metrics and measurement periods, require Compensation Committee review and validation of results and payouts, grant stock options to executive officers only during open trading windows (following the public release of quarterly earnings information), implement stock ownership guidelines, and maintain a clawback policy that allows for recovery of executive compensation in the event of an accounting restatement or fraud. We believe that our compensation programs, as currently designed, are consistent with practices for our industry and that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the company. In structuring future compensation programs and decisions, the Compensation Committee will continue to monitor whether our risk management objectives are being met with respect to incentivizing our employees. We will also monitor the impact of the
COVID-19
pandemic, which did not affect our 2019 compensation decisions but could affect outcomes and decisions for future periods.
Tax and Accounting Implications
Deductibility of Executive Compensation
Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended, disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers. Pursuant to tax law changes effective in 2018, these executive officers include a public company’s chief executive officer, chief financial officer, and each of the three other most highly-compensated executive officers whose compensation is required to be disclosed to stockholders under the Securities Exchange Act of 1934 in any taxable year. In making compensation decisions, our Compensation Committee may consider the potential effects of Section 162(m) on the compensation paid to our named executive officers.
Accounting for Stock-Based Compensation
We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our stock-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock unit awards, based on the grant date fair value of these awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an award recipient is required to render service in exchange for the award. In making compensation decisions, our Compensation Committee regularly considers the cost of stock-based compensation awards and any proposed modifications to those awards.
Notwithstanding the foregoing discussion, our Compensation Committee believes that its primary responsibility is to provide a compensation program that is consistent with our compensation philosophy and that supports the achievement of our compensation objectives. Therefore, the Compensation Committee retains authority to grant appropriate compensation items or awards to our service providers notwithstanding an adverse tax or accounting treatment for that compensation.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing with the company’s management. Based its review of, and discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this filing.

COMPENSATION COMMITTEE Kathleen Love, Chair Joanne Bradford John Martin
This Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.
Compensation Tables
2019 Summary Compensation Table
The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our principal executive officer during 2019, (ii) all persons serving as our principal financial officer during 2019, (iii) the next two most highly compensated executive officers who were serving as of December 31, 2019 (we had no other executive officers as of December 31, 2019), and (iv) two additional individuals who served as executive officers during 2019 but were not serving as of December 31, 2019. We refer to these individuals as our “named executive officers” elsewhere in this filing. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compen- sation ($) (3)	Total ($)
William Livek (4) Chief Executive Officer and Executive Vice Chairman	2019	477,302		358,563	(5)	1,086,250	504,962	—	203,846	2,630,923
	2018	443,700		—		—	—	377,145	3,595	824,440
	2017	443,700		444,000		—	—	—	3,090	890,790

Dale Fuller (6) Former Interim Chief Executive Officer	2019	797,829	(7)	—		840,274	—	—	64,135	1,702,238

Bryan Wiener (8) Former Chief Executive Officer	2019	133,239		—		1,978,061	—	—	596,048	2,707,348
	2018	337,656		393,750		5,984,838	—	52,500	54,507	6,823,251

Gregory Fink Chief Financial Officer	2019	390,000		719,375	(9)	—	—	—	2,281	1,111,656
	2018	390,000		100,000		1,650,039	—	248,625	3,506	2,392,170
	2017	95,875		73,125		—	—	—	52	169,052

Carol DiBattiste Chief Legal and Compliance Officer	2019	385,000		231,000	(10)	—	—	—	3,513	619,513
	2018	385,000		—		2,602,909	—	261,800	3,333	3,253,042
	2017	355,590		2,008,000		—	—	—	3,320	2,366,910

Christopher Wilson (11) Chief Commercial Officer	2019	264,205		337,500	(12)	2,191,010	730,478	—	139,723	3,662,916

Sarah Hofstetter (13) Former President	2019	114,205		—		545,555	—	—	586,773	1,246,533
	2018	107,386		303,750		2,374,055	—	—	52	2,785,243

Kathryn Bachmann (14) Former Chief Operating Officer	2019	114,015		—		150,019	—	—	131,861	395,895

(1)	Amounts reflected in this column represent the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 5 to the consolidated financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. As described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Amendments to Long-Term Incentive Plan Awards,” the amounts reported in this column for Mr. Wiener, Mr. Wilson and Ms. Hofstetter also include incremental fair value related to modifications of restricted stock unit awards in 2019.

(2)	Amounts reflected in this column represent the aggregate grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 5 to the consolidated financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
(3)	Amounts for 2019 include (a) matching contributions by us to the named executive officers’ 401(k) plan accounts, (b) payment of life insurance and accidental death and dismemberment premiums on behalf of the named executive officers, (c) attorneys’ fees of $200,000 for Mr. Livek, $50,000 for Mr. Wiener, $31,257 for Mr. Wilson and $10,000 for Ms. Hofstetter in connection with employment or separation negotiations, (d) immaterial membership dues (less than $400) for Mr. Livek, (e) consulting fees of $50,000 for Mr. Fuller and $10,546 for Mr. Wilson, (f) a stipend of $14,000 for Mr. Fuller for temporary living expenses, (g) severance benefits of $525,000 for Mr. Wiener, $88,636 for Mr. Wilson, $555,950 for Ms. Hofstetter and $116,667 for Ms. Bachmann, and (h) COBRA benefits of $19,422 for Mr. Wiener, $9,146 for Mr. Wilson, $19,422 for Ms. Hofstetter and $14,566 for Ms. Bachmann.
(4)	Mr. Livek served as our President until May 30, 2018, as a special advisor from May 30, 2018 until November 4, 2019, and as our Chief Executive Officer starting November 4, 2019.
(5)	Amount reflects a cash bonus based on performance in 2019, prorated for Mr. Livek’s base salary adjustment in 2019.
(6)	Mr. Fuller served as a
non-employee
director until March 31, 2019, as our Interim Chief Executive Officer from March 31, 2019 until November 4, 2019, and as a consultant and non-employee
director from November 4, 2019 through
year-end.

(7)	Amount includes $29,647 in director fees earned by Mr. Fuller in 2019 before and after his service as Interim Chief Executive Officer.
(8)	Mr. Wiener served as our Chief Executive Officer from May 30, 2018 until March 31, 2019.
(9)	Amount reflects (a) a cash bonus of $219,375 based on performance in 2019, and (b) a cash bonus of $500,000 contingent on continued employment through December 15, 2019.
(10)	Amount reflects a cash bonus based on performance in 2019.
(11)	Mr. Wilson served as our Chief Revenue Officer until December 31, 2018, as a consultant from January 1, 2019 until April 17, 2019, and as our Chief Commercial Officer starting April 17, 2019.
(12)	Amount reflects a cash bonus based on performance in 2019.
(13)	Ms. Hofstetter served as our President from October 4, 2018 until March 31, 2019.
(14)	Ms. Bachmann served as a non-executive employee until April 17, 2019, and as our Chief Operating Officer from April 17, 2019 until May 29, 2019.
2019 Grants of Plan-Based Awards Table
The following table sets forth information about grants of plan-based awards to our named executive officers during 2019.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (12)
William Livek
RSUs (1)	11/4/2019	—	—	—	175,000	—	—	414,750
PSUs (2)	11/4/2019	70,805	—	425,000	—	—	—	671,500
Stock Options (3)	11/7/2019	—	—	—	—	300,000	3.21	504,962
Dale Fuller
DSUs (4)	11/4/2019	—	—	—	354,546	—	—	840,274
Bryan Wiener
RSUs (5)	3/31/2019	—	—	—	24,988	—	—	506,007
RSUs (6)	3/31/2019	—	—	—	36,347	—	—	736,027
PSUs (7)	3/31/2019	—	36,347	72,694	—	—	—	736,027
Gregory Fink	—	—	—	—	—	—	—	—
Carol DiBattiste	—	—	—	—	—	—	—	—
Christopher Wilson
RSUs (8)	5/22/2019	—	—	—	41,254	—	—	426,979
PSUs (9)	5/22/2019	28,125	—	225,000	—	—	—	1,764,031
Stock Options (10)	5/22/2019	—	—	—	—	150,000	10.35	730,478
Sarah Hofstetter

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (12)
RSUs (6)	3/31/2019	—	—	—	18,417	—	—	372,944
PSUs (7)	3/31/2019	—	8,524	17,048	—	—	—	172,611
Kathryn Bachmann
RSUs (11)	2/13/2019	—	—	—	6,779	—	—	150,019

(1)	This award is a time-based restricted stock unit award granted under our 2018 Equity and Incentive Compensation Plan (the “Plan”) that vests as to one-third
on each of November 4, 2020, November 4, 2021 and November 4, 2022, subject to the named executive officer’s continued employment or service through such vesting dates.
(2)	This award is a performance-based restricted stock unit award granted under the Plan that includes multiple performance periods and becomes eligible to vest on the last day of each three-month period beginning on November 4, 2019 and ending on November 4, 2029, based on achievement of certain stock price hurdles occurring within the applicable performance period. This award has a threshold payout equal to 16.66% and a maximum payout equal to 100%, in each case as applied to the total number of shares denominated in the award. For purposes of this row, the number of shares denominated in this award is reflected in the “Maximum” column.
(3)	This award is a time-based stock option award granted under the Plan that vests as to one-third
on each of November 7, 2020, November 7, 2021 and November 7, 2022, subject to the named executive officer’s continued employment or service through such vesting dates. This award expires on November 7, 2029.
(4)	This award reflects deferred stock units, which are fully vested rights to receive shares of our Common Stock at a future date, granted under the Plan.
(5)	This represents a modification of a time-based restricted unit award originally granted on June 5, 2018 under the Plan. As described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Amendments to Long-Term Incentive Plan Awards,” these time-based restricted stock units were amended on March 31, 2019, resulting in a share-based payment modification under FASB ASC Topic 718. The amount reported in this row for the grant date fair value of this award is the incremental fair value related to the modification.
(6)	This represents a modification of a time-based restricted unit award originally granted on September 7, 2018 (for Mr. Wiener) or October 4, 2018 (for Ms. Hofstetter) under the Plan. As described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Amendments to Long-Term Incentive Plan Awards,” these time-based restricted stock units were amended on March 31, 2019, resulting in a share-based payment modification under FASB ASC Topic 718. The amount reported in this row for the grant date fair value of this award is the incremental fair value related to the modification.
(7)	This represents a modification of a performance-based restricted stock unit award originally granted on September 7, 2018 (for Mr. Wiener) or October 4, 2018 (for Ms. Hofstetter) under the Plan that is eligible to become earned on March 1, 2021 based on achievement of certain revenue and adjusted EBITDA performance goals through the performance period ending December 31, 2020. This award has a threshold payout of 0%, a target payout of 100% and a maximum payout of 200%. This row reflects as “target” the number of shares denominated in the award and as “maximum,” the maximum performance-based restricted stock units that are eligible to become earned. As described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Amendments to Long-Term Incentive Plan Awards,” these performance-based restricted stock units were amended on March 31, 2019, resulting in a share-based payment modification under FASB ASC Topic 718. The amount reported in this row for the grant date fair value of this award is the incremental fair value related to the modification.
(8)	This award is a time-based restricted stock unit award granted under the Plan that vests as to one-third
on each of May 30, 2019, March 1, 2020 and March 1, 2021, subject to the named executive officer’s continued employment or service through such vesting dates.
(9)	This award is performance-based restricted stock unit award granted under the Plan that includes multiple performance periods and becomes eligible to vest on each of the first ten anniversaries of March 1, 2019 and on May 22, 2029, based on achievement of certain stock price hurdles beginning on May 22, 2019 and ending on May 22, 2029. This award, as amended, has a threshold payout equal to 12.50% and a maximum payout equal to 100%, in each case applied to the number of shares denominated in the award. For purposes of this row, the number of shares denominated in this award is reflected in the “Maximum” column. As described below under “Narrative

Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Amendments to Long-Term Incentive Plan Awards,” these performance-based restricted stock units were amended on December 16, 2019, resulting in a share-based payment modification under FASB ASC Topic 718. The amount reported in this row for the grant date fair value of this award also includes $375,781, which is the incremental fair value related to the modification.
(10)	This award is a time-based stock option award granted under the Plan that vests as to one-fourth
on each of May 22, 2020, May 22, 2021, May 22, 2022 and May 22, 2023, subject to the named executive officer’s continued employment or service through such vesting dates. This award expires on May 22, 2029.
(11)	This award is a
sign-on
restricted stock unit award granted under the Plan that would have vested as to one-third
on each of March 1, 2020, March 1, 2021, and March 1, 2022, subject to the named executive officer’s continued employment or service through such vesting date. In connection with Ms. Bachmann’s resignation, this restricted stock unit award was forfeited.
(12)	The amounts shown in this column represent the grant date fair value of equity awards granted to our named executive officers in 2019 computed in accordance with FASB ASC 718, disregarding any potential forfeitures. Additionally, the amounts in this column represent the incremental fair value of the modification on (i) March 31, 2019 relating to each award reported for Bryan Wiener and Sarah Hofstetter and (ii) December 16, 2019 relating to the performance-based restricted stock unit award granted to Chris Wilson in May 2019. With respect to any performance-based restricted stock units included in this column, the amounts are also reflective of the “probable” outcome of vesting determined for accounting purposes. For additional information regarding the assumptions underlying these calculations, please see Note 5 to the consolidated financial statements included in Item 8 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. For additional information regarding the awards reported in this table, please see the section above entitled “Executive Compensation Actions and Decisions for 2019.”
Narrative to 2019 Summary Compensation Table and 2019 Grants of Plan-Based Awards Table
Our stockholders approved our equity incentive plan on May 30, 2018. Prior to this date, we were unable to grant equity awards to our named executive officers in 2016, 2017 or 2018. As a result, awards granted to the named executive officers in 2018 represent both equity compensation opportunities lost in prior periods and normalized long-term incentive awards for 2018. For details about equity incentive awards granted to our named executive officers in 2019, see “Executive Compensation Actions and Decisions for 2019.”
Amendments to Long-Term Incentive Plan Awards
In connection with Mr. Wiener’s and Ms. Hofstetter’s resignations, the Compensation Committee amended the terms of certain outstanding restricted stock unit and performance-based restricted stock unit awards originally granted in 2018, effective as of March 31, 2019, the effective date of their resignations. On December 16, 2019, the Compensation Committee also amended the terms of the performance-based restricted stock award originally granted to Chris Wilson in May 2019. As a result of these amendments, we revalued these awards as of the applicable amendment dates under FASB ASC Topic 718. The incremental value of these modifications is reflected above in the Summary Compensation Table and the Grants of Plan-Based Awards Table.
Dividend Equivalent Rights
The restricted stock unit awards, performance-based restricted stock unit awards, and deferred stock unit awards granted to our named executive officers in 2018 and 2019 include tandem dividend equivalent rights. These rights provide our named executive officers with the opportunity to be credited with an additional amount of cash that is equal to the amount of per-share
cash dividends, if any, that are paid to our stockholders between the date of grant and the date of settlement (or forfeiture) of the particular award. These credited dividend equivalent amounts are subject to the same terms and conditions (including vesting, payment, and forfeitability) that apply to the underlying shares subject to the award. We did not pay any cash dividends in 2018 or 2019.
Other material terms of the equity awards granted to our named executive officers in 2019 are described in more detail in the notes to the Grants of Plan-Based Awards Table and under “Compensation Discussion and Analysis – Executive Compensation Actions and Decisions for 2019”
above.
Compensation Mix
The ratio of Mr. Livek’s base salary and bonus in proportion to his total compensation earned for 2019 was 32%, and the average ratio of the salary and bonuses earned by the other named executive officers to their total compensation earned for 2019 was 43%.

These ratios are expected to change in future years that do not involve the same level of transition in our executive team. Please see the Compensation Discussion and Analysis section of this filing for a description of the objectives of our compensation program and our overall compensation philosophy.
2019 Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information concerning outstanding equity awards held by the named executive officers as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised and Exercisable Options (#)		Number of Securities Underlying Unexercised and Unexercisable Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
William Livek	184,000	(4)	—	25.86	12/23/2020	—	—	—	—
	102,350	(5)	—	11.56	11/6/2021	—	—	—	—
	—		300,000	3.21	11/7/2029	—	—	—	—
	—		—	—	—	175,000	864,500	70,805	349,777
Dale Fuller	—		—	—	—	—	—	—	—
Bryan Wiener	—		—	—	—	—	—	36,347	179,554
Gregory Fink	—			—	—	35,762	176,664	16,502	81,520
Carol DiBattiste	—		—	—	—	53,275	263,179	16,502	81,520
Christopher Wilson	—		150,000	10.35	5/22/2029	—	—	—	—
	46,000	(5)	—	17.55	4/4/2022	—	—	—	—
	—		—	—	—	67,250	332,215	28,125	138,938
Sarah Hofstetter	—		—	—	—	—	—	8,524	42,109
Kathryn Bachmann	—		—	—	—	—	—	—	—

(1)	The awards reported in this column reflect time-based restricted stock unit awards, which vest as set forth in the following table, subject to the named executive officer’s continued employment or service through such vesting dates:

Name	Number of RSUs	Remaining Vesting Schedule
William Livek	175,000	One-third on each of November 4, 2020, November 4, 2021 and November 4, 2022
Gregory Fink	16,508	One-half on each of November 15, 2020 and November 15, 2021
	2,752	One-half on each of May 15, 2020 and May 15, 2021
	16,502	One-half on each of March 1, 2020 and March 1, 2021
Carol DiBattiste (a)	22,758	One-half on each of January 30, 2020 and January 30, 2021
	12,377	100% on March 1, 2020
	1,638	100% on March 1, 2020
	16,502	One-half on each of March 1, 2020 and March 1, 2021
Christopher Wilson	4,946 9,165 5,000 27,503	100% on January 28, 2020 100% on January 28, 2020 100% on February 15, 2020 One-half on each of March 1, 2020 and March 1, 2021
	20,636	One-half on each of August 15, 2020 and August 15, 2021

(a)	The performance-based restricted stock unit award granted to Ms. DiBattiste in 2018 which included a performance period that ended on December 31, 2019 became vested as to performance with respect to 1,638 shares. These shares remained subject to continued time-based vesting requirements through March 1, 2020 and are accordingly reported as outstanding time-based awards for purposes of this table. The remaining shares subject to the original performance-based restricted stock unit award were forfeited.

(2)	Amounts in these columns reflect the market value of shares or units of stock reported in the preceding column that have not vested, computed based on the closing price of our Common Stock as reported on the Nasdaq Global Select Market on December 31, 2019, which was $4.94 per share.
(3)	The awards reported in this column reflect (i) for awards granted during 2018, the target number of performance-based restricted stock units which become eligible to be earned based on achievement of certain revenue and adjusted EBITDA performance goals subject to the named executive officer’s continued employment or service through the end of the applicable performance period and (ii) for awards granted during 2019, the threshold number of performance-based restricted stock unit awards which become eligible to be earned based on achievement of certain stock price hurdles subject to the named executive officer’s continued employment or service through the date of achievement of the applicable stock price hurdle during the applicable performance period. The awards described in clause (i) are reported at target because the performance metrics, while established by assuming certain multiyear growth rates over a three-year period, are measured by reference to final-year (2020) annual performance, for which achievement through December 31, 2019 was not applicable, and because there is no threshold value under these awards. The awards described in clause (ii) are reported at threshold because the threshold level of performance had not been achieved as of December 31, 2019. The following table sets forth the end of the applicable performance period for each award with respect to the number of performance-based restricted stock units reflected in this column:

Name	Number of PSUs	Performance Period End Date
William Livek	70,805	November 4, 2029
Bryan Wiener (a)	36,347	December 31, 2020
Gregory Fink	16,502	December 31, 2020
Carol DiBattiste	16,502	December 31, 2020
Christopher Wilson	28,125	May 22, 2029
Sarah Hofstetter (b)	8,524	December 31, 2020

(a)	As described below under “Payments Upon Termination or Change in Control—Wiener Separation Agreement,” in connection with Mr. Wiener’s resignation, the service requirement with respect to these performance-based restricted stock units was deemed satisfied and such performance-based restricted stock units remain eligible to be earned subject to achievement of the applicable performance goals.
(b)	As described below under “Payment Upon Termination or Change in Control—Hofstetter Separation Agreement,” in connection with Ms. Hofstetter’s resignation, the service requirement with respect to these performance-based restricted stock units was deemed satisfied and such performance-based restricted stock units remain eligible to be earned subject to achievement of the applicable performance goals.
(4)	Award granted under the Rentrak Corporation 2005 Stock Incentive Plan and assumed by the company on January 29, 2016 in connection with the Rentrak merger.
(5)	Award granted under the Rentrak Corporation 2011 Stock Incentive Plan and assumed by the company on January 29, 2016 in connection with the Rentrak merger.
2019 Option Exercises and Stock Vested
The following table sets forth certain information concerning the number of shares our named executive officers acquired and the value they realized upon vesting of stock awards during 2019. Values are shown before payment of any applicable withholding taxes or brokerage commissions. None of our named executive officers exercised options in 2019. The values reported in the table below may not represent the actual amounts received by the executive upon settlement of the awards due to the delayed delivery of shares.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
William Livek	3,334	75,882
Dale Fuller (2)	365,936	936,406
Bryan Wiener (3)	97,682	2,080,559
Gregory Fink	17,881	237,417
Carol DiBattiste	32,006	696,162
Christopher Wilson	47,147	569,237
Sarah Hofstetter (4)	39,464	858,499
Kathryn Bachmann	—	—

(1)	The value realized on vesting is calculated by multiplying the number of shares of stock or units by the closing price of the underlying shares on the vesting date.
(2)	The value of the awards reported in this row include (a) $840,274 representing 354,546 deferred stock units that were fully vested on the date of grant but do not become payable to Mr. Fuller until a change of control of the company or six months after Mr. Fuller’s separation from service, and (b) $96,132 representing 11,390 restricted stock units that were granted for Mr. Fuller’s service as a non-employee
director prior to becoming Interim Chief Executive Officer and that fully vested on June 10, 2019 but did not become payable until Mr. Fuller’s separation from service, which occurred on January 10, 2020, when the value of the award was $56,950.
(3)	The value of the awards reported in this row include (a) $506,007 representing 24,988 restricted stock units that were fully vested on March 31, 2019 but did not become payable to Mr. Wiener until October 2, 2019, when the value of the award was $48,227, (b) $736,027 representing 36,347 restricted stock units that were fully vested on March 31, 2019 but did not become payable to Mr. Wiener until October 15, 2019, when the value of the award was $68,332, and (c) $838,525 representing 36,347 restricted stock units that were fully vested on March 1, 2019 but did not become payable to Mr. Wiener until October 4, 2019, when the value of the award was $74,511.
(4)	The value of the awards reported in this row include (a) $372,944 representing 18,417 restricted stock units that were fully vested on March 31, 2019 but did not become payable to Ms. Hofstetter until October 7, 2019, when the value of the award was $40,886, and (b) $485,554 representing 21,047 restricted stock units that were fully vested on March 1, 2019 but did not become payable to Ms. Hofstetter until October 9, 2019, when the value of the award was $45,462.
2019
Non-Qualified
Deferred Compensation Table

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (2)
Dale Fuller	Deferred Stock Units and Deferred RSUs (3)	—	936,406	871,318	—	1,807,724
Bryan Wiener	Deferred RSUs (4)			(309,613)	50,978

(1)	This column represents the aggregate earnings (or losses) for 2019 for equity awards that vested in one tax year but whose settlement was deferred to a subsequent tax year. The earnings (or loss) amount for these awards represents an estimate of annual earnings with respect to vested but unpaid and deferred shares and is based on the difference in closing price per share of our Common Stock of (a) in the case of Mr. Fuller, (i) $8.44 as of June 10, 2019 (for the 11,390 shares deferred under the 2018 director restricted stock unit award) and $2.37 as of November 4, 2019 (for the 354,546 deferred stock units granted in 2019) and (ii) $4.94 as of December 31, 2019, multiplied by the number of vested but deferred shares that were subject to these awards as of December 31, 2019, as described in more detail in Note 2 to this table below, and (b) in the case of Mr. Wiener, (i) $14.43 as of January 1, 2019 and (ii) $2.04 as of October 11, 2019, multiplied by the number of restricted stock units that were vested but deferred as of October 11, 2019, as described in more detail in Note 4 to this table below.
(2)	This column reflects the total value of the 365,936 vested but deferred common shares held by Mr. Fuller in 2019. The value is computed based on the closing price of our Common Stock as reported on the Nasdaq Global Select Market on December 31, 2019, which was $4.94 per share. These deferred common shares are included in the 2019 Option Exercises and Stock Vested Table above. The award of 354,546 deferred stock units granted in 2019 has also been included in the Summary Compensation Table for 2019 with a grant date fair value of $840,274.
(3)	These deferred common shares include two separate awards that were vested in 2019 but with a deferred payout following 2019. These common shares do not become payable to Mr. Fuller until the earlier of Mr. Fuller’s separation from service (or with respect to Mr. Fuller’s deferred stock unit award granted on November 4, 2019, six months after Mr. Fuller’s separation from service) or a change of control of the company.
(4)	Mr. Wiener’s deferred restricted stock units represent an award that vested in 2018 but with a deferred payout following 2018. The common shares underlying the award became payable to Mr. Wiener in connection with his resignation from the company. The amount reported in this row for Aggregate Withdrawals/Distributions represents the amount realized by Mr. Wiener upon settlement of this award on October 11, 2019.

Payments Upon Termination or Change in Control
Livek Change of Control and Severance Agreement
Mr. Livek is a party to a change of control and severance agreement (the “Livek Agreement”). The Livek Agreement has a three-year initial term with automatic three-year renewals thereafter, and in the event of a change of control, will continue in effect through the longer of the date that is 12 months following the effective date of the change of control or the remainder of the term then in effect. The Livek Agreement provides that if we terminate Mr. Livek without “cause” or Mr. Livek resigns for “good reason” (each as described below), then, subject to compliance with certain post-employment covenants and execution and non-revocation
of a release of claims in favor of the company, Mr. Livek would be eligible to receive (i) accrued but unpaid vacation, expense reimbursements, wages and other benefits due under our compensation plans, policies and arrangements (the “Accrued Amounts”); (ii) reimbursement of COBRA premiums (or an equivalent cash distribution if the severance period exceeds the permitted COBRA participation period) for two years; and (iii) two times Mr. Livek’s annual base salary, payable over two years in accordance with our normal payroll practices (or if such termination is on or within 12 months following a change of control, in a lump sum).
Additionally, if (a) Mr. Livek has remained employed or continued to provide services through the first anniversary of the date of a change of control or (b) we terminate Mr. Livek without cause or Mr. Livek resigns for good reason on or within 12 months following a change of control, then, in each case and except as otherwise described below under “Livek 2019 Equity Agreements,” all of Mr. Livek’s outstanding and unvested equity awards held as of the date of a change of control will vest in full.
Under the Livek Agreement, “cause” is defined as Mr. Livek’s indictment, plea of nolo contendere or conviction of any felony or any crime involving dishonesty; material breach of duties or a company policy; or commission of any act of dishonesty, embezzlement, theft, fraud or misconduct with respect to the company, any of which in the good faith and reasonable determination of the Board or the Compensation Committee is materially detrimental to the company, its business or its reputation. “Good reason” is defined as Mr. Livek’s termination of employment within 90 days after the expiration of a specified cure period following the occurrence of one or more of the following: (i) a material diminution in his base compensation (unless done for all of our senior-level executives); (ii) a material reduction of his authority or responsibilities or, following a change of control, a change in his reporting position; or (iii) a relocation of his primary workplace of more than 50 miles.
In the event that the payments or benefits under the Livek Agreement (i) would constitute “parachute payments” within the meaning of Section 280G of the Code and (ii) would subject Mr. Livek to an excise tax under Section 4999 of the Code, then, depending on which method produces the largest net after-tax
benefit for Mr. Livek, the payments shall either be: (a) reduced to the level at which no excise tax applies or (b) paid in full, which would subject Mr. Livek to the excise tax.
Livek 2019 Equity Awards
In 2019, Mr. Livek was granted equity awards in the form of stock options, restricted stock units (“RSUs”), and performance-based RSUs (“PRSUs”). Each of these award agreements provides for certain treatment upon a qualifying termination of employment and/or change of control. The award agreements evidencing the grant of options and RSUs to Mr. Livek in 2019 both provide that if we terminate Mr. Livek without “cause” or if Mr. Livek resigns for “good reason” (both terms as defined in the Livek Agreement) within one year following a change of control, the applicable equity award will become fully vested. The award agreement evidencing the grant of PRSUs to Mr. Livek in 2019 provides that (a) if we terminate Mr. Livek without “cause” or if Mr. Livek resigns or terminates employment as a result of death or “disability” (both terms as defined in the Livek Agreement), the PRSUs will become vested based on actual achievement of the stock price hurdle during the period beginning on the most recent vesting date preceding the date of termination and ending on the date of such termination, and (b) if a change of control occurs, the PRSUs will become vested by applying the per-share
price paid in connection with the change of control as the stock price hurdle for purposes of determining attainment of performance goals.
Livek 2019 Letter Agreement
In connection with his appointment as Chief Executive Officer, we and Mr. Livek entered into a letter agreement on November 4, 2019 (the “Livek 2019 Letter Agreement) pursuant to which Mr. Livek is eligible to receive a one-time
bonus of at least $1,000,000 (either individually or as part of a larger pool for executive officers or employees) upon the successful completion of a refinance of all or substantially all of our outstanding senior secured convertible notes, subject to Mr. Livek’s continued

employment through such refinance, provided that if we terminate Mr. Livek without “cause” or if Mr. Livek resigns for “good reason” (both terms as defined in the Livek Agreement) within the
90-day
period preceding the completion of the refinance, Mr. Livek will remain eligible to receive the bonus upon the completion of the refinance. Upon the consummation of a change in control (as defined in the Plan, but provided that the occurrence of clause (b) (relating to a majority change in the incumbent board) or (d) (relating to stockholder approval of a dissolution of the company) of such definition shall not be treated as a change in control for purposes of the Livek 2019 Letter Agreement), Mr. Livek will receive a one-time
bonus of $1,000,000, plus an additional
one-time
bonus based on specified percentages (ranging from 0.30% to 0.32%) of the gross transaction proceeds (but no more than $4,000,000) resulting from such change in control so long as the change in control results in gross transaction proceeds of at least $500 million. Each bonus payable upon the consummation of a change in control is generally subject to Mr. Livek’s continued employment through such change in control, provided that if we terminate Mr. Livek without cause or if Mr. Livek resigns for good reason within the
90-day
period preceding the consummation of the change in control, Mr. Livek will remain eligible to receive such bonus upon the consummation of such change in control.
Other NEO Change of Control and Severance Agreements
Each of Messrs. Fink and Wilson and Ms. DiBattiste is a party to a change of control and severance agreement (the “Other NEO Agreements”). The Other NEO Agreements have a three-year initial term with automatic one-year
renewals thereafter, and in the event of a change of control will continue in effect through the longer of the date that is 12 months following the effective date of the change of control or the remainder of the term then in effect. The Other NEO Agreements provide that if we terminate the executive without “cause” or the executive resigns for “good reason” (each as described below), then, subject to compliance with certain post-employment covenants and execution and non-revocation
of a release of claims in favor of the company, the executive would be eligible to receive (i) all Accrued Amounts; (ii) reimbursement of COBRA premiums (or an equivalent cash distribution if the severance period exceeds the permitted COBRA participation period) for one year (or 15 months for Mr. Fink); and (iii) the following severance payments, depending on the time of termination or resignation:

Time of Termination or Resignation
Severance Benefit	Prior to a Change of Control	On or Within 12 Months Following a Change of Control
Cash Severance
For Ms. DiBattiste and Mr. Wilson: The sum of the executive’s (A) annual base salary and (B) target short-term incentive award, paid over one year in accordance with our normal payroll practices.

For Mr. Fink: 1.25 times the sum of the executive’s (A) annual base salary and (B) target short-term incentive award, paid over 15 months in accordance with our normal payroll practices.

For Ms. DiBattiste and Mr. Wilson: The sum of the executive’s (A) annual base salary and (B) target short-term incentive award, paid 60 days following termination.

For Mr. Fink: 1.25 times the sum of the executive’s (A) annual base salary and (B) target short-term incentive award, paid 60 days following termination.

Current Year Short-Term Incentive Award	Pro-rata portion based on actual performance through the end of the applicable year, paid at the time short-term incentive awards are paid to other senior executives.
Pro-rata
portion of the greater of (A) the executive’s target short-term incentive award for the year of termination and (B) the projected full-year short-term incentive award, paid 60 days following termination.

Time-Based Equity Acceleration	None.	Full acceleration.

Time of Termination or Resignation
Severance Benefit	Prior to a Change of Control	On or Within 12 Months Following a Change of Control

Performance-Based Equity Acceleration	None.
Except as otherwise described below under “Wilson 2019 PRSU Award,” acceleration as to the greater of (A) the target number of shares subject to the applicable equity award or (B) if 50% of the performance period has elapsed, the projected number of shares that would have been earned through the end of the performance period.

Under the Other NEO Agreements, “cause” is defined as the executive’s indictment, plea of nolo contendere or conviction of any felony or any crime involving dishonesty; material breach of duties or a company policy (that is not cured by the executive within 30 days following written notice); or commission of any act of dishonesty, embezzlement, theft, fraud or misconduct with respect to the company, any of which in the good faith and reasonable determination of the Board of Directors or the Compensation Committee is materially detrimental to the company, its business or its reputation. With respect to severance benefits related to short-term incentive awards under the Other NEO Agreements and equity awards granted on or after September 4, 2018, “good reason” is defined as an executive’s termination of employment within 90 days after a specified cure period following the occurrence of one or more of the following: (i) a material diminution in the executive’s base compensation (unless done for all of our senior-level executives); (ii) a relocation of the executive’s primary workplace of over 50 miles; or (iii) with respect to Mr. Fink and Ms. DiBattiste, a material diminution in the executive’s authority or responsibilities. For purposes of all other severance and other benefits (including all equity awards granted prior to September 4, 2018), “good reason” is defined as an executive’s termination of employment within 90 days after a specified cure period following the occurrence of one or more of the following: (i) a material diminution in the executive’s base compensation (unless such diminution applies to all senior-level executives); (ii) a material reduction of the executive’s authority or responsibilities or, following a change of control, a change in the executive’s reporting position; or (iii) a relocation of the executive’s primary workplace of over 50 miles. Termination will not be considered for “good reason” if the compensation is subject to any clawback provisions.
In the event that the payments or benefits under the Other NEO Agreements (i) would constitute “parachute payments” within the meaning of Section 280G of the Code and (ii) would subject the executive to the excise tax imposed by Section 4999 of the Code, then, depending on which method produces the largest net after-tax
benefit for the executive, the payments shall either be: (a) reduced to the level at which no excise tax applies or (b) paid in full, which would subject the individual to the excise tax.
Wilson 2019 PRSU Award
In 2019, Mr. Wilson was granted PRSUs that provide for certain treatment upon a qualifying termination of employment and/or change of control. The award agreement evidencing the grant of PRSUs to Mr. Wilson in 2019 provides that (a) if we terminate Mr. Wilson without “cause” or if Mr. Wilson resigns or terminates employment as a result of death or “disability” (both terms as defined in the Other NEO Agreement), the PRSUs will become vested based on actual achievement of the stock price hurdle during the period beginning on the most recent vesting date preceding the date of termination and ending on the date of such termination, and (b) if a change of control occurs, the PRSUs will become vested by applying the per-share
price paid in connection with the change of control as the stock price hurdle for purposes of determining attainment of performance goals.
Fuller Equity Awards
In connection with his service as Interim Chief Executive Officer, Mr. Fuller received a deferred stock unit award (the “
DSU Award
”) on November 4, 2019. Pursuant to the terms of the DSU Award, the DSU Award was fully vested on the date of grant and will be delivered to Mr. Fuller in shares of Common Stock upon the earlier of a change in control or six months following Mr. Fuller’s separation from service with the company. Additionally, in connection with his service as a non-employee
director of the company, Mr. Fuller was granted a restricted stock unit award (the “
Fuller Director Award
”) on July 2, 2018. Pursuant to the terms of the Fuller Director Award, the restricted stock units fully vested on June 10, 2019 and were scheduled to be delivered to Mr. Fuller in shares of Common Stock upon the earlier of a change of control or a separation from service with the company. In connection with Mr. Fuller’s resignation from our Board on January 10, 2020, shares of Common Stock were delivered to Mr. Fuller in January 2020 in settlement of the Fuller Director Award.

Wiener Separation Agreement
In connection with Mr. Wiener’s resignation, the company and Mr. Wiener entered into a Separation Agreement on March 31, 2019 (the “Wiener Separation Agreement”). Pursuant to the terms of the Wiener Separation Agreement, Mr. Wiener received or will receive: (i) a cash payment of $1,050,000, less applicable taxes and withholdings, half of which was paid in installments over the six-month
period following his termination of employment and the other half of which was paid in a lump sum in March 2020, (ii) a target bonus for 2019 of $65,000, subject to achievement of applicable performance goals, (iii) reimbursement of the cost of continued health coverage under our group health plans pursuant to COBRA for a period of up to 18 months, (iv) reimbursement of $50,000 of legal expenses in connection with negotiating the Wiener Separation Agreement, (v) accelerated vesting of 61,335 outstanding restricted stock units, and (vi) satisfaction of the service requirement with respect to 36,347 outstanding performance-based restricted stock units, which will remain eligible to be earned subject to achievement of the applicable performance goals.
Under the Wiener Separation Agreement, Mr. Wiener agreed to a comprehensive release of claims in favor of the company and its affiliates. Mr. Wiener also reaffirmed his commitment to be bound by restrictive covenants regarding confidential information, non-disparagement,
non-competition
and
non-solicitation.
Hofstetter Separation Agreement
In connection with Ms. Hofstetter’s resignation, the company and Ms. Hofstetter entered into a Separation Agreement on March 31, 2019 (the “Hofstetter Separation Agreement”). Pursuant to the terms of the Hofstetter Separation Agreement, Ms. Hofstetter received or will receive: (i) a cash payment of $450,000, less applicable taxes and withholdings, which was paid in installments over the
12-month
period following her termination of employment, (ii) a target bonus for 2019 of $42,000, subject to achievement of applicable performance goals, (iii) reimbursement of the cost of continued health coverage under our group health plans pursuant to COBRA for 12 months, (iv) reimbursement of $10,000 of legal expenses in connection with negotiating the Hofstetter Separation Agreement, (v) an additional cash payment of $218,450, less applicable taxes and withholdings, which was paid in a lump sum in 2019, (vi) accelerated vesting of 18,417 outstanding restricted stock units, and (vii) satisfaction of the service requirement with respect to 8,524 outstanding performance-based restricted stock units, which will remain eligible to be earned subject to achievement of the applicable performance goals.
Under the Hofstetter Separation Agreement, Ms. Hofstetter agreed to a comprehensive release of claims in favor of the company and its affiliates. Ms. Hofstetter also reaffirmed her commitment to be bound by restrictive covenants regarding confidential information, non-disparagement,
non-competition
and
non-solicitation.
Bachmann Separation Agreement
In connection with Ms. Bachmann’s resignation, the company and Ms. Bachmann entered into a Separation Agreement on May 28, 2019 (the “Bachmann Separation Agreement”). Pursuant to the terms of the Bachmann Separation Agreement, Ms. Bachmann received: (i) a lump sum cash payment of $116,667, less applicable taxes and withholdings, which was paid in 2019, and (ii) payments of the cost of continued health coverage under our group health plans pursuant to COBRA through December 31, 2019.
Under the Bachmann Separation Agreement, Ms. Bachmann agreed to a comprehensive release of claims in favor of the company and its affiliates. Ms. Bachmann also reaffirmed her commitment to be bound by restrictive covenants regarding confidential information, non-competition
and
non-solicitation.

Payments Upon Termination of Employment for Departing Named Executive Officers
The following table quantifies the actual payments and benefits that we provided to Messrs. Wiener and Fuller and Ms. Hofstetter and Ms. Bachmann in connection with their termination of employment, pursuant to the terms of their respective agreements.

Executive	Cash Payments ($)		COBRA Benefits ($) (1)	Accelerated Equity ($)		Other Payments ($) (2)
Bryan Wiener	1,098,750	(3)	41,271	1,242,034	(4)	50,000
Dale Fuller	—		—	—	(5)	—
Sarah Hofstetter	699,950	(6)	26,705	372,944	(7)	10,000
Kathryn Bachmann	116,667	(8)	14,566	—		—

(1)	Represents the full amount of COBRA reimbursements payable under the named executive officer’s separation agreement. For purposes of this disclosure, we have assumed that (i) the named executive officer elected continuation healthcare coverage under COBRA for the full severance period and (ii) the reimbursement right has not ceased due to employment of the named executive officer with another employer. For the portion representing COBRA reimbursements payable in 2019, the amount includes the actual amount paid to the named executive officer in 2019.
(2)	Represents the amount paid for the named executive officer’s legal expenses in connection with the negotiation of the executive’s separation agreement.
(3)	Represents a cash payment of (i) $1,050,000 (half of which was paid in a lump sum in March 2020) and (ii) $48,750 (representing a portion of Mr. Wiener’s annual incentive opportunity for his service through March 31, 2019).
(4)	Represents 24,988 of the outstanding and unvested time-based restricted stock units that were granted to Mr. Wiener as part of his sign-on
equity award on June 5, 2018 and 36,347 of the outstanding and unvested time-based restricted stock units that were granted to Mr. Wiener as part of his 2018 long-term incentive equity award on September 7, 2018, each of which vested on March 31, 2019, in connection with Mr. Wiener’s termination of employment, calculated for purposes of this column by multiplying the number of such shares by the closing price per share of our Common Stock on March 31, 2019, which was $20.25 per share. All other outstanding and unvested time-based restricted stock units held by Mr. Wiener were forfeited upon his termination date. Additionally, 36,347 of the performance-based restricted stock units originally granted to Mr. Wiener on September 7, 2018 remained outstanding following his termination and continue to vest. The table above does not include amounts that would be realized from this continued vesting of awards, but rather reflects only the awards that were accelerated.
(5)	Mr. Fuller was granted an award of 354,546 deferred stock units on November 4, 2019 that was fully vested on the date of grant but does not become payable to Mr. Fuller until the earlier of a change of control of the company or six months after Mr. Fuller’s separation from service. Additionally, Mr. Fuller held 11,390 vested stock units that were granted to him in connection with his service as a non-employee
director prior to becoming Interim Chief Executive Officer that did not become payable until Mr. Fuller’s separation from service. Although Mr. Fuller’s employment terminated and he was no longer an executive officer of the company on November 4, 2019, these amounts were not yet payable on December 31, 2019 because he was serving as a director and consultant for the company on December 31, 2019.
(6)	Represents a cash payment of (i) $450,000 (representing one year of base salary), (ii) $31,500 (representing a portion of Ms. Hofstetter’s annual incentive opportunity for her service through March 31, 2019) and (iii) $218,450 (representing the unpaid portion of Ms. Hofstetter’s cash sign-on
bonus).
(7)	Represents 18,417 of the outstanding and unvested time-based restricted stock units that were granted to Ms. Hofstetter as part of her sign-on
equity award on October 4, 2018 that vested on March 31, 2019, in connection with Ms. Hofstetter’s termination of employment, calculated for purposes of this column by multiplying the number of such shares by the closing price per share of our Common Stock on March 31, 2019 which was $20.25 per share. Additionally, 8,524 of the performance-based restricted stock units originally granted to Ms. Hofstetter on October 4, 2018 remained outstanding following her termination and continue to vest. The table above does not include amounts that would be realized from this continued vesting of awards, but rather reflects only the awards that were accelerated.
(8)	Represents a lump sum cash payment of $116,667 (representing four months of base salary).

Potential Payments Upon Termination or Change of Control for Remaining Named Executive Officers
The following tables show the value of the potential payments that each named executive officer would have received in various scenarios involving a termination of his or her employment or change of control event, assuming a December 31, 2019 triggering date and, where applicable, a price per share for our Common Stock of $4.94 (the closing price of our Common Stock on the Nasdaq Global Select Market on December 31, 2019).
William Livek

Payments Upon Termination	Voluntary Termination ($)	Termination by Employee for Good Reason ($)		Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Double-Trigger Change of Control Event ($) (1)
Severance Payments	—	1,300,000		1,300,000		—	1,300,000
Transaction Bonus	—	1,000,000	(2)	1,000,000	(2)	—	1,000,000	(3)
COBRA Benefits (4)	—	38,679		38,679		—	38,679
Equity Acceleration (5)	—	—		—		—	1,383,500

Total	—	2,338,679		2,338,679		—	3,722,179

(1)	Represents the amount payable if Mr. Livek were terminated without cause or resigned for good reason on or within 12 months after a change of control.
(2)	Represents the minimum bonus payable under the Livek 2019 Letter Agreement if we terminate Mr. Livek without cause or if Mr. Livek resigns for good reason, as applicable, within the
90-day
period preceding the completion of a refinancing transaction described in the Livek 2019 Letter Agreement.
(3)	Represents the minimum bonus payable under the Livek 2019 Letter Agreement if we terminate Mr. Livek without cause or if Mr. Livek resigns for good reason within the
90-day
period preceding the consummation of a change in control.
(4)	Represents the amount payable if Mr. Livek elected continuation healthcare coverage under COBRA for the full 24-month severance period.
(5)	Represents (i) the fair market value of unvested time-based restricted stock unit awards and (ii) the difference between the fair market value of the common shares underlying unvested options and the exercise price of such options, in each case, the vesting of which would have accelerated if Mr. Livek were terminated without cause or resigned for good reason on or within 12 months after a change of control, or if he remained employed by or continued to provide services to the company through the one-year
anniversary of a change of control. The value of accelerated vesting of Mr. Livek’s performance-based restricted stock unit award granted to him in 2019 is not included in these amounts because the stock price hurdles would not have been achieved assuming a termination or change of control occurring on December 31, 2019.
Gregory Fink

Payments Upon Termination	Voluntary Termination ($)	Termination by Employee for Good Reason ($)	Involuntary Termination without Cause ($)	Involuntary Termination for Cause ($)	Double-Trigger Change of Control Event ($) (1)
Severance Payments	—	853,125	853,125	—	853,125
Short-Term Incentive (2)	—	219,375	219,375	—	219,375
COBRA Benefits (3)	—	33,599	33,599	—	33,599
Equity Acceleration (4)	—	—	—	—	258,184

Total	—	1,106,099	1,106,099	—	1,364,283

(1)	Represents the amount payable if Mr. Fink were terminated without cause or resigned for good reason on or within 12 months after a change of control.
(2)	Represents a pro-rata portion of the applicable short-term incentive amount, which pro rata portion is equal to 100% of such amount assuming the termination occurred on December 31, 2019.
(3)	Represents the amount payable if Mr. Fink elected continuation healthcare coverage under COBRA for the full severance period.

(4)	Represents the fair market value of (i) unvested time-based restricted stock unit awards and (ii) the target amount of performance-based restricted stock unit awards, the vesting of which would have accelerated if Mr. Fink were terminated without cause or resigned for good reason on or within 12 months after a change of control.
Carol DiBattiste

Payments Upon Termination	Voluntary Termination ($)	Termination by Employee for Good Reason ($)	Involuntary Termination without Cause ($)	Involuntary Termination for Cause ($)	Double-Trigger Change of Control Event ($) (1)
Severance Payments	—	693,000	693,000	—	693,000
Short-Term Incentive (2)	—	231,000	231,000	—	231,000
COBRA Benefits (3)	—	7,821	7,821	—	7,821
Equity Acceleration (4)	—	—	—	—	344,698

Total	—	931,821	931,821	—	1,276,519

(1)	Represents the amount payable if Ms. DiBattiste were terminated without cause or resigned for good reason on or within 12 months after a change of control.
(2)	Represents a pro-rata portion of the applicable short-term incentive amount, which pro-rata portion is equal to 100% of such amount assuming the termination occurred on December 31, 2019.
(3)	Represents the amount payable if Ms. DiBattiste elected continuation healthcare coverage under COBRA for the full severance period.
(4)	Represents the fair market value of (i) unvested time-based restricted stock unit awards, (ii) the target amount of outstanding performance-based restricted stock unit awards, and (iii) the number of shares performance-vested under performance-based restricted stock unit awards whose performance period ended on December 31, 2019 (determined based on actual performance through the end of such performance period), which remained unvested as to time-based vesting requirements as of December 31, 2019, the vesting of all of which would have accelerated if Ms. DiBattiste were terminated without cause or resigned for good reason on or within 12 months after a change of control.
Christopher Wilson

Payments Upon Termination	Voluntary Termination ($)	Termination by Employee for Good Reason ($)	Involuntary Termination without Cause ($)	Involuntary Termination for Cause ($)	Double-Trigger Change of Control Event ($) (1)
Severance Payments	—	825,000	825,000	—	825,000
Short-Term Incentive (2)	—	337,500	337,500	—	337,500
COBRA Benefits (3)	—	28,561	28,561	—	28,561
Equity Acceleration (4)	—	—	—	—	332,215

Total	—	1,191,061	1,191,061	—	1,523,276

(1)	Represents the amount payable if Mr. Wilson were terminated without cause or resigned for good reason on or within 12 months after a change of control.
(2)	Represents a pro-rata portion of the applicable short-term incentive amount, which pro-rata portion is equal to 100% of such amount assuming the termination occurred on December 31, 2019.
(3)	Represents the amount payable if Mr. Wilson elected continuation healthcare coverage under COBRA for the full severance period.
(4)	Represents the fair market value of unvested time-based restricted stock unit awards, the vesting of which would have accelerated if Mr. Wilson were terminated without cause or resigned for good reason on or within 12 months after a change of control. The value of accelerated vesting of Mr. Wilson’s performance-based restricted stock unit award granted to him in 2019 is not included in these amounts because the stock price hurdles would not have been achieved assuming a termination or change of control occurring on December 31, 2019. The value of accelerated vesting of Mr. Wilson’s unvested options is not included in these amounts because the exercise price of the options was greater than the closing price of our Common Stock on December 31, 2019.
Pay Ratio Disclosure
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation
 S-K,
we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Livek, our Chief Executive Officer as of December 31, 2019.

For 2019, the ratio of the annual total compensation of Mr. Livek, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 35 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
 S-K,
using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2019 (the “Determination Date”).
CEO Compensation for purposes of this disclosure represents annualized compensation for Mr. Livek for 2019, which (following annualization) was $2,932,558. This amount includes Mr. Livek’s sign-on
equity awards based on the full grant-date fair value, calculated in accordance with ASC Topic 718. Additionally, because Mr. Livek was not employed as Chief Executive Officer for the entirety of 2019, we annualized the applicable compensation that he received for his service as Chief Executive Officer in 2019, and we excluded the compensation that he received for service as a special advisor prior to becoming our Chief Executive Officer. Therefore, the CEO Compensation amount provided above for purposes of our pay ratio calculation differs from the total compensation amount reflected within the 2019 Summary Compensation Table. The table below reflects the amounts shown within the 2019 Summary Compensation Table as well as the annualized value (excluding special advisor compensation), if any, that was used solely for the pay ratio calculation:

	Amount in 2019 Compensation Table ($)	Annualized Amount ($)
Base Salary	477,302	650,000
Bonus	358,563	487,500
Stock Awards	1,086,250	1,086,250
Option Award	504,962	504,962
All Other Compensation	203,846	203,846
Total	2,630,923	2,932,558
For purposes of this disclosure, Median Annual Compensation was $84,985 and was calculated by totaling for our Median Employee all applicable elements of compensation for 2019 in accordance with Item 402(c)(2)(x) of Regulation
 S-K.
To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 1317 employees, representing all full-time, part-time, seasonal and temporary employees of the company and our consolidated subsidiaries as of the Determination Date. As permitted by Item 402(u)(3) of Regulation
 S-K,
this number does not include any independent contractors or “leased” workers. We then measured compensation for the period beginning on January 1, 2019 and ending on December 31, 2019 for these employees using year-to-date
Box 1 Form
 W-2
earnings (or, outside of the United States, a comparable local equivalent) as reflected in our U.S. and local payroll records for 2019. A portion of our employee workforce (full-time and part-time) worked for less than the full fiscal year due to commencing employment after the beginning of the fiscal year. In determining the Median Employee, we annualized the compensation for such individuals.
Director Compensation
Cash Retainers
During 2019, our
non-employee
directors other than Mr. Gotlieb were eligible to receive an annual cash retainer of $30,000 for their service on the Board. Our Board Chairman, Mr. Rosenthal, received an additional cash retainer of $120,000 for such position in 2019.
Non-employee
directors were also eligible to receive annual cash retainers for their service on Board committees in 2019, as set forth below. Cash retainers were paid quarterly in arrears and were prorated for directors who joined or left the Board or relevant committees during the year.

Committee	Chair	Other Members
Audit	$50,000	$25,000
Compensation	15,000	5,000
Nominating and Governance	10,000	4,000
Special (1)	25,000	20,000
Finance (2)	N/A	20,000

(1)	The Special Committee was disbanded on April 1, 2019.
(2)	Finance Committee members (other than the committee chair) also received $3,000 in meeting fees in 2019, reflecting a fee of $1,000 for each committee meeting held in 2019, excluding (i) meetings held in conjunction with a regularly scheduled Board meeting and (ii) the first committee meeting held outside of a regularly scheduled Board meeting.
Effective January 1, 2020, the Board temporarily increased the compensation of our Board Chairman in connection with his role as the independent Board representative working with management on our strategic review process. In consideration of the significant increase in responsibilities, heightened oversight and extraordinary time commitment required for this role: (i) the annual cash retainer for such position was increased to $360,000, and (ii) our Chairman earned a temporary cash stipend of $180,000 per month for the first quarter of 2020. A portion of the annual retainer ($120,000) is paid quarterly in arrears. The balance of the retainer, as well as the entire monthly stipend, is deferred until the earlier of the Chairman’s separation from service or a change in control of the company. Effective April 1, 2020, the monthly stipend was discontinued.
Equity Compensation
For the 2019-2020 director compensation term, which began on July 1, 2019, our non-employee
directors other than Mr. Gotlieb were eligible to receive a number of restricted stock units equal to $250,000 divided by the closing market price of our Common Stock on the date of grant. However, in light of declines in our stock price, our directors elected to reduce their compensation and use the closing market price of our Common Stock on the original date of approval, rather than the date of grant, to determine the number of restricted stock units to award. This election resulted in a 48% reduction in the number of shares otherwise due to each director for the 2019-2020 term. These restricted stock units will vest in full on the earliest of (i) June 30, 2020, (ii) the date of our 2020 annual meeting of stockholders, or (iii) the date of a change in control of the company, subject to continued service through the applicable vesting date. Vested units will be deferred and delivered in shares of Common Stock upon the earlier of a director’s separation from service or a change in control of the company.
In 2019, Ms. Bradford and Ms. Love also received restricted stock unit awards (prorated based on their service dates) as compensation for their service during the 2018-2019 director term. These restricted stock units vested in full on June 10, 2019 (the date of our 2019 annual meeting of stockholders) and will be delivered in shares of Common Stock upon the earlier of the director’s separation from service or a change in control of the company.
As compensation for his service as chairman of our Finance Committee in 2019, Mr. Martin received a special award of restricted stock units equal to $100,000 divided by the closing market price of our Common Stock on the date of grant. These restricted stock units will vest in full on the earlier of May 23, 2020 (the first anniversary of the date of grant) or a change in control of the company, subject to continued service through the applicable vesting date, and will be delivered in shares of Common Stock upon the earlier of Mr. Martin’s separation from service or a change in control of the company.
Finally, as an inducement for Mr. Gotlieb to join our Board in 2019, in recognition of his extensive industry experience and expected contributions to the company, and in order to further align his interests with those of our stockholders, Mr. Gotlieb received a special award of restricted stock units equal to $900,000 divided by the closing market price of our Common Stock on the date of grant. These restricted stock units vested in full on April 1, 2020 (the first anniversary of Mr. Gotlieb’s appointment) and will be delivered in shares of Common Stock upon the earlier of Mr. Gotlieb’s separation from service or a change in control of the company. Mr. Gotlieb was not eligible for any other compensation for his service on the Board in 2019.
Other Compensation
Ms. McKenna resigned from the Board for health reasons on March 7, 2019, at which time her outstanding restricted stock units (awarded for her service during the 2018-2019 director term) were accelerated.
Mr. Norman resigned from the Board on May 22, 2019, at which time he transitioned to a strategic consultant to the Board and the company. Mr. Norman’s outstanding restricted stock units (awarded for his service during the 2018-2019 director term) were modified to allow for continued vesting during his consulting term. Mr. Norman also received a one-time
award of 34,852 restricted stock units as compensation for his service as a consultant, which restricted stock units will vest in full and become payable on May 22, 2020, subject to continued service through the vesting date.

2019 Compensation
The following table sets forth summary information concerning compensation for the non-employee
members of our Board in 2019. Mr. Fuller’s compensation for his service as a non-employee
director prior to and following his term as our Interim Chief Executive Officer is included under “Compensation Tables–2019 Summary Compensation Table.” Mr. Livek and Mr. Wiener did not receive any compensation for their service as directors in 2019. We reimbursed all of our directors for reasonable out-of-pocket
expenses incurred in the performance of their duties as directors. Such expense reimbursements are not included as a component of compensation in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		All Other Compensation ($)	Total ($)
Joanne Bradford (2)	48,179	192,458	(3)	—	240,637
Irwin Gotlieb (4)	—	899,995	(5)	—	899,995
Jacques Kerrest	93,088	129,954	(6)	—	223,042
Kathleen Love (7)	36,750	192,458	(8)	—	229,208
John Martin (9)	19,886	229,956	(10)	—	249,842
Michelle McKenna (11)	11,733	263,679	(12)	—	275,412
Robert Norman (13)	15,321	305,391	(14)	—	320,712
Paul Reilly (15)	48,682	129,954	(16)	—	178,636
Brent Rosenthal	201,256	129,954	(17)	—	331,210

(1)	Amounts reflected in this column represent the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 5 to the consolidated financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. The amounts reported in this column for Ms. McKenna and Mr. Norman also include incremental fair value related to modifications of restricted stock unit awards in 2019, as discussed above.
(2)	Ms. Bradford joined the Board on April 1, 2019.
(3)	Amount reflects (a) a restricted stock unit grant for the 2018-2019 term (prorated at grant based on service inception date) with a grant date fair value of $62,504, awarded May 22, 2019, and (b) a restricted stock unit grant for the 2019-2020 term with a grant date fair value of $129,954, awarded July 1, 2019. As of December 31, 2019, Ms. Bradford held unvested restricted stock units with respect to 24,155 shares of our Common Stock.
(4)	Mr. Gotlieb joined the Board on April 1, 2019.
(5)	Amount reflects a special restricted stock unit grant with a grant date fair value of $899,995, awarded May 22, 2019. As of December 31, 2019, Mr. Gotlieb held unvested restricted stock units with respect to 86,956 shares of our Common Stock.
(6)	Amount reflects a restricted stock unit grant for the 2019-2020 term with a grant date fair value of $129,954, awarded July 1, 2019. As of December 31, 2019, Mr. Kerrest held unvested restricted stock units with respect to 24,155 shares of our Common Stock.
(7)	Ms. Love joined the Board on April 1, 2019.
(8)	Amount reflects (a) a restricted stock unit grant for the 2018-2019 term (prorated at grant based on service inception date) with a grant date fair value of $62,504, awarded May 22, 2019, and (b) a restricted stock unit grant for the 2019-2020 term with a grant date fair value of $129,954, awarded July 1, 2019. As of December 31, 2019, Ms. Love held unvested restricted stock units with respect to 24,155 shares of our Common Stock.
(9)	Mr. Martin joined the Board on May 22, 2019.
(10)	Amount reflects (a) a special restricted stock unit grant for service as Finance Committee chairman with a grant date fair value of $100,002, awarded May 23, 2019, and (b) a restricted stock unit grant for the 2019-2020 term with a grant date fair value of $129,954, awarded July 1, 2019. As of December 31, 2019, Mr. Martin held unvested restricted stock units with respect to 33,817 shares of our Common Stock.
(11)	Ms. McKenna left the Board on March 7, 2019.
(12)	Amount reflects the incremental fair value related to an acceleration of Ms. McKenna’s outstanding restricted stock units on March 7, 2019. As of December 31, 2019, Ms. McKenna did not hold any outstanding awards with respect to our Common Stock.
(13)	Mr. Norman left the Board and transitioned to the role of a strategic consultant on May 22, 2019.
(14)	Amount reflects (a) incremental fair value of $117,887 related to a modification of Mr. Norman’s outstanding restricted stock units on May 22, 2019, and (b) a restricted stock unit grant for Mr. Norman’s service as a consultant with a grant date fair value of $187,504, awarded July 1, 2019. As of December 31, 2019, Mr. Norman held unvested restricted stock units with respect to 34,852 shares of our Common Stock.

(15)	Mr. Reilly left the Board on August 12, 2019.
(16)	Amount reflects a restricted stock unit grant for the 2019-2020 term with a grant date fair value of $129,954, awarded July 1, 2019. This award was forfeited when Mr. Reilly left the Board. As of December 31, 2019, Mr. Reilly did not hold any outstanding awards with respect to our Common Stock.
(17)	Amount reflects a restricted stock unit grant for the 2019-2020 term with a grant date fair value of $129,954, awarded July 1, 2019. As of December 31, 2019, Mr. Rosenthal held unvested restricted stock units with respect to 24,155 shares of our Common Stock and exercisable options with respect to 86,974 shares of our Common Stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of April 10, 2020, by:
•	each beneficial owner of 5% or more of the outstanding shares of our Common Stock;
•	each of our current directors;
•	each of our named executive officers for 2019; and
•	all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the Common Stock that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or other rights held by that person that are currently exercisable or exercisable within 60 days of April 10, 2020 are deemed outstanding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, these shares do not include any stock or options awarded after April 10, 2020. A total of 70,206,917 shares of our Common Stock were outstanding as of April 10, 2020. Except as otherwise indicated, the address of each person in this table is c/o Comscore, 11950 Democracy Drive, Suite 600, Reston, Virginia 20190.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
WPP plc and affiliated entities (2)	11,319,363	16.1%
PRIMECAP Management Company (3)	7,870,285	11.2%
Tenzing Global Management LLC and affiliated entities (4)	3,950,000	5.6%

Directors and Named Executive Officers:
Joanne Bradford, Director (5)	6,039	*
Irwin Gotlieb, Director (6)	86,956	*
Jacques Kerrest, Director (7)	19,710	*
William Livek, Chief Executive Officer and Executive Vice Chairman (8)	1,022,179	1.45%
Kathleen Love, Director (9)	6,039	*
John Martin, Director (10)	9,662	*
Brent Rosenthal, Chairman of the Board (11)	227,778	*
Dale Fuller, Former Interim Chief Executive Officer (12)	89,155	*
Bryan Wiener, Former Chief Executive Officer	—	*
Gregory Fink, Chief Financial Officer and Treasurer (13)	30,252	*
Carol DiBattiste, Chief Legal and Compliance Officer (14)	67,398	*
Christopher Wilson, Chief Commercial Officer (15)	193,871	*
Sarah Hofstetter, Former President	6,010	*
Kathryn Bachmann, Former Chief Operating Officer	—	*
All current directors and executive officers as a group (10 persons) (16)	1,669,884	2.36%

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)	The information provided in this table is based on company records, information supplied to us by our directors, executive officers, former executive officers and principal stockholders and information contained in Schedules 13D and 13G and Forms 4 filed with the SEC.
(2)	This information is derived solely from the Schedule 13D/A filed with the SEC on April 6, 2018. Shares are owned directly by Cavendish Square Holding B.V. (“Cavendish”), which is a wholly-owned subsidiary of WPP plc that WPP plc owns indirectly through a series of holding companies. WPP plc is an indirect beneficial owner of the reported securities. The address for WPP plc is 27 Farm Street, London, United Kingdom W1J 5RJ. The address for Cavendish is Laan op Zuid 167, 3072 DB Rotterdam, Netherlands.

(3)	This information is derived solely from the Schedule 13G/A filed with the SEC on February 12, 2020. PRIMECAP Management Company has sole voting and dispositive power for 7,870,285 shares. The address for PRIMECAP Management Company is 177 E. Colorado Blvd., 11th Floor, Pasadena, CA 91105.
(4)	This information is derived solely from the Schedule 13D filed with the SEC on March 13, 2020. Tenzing Global Management LLC has shared voting and dispositive power for 3,950,000 shares, Tenzing Global Investors LLC has shared voting and dispositive power for 2,878,315 shares, Tenzing Global Investors Fund I LP (“Fund I”) has shared voting and dispositive power for 2,878,315 shares, and Chet Kapoor has shared voting and dispositive power for 3,950,000 shares. Shares are held directly and beneficially by Fund I, for which Tenzing Global Management, LLC is the investment adviser and Tenzing Global Investors LLC is the general partner, and Chet Kapoor serves as Managing Partner and CIO of each of Tenzing Global Investors LLC and Tenzing Global Management, LLC and the Managing Partner and CIO of Fund I. The address for each of the Tenzing entities and Mr. Kapoor is 90 New Montgomery Street, Suite 650, San Francisco, California 94105.
(5)	Represents 6,039 shares subject to vested restricted stock units that are scheduled to be delivered on the earlier of Ms. Bradford’s separation from service or a change in control of the company.
(6)	Represents 86,956 shares subject to vested restricted stock units that are scheduled to be delivered on the earlier of Mr. Gotlieb’s separation from service or a change in control of the company.
(7)	Includes 11,390 shares subject to vested restricted stock units that are scheduled to be delivered on the earlier of Mr. Kerrest’s separation from service or a change in control of the company.
(8)	Includes 286,350 shares subject to options that are currently exercisable.
(9)	Represents 6,039 shares subject to vested restricted stock units that are scheduled to be delivered on the earlier of Ms. Love’s separation from service or a change in control of the company.
(10)	Represents 9,662 shares subject to restricted stock units that are scheduled to vest within 60 days of April 10, 2020 and to be delivered on the earlier of Mr. Martin’s separation from service or a change in control of the company.
(11)	Includes 86,974 shares subject to options that are currently exercisable and 11,390 shares subject to vested restricted stock units that are scheduled to be delivered on the earlier of Mr. Rosenthal’s separation from service or a change in control of the company.
(12)	Excludes 354,546 shares subject to deferred stock units that are not scheduled to be delivered within 60 days of April 10, 2020.
(13)	Includes 8,251 shares subject to vested restricted stock units that are scheduled to be delivered between May 1, 2020 and December 31, 2020 and 1,376 shares subject to restricted stock units that are scheduled to vest within 60 days of April 10, 2020.
(14)	Includes 33,645 shares subject to vested restricted stock units that are scheduled to be delivered between May 1, 2020 and December 31, 2020.
(15)	Includes 46,000 shares subject to options that are currently exercisable, 37,500 shares subject to options that are scheduled to vest within 60 days of April 10, 2020, and 13,751 shares subject to vested restricted stock units that are scheduled to be delivered between May 1, 2020 and December 31, 2020.
(16)	Includes 419,324 shares subject to options that are currently exercisable, 37,500 shares subject to options that are scheduled to vest within 60 days of April 10, 2020, 177,461 shares subject to vested restricted stock units that are scheduled to be delivered as described above, and 11,038 shares subject to restricted stock units that are scheduled to vest within 60 days of April 10, 2020.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (3)
Equity compensation plans approved by security holders	4,293,580	$11.27	1,871,778
Equity compensation plans not approved by security holders	—	—	—

Total	4,293,580	$11.27	1,871,778

(1)	This column reflects (i) all shares subject to time-based restricted stock units and deferred stock units that were outstanding as of December 31, 2019, (ii) the maximum number of shares subject to performance-based restricted stock units that were outstanding as of December 31, 2019, and (iii) all shares subject to outstanding stock options as of December 31, 2019. If actual performance under the performance-based restricted stock units falls below the maximum level for these awards, fewer shares would be issued.
(2)	The weighted average exercise price reflected in this column is calculated based solely on the exercise prices of outstanding options and does not take into account time-based restricted stock units, deferred stock units or performance-based restricted stock units, which do not have an exercise price.
(3)	This column reflects the total number of shares remaining available for issuance under our 2018 Equity and Incentive Compensation Plan as of December 31, 2019, assuming the maximum number of shares subject to outstanding performance-based restricted stock units is no longer available for issuance. If actual performance under these performance-based restricted stock units falls below the maximum level for these awards, a greater number of shares would be available for issuance under the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Transactions with Related Parties
Various Comscore policies and procedures, including our Code of Business Conduct and Ethics and annual questionnaires completed by all of our directors and executive officers, require disclosure of transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. In addition, our Board has adopted a written policy and procedures for the review and approval of transactions in which the company is a participant, the amount involved exceeds $120,000, and one of our directors, executive officers, or a holder of more than 5% of our Common Stock, including any of their immediate family members and any entity owned or controlled by such persons (collectively, “related parties”), has or will have a direct or indirect material interest.
If any related party proposes to enter into any such transaction (a “related party transaction”), our Audit Committee will consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related party; the approximate dollar value of the amount involved in the transaction and the dollar value of such related person’s direct or indirect interest in the transaction; whether the transaction was undertaken in the ordinary course of business of the company; whether the transaction is proposed to be entered into on terms no less favorable to the company than those reached with an unrelated third party; whether any alternative transactions or sources for comparable services or products are available; the purpose of the transaction and potential benefits, or potential risks or costs, to the company; whether the transaction is in the best interests of the company; any required public disclosure of the transaction; whether the transaction presents an improper conflict of interest for any company officer or director; in the event the related party is a director or nominee for director (or immediate family member of a director or nominee or an entity with which a director or nominee is affiliated), the impact that the transaction will have on that director’s or nominee’s independence; and any other information regarding the transaction that would be material to investors in light of the circumstances of such transaction.
Following such consideration and review, if deemed appropriate, the disinterested members of the Audit Committee will approve the related party transaction (except that, if the transaction is proposed to be, or was, entered into on terms less favorable to the company than terms that could have been reached with an unrelated third party, approval will be obtained by unanimous approval of the disinterested members of the Board). A related party transaction will not be approved if the transaction would render a director no longer independent and would cause less than a majority of the Board to meet our director independence requirements. Whenever practicable, the reporting, review and approval will occur prior to entry into the related party transaction. If advance review is not practicable, our Audit Committee may ratify the related party transaction.
Transactions with Related Parties
Other than compensation disclosed under “Director Compensation” or “Executive Compensation” in this filing and the transactions described below, we believe there were no other related party transactions (as defined above) during the year ended December 31, 2019.
Transactions with WPP
As of April 10, 2020, based on public filings, WPP plc (“WPP”) and its affiliates owned approximately 16.1% of our outstanding Common Stock. In the normal course of business, we provide WPP and its affiliates with services amongst our different product lines and receive services from WPP and its affiliates supporting our data collection efforts. In 2019, our transactions with WPP and its affiliates resulted in approximately $15.9 million of revenue and $11.0 million of expense.
Irwin Gotlieb, who was appointed to our Board in April 2019, serves as a senior advisor to WPP.
Transactions with Fidelity
During 2019, based on public filings, FMR LLC (an affiliate of Fidelity Management & Research Company) owned more than 5% of our outstanding Common Stock. In the normal course of business, we provide Fidelity and its affiliates with services amongst our different product lines and receive stock and benefits processing and administration services from Fidelity. In 2019, our transactions with Fidelity and its affiliates resulted in approximately $0.9 million of revenue and $0.1 million of expense. On February 7, 2020, Fidelity filed a Schedule 13G/A indicating that it no longer owns more than 5% of our outstanding Common Stock.

Transactions with OKTA
Frederic Kerrest, the son of Jacques Kerrest, serves as Chief Operating Officer of OKTA, Inc., which is a service provider to the company. In 2019, we recognized expense of approximately $0.1 million from transactions with OKTA in the normal course of business.
Compensation of
Non-Executive
Employees
William Livek’s son is a
non-executive
account director of the company and has been employed by the company since January 2016. During 2019, he received salary and incentive compensation of approximately $108,000, in addition to the standard benefits that he receives as an employee of the company.
Kathleen Love’s son is a
non-executive
sales manager of the company and has been employed by the company since May 2017. During 2019, he received salary and incentive compensation of approximately $173,000, in addition to the standard benefits that he receives as an employee of the company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees and Services
The following table sets forth a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services for the fiscal years ended 2019 and 2018. Audit-related fees were for services in connection with foreign statutory audits, access to Deloitte’s accounting research tool, and our registration statements on Form
S-1
and Form
S-8
(2018 only). Tax fees were principally for tax consulting services.

Name	2019	2018
	(In thousands)
Audit Fees	$4,511	$6,474
Audit-Related Fees	25	122
Tax Fees	56	68
All Other Fees	—	—

Total Fees	$4,592	$6,664

All of the services described in the fee tables above were approved by the Audit Committee. The Audit Committee meets regularly with the independent auditor and reviews both audit and non-audit
services performed by Deloitte as well as fees charged for such services. The Audit Committee has determined that the provision of the services described above is compatible with maintaining Deloitte’s independence in the conduct of its audit functions.
Pre-Approval
Policies and Procedures
Our Audit Committee has adopted, and our Board has approved, procedures and conditions pursuant to which services proposed to be performed by our independent auditors should be pre-approved.
Such procedures and conditions are set forth in the Audit Committee’s charter. The Audit Committee has delegated pre-approval
authority to its chairman for certain services other than the annual audit and quarterly reviews performed by Deloitte. The chairman must report any pre-approval
decisions to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved
all audit, audit-related and other services rendered by Deloitte in its capacity as our independent auditor for 2019 and 2018.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of the Original
10-K:
(1) Financial statements and reports of our independent registered public accounting firm. See (i) Index to Consolidated Financial Statements at Item 8 and (ii) Item 9A of the Original
10-K.
(2) All other schedules, for which provision is made in the applicable accounting regulations of the SEC, are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of the Original
10-K.
(3) Exhibits. The exhibits listed under Item 15(b) of the Original
10-K.
(b) The Exhibits listed in the Exhibit Index of this Amendment are being filed as part of this Amendment.

EXHIBIT INDEX

EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Amended and Restated Bylaws of comScore, Inc (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Form of Senior Secured Convertible Note (Initial Notes), as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

4.2
Form of Senior Secured Convertible Note (Option Notes), as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

4.4	Series A Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.5	Series B-1 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.6	Series B-2 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.7	Series C Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q, filed August 07, 2019) (File No. 001-33520)

4.8
Registration Rights Agreement, dated June 26, 2019, between comScore, Inc and CVI Investments, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.9	Description of Securities (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

4.10
Voting Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

4.11
Stockholders Rights Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(3) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.12
Voting Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(4) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.13
Registration Rights Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.14
First Amendment to Senior Secured Convertible Notes, dated as of May 17, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 17, 2018) (File No. 001-33520)

4.15
Second Amendment to Senior Secured Convertible Notes, dated as of August 8, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 9, 2018) (File No. 001-33520)

4.16
Agreement, dated as of November 13, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 13, 2018) (File No. 001-33520)

4.17
Amendment Agreement, dated November 6, 2019, by and among comScore, Inc., Starboard Value LP and certain affiliates of Starboard Value LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 6, 2019) (File No. 001-33520)

10.1
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.2
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.3
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.4
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.’s and WPP plc’s Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.5
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.6
Securities Purchase Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.7
Guaranty Agreement, dated as of January 16, 2018, made by the subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.8
Pledge and Security Agreement, dated as of January 16, 2018, made by comScore, Inc., the subsidiaries signatory thereto and Starboard Value and Opportunity Master Fund Ltd., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.9
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.10
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.11*
2007 Equity Incentive Plan, as amended and restated September 8, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 29, 2014) (File No. 001-33520)

10.12*
Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.13*
Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

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

10.19*
Form of Performance Restricted Stock Units Award Agreement for CEO/President (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.20*
Form of Performance Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.21*
Form of Restricted Stock Units Award Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed November 9, 2018) (File No. 001-33520)

10.22*
Form of Change of Control and Severance Agreement (CFO and General Counsel) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.23*
Form of Change of Control and Severance Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.24
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.25*
Letter Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Dale Fuller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.26*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.27*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Sarah Hofstetter (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.28
Securities Purchase Agreement, dated as of June 23, 2019, by and among comScore, Inc. and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 24, 2019) (File No. 001-33520)

10.29*
Letter Agreement, dated November 4, 2019, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2019) (File No. 001-33520)

10.30*
Consulting Agreement, dated November 8, 2019, by and between comScore, Inc. and Dale Fuller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 8, 2019) (File No. 001-33520)

10.31*
Separation and General Release Agreement, dated as of November 5, 2019, by and between comScore, Inc. and Joseph Rostock (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.32*
Change of Control and Severance Agreement, executed on September 28, 2015, by between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.33*
Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.34*
Form of Deferred Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.35*
Form of Performance Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.36*
Form of Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

23.1
Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

31.3+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement

+	Furnished herewith

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

April 29, 2020