Form 10-Q
period 2020-03-31
COMSCORE, INC.
filed 2020-05-08
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
______________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(703) 438-2000
(Registrant's Telephone Number, Including Area Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 4, 2020, there were 70,208,183 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-Q, and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the COVID-19 pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession resulting from the pandemic; plans for business continuity, financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with financing covenants and other payment obligations; expectations regarding the introduction of new products; effects of restructuring, remote work arrangements and other employment actions; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; plans for stabilization, growth and future operations; effects of acquisitions, divestitures and partnerships; as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,927	$46,590
Restricted cash	19,672	20,183
Accounts receivable, net of allowances of $2,147 and $1,919, respectively ($2,249 and $2,698 of accounts receivable attributable to related parties, respectively)	67,751	71,853
Prepaid expenses and other current assets ($1,061 and $1,180 attributable to related parties, respectively)	14,652	15,357
Total current assets	139,002	153,983
Property and equipment, net	29,943	31,693
Operating right-of-use assets	32,515	36,689
Other non-current assets	4,069	2,979
Deferred tax assets	2,131	2,374
Intangible assets, net	72,632	79,559
Goodwill	415,549	416,418
Total assets	$695,841	$723,695
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($3,336 and $2,510 attributable to related parties, respectively)	$43,769	$44,804
Accrued expenses ($6,353 and $6,902 attributable to related parties, respectively)	48,854	55,507
Contract liability ($2,314 and $1,519 attributable to related parties, respectively)	60,788	58,158
Customer advances	9,752	9,886
Warrants liability	3,074	7,725
Current operating lease liabilities	6,737	6,764
Other current liabilities	5,929	7,393
Total current liabilities	178,903	190,237
Secured term note	12,410	12,463
Financing derivatives (related parties)	19,200	21,587
Senior secured convertible notes (related parties)	186,115	184,075
Non-current operating lease liabilities	40,800	42,497
Deferred tax liabilities	389	287
Other non-current liabilities	12,563	13,575
Total liabilities	450,380	464,721
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 76,971,713 shares issued and 70,206,917 shares outstanding as of March 31, 2020, and 76,829,926 shares issued and 70,065,130 shares outstanding as of December 31, 2019	70	70
Additional paid-in capital	1,611,902	1,609,358
Accumulated other comprehensive loss	(15,206)	(12,333)
Accumulated deficit	(1,121,321)	(1,108,137)
Treasury stock, at cost, 6,764,796 shares as of March 31, 2020 and December 31, 2019	(229,984)	(229,984)
Total stockholders' equity	245,461	258,974
Total liabilities and stockholders' equity	$695,841	$723,695
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

			Three months ended March 31,
			2020	2019
Revenues (1)			$89,528	$102,294

Cost of revenues (1) (2) (3) (4)			45,798	53,407
Selling and marketing (1) (2) (3) (4)			19,213	24,840
Research and development (2) (3) (4)			10,136	18,216
General and administrative (1) (2) (3) (4)			15,543	19,545
Investigation and audit related			—	842
Amortization of intangible assets			6,918	8,105
Impairment of right-of-use and long-lived assets			4,671	—
Restructuring			—	(70)
Total expenses from operations			102,279	124,885
Loss from operations			(12,751)	(22,591)
Interest expense, net (1)			(8,846)	(6,759)
Other income, net			7,194	2,969
Gain from foreign currency transactions			804	38
Loss before income taxes			(13,599)	(26,343)
Income tax benefit (provision)			415	(1,171)
Net loss			$(13,184)	$(27,514)
Net loss per common share:
Basic and diluted			$(0.19)	$(0.46)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted			70,127,939	59,958,203
Comprehensive loss:
Net loss			$(13,184)	$(27,514)
Other comprehensive loss:
Foreign currency cumulative translation adjustment			(2,873)	(621)
Total comprehensive loss			$(16,057)	$(28,135)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Excludes amortization of intangible assets, which is presented as a separate line item.
(3) Stock-based compensation expense is included in the line items above as follows:

			Three months ended March 31,
			2020	2019
Cost of revenues			$209	$848
Selling and marketing			609	1,316
Research and development			56	726
General and administrative			1,784	4,063
Total stock-based compensation expense			$2,658	$6,953

(4) Lease cost, net of sublease income, is included in the line items above as follows:

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amortization of Right-of-Use Assets	Operating Lease Cost	Amortization of Right-of-Use Assets	Operating Lease Cost
Cost of revenues	$285	$891	$421	$1,101
Selling and marketing	41	1,099	61	1,164
Research and development	44	601	61	749
General and administrative	20	683	31	379
Total lease cost	$390	$3,274	$574	$3,393

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	(13,184)	—	(13,184)
Foreign currency translation adjustment	—	—	—	(2,873)	—	—	(2,873)
Restricted stock units vested	157,384	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(15,597)	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	2,609	—	—	—	2,609
Balance as of March 31, 2020	70,206,917	$70	$1,611,902	$(15,206)	$(1,121,321)	$(229,984)	$245,461

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(27,514)	—	(27,514)
Foreign currency translation adjustment	—	—	—	(621)	—	—	(621)
Exercise of Common Stock options, net	68,259	—	1,191	—	—	—	1,191
Restricted stock units vested	552,651	1	4,610	—	—	—	4,611
Payments for taxes related to net share settlement of equity awards	(52,853)	—	(1,138)	—	—	—	(1,138)
Stock-based compensation	—	—	5,888	—	—	—	5,888
Balance as of March 31, 2019	59,957,887	$60	$1,571,759	$(11,242)	$(796,655)	$(229,984)	$533,938

See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(13,184)	$(27,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,384	3,106
Non-cash operating lease expense	1,369	1,427
Amortization expense of finance leases	390	574
Amortization of intangible assets	6,918	8,105
Stock-based compensation	2,658	6,953
Deferred tax provision	42	441
Change in fair value of financing derivatives	(2,387)	(4,100)
Change in fair value of warrants liability	(4,651)	—
Change in fair value of investment in equity securities	—	1,712
Impairment of right-of-use and long-lived assets	4,671	—
Accretion of debt discount	1,769	1,319
Amortization of deferred financing costs	348	252
Other	492	(138)
Changes in operating assets and liabilities:
Accounts receivable	2,820	12,506
Prepaid expenses and other assets	(1,022)	1,818
Accounts payable, accrued expenses and other liabilities	(9,522)	(2,544)
Contract liability and customer advances	2,893	(2,500)
Operating lease liabilities	(1,769)	(2,993)
Net cash used in operating activities	(4,781)	(1,576)

Investing activities:
Proceeds from sale of investment in equity securities	—	705
Purchases of property and equipment	(45)	(1,836)
Capitalized internal-use software costs	(3,872)	(3,109)
Net cash used in investing activities	(3,917)	(4,240)

Financing activities:
Proceeds from the exercise of stock options	—	1,191
Payments for taxes related to net share settlement of equity awards	(65)	(1,138)
Principal payments on finance leases	(407)	(694)
Principal payments on software license arrangements	(77)	(823)
Net cash used in financing activities	(549)	(1,464)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(927)	(75)
Net decrease in cash, cash equivalents and restricted cash	(10,174)	(7,355)
Cash, cash equivalents and restricted cash at beginning of period	66,773	50,198
Cash, cash equivalents and restricted cash at end of period	$56,599	$42,843

	As of March 31,
	2020	2019
Cash and cash equivalents	$36,927	$36,741
Restricted cash	19,672	6,102
Total cash, cash equivalents and restricted cash	$56,599	$42,843

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow disclosures:
Interest paid ($6,120 and $3,046 attributable to related party, respectively)	$6,795	$3,181
Income taxes paid (received), net of refunds	338	(348)

Supplemental disclosures of non-cash activities:
Change in accounts payable and accrued expenses related to capital expenditures	$423	$1,170
Settlement of restricted stock unit liability	—	4,610
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
Uses and Sources of Liquidity and Management's Plans
The Company's primary need for liquidity is to fund working capital requirements and capital expenditures of its business. Since 2017, the Company has implemented certain organizational restructuring plans to reduce staffing levels, exit certain geographic regions, and rationalize its leased properties, to enable the Company to decrease its global costs, more effectively align resources to business priorities, and maintain compliance with its financial covenants, as described in Footnote 4, Long-Term Debt. For additional information related to the Company's restructuring plans, refer to Footnote 10, Organizational Restructuring.
The Company has secured the following long-term financing in order to increase its available working capital:

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

•
On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties (collectively the "Noteholder") for a secured term note (the "Secured Term Note") in exchange for gross proceeds of $13.0 million. The Secured Term Note matures on December 31, 2021, is cash collateralized, and has an annual interest rate of 9.75% that is payable monthly in arrears. For additional information, refer to Footnote 4, Long-term Debt.

As of March 31, 2020, the Company was in compliance with its covenants under the senior secured convertible notes and the Secured Term Note, inclusive of the Company's restricted cash balances.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which the Company operates. While to date, the COVID-19 pandemic has not had a severe direct impact on the Company's business, customer payment delays and requests to modify contractual payment terms have negatively impacted the Company's liquidity and cash flows to some extent and are expected to have a more significant impact in future periods, including the second quarter of 2020. In addition, the spread of COVID-19 has led to disruption and volatility in global capital and credit markets, which, depending on future developments, could impact the Company's ability to access capital resources on terms acceptable to the Company or allowable under its current financing arrangements, or at all. Liquidity could also be negatively affected by a decrease in demand for the Company's products and services or by additional losses from operations, whether related to the COVID-19 pandemic or otherwise. While the Company is taking actions to mitigate the impact of COVID-19, further reduce operating costs and improve its working capital balance, these steps may not be successful or adequate to offset declines in cash collections. If the Company's efforts to reduce costs are not sufficient, or if cash collection efforts are further impacted by the COVID-19 pandemic, the Company may not be able maintain compliance with the affirmative and negative covenants in its senior secured convertible notes and Secured Term Note or to meet its financial obligations to vendors or others.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of Tax Cuts and Jobs Act ("TCJA") limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. To preserve its cash balances, the Company began deferring certain payroll taxes starting in April 2020, as permitted by the CARES Act. In addition, the Company plans to claim the refundable employee retention credit created by the CARES Act during the second quarter of 2020. The Company continues to assess the effect of the CARES Act and additional legislation and government guidance related to the COVID-19 pandemic.
The Company's liquidity could be significantly affected if the Company is unable to maintain compliance with the covenants in its senior secured convertible notes and Secured Term Note, including the minimum cash balance requirements described in Footnote 4, Long-term Debt. If the Company fails to comply with its covenants, it could be required to redeem the senior secured convertible notes and the Secured Term Note at a premium. As of March 31, 2020, there was $217.0 million outstanding under the senior secured convertible notes and the Secured Term Note. The source of funds for any redemption of the notes would be the Company's available cash and other financing, to the extent available. Based on the Company's current plans, including the cost-reduction initiatives described above and other actions within management's control, the Company does not anticipate a breach of these covenants that would result in an event of default under the senior secured convertible notes or the Secured Term Note; however, subsequent to March 31, 2020, the holders of the senior secured convertible notes have questioned the Company's compliance with the minimum cash balance requirements therein. As noted, any breach of covenants under the senior secured convertible notes could have a material impact on the Company's liquidity.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and timing of any potential financing, refinancing or strategic transaction, in order to best position the Company for future success. The Company believes that its sources of funding, after taking into account the restructuring and financing transactions described above and additional cost-reduction initiatives undertaken by management in 2020, will be sufficient to satisfy the Company's estimated liquidity needs and allow the Company to remain in compliance with its covenants under the senior secured convertible notes and the Secured Term Note for at least one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. The Company also cannot predict the duration and magnitude of the COVID-19 pandemic or its effects on the Company's business or liquidity or any action that may be taken by the holders of the senior secured convertible notes, as described above.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Specifically, current accrued litigation settlements have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"). The Condensed Consolidated Results of Operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2020 or thereafter. All references to March 31, 2020 and 2019 in the Notes to Condensed Consolidated Financial Statements are unaudited.

Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of financing derivative liabilities and warrants, the allowance for doubtful accounts, valuation of options and performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. For the three months ended March 31, 2020, management specifically considered the impact of the COVID-19 pandemic and related matters in evaluating the Company's goodwill, intangible and other long-lived assets, lease accounting, contingencies, fair value determinations and allowance for doubtful accounts.
Due to the inherent uncertainty involved in making estimates, particularly in the current environment, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Other Income, Net

	Three Months Ended March 31,
(In thousands)	2020	2019
Change in fair value of warrants liability	$4,651	$—
Change in fair value of financing derivatives	2,387	4,100
Change in fair value of investment in equity securities	—	(1,712)
Other	156	581
Total other income, net	$7,194	$2,969

Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. 250,000 shares of Common Stock issuable upon the exercise of warrants held by Starboard ("penny warrants") were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants on April 3, 2019. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, stock appreciation rights, restricted stock units, deferred stock units, senior secured convertible notes and warrants are excluded and diluted net loss per share is equal to basic loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options, stock appreciation rights, restricted stock units, deferred stock units, senior secured convertible notes and warrants	16,986,614	8,100,585

Impairment of Right-of-use ("ROU") and Long-lived Assets
The Company applies the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, to determine whether ROU and related long-lived assets may be impaired. The Company evaluates its ROU and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For facility lease ROU and related long-lived assets, the Company compares the estimated undiscounted cash flows generated by a sublease to the current carrying value of the ROU and related long-lived assets. If the undiscounted cash flows are less than the carrying value of the ROU and related long-lived assets, the Company records an impairment loss equal to the excess of the ROU and long-lived assets' carrying value over their fair value consistent with other long-lived assets.
The Company performed an interim analysis as of March 31, 2020, as changes in market conditions indicated the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable, and determined that certain ROU assets, and related leasehold improvements, were impaired.

The Company recorded a $4.7 million non-cash impairment charge related to its ROU assets, and related leasehold improvements, for the three months ended March 31, 2020, with corresponding reductions of $2.8 million and $1.9 million to the operating lease ROU asset and property and equipment, net line items, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2020. The impairment charge was driven by changes in the Company's projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties currently on the market for sublease. The fair value of these ROU assets, and related leasehold improvements, was estimated using an income approach and a discount rate of 12.0%. After recognition of the impairment charge, the adjusted carrying values of the ROU assets, and related leasehold improvements, were $2.0 million and $0.5 million, respectively, as of March 31, 2020.
Although the Company believes that the carrying values of its long-lived assets are appropriately stated, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
Allowance for Doubtful Accounts
The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for uncollectible receivables. Allowances are based on management's judgment, which considers historical collection experience adjusted for current conditions or expected future conditions based on reasonable and supportable forecasts, a specific review of all significant outstanding receivables, an assessment of company-specific credit conditions and general economic conditions. For the three months ended March 31, 2020, management specifically considered the impact of the COVID-19 pandemic and related matters, including customer payment delays and requests from customers to revise contractual payment terms, in determining the Company's allowance for doubtful accounts.
The following is a summary of the allowance for doubtful accounts:

	Three Months Ended March 31,
(In thousands)	2020	2019
Beginning Balance	$(1,919)	$(1,597)
Additions	(492)	138
Recoveries	(44)	(241)
Write-offs	308	17
Ending Balance	$(2,147)	$(1,683)

Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new standard effective January 1, 2020, and the standard did not have a material impact on the Condensed Consolidated Financial Statements or related disclosures based on historical collection trends, the financial condition of payment partners, and external market factors.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes and modifies certain disclosure requirements under Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company adopted the new standard effective January 1, 2020 and the standard did not have a material impact on the Condensed Consolidated Financial Statements or related disclosures.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes primarily by eliminating certain exemptions. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the guidance but does not believe that the adoption of this standard will have a material impact on the Condensed Consolidated Financial Statements or related disclosures.

3.	Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Three Months Ended March 31,
(In thousands)	2020	2019
By solution group:
Ratings and Planning (1)	$63,521	$70,577
Analytics and Optimization (1)	15,501	21,458
Movies Reporting and Analytics	10,506	10,259
Total	$89,528	$102,294
By geographical market:
United States	$77,146	$87,976
Europe	7,483	8,412
Latin America	2,020	2,402
Canada	1,562	1,840
Other	1,317	1,664
Total	$89,528	$102,294
By timing of revenue recognition:
Products and services transferred over time	$71,917	$76,461
Products and services transferred at a point in time	17,611	25,833
Total	$89,528	$102,294

(1) Beginning April 1, 2020, on a prospective basis only, the Company plans to classify revenue from certain new and extended custom agreements for services that utilize its syndicated data set as Ratings and Planning. Prior to April 1, 2020, revenue from these agreements was classified as Analytics and Optimization. The Company does not expect a material impact to either Ratings and Planning revenue or Analytics and Optimization revenue from this change, which is intended to better reflect management's categorization of the underlying services.
Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	March 31, 2020	December 31, 2019
Accounts receivable, net	$67,751	$71,853
Current and non-current contract assets	662	1,035
Current and non-current contract costs	691	799
Current contract liability	60,788	58,158
Current customer advances	9,752	9,886
Non-current contract liability	268	291
Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liability (Current)
	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue recognized that was included in the opening contract liability balance	$(33,315)	$(39,481)
Cash received or amounts billed in advance and not recognized as revenue	37,116	39,200

Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2020, approximately $225.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 54% of these remaining performance obligations during the remainder of 2020, approximately 33% in 2021, and approximately 12% in 2022, with the remainder recognized thereafter.

Costs to Obtain or Fulfill a Contract
As of March 31, 2020 and December 31, 2019, the Company had $0.7 million and $0.8 million, respectively, in capitalized contract costs. For the three months ended March 31, 2020, amortized and expensed contract costs were $0.3 million. For the three months ended March 31, 2019, amortized and expensed contract costs were $0.6 million.

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
The Notes mature on January 16, 2022. Based upon the determination of the Conversion Price, interest on the Notes accrued at 6.0% per year through January 30, 2019, when the interest rate reset to 12.0% per year through January 30, 2020. The interest rate reset on January 30, 2020 and will remain at 12.0% (subject to certain conditions) until February 1, 2021 (the "Interest Reset Date"). On the Interest Reset Date, the interest rate on the Notes will reset, and interest will thereafter accrue at a minimum of 4.0% per year and a maximum of 12.0% per year, based upon the then-applicable conversion premium in accordance with the terms of the Notes.
Interest on the Notes is payable on a quarterly basis in arrears from April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the VWAP of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. On each of January 2, 2020 and April 1, 2020, the Company paid quarterly accrued interest of $6.1 million in cash. The accrued interest liability of $6.1 million as of March 31, 2020 was classified within accrued expenses in the Condensed Consolidated Financial Statements.
The Notes contain certain affirmative and restrictive covenants with which the Company must comply, including covenants with respect to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently $40.0 million), and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its Notes covenants as of the date of these financial statements, inclusive of the Company's restricted cash balances.
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
Financing Derivatives
The Notes contain an interest rate reset feature, make-whole change of control redemption feature, and a qualifying change of control redemption feature which the Company determined represent embedded derivatives that must be bifurcated and accounted for separately from the Notes. Refer to Footnote 6, Fair Value Measurements, for further information on the Level 3 inputs utilized for the determination of the fair value of the derivatives.

The balance of the Notes as of March 31, 2020 and December 31, 2019 was as follows:

			As of
			March 31, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(13,185)	$(2,448)	$137,867
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(2,114)	(138)	48,248
Total			$204,000	$(15,299)	$(2,586)	$186,115

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(14,703)	$(2,706)	$136,091
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(2,365)	(151)	47,984
Total			$204,000	$(17,068)	$(2,857)	$184,075

Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes are variable. Accordingly, the accretion schedule of debt discount and the amortization schedule of deferred financing costs are updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $0.3 million in deferred financing costs related to the Notes during both the three months ended March 31, 2020 and 2019. The Company accreted $1.8 million and $1.3 million in issuance discount related to the Notes during the three months ended March 31, 2020 and 2019, respectively.
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's Notes, was $162.4 million as of March 31, 2020.
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
Issuance of Secured Term Note
On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with the Noteholder for the Secured Term Note for aggregate gross proceeds of $13.0 million. The Secured Term Note, which is cash collateralized, matures on December 31, 2021 and has an annual interest rate of 9.75%. Interest is payable in arrears on the last business day of each calendar month commencing on January 31, 2020.
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of March 31, 2020.
The balance of the Secured Term Note as of March 31, 2020 and December 31, 2019 was as follows:

			As of
			March 31, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.8%	$13,000	$(590)	$12,410

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.2%	$13,000	$(537)	$12,463

The Company amortized $0.1 million in deferred financing costs related to the Secured Term Note during the three months ended March 31, 2020.
The estimated fair value of the Secured Term Note, using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the Company's Secured Term Note, was $15.2 million as of March 31, 2020.
Letters of Credit
In 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of March 31, 2020, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The financing obligation is included within other current and other non-current liabilities on the Condensed Consolidated Balance Sheet, with $1.9 million classified as short-term and $1.2 million classified as long-term.
Future minimum payments related to the financing obligations under the failed sale-leaseback transaction as of March 31, 2020 are summarized below:

(In thousands)
Remainder of 2020	$1,685
2021	1,422
Total	$3,107

5.	Stockholders' Equity
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
The Series B-2 Warrants are exercisable by the holders at any time prior to the twelve-month anniversary of the Closing Date, as adjusted pursuant to the terms of the Series B-2 Warrants. The Series B-2 Warrants provide the holders the right to purchase an aggregate of up to 1,121,076 shares of Common Stock at an exercise price equal to $8.92 and may be exercised for cash only. If all of the Series B-2 Warrants have not been exercised prior to their expiration date, the Company will have the right, subject to prior notice to the holders and certain equity, volume and other conditions, to force the exercise of any unexercised portion of the Series B-2 Warrants by such holders. Key conditions that may impact the ability of the Company to force the exercise of these warrants include a $3.96 minimum for the VWAP of the Common Stock leading up to the forced exercise date, a minimum threshold for trading volume, and the maintained effectiveness of a registration statement with the SEC. The forced exercise price for the Series B-2 Warrants, if applicable, will be 85.0% of the VWAP of the Common Stock on the date immediately preceding the expiration date of the Series B-2 Warrants.

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
Management determined each warrant to be a freestanding financial instrument that qualifies for liability treatment as a result of net cash settlement features associated with the Exchange Cap provision or upon a change in control. Each warrant is initially measured at fair value and classified as a current liability on the Condensed Consolidated Balance Sheet, with subsequent changes in fair value recorded in earnings. To determine the fair value of each warrant, management utilized a Monte Carlo simulation analysis within an option pricing model.
The estimated fair value of the warrants as of March 31, 2020 was $3.1 million. Refer to Footnote 6, Fair Value Measurements, for further information on the Level 3 inputs utilized for the determination of the fair value of the warrants.

6.	Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring and non-recurring basis consist of the following:

	As of				As of
	March 31, 2020				December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Assets:
Money market funds (1)	$15,906	$—	$—	$15,906	$24,327	$—	$—	$24,327
Certificates of deposits (2)	—	—	—	—	—	1,009	—	1,009
Total assets	$15,906	$—	$—	$15,906	$24,327	$1,009	$—	$25,336

Liabilities:
Financing derivatives: no hedging designation (3)
Interest rate reset	$—	$—	$16,900	$16,900	$—	$—	$18,800	$18,800
Make-whole change of control	—	—	1,600	1,600	—	—	1,600	1,600
Qualifying change of control	—	—	700	700	—	—	1,187	1,187
Warrants issued: (4)
Series A	—	—	3,074	3,074	—	—	7,508	7,508
Series B-2 (5)	—	—	—	—	—	—	217	217
Total liabilities	$—	$—	$22,274	$22,274	$—	$—	$29,312	$29,312

Non-recurring fair value measurements (6)
Operating ROU assets	$—	$—	$2,033	$2,033	$—	$—	$—	$—
Leasehold improvements and other	—	—	468	468	—	—	—	—
Total assets	$—	$—	$2,501	$2,501	$—	$—	$—	$—
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's certificates of deposit are recorded at their face value which approximates their fair value.
(3) The fair values of the financing derivatives are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements.
(4) The fair values of the warrants are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. The Series B-1 Warrants expired without exercise in January 2020.
(5) The fair value of the Series B-2 Warrants was estimated as negligible as of March 31, 2020.
(6) ROU assets and leasehold improvements with a carrying value of $7.2 million were written down to a $2.5 million fair value as of March 31, 2020. This resulted in an impairment charge of $4.7 million included in net loss for the three months ended March 31, 2020.
There were no changes to the Company's valuation methodologies during the three months ended March 31, 2020 or 2019, respectively.
The following tables present the changes in the Company's recurring Level 3 fair valued financing derivative liabilities for the three months ended March 31, 2020 and 2019, respectively:

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2019	$21,587
Total gains included in other income, net (1)	(2,387)
Balance as of March 31, 2020	$19,200
(1) Represents $1.9 million gain due to change in fair value of interest rate reset derivative liability and $0.5 million gain due to change in fair value of qualifying change of control redemption derivative liability. All gains were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Financing Derivative Liabilities
Balance as of December 31, 2018	$26,100
Total gains included in other income, net (1)	(4,100)
Balance as of March 31, 2019	$22,000
(1) Represents $4.8 million gain due to change in fair value of interest rate reset derivative liability, offset by $0.7 million loss due to change in fair value of the make-whole change of control redemption derivative liability. All gains and losses were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table presents the changes in the Company's recurring Level 3 fair valued warrants liability for the three months ended March 31, 2020:

(In thousands)	Warrants Liability
Balance as of December 31, 2019	$7,725
Total gains included in other income, net (1)	(4,651)
Balance as of March 31, 2020	$3,074
(1) Represents $4.4 million gain due to change in fair value of the Series A Warrant and $0.2 million gain due to change in fair value of the Series B-2 Warrant. All gains were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table displays valuation techniques and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities, which are measured at fair value on a recurring basis:

	Fair value measurements
	Significant valuation technique	Significant valuation inputs	March 31, 2020	December 31, 2019
Interest rate reset derivative liability	Discounted cash flow	Discount rate	30.0%	25.0%
		Stock price	$2.82	$4.94
		Volatility	85.6%	74.1%
		Term	1.79 years	2.04 years
		Risk-free rate	0.2%	1.6%

Make-whole change of control redemption derivative liability	Option pricing model	Change of control probability	5.0 - 10.0%	5.0 - 10.0%
		Term	1.79 years	2.04 years
		Risk-free rate	0.2%	1.6%

Qualifying change of control redemption derivative liability	Discounted cash flow	Change of control probability	5.0%	5.0%
		Term	0.35 years	0.60 years
		Discount rate	30.0%	25.0%

Warrants liability (1)	Option pricing model	Stock price	$2.82	$4.94
		Volatility	72.0%	65.0%
		Term	4.24 years	0.59 - 4.49 years
		Change of control probability	5.0% - 10.0%	5.0 - 10.0%
		Risk-free rate	0.3%	1.6 - 1.7%
		Cost of debt	19.5% - 22.3%	14.7 - 16.0%

(1) Warrants liability includes only Series A as of March 31, 2020. Warrants liability includes Series A and Series B-2 as of December 31, 2019.
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

7.	Accrued Expenses

	As of	As of
(In thousands)	March 31, 2020	December 31, 2019
Accrued data costs	$21,295	$19,593
Payroll and payroll-related	9,372	15,412
Accrued interest on senior secured convertible notes	6,120	6,120
Professional fees	3,958	4,118
Restructuring accrual	349	992
Other	7,760	9,272
Total accrued expenses	$48,854	$55,507

8.	Related Party Transactions
Transactions with WPP plc
As of March 31, 2020 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 16.1% ownership in the Company. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to conduct a proof of concept and follow-on program to demonstrate the capability of designing and deploying a program to collect browsing and demographic data for individual participating households. The agreement, which relates to the Company's Total Home Panel product, provides that the Company makes payments to Lightspeed of approximately $5.0 million per year through December 2020.
The Company's results from transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues	$3,211	$3,845

Cost of revenues	2,375	2,095
Selling and marketing	2	3
General and administrative	142	40
The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2020	December 31, 2019
Assets
Accounts receivable, net	$2,249	$2,542
Prepaid expenses and other current assets	1,061	1,180
Liabilities
Accounts payable	$3,336	$2,510
Accrued expenses	233	716
Contract liability	2,314	1,361

Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 4, Long-term Debt, for further information regarding these agreements and subsequent amendments. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock on January 16, 2018. Included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense related to Starboard of $8.2 million during the three months ended March 31, 2020, and $6.7 million during the three months ended March 31, 2019, respectively.
The Company has the following balances related to transactions with Starboard, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2020	December 31, 2019
Accrued expenses	$6,120	$6,120
Financing derivatives	19,200	21,587
Senior secured convertible notes	186,115	184,075

9.	Commitments and Contingencies
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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children's Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys' fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California's constitutional right to privacy and intrusion upon seclusion law, New York's deceptive trade practices statute, and Massachusetts' deceptive trade practices and right to privacy statutes. The complaints alleged damages in excess of $5.0 million, with any award to be apportioned among the defendants. On February 26, 2020, the Company and Full Circle reached an agreement with the plaintiffs to settle the complaints in full, with no admission of liability, in return for injunctive relief and payment of the plaintiffs' attorneys' fees, to be covered by the Company's insurance. The settlement is subject to court approval.

Securities Class Action Litigation
On April 10, 2019, Sergii Bratusov, a purported shareholder of the Company, filed a putative class action complaint against the Company. The case, captioned Bratusov v. comScore, Inc., et al., Case No. 19 Civ. 03210, was filed in the U.S. District Court for the Southern District of New York and also names the Company's Chief Financial Officer, Gregory Fink, and the Company's former Chief Executive Officer, Bryan Wiener, as defendants. The complaint, which was amended on September 30, 2019, purports to bring claims on behalf of all persons and entities that acquired securities of the Company between February 28, 2019 and August 7, 2019 and alleges that the Company, Mr. Wiener, and Mr. Fink violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose in public statements in February and March 2019 material information concerning a disagreement relating to the Company's business strategy. The complaint also alleges that Mr. Wiener and Mr. Fink, acting as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the Company's alleged failure to disclose material information. The complaint seeks a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action. The defendants deny any wrongdoing or liability and intend to vigorously defend against these claims. Although the ultimate outcome of this matter is unknown, the Company believes that a material loss was not probable or estimable as of March 31, 2020.
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
In 2019, the Company implemented two reduction in force plans ("May 2019 Restructuring Plan" and "August 2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. The May 2019 Restructuring Plan and the August 2019 Restructuring Plan are substantially complete as of March 31, 2020, with remaining payments through March 2021.
The table below summarizes the balance of the restructuring liability as of March 31, 2020, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the three months ended March 31, 2020, by restructuring plan:

(In thousands)	May 2019 Restructuring Plan	August 2019 Restructuring Plan
Accrued Balance as of December 31, 2019	$294	$698
Payments	(158)	(485)
Accrued Balance as of March 31, 2020	$136	$213

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"), under Item 1A , "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed "essential", isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. While to date, these measures have not had a severe direct impact on our performance, customer payment delays and requests to modify contractual payment terms have negatively impacted our liquidity and cash flows to some extent and are expected to have a more significant impact in future periods, including the second quarter of 2020. As discussed in more detail below, we cannot estimate the impact that the COVID-19 pandemic and related government actions may have on our business or liquidity in the future. We have taken actions to mitigate the impact of COVID-19 and will continue to actively monitor the situation. We may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we cannot currently predict. See Item 1A "Risk Factors" for additional details.
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (smartphones, tablets and computers), television ("TV") and movie screens with demographics and other descriptive information in a privacy-focused way. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, advertisers, agencies and technology providers.
The platforms we measure include TV, smartphones, computers, tablets, over-the-top ("OTT") devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile applications, video games, television and movie programming, e-commerce, and advertising.

Results of Operations
The following table sets forth selected Condensed Consolidated Statements of Operations data as a percentage of total revenues for each of the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2020		2019
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$89,528	100.0%	$102,294	100.0%
Cost of revenues	45,798	51.2%	53,407	52.2%
Selling and marketing	19,213	21.5%	24,840	24.3%
Research and development	10,136	11.3%	18,216	17.8%
General and administrative	15,543	17.4%	19,545	19.1%
Investigation and audit related	—	—%	842	0.8%
Amortization of intangible assets	6,918	7.7%	8,105	7.9%
Impairment of right-of-use and long-lived assets	4,671	5.2%	—	—%
Restructuring	—	—%	(70)	(0.1)%
Total expenses from operations	102,279	114.2%	124,885	122.1%
Loss from operations	(12,751)	(14.2)%	(22,591)	(22.1)%
Interest expense, net	(8,846)	(9.9)%	(6,759)	(6.6)%
Other income, net	7,194	8.0%	2,969	2.9%
Gain from foreign currency transactions	804	0.9%	38	—%
Loss before income taxes	(13,599)	(15.2)%	(26,343)	(25.8)%
Income tax benefit (provision)	415	0.5%	(1,171)	(1.1)%
Net loss	$(13,184)	(14.7)%	$(27,514)	(26.9)%
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

We categorize our revenue along these three offerings; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include, but are not limited to, employee costs, costs to acquire data, operational overhead, data centers, and our technology that supports multiple solution groups.
Revenues for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$63,521	71.0%	$70,577	69.0%	$(7,056)	(10.0)%
Analytics and Optimization (1)	15,501	17.3%	21,458	21.0%	(5,957)	(27.8)%
Movies Reporting and Analytics	10,506	11.7%	10,259	10.0%	247	2.4%
Total revenues	$89,528	100.0%	$102,294	100.0%	$(12,766)	(12.5)%
(1) Beginning April 1, 2020, on a prospective basis only, we plan to classify revenue from certain new and extended custom agreements for services that utilize our syndicated data set as Ratings and Planning. Prior to April 1, 2020, revenue from these agreements was classified as Analytics and Optimization. We do not expect a material impact to either Ratings and Planning revenue or Analytics and Optimization revenue from this change, which is intended to better reflect our categorization of the underlying services.

Revenues decreased by $12.8 million, or 12.5%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Ratings and Planning revenue is comprised of revenue from our digital, television and cross-platform products. Ratings and Planning revenue decreased $7.1 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was largely driven by lower revenue from our syndicated digital products. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 50% and 51% of our Ratings and Planning revenue in the first quarter of 2020 and 2019, respectively. TV and cross-platform revenues were lower as a result of lower national TV from the effects of consolidation of certain customers. Local TV revenue was higher, offsetting these decreases, from the impact of new business entered into in 2019.
Analytics and Optimization revenue decreased by $6.0 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, due to lower sales and deliveries across all products in this solution group in the first quarter of 2020.
Movies Reporting and Analytics revenue increased by $0.2 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase related to revenue from new products and from new customers gained during 2019.
As described under "Liquidity and Capital Resources" below, the COVID-19 pandemic has negatively impacted our cash collections from customers, particularly in recent weeks. To date, however, we have not seen a severe impact on our revenue performance, which may be due to our largely subscription-based business model. We believe the effects of COVID-19, including any impact on customer demand for our products and services, may not be fully reflected in our revenues and results of operations until future periods.
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
Cost of revenues for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Data costs	$15,267	17.1%	$16,061	15.7%	$(794)	(4.9)%
Employee costs	10,280	11.5%	14,965	14.6%	(4,685)	(31.3)%
Systems and bandwidth costs	5,758	6.4%	5,281	5.2%	477	9.0%
Panel costs	5,116	5.7%	5,438	5.3%	(322)	(5.9)%
Lease expense and depreciation	3,947	4.4%	3,411	3.3%	536	15.7%
Technology	1,447	1.6%	1,472	1.4%	(25)	(1.7)%
Sample and survey costs	1,256	1.4%	2,449	2.4%	(1,193)	(48.7)%
Professional fees	1,095	1.2%	2,332	2.3%	(1,237)	(53.0)%
Royalties and resellers	987	1.1%	906	0.9%	81	8.9%
Other	645	0.7%	1,092	1.1%	(447)	(40.9)%
Total cost of revenues	$45,798	51.2%	$53,407	52.2%	$(7,609)	(14.2)%
Cost of revenues decreased $7.6 million, or 14.2%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was largely attributable to decreases in employee costs, professional fees, sample and survey costs, and data costs, offset by an increase in lease and depreciation expense.
Employee costs decreased $4.7 million primarily due to a reduction in headcount and a decrease in stock-based compensation expense. Professional fees decreased $1.2 million primarily due to a decrease in consulting services. Sample and survey costs decreased $1.2 million due to lower sales and deliveries of digital custom marketing solutions. Data costs decreased $0.8 million primarily due to lower compliance audit costs.

Lease expense and depreciation increased $0.5 million primarily due to increases in depreciation related to capitalized internally developed software.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs, including salaries, benefits, commissions, stock-based compensation and other related costs for personnel associated with sales and marketing activities. It also includes costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.
Selling and marketing expenses for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$15,160	16.9%	$20,363	19.9%	$(5,203)	(25.6)%
Lease expense and depreciation	1,387	1.5%	1,606	1.6%	(219)	(13.6)%
Professional fees	706	0.8%	706	0.7%	—	—%
Travel	622	0.7%	824	0.8%	(202)	(24.5)%
Other	1,338	1.5%	1,341	1.3%	(3)	(0.2)%
Total selling and marketing expenses	$19,213	21.5%	$24,840	24.3%	$(5,627)	(22.7)%
Selling and marketing expenses decreased by $5.6 million, or 22.7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, largely attributable to a decrease in employee costs as a result of lower headcount and a decrease in stock-based compensation expense.
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
Research and development expenses for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$7,274	8.1%	$13,770	13.5%	$(6,496)	(47.2)%
Lease expense and depreciation	1,189	1.3%	1,568	1.5%	(379)	(24.2)%
Technology	1,077	1.2%	1,079	1.1%	(2)	(0.2)%
Professional fees	389	0.4%	1,369	1.3%	(980)	(71.6)%
Other	207	0.2%	430	0.4%	(223)	(51.9)%
Total research and development expenses	$10,136	11.3%	$18,216	17.8%	$(8,080)	(44.4)%
Research and development expenses decreased by $8.1 million, or 44.4%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in employee costs, professional fees and lease and depreciation expense.
Employee costs decreased $6.5 million as a result of lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $1.0 million due to a decrease in consulting services. Lease expense and depreciation decreased $0.4 million primarily as a result of a decrease in lease expense as we terminated various leases or executed certain subleases.
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

General and administrative expenses for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$6,564	7.3%	$11,261	11.0%	$(4,697)	(41.7)%
Professional fees	4,611	5.2%	4,789	4.7%	(178)	(3.7)%
Lease expense and depreciation	586	0.7%	660	0.6%	(74)	(11.2)%
Other	3,782	4.2%	2,835	2.8%	947	33.4%
Total general and administrative expenses	$15,543	17.4%	$19,545	19.1%	$(4,002)	(20.5)%
General and administrative expenses decreased by $4.0 million, or 20.5%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in employee costs, offset by an increase in other costs.
A decrease of $4.7 million in employee costs was primarily due to a $3.3 million decrease in cash and stock compensation resulting from separation agreements for executives who exited in March 2019, as well as a result of lower headcount and a decrease in stock-based compensation expense. Other costs increased $0.9 million primarily due to an increase in bad debt expense (due to increased reserves related to customer groups that we believe will be more impacted by the current economic environment) and an increase in our accounts receivable balance compared with March 31, 2019, offset by a decrease in transition services agreement costs which ended in January 2019. The increase in our accounts receivable balance is related to the cash collection delays described under "Liquidity and Capital Resources" below; this trend has continued into the second quarter of 2020.
Investigation and Audit Related
We did not incur any expenses related to the previously disclosed Audit Committee investigation and prior-year audits during the three months ended March 31, 2020. The investigation and audit related expenses for the three months ended March 31, 2019 related to ongoing fees for the previously disclosed SEC investigation which was resolved in September 2019. We do not expect to incur additional expenses for this matter.
Impairment of Right-of-use and Long-lived Assets
In the first quarter of 2020, we recorded a $4.7 million impairment charge related to our facility lease right-of-use assets and associated leasehold improvements for certain properties currently on the market for sublease. The impairment charge was driven by changes in our projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time and a reduction of expected receipts. While this is a non-cash charge, it is expected to reduce depreciation expense by $0.2 million on an annualized basis starting in 2021. For further information refer to Footnote 2, Summary of Significant Accounting Policies.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our senior secured convertible notes ("Notes"), secured term note (the "Secured Term Note") and our finance leases.
During the three months ended March 31, 2020 and 2019, we incurred interest expense, net of $8.8 million and $6.8 million, respectively. The increase in interest expense, net was primarily driven by the interest rate reset feature on the Notes, which reset the interest rate from 6.0% to 12.0% in January 2019, and the issuance of the Secured Term Note in December 2019.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not part of our regular operations. The following is a summary of other income, net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Change in fair value of warrants liability	$4,651	$—
Change in fair value of financing derivatives	2,387	4,100
Change in fair value of investment in equity securities	—	(1,712)
Other	156	581
Total other income, net	$7,194	$2,969

Other income, net for the three months ended March 31, 2020 was driven primarily by the gain from the changes in fair value of our financing derivatives and warrants liability. Other income, net for the three months ended March 31, 2019 primarily relates to the gain from the changes in fair value of our financing derivatives, offset by loss related to the decline in the fair value of our investment in equity securities, which were disposed in 2019.
Gain from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Because our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position, the strength of the U.S. Dollar in the three months ended March 31, 2020 results in benefits for those positions when translated to U.S. Dollars. For the three months ended March 31, 2020, the gain from foreign currency transactions was $0.8 million. The gains were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro. For the three months March 31, 2019, the gain from foreign currency transactions was immaterial.
Benefit (Provision) for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity.
During the three months ended March 31, 2020, we recorded an income tax benefit of $0.4 million, resulting in an effective tax rate of (3.1)%. During the three months ended March 31, 2019, we recorded an income tax provision of $1.2 million, resulting in an effective tax rate of 4.4%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the valuation allowance against our domestic deferred tax assets.
The COVID-19 pandemic has a global reach, and many countries are introducing measures that provide relief to taxpayers in a variety of ways. We are currently evaluating these measures, including the CARES Act in the United States, but these did not have a material impact on our income tax provision for the three months ended March 31, 2020.
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
EBITDA is defined as GAAP net income (loss) plus or minus interest, taxes, depreciation and amortization of intangible assets and finance leases. We define Adjusted EBITDA as EBITDA plus or minus stock-based compensation expense as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the prior-year Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring expense; transaction costs related to the issuance of equity securities; non-cash impairment charges; and non-cash changes in the fair value of financing derivatives, warrants liability and investments in equity securities.
We define non-GAAP net loss as GAAP net income (loss) plus or minus stock-based compensation expense and amortization of intangible assets, as well as other items and amounts that we view as not indicative of our core operating performance, specifically: charges for matters relating to the prior-year Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits, consulting and other professional fees; other legal proceedings specified in the Notes; settlement of certain litigation; restructuring expense; transaction costs related to the issuance of equity securities; non-cash impairment charges; and non-cash changes in the fair value of financing derivatives, warrants liability and investments in equity securities.
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

•
Adjusted EBITDA and non-GAAP net loss do not reflect cash payments relating to fees incurred in connection with issuance of equity securities, restructuring, litigation and the prior-year Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional, consulting or other fees incurred in connection with our prior-year audits and certain legal proceedings, all of which have represented a reduction in cash available to us;

•	Adjusted EBITDA and non-GAAP net loss do not consider the impact of stock-based compensation and similar arrangements that represent dilution to our existing stockholders;

•	Adjusted EBITDA and non-GAAP net loss do not consider impairment of goodwill, long-lived assets and right-of-use assets, which represents a decline in the value of our assets;

•	Adjusted EBITDA and non-GAAP net loss do not consider possible cash gains or losses related to our financing derivatives, warrants liability or investment in equity securities; and

•	Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
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
The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss (GAAP)	$(13,184)	$(27,514)

Income tax (benefit) provision	(415)	1,171
Interest expense, net	8,846	6,759
Depreciation	3,384	3,106
Amortization expense of finance leases	390	574
Amortization of intangible assets	6,918	8,105
EBITDA	5,939	(7,799)

Adjustments:
Stock-based compensation expense	2,658	6,953
Investigation and audit related	—	842
Restructuring	—	(70)
Impairment of right-of-use and long-lived assets	4,671	—
Other income, net (1)	(6,892)	(2,388)
Adjusted EBITDA	$6,376	$(2,462)
(1) Adjustments to other income, net reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income, net and certain legal expenses defined by the Notes and classified as general and administrative expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss. We sold our investment in equity securities in 2019.

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss (GAAP)	$(13,184)	$(27,514)

Adjustments:
Stock-based compensation expense	2,658	6,953
Investigation and audit related	—	842
Amortization of intangible assets	6,918	8,105
Impairment of right-of-use and long-lived assets	4,671	—
Restructuring	—	(70)
Other income, net (1)	(6,892)	(2,388)
Non-GAAP net loss	$(5,829)	$(14,072)
(1) Adjustments to other income, net reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income, net and certain legal expenses defined by the Notes and classified as general and administrative expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss. We sold our investment in equity securities in 2019.
Liquidity and Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash used in operating activities	$(4,781)	$(1,576)
Net cash used in investing activities	(3,917)	(4,240)
Net cash used in financing activities	(549)	(1,464)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(927)	(75)
Net decrease in cash, cash equivalents and restricted cash	(10,174)	(7,355)
Our principal uses of cash historically consisted of cash paid for payroll and other operating expenses, payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers, and service of our debt and lease facilities. In prior years, we also incurred significant professional fees relating to our Audit Committee's investigation, subsequent audit and compliance efforts, as well as management changes and various legal proceedings.
As of March 31, 2020, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $56.6 million, including $19.7 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from our operations. Our operating losses, including the significant investigation and audit costs in prior years, resulted in a need to secure long-term financing. In 2018, we entered into agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which we issued and sold to Starboard a total of $204.0 million in Notes as well as warrants to purchase shares of our Common Stock in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. See "Senior Secured Convertible Notes" below.
In June 2019, we issued 2,728,513 shares of our Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. See "Sale of Common Stock and Warrants" below.
In December 2019, we issued a Secured Term Note for gross cash proceeds of $13.0 million. See "Secured Term Note" below.
In January 2020 and April 2020, we paid our quarterly accrued interest liability on the Notes in cash; the interest amount was accrued in short term liabilities as of December 31, 2019 and March 31, 2020, respectively.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. While to date, the COVID-19 pandemic has not had a severe direct impact on our performance, customer payment delays and requests to modify contractual payment terms have negatively impacted our liquidity and cash flows to some extent and are expected to have a more significant impact in the future. In the second quarter of 2020, we have continued to see delays in cash collections, leading our management team to take actions to mitigate the near-term impact on our liquidity. These actions have included freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, and reducing certain travel, marketing, recruiting and other corporate activities not deemed critical to the business in the current environment. Our management team is analyzing a range of scenarios for the business that are contingent on the duration and magnitude of the COVID-19 pandemic and its effects, and we will consider additional actions as warranted in the best interests of our employees, customers, partners and stockholders.
In addition to its impact on operations, the spread of COVID-19 has led to disruption and volatility in global capital and credit markets. Depending on future developments, this disruption could impact our ability to access capital resources on terms acceptable to us or allowable under our current financing arrangements, and our management team continues to evaluate a range of scenarios in this area as well.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of Tax Cuts and Jobs Act ("TCJA") limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. To preserve our cash balances, we began deferring certain payroll taxes starting in April 2020, as permitted by the CARES Act. In addition, we plan to claim the refundable employee retention credit created by the CARES Act during the second quarter of 2020. We continue to assess the effect of the CARES Act and additional legislation and government guidance related to the COVID-19 pandemic.
Our liquidity could be negatively affected by a decrease in demand for our products and services or by additional losses from operations, as well as payment of expenses incurred in prior periods in addition to current period expenses. It is possible that changes in consumer behavior will impact our customers' operations, and thus their demand for our services and ability to pay, even after the spread of COVID-19 has been contained and businesses are permitted to reopen. While we are taking actions (as described above) to mitigate the impact of COVID-19, further reduce operating costs and improve our working capital balance, these steps may not be successful or adequate to offset declines. If our efforts to reduce costs are not sufficient, or if customer demand or cash collection efforts are further impacted by the COVID-19 pandemic, we may not be able to maintain our compliance with the affirmative and negative covenants in our Notes and Secured Term Note or to meet our financial obligations to our vendors.
Our liquidity could be significantly affected if we are unable to maintain compliance with the covenants in our Notes and Secured Term Note, including the minimum cash balance requirements described in Footnote 4, Long-term Debt, to our Condensed Consolidated Financial Statements. If we fail to comply with our covenants, we could be required to redeem the Notes and the Secured Term Note at a premium. As of March 31, 2020, there was $217.0 million outstanding under the Notes and the Secured Term Note. The source of funds for any redemption of our debt would be our available cash and other financing, to the extent available. Based on our current plans, including the cost-reduction initiatives described above and other actions within management's control, we do not anticipate a breach of these covenants that would result in an event of default under the Notes or the Secured Term Note; however, subsequent to March 31, 2020, the holders of the Notes have questioned our compliance with the minimum cash balance requirements therein. As noted, any breach of covenants under the Notes could have a material impact on our liquidity.
We continue to be focused on maintaining flexibility in terms of sources, amounts and the timing of any potential financing, refinancing or strategic transaction in order to best position the Company for future success. We believe that our sources of funding, after taking into account the actions described above, will be sufficient to satisfy our currently anticipated requirements for at least the next 12 months. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional financing. We also cannot predict the duration and magnitude of the COVID-19 pandemic or its ultimate effects on our business or liquidity or any action that may be taken by the holders of the Notes.
Restricted Cash
Restricted cash represents our requirement to collateralize the Secured Term Note, outstanding letters of credit, international payroll processing exposures and lines of credit related to certain of our corporate credit card programs and international payroll processing exposures. As of March 31, 2020 and December 31, 2019, we had $19.7 million and $20.2 million of restricted cash, respectively.
Letters of Credit
In 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of March 31, 2020, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.

Issuance and Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 2,728,513 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 11,654,033 shares of Common Stock (the "Private Placement"). On October 14, 2019, we issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C Warrants. As a result of this exercise, the number of shares issuable under our Series A Warrants was increased by 2,728,513. In January 2020, the Series B-1 Warrants expired unexercised.
For additional information on the Private Placement, refer to Footnote 5, Stockholders' Equity.
Issuance and Sale of Senior Secured Convertible Notes and Warrants
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of the Notes as of March 31, 2020 to $204.0 million.
On November 6, 2019, we entered into an amendment with Starboard that prescribed the terms under which we may redeem the Notes for cash in the event of a qualifying change of control, as defined in the amendment.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including covenants with respect to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances ($40.0 million effective August 6, 2019) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the Notes covenants as of March 31, 2020, inclusive of our restricted cash balances. As discussed above, any breach of these covenants could have a significant negative effect on our liquidity.
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
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of March 31, 2020.
For additional information on the Notes, refer to Footnote 4, Long-term Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our Ratings and Planning, Analytics and Optimization, and Movies Reporting and Analytics products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services. As discussed above, we have experienced delays in customer payments and requests to modify contractual payment terms in connection with the COVID-19 pandemic and related government mandates and restrictions.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives, warrants liability and equity securities, accretion of debt discount, and amortization of deferred financing costs.
Net cash used in operating activities for the three months ended March 31, 2020 was $4.8 million compared to net cash used of $1.6 million for the three months ended March 31, 2019. The increase in cash used in operating activities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to an increase in interest paid on the Notes by $3.1 million due to an increase in the interest rate from 6.0% to 12.0% on January 30, 2019, as well as a net decrease in operating assets and liabilities of $0.5 million for the three months ended March 31, 2020 as compared to a net increase of $3.2 million for the three months ended March 31, 2019.The shift from a net decrease in operating assets and liabilities to a net increase relates to higher accounts receivable balances as customer payments were delayed into the second quarter of 2020, as well as payments of our accounts payable balances from prior year.
Investing Activities
Cash used in investing activities primarily consists of payments related to capitalized internal-use software costs, purchases of computer and network equipment to support our technical infrastructure, and furniture and equipment. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base and introduce new digital formats, as well as constraints on cash expenditures in the current economic environment.
Net cash used in investing activities for the three months ended March 31, 2020 was $3.9 million compared to net cash used in investing activities of $4.2 million for the three months ended March 31, 2019. This decrease in cash used in investing activities was attributable to a $1.8 million decrease in purchases of property and equipment and a decrease of $0.7 million from the sale of investments, offset by an increase of $0.8 million in capitalized internally developed software.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2020 was $0.5 million compared to net cash used in financing activities of $1.5 million during the three months ended March 31, 2019. The decrease in cash used by financing activities was attributable to a decrease of $1.1 million from the net settlement of equity awards for tax withholdings, a decrease of $1.0 million in principal payment on finance leases and software license arrangements and a decrease of $1.2 million from proceeds received from the exercise of stock options.
Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature. The information set forth below summarizes our contractual obligations as of March 31, 2020 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$217,000	$—	$217,000	$—	$—
Unconditional purchase obligations with MVPDs (2)	103,330	40,639	48,800	13,891	—
Operating lease obligations (3)	71,735	9,401	21,075	18,535	22,724
Finance lease obligations (4)	4,607	1,700	2,887	20	—
Sale-leaseback financing transaction (5)	3,107	2,247	860	—	—
Other long-term obligations (6)	4,368	2,278	2,090	—	—
Total	$404,147	$56,265	$292,712	$32,446	$22,724
(1) In 2018, we entered into several agreements with Starboard whereby we issued Notes in exchange for cash and shares of Common Stock. In 2019, our wholly-owned subsidiary, Rentrak B.V., entered into a Secured Term Note. See Footnote 4, Long-term Debt for more information.
(2) Unconditional purchase obligations with MVPDs include contractual arrangements with MVPDs for the purchase of TV viewing data that is used in our products, primarily reported in the Ratings and Planning solution group. If these arrangements are canceled by the MVPDs, we have the ability to terminate contracts with our end customers. Commitments reflected herein relate to future data obligations after March 31, 2020.
(3) Operating lease obligations represent future lease commitments, primarily for real estate leases, accounted for under ASC 842.
(4) Finance lease obligations represent future lease commitments, primarily for equipment leases, accounted for under ASC 842.
(5) We entered into a sale-leaseback arrangement with a vendor in June 2019. See Footnote 4, Long-term Debt for more information.
(6) Other long-term obligations include future commitments for our data center arrangements, software licenses and the right to access cloud-based solutions under long-term contracts.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, trade payables, service of our debt and lease facilities, and expenses from ongoing compliance efforts and legal proceedings. As discussed above, we have experienced delays in customer payments and requests to modify contractual payment terms in connection with the COVID-19 pandemic and related government mandates and restrictions. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from cost-reduction initiatives undertaken by our management and any proceeds from the exercise of warrants sold in the Private Placement, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. The current disruption and volatility in global capital and credit markets could impact our ability to access capital resources on terms acceptable to us or allowable under our current financing arrangements, or at all. If we were to issue additional equity securities in order to raise additional funds or pay interest on the Notes and Secured Term Note, further dilution to existing stockholders could occur.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than certain purchase obligations with MVPDs, which are disclosed in the Contractual Payment Obligations table above.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three months ended March 31, 2020) the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments. Other than our accounting policies related to the impairment charges recorded for right-of-use and long-lived assets (which relate to the impact of COVID-19 on local real estate markets), there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to the critical accounting policies and estimates disclosed in our 2019 10-K.
Impairment of Right-of-use and Long-lived Assets
We apply the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, to determine whether our right-of use ("ROU") and related long-lived assets may be impaired. We evaluate our ROU and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For facility lease ROU and related long-lived assets, we compare the estimated undiscounted cash flows generated by a sublease to the current carrying value of the ROU and related long-lived assets. If the undiscounted cash flows are less than the carrying value of the ROU and related long-lived assets, we record an impairment loss equal to the excess of the ROU and long-lived assets' carrying value over their fair value consistent with other long-lived assets.
We performed an interim analysis as of March 31, 2020, as changes in market conditions indicated the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable, and determined certain ROU assets, and related leasehold improvements, were impaired. We recorded a $4.7 million impairment charge related to our ROU assets, and related leasehold improvements, for the three months ended March 31, 2020, with corresponding adjustments of $2.8 million and $1.9 million to the operating lease ROU asset and property and equipment, net line items, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2020. The impairment charge was driven by changes in our projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties currently on the market for sublease. The fair value of these ROU assets, and related leasehold improvements, was estimated using an income approach and a discount rate of 12.0%.
Although we believe that the carrying values of our long-lived assets are appropriately stated, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are subject to interest rate risk in connection with the Notes, and we hold derivative financial instruments and have outstanding warrants that are subject to market risk. We also have foreign currency exchange rate risk from our global operations, although we do not believe this risk to be significant. Except as set forth below, there have been no material changes in our exposure to market risk during the three months ended March 31, 2020 as compared to our market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2019 10-K.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of March 31, 2020, the interest rate on the Notes was 12.0% per year. The interest rate reset on January 30, 2020 and will remain at 12.0% (subject to certain conditions) until February 1, 2021 (the "Interest Reset Date"). On the Interest Reset Date, the interest rate will reset based on the then-applicable Conversion Premium which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

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
As discussed in Footnote 4, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares. We elected to pay the interest due on January 2, 2020 and April 1, 2020 in cash.
Interest rate reset derivative financial instrument, warrants liability financial instrument, and foreign currency risk
For discussion of market risk associated with our interest rate reset derivative financial instrument, warrants liability financial instrument, and foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2019 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and our principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of the date of this filing, we have not experienced a material change in our internal control over financial reporting related to the COVID-19 pandemic, including with respect to remote work arrangements for our employees. However, we will continue to monitor and assess circumstances related to the pandemic and our workforce to minimize any negative impact on the design and effectiveness of our internal control.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A "Risk Factors" of our 2019 10-K before you decide whether to invest in our Common Stock. The risks identified below and in our 2019 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2019 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
The COVID-19 pandemic and related economic repercussions could have material adverse effects on our business, financial position, results of operations and cash flows.
The COVID-19 pandemic has caused massive disruption and uncertainty in domestic and global economies and particularly in the media, advertising and entertainment industries in which we operate. The extent to which the COVID-19 pandemic may impact our business is currently uncertain and will depend in large part on our customers, many of whom have been significantly affected by measures taken to mitigate the spread of the virus. In recent weeks, we have experienced payment delays and requests for changes in payment terms from our customers, particularly in our Movies Reporting and Analytics business, which has impacted our operating cash flows and financial position. If the U.S. and global economies do not recover in the near term, or if recovery is delayed or limited in certain sectors due to longer term changes in consumer behavior, our customers may continue to delay their payments to us, may defer or reduce their purchases from us, or may experience bankruptcy events, any of which could have a material adverse effect on our business and financial performance. Due to our largely subscription-based business model, the effects of COVID-19 may not be fully reflected in our results of operations until future periods.
Given the nature and significance of these events, we are unable to enumerate all potential risks to our business from the pandemic. However, we believe that in addition to the impacts described above, other current and potential impacts include, but are not limited to:

•	notices from customers and vendors arguing that any non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•	delays in meeting our payment obligations to vendors, which could result in the loss of goods and services necessary to operate our business;

•	inefficiencies, increased security risks and privacy concerns surrounding remote working arrangements and stay-at-home orders, under which most of our employees are currently operating;

•	diversion of management time and resources related to business continuity planning;

•
disruptions from operational changes we have undertaken or may undertake to manage liquidity risk, including lease and contract terminations, workforce reductions, furloughs and other cost-reduction initiatives;

•	challenges in complying with our existing debt obligations, including quarterly interest payments and covenants requiring the maintenance of certain minimum cash balances;

•	unfavorable capital and credit market conditions, which could impact our ability to obtain future financing or refinance our existing debt;

•	heightened sensitivity from government regulators, particularly with respect to privacy compliance and cybersecurity in the current environment;

•	further impairment of lease-related assets, goodwill or other intangible assets; and

•
litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to our debt facilities, leases, commercial contracts, employee matters and insurance arrangements.

We cannot predict the duration or magnitude of the pandemic or its effects on our business or financial performance at this time; nor can we guarantee that any measures we take to mitigate the impact will be successful. To the extent COVID-19 adversely affects our business, financial condition, results of operation or cash flows, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section of our 2019 10-K.
The COVID-19 pandemic and related economic repercussions have impacted our cash flows, which could impact our ability to comply with the restrictive covenants in the agreements governing our debt.
The agreements governing our debt contain affirmative and negative covenants that limit our ability to take certain actions. Our Notes also require us to maintain a $40.0 million minimum cash balance, which we calculate based on our total cash, cash equivalents and restricted cash. Failure to meet our obligations under the Notes could lead to an Event of Default (as defined in the Notes), which could have important consequences including, potentially, forcing us into bankruptcy or liquidation.
The COVID-19 pandemic is creating customer payment delays and requests to modify contractual payment terms that have negatively impacted our liquidity and cash flows to some extent and could have a more significant impact in future periods. As of March 31, 2020, we had cash, cash equivalents and restricted cash totaling $56.6 million, including $19.7 million in restricted cash, and we were in compliance with the covenants under the Notes and the Secured Term Note; however, subsequent to March 31, 2020, the holders of the Notes have questioned our compliance with the minimum cash balance requirements therein. If the U.S. and global economies do not recover in the near term, or if recovery is delayed or limited in certain sectors due to longer term changes in consumer behavior, our cash flows could be further impacted, which could impact our ability to satisfy the covenants in the agreements governing our debt, including the minimum cash balance requirement in the Notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2020
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Voluntary Pay Reductions
In response to the ongoing COVID-19 pandemic, our senior leadership team and independent directors have agreed to voluntarily reduce their compensation as described below.

Pursuant to letter agreements entered into on May 7, 2020 (collectively, the "Agreements"): (a) our Chief Executive Officer and Executive Vice Chairman, William Livek, has agreed to reduce his base salary by 50%; (b) each of our other executive officers (Gregory Fink, Chief Financial Officer; Carol DiBattiste, Chief Legal and Compliance Officer; and Christopher Wilson, Chief Commercial Officer) has agreed to reduce his or her base salary by 30%; and (c) other members of our senior leadership team have agreed to reduce their base salaries by 30%. Each of these compensation reductions is effective as of May 16, 2020 and will continue until the earliest of (i) September 30, 2020; (ii) the execution of definitive documentation providing for a Qualifying Change in Control of the Company, which is defined as a Change in Control according to our 2018 Equity and Incentive Compensation Plan (the "Plan") excluding clauses (b) and (d) of the Plan definition; or (iii) the execution of definitive documentation providing for the refinancing of all or substantially all of the Notes (the earliest of such dates, the "End Date"). The Agreements provide that the reductions will not constitute "Good Reason" under any existing severance agreement, plan or policy and will not be taken into account for purposes of calculating any severance benefits that may become due upon a qualifying termination of employment. We have committed to revisit the reductions as soon as practicable if and when circumstances change, including consideration of an earlier return to the executives' previous salaries and a discretionary bonus up to the full amount of the reductions.
In addition, our independent directors have agreed to reduce their annual cash retainers for service on the Board of Directors by 20%, and our Chairman has agreed to reduce his current cash retainer by 20%, effective June 1, 2020 until the End Date. These reductions are in addition to a nearly 50% reduction in equity compensation taken by the independent directors for the 2019-2020 director compensation term, as previously disclosed.
Departure of Chief Legal and Compliance Officer
On May 7, 2020, we announced that our Chief Legal and Compliance Officer, Carol DiBattiste, will depart the Company effective May 31, 2020 (the "Separation Date") and will become entitled to certain payments and benefits pursuant to a Change of Control and Severance Agreement previously entered into between the Company and Ms. DiBattiste, effective as of February 21, 2019, and based on the form agreement previously filed as Exhibit 10.22 to our Form 10-K/A for the fiscal year ended December 31, 2019, which was filed on April 29, 2020 ("Form 10-K/A"), and as further described in the Form 10-K/A (the "Prior Agreement"). Also on May 7, 2020, we and Ms. DiBattiste entered into a Separation and Release Agreement (the "Separation Agreement"), pursuant to which Ms. DiBattiste will receive the payments and benefits provided for under the Prior Agreement, subject to the following modifications: (i) the monthly cash installment payments payable under the Prior Agreement will be paid in four installments on each of November 30, 2020, December 31, 2020, April 1, 2021, and May 31, 2021, and (ii) 19,630 restricted stock units and 13,280 performance-based restricted stock units ("PRSUs") previously awarded to Ms. DiBattiste in 2018 and currently outstanding will be modified to remain outstanding following the Separation Date and to become fully vested upon a qualifying change of control transaction (as defined in the Separation Agreement) that occurs on or before August 31, 2020, provided that the percentage of PRSUs eligible for vesting upon such event shall equal the greatest of (A) 100%, (B) the actual percentage achievement of the performance goals set forth in the applicable PRSU award agreement, determined as of the date of the qualifying change of control, or (C) the percentage level of achievement provided for in any agreement pursuant to which the qualifying change of control is consummated that applies to senior executives of the company who hold similar awards. To the extent not vested pursuant to the preceding sentence, all such restricted stock units and PRSUs shall be forfeited as of August 31, 2020.
Under the Separation Agreement, Ms. DiBattiste agreed to a comprehensive release of claims in favor of the Company and its affiliates. Ms. DiBattiste also reaffirmed her commitment to be bound by restrictive covenants regarding nondisclosure of confidential information and non-competition and non-solicitation requirements.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is expected to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020, and the full text of the Prior Agreement as previously disclosed.

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
May 7, 2020