Form 10-Q
period 2020-06-30
COMSCORE, INC.
filed 2020-08-10
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
______________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 6, 2020, there were 71,219,621 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-Q, and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the COVID-19 pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession resulting from the COVID-19 pandemic; plans for business continuity, financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with financing covenants and other payment obligations; expectations regarding the introduction of new products; effects of restructuring, remote work arrangements and other employment actions; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; plans for stabilization, growth and future operations; effects of acquisitions, divestitures and partnerships; as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,899	$46,590
Restricted cash	19,611	20,183
Accounts receivable, net of allowances of $2,772 and $1,919, respectively ($2,406 and $2,698 of accounts receivable attributable to related parties, respectively)	64,026	71,853
Prepaid expenses and other current assets ($1,156 and $1,180 attributable to related parties, respectively)	14,755	15,357
Total current assets	134,291	153,983
Property and equipment, net	30,362	31,693
Operating right-of-use assets	31,484	36,689
Other non-current assets	3,652	2,979
Deferred tax assets	1,868	2,374
Intangible assets, net	65,790	79,559
Goodwill	416,172	416,418
Total assets	$683,619	$723,695
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($1,084 and $2,510 attributable to related parties, respectively)	$36,178	$44,804
Accrued expenses ($7,666 and $6,902 attributable to related parties, respectively)	51,071	55,507
Contract liability ($1,800 and $1,519 attributable to related parties, respectively)	55,422	58,158
Customer advances	8,432	9,886
Warrants liability	3,832	7,725
Current operating lease liabilities	6,994	6,764
Other current liabilities	6,723	7,393
Total current liabilities	168,652	190,237
Secured term note	12,488	12,463
Financing derivatives (related parties)	16,900	21,587
Senior secured convertible notes (related parties)	188,275	184,075
Non-current operating lease liabilities	39,480	42,497
Non-current contract liability	6,165	291
Deferred tax liabilities	407	287
Other non-current liabilities	11,245	13,284
Total liabilities	443,612	464,721
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 77,629,871 shares issued and 70,865,075 shares outstanding as of June 30, 2020, and 76,829,926 shares issued and 70,065,130 shares outstanding as of December 31, 2019	71	70
Additional paid-in capital	1,615,284	1,609,358
Accumulated other comprehensive loss	(13,642)	(12,333)
Accumulated deficit	(1,131,722)	(1,108,137)
Treasury stock, at cost, 6,764,796 shares as of June 30, 2020 and December 31, 2019	(229,984)	(229,984)
Total stockholders' equity	240,007	258,974
Total liabilities and stockholders' equity	$683,619	$723,695
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (1)	$88,566	$96,888	$178,094	$199,182

Cost of revenues (1) (2) (3) (4)	44,949	51,994	90,747	105,401
Selling and marketing (2) (3) (4)	16,007	23,329	35,220	48,169
Research and development (2) (3) (4)	9,765	16,883	19,901	35,099
General and administrative (1) (2) (3) (4)	13,741	16,932	29,284	36,477
Investigation and audit related	—	2,354	—	3,196
Amortization of intangible assets	6,846	8,076	13,764	16,181
Impairment of goodwill	—	224,272	—	224,272
Impairment of intangible asset	—	17,308	—	17,308
Settlement of litigation, net	—	5,000	—	5,000
Impairment of right-of-use and long-lived assets	—	—	4,671	—
Restructuring (3)	—	2,949	—	2,879
Total expenses from operations	91,308	369,097	193,587	493,982
Loss from operations	(2,742)	(272,209)	(15,493)	(294,800)
Interest expense, net (1)	(8,856)	(8,242)	(17,702)	(15,001)
Other income (expense), net	1,477	(3,081)	8,671	(112)
Loss from foreign currency transactions	(944)	(464)	(140)	(426)
Loss before income taxes	(11,065)	(283,996)	(24,664)	(310,339)
Income tax benefit	664	4,463	1,079	3,292
Net loss	$(10,401)	$(279,533)	$(23,585)	$(307,047)
Net loss per common share:
Basic and diluted	$(0.15)	$(4.61)	$(0.34)	$(5.09)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	70,554,326	60,697,608	70,340,658	60,315,528
Comprehensive loss:
Net loss	$(10,401)	$(279,533)	$(23,585)	$(307,047)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	1,564	677	(1,309)	56
Total comprehensive loss	$(8,837)	$(278,856)	$(24,894)	$(306,991)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$487	$636	$696	$1,484
Selling and marketing	720	1,087	1,329	2,403
Research and development	375	668	431	1,394
General and administrative	764	1,913	2,548	5,976
Restructuring	—	(266)	—	(266)
Total stock-based compensation expense	$2,346	$4,038	$5,004	$10,991

(4) Lease cost, net of sublease income, is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost
Cost of revenues	$945	$1,155	$1,836	$2,256
Selling and marketing	1,045	1,218	2,144	2,382
Research and development	716	787	1,317	1,536
General and administrative	507	339	1,190	718
Total operating lease cost	$3,213	$3,499	$6,487	$6,892

Amortization of right-of-use assets
Cost of revenues	$288	$578	$573	$999
Selling and marketing	41	85	82	146
Research and development	44	80	88	141
General and administrative	21	44	41	75
Total amortization of right-of-use assets	$394	$787	$784	$1,361
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	(13,184)	—	(13,184)
Foreign currency translation adjustment	—	—	—	(2,873)	—	—	(2,873)
Restricted stock units vested	157,384	—	—	—	—	—	—
Common stock received from tax withholding	(15,597)	—	(65)	—	—	—	(65)
Amortization of stock-based compensation	—	—	2,609	—	—	—	2,609
Balance as of March 31, 2020	70,206,917	$70	$1,611,902	$(15,206)	$(1,121,321)	$(229,984)	$245,461
Net loss	—	—	—	—	(10,401)	—	(10,401)
Foreign currency translation adjustment	—	—	—	1,564	—	—	1,564
Restricted stock units vested	659,244	1	2,241	—	—	—	2,242
Common stock received from tax withholding	(1,086)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	1,144	—	—	—	1,144
Balance as of June 30, 2020	70,865,075	$71	$1,615,284	$(13,642)	$(1,131,722)	$(229,984)	$240,007

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(27,514)	—	(27,514)
Foreign currency translation adjustment	—	—	—	(621)	—	—	(621)
Exercise of common stock options	68,259	—	1,191	—	—	—	1,191
Restricted stock units vested	552,651	1	4,610	—	—	—	4,611
Common stock received from tax withholding	(52,853)	—	(1,138)	—	—	—	(1,138)
Amortization of stock-based compensation	—	—	5,888	—	—	—	5,888
Balance as of March 31, 2019	59,957,887	$60	$1,571,759	$(11,242)	$(796,655)	$(229,984)	$533,938
Net loss	—	—	—	—	(279,533)	—	(279,533)
Foreign currency translation adjustment	—	—	—	677	—	—	677
Issuance of common stock in connection with CVI Warrants	2,728,513	3	7,575	—	—	—	7,578
Common stock warrants exercised	323,448	—	—	—	—	—	—
Interest paid in Common Stock	243,261	—	5,134	—	—	—	5,134
Restricted stock units vested	46,078	—	—	—	—	—	—
Common stock received from tax withholding	(7,218)	—	(72)	—	—	—	(72)
Amortization of stock-based compensation	—	—	2,354	—	—	—	2,354
Balance as of June 30, 2019	63,291,969	$63	$1,586,750	$(10,565)	$(1,076,188)	$(229,984)	$270,076
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(23,585)	$(307,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,788	6,111
Non-cash operating lease expense	2,978	2,747
Amortization expense of finance leases	784	1,361
Amortization of intangible assets	13,764	16,181
Bad debt expense	1,590	—
Impairment of goodwill	—	224,272
Impairment of intangible asset	—	17,308
Stock-based compensation	5,004	10,991
Deferred tax provision (benefit)	324	(3,983)
Change in fair value of financing derivatives	(4,687)	(1,100)
Change in fair value of warrants liability	(3,893)	—
Change in fair value of investment in equity securities	—	2,016
Impairment of right-of-use and long-lived assets	4,671	—
Accretion of debt discount	3,617	3,042
Amortization of deferred financing costs	739	525
Other	(6)	(20)
Changes in operating assets and liabilities:
Accounts receivable	5,836	4,442
Prepaid expenses and other assets	(779)	3,190
Accounts payable, accrued expenses and other liabilities	(13,948)	20,176
Contract liability and customer advances	2,330	(6,552)
Operating lease liabilities	(3,319)	(4,364)
Net cash used in operating activities	(1,792)	(10,704)

Investing activities:
Proceeds from sale of investment in equity securities	—	705
Purchases of property and equipment	(45)	(1,893)
Capitalized internal-use software costs	(7,836)	(5,619)
Net cash used in investing activities	(7,881)	(6,807)

Financing activities:
Proceeds from private placement, net of issuance costs paid	—	19,894
Proceeds from sale-leaseback financing transaction	—	4,252
Proceeds from the exercise of stock options	—	1,191
Payments for taxes related to net share settlement of equity awards	(68)	(1,210)
Principal payments on finance leases	(823)	(1,417)
Principal payments on software license arrangements	(155)	(1,662)
Net cash (used in) provided by financing activities	(1,046)	21,048
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(544)	91
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,263)	3,628
Cash, cash equivalents and restricted cash at beginning of period	66,773	50,198
Cash, cash equivalents and restricted cash at end of period	$55,510	$53,826

	As of June 30,
	2020	2019
Cash and cash equivalents	$35,899	$48,963
Restricted cash	19,611	4,863
Total cash, cash equivalents and restricted cash	$55,510	$53,826

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow disclosures:
Interest paid ($12,240 and $3,046 attributable to related party, respectively)	$13,551	$3,413
Income taxes paid, net of refunds	771	373

Supplemental disclosures of non-cash activities:
Settlement of restricted stock unit liability	$2,241	$4,611
Right-of-use assets obtained in exchange for new operating lease liabilities	669	397
Change in accounts payable and accrued expenses related to capital expenditures	456	1,630
Leasehold improvements acquired through lease incentives	218	1,427
Fair value of warrants issued in private placement	—	10,798
Interest paid in common stock	—	5,134
Right-of-use assets obtained in exchange for new finance lease liabilities	—	3,487
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Organization
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
•During 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in senior secured convertible notes as well as warrants to purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. For additional information, refer to Footnote 4, Long-term Debt.
•On June 26, 2019, the Company issued 2,728,513 shares of Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. On October 14, 2019, the Company issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C warrant. For additional information, refer to Footnote 5, Stockholders' Equity.
•On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties (collectively the "Noteholder") for a secured term note (the "Secured Term Note") in exchange for gross proceeds of $13.0 million. The Secured Term Note matures on December 31, 2021, is cash collateralized, and has an annual interest rate of 9.75% that is payable monthly in arrears. For additional information, refer to Footnote 4, Long-term Debt.
As of June 30, 2020, the Company was in compliance with its covenants under the senior secured convertible notes and the Secured Term Note, inclusive of the Company's restricted cash balances.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which the Company operates. To date, the COVID-19 pandemic has had some impact on the Company's business, including with respect to the timing of executing new or renewal contracts, the impact of closed movie theaters on the Company's customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted the Company's liquidity, net loss, and cash flows to some extent and are expected to continue to have an impact in future periods. In addition, the spread of COVID-19 has led to disruption and volatility in global capital and credit markets, which, depending on future developments, could impact the Company's ability to access capital resources on terms acceptable to the Company or allowable under its current financing arrangements, or at all. Liquidity could also be negatively affected by a decrease in demand for the Company's products and services or by additional losses from operations, whether related to the COVID-19 pandemic or otherwise. While the Company has taken, and continues to take, actions to reduce costs and mitigate the impact of COVID-19, these steps may not be successful or adequate to offset declines in cash collections. If the Company's efforts to manage costs are not sufficient, or if cash collection efforts are further impacted by the COVID-19 pandemic, the Company may not be able to maintain compliance with the affirmative and negative covenants in its senior secured convertible notes and Secured Term Note or to meet its financial obligations to vendors or others.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of Tax Cuts and Jobs Act ("TCJA") limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company began deferring certain payroll taxes starting in April 2020, as permitted by the CARES Act. In addition, the Company began claiming the refundable employee retention credit created by the CARES Act during 2020. The Company continues to assess the effect of the CARES Act and additional legislation and government guidance related to the COVID-19 pandemic.
The Company's liquidity could be significantly affected if the Company is unable to maintain compliance with the covenants in its senior secured convertible notes and Secured Term Note, including the minimum cash balance requirements described in Footnote 4, Long-term Debt. If the Company fails to comply with its covenants, it could be required to redeem the senior secured convertible notes and the Secured Term Note at a premium. As of June 30, 2020, there was $217.0 million outstanding under the senior secured convertible notes and the Secured Term Note. The source of funds for any redemption of the notes would be the Company's available cash and other financing, to the extent available. Based on the Company's current plans, including continued cost management and other actions within management's control, the Company does not anticipate a breach of these covenants that would result in an event of default under the senior secured convertible notes or the Secured Term Note; however, during the quarter ended June 30, 2020, the holders of the senior secured convertible notes questioned the Company's compliance with the minimum cash balance requirements therein. As noted, any breach of covenants under the senior secured convertible notes could have a material impact on the Company's liquidity.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and timing of any potential financing, refinancing or strategic transaction, in order to best position the Company for future success. The Company believes that its sources of funding, after taking into account the financing transactions described above and the cost-reduction initiatives undertaken by management in 2020, will be sufficient to satisfy the Company's estimated liquidity needs and allow the Company to remain in compliance with its covenants under the senior secured convertible notes and the Secured Term Note for at least one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. The Company also cannot predict the duration and magnitude of the COVID-19 pandemic or its effects on the Company's business or liquidity or any action that may be taken by the holders of the senior secured convertible notes, as described above.

2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Specifically, current accrued litigation settlements have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets. In addition, non-current contract liability is now separately reported from other non-current liabilities on the Condensed Consolidated Balance Sheets.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"). The Condensed Consolidated Results of Operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2020 or thereafter. All references to June 30, 2020 and 2019 in the Notes to Condensed Consolidated Financial Statements are unaudited.
Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of financing derivative liabilities and warrants, the allowance for doubtful accounts, and valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. For the three and six months ended June 30, 2020, management specifically considered the impact of the COVID-19 pandemic and related matters in evaluating the Company's goodwill, intangible and other long-lived assets, lease accounting, contingencies, fair value determinations and allowance for doubtful accounts.
Due to the inherent uncertainty involved in making estimates, particularly in the current environment, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Change in fair value of financing derivatives	$2,300	$(3,000)	$4,687	$1,100
Change in fair value of warrants liability	(758)	—	3,893	—
Change in fair value of investment in equity securities	—	(304)	—	(2,016)
Other	(65)	223	91	804
Total other income (expense), net	$1,477	$(3,081)	$8,671	$(112)

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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options, stock appreciation rights, restricted stock units, deferred stock units, senior secured convertible notes and warrants	16,719,624	9,209,577	16,564,285	8,511,550
Goodwill and Intangible Assets
In June 2019, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. In its assessment, the Company considered the sustained decline in the Company's stock price and market capitalization, changes in management, and lower revenue, among other factors. The Company performed a quantitative goodwill impairment test using a discounted cash flow model, supported by a market approach. The Company's reporting unit failed the goodwill impairment test; and as a result the Company recorded a $224.3 million non-cash impairment charge.
Also in June 2019, the Company recorded a $17.3 million non-cash impairment charge for the full carrying value of its strategic alliance intangible asset. Changes in the Company's projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the quarter, resulted in a change in the Company's long-term view of the viability of the intangible asset. As such, the Company's assessment yielded that the benefit of the alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach.
There were no comparable charges in the three or six months ended June 30, 2020.
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
Although the Company believes that the carrying values of its long-lived assets are appropriately stated as of June 30, 2020, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.

Allowance for Doubtful Accounts
The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for uncollectible receivables. Allowances are based on management's judgment, which considers historical collection experience adjusted for current conditions or expected future conditions based on reasonable and supportable forecasts, a specific review of all significant outstanding receivables, an assessment of company-specific credit conditions and general economic conditions. For the six months ended June 30, 2020, management considered the impact of the COVID-19 pandemic, including customer payment delays and requests from customers to revise contractual payment terms, in determining the Company's allowance for doubtful accounts.
The table below summarizes the change in balance of the allowance for doubtful accounts:

	Six Months Ended June 30,
(In thousands)	2020	2019
Beginning Balance	$(1,919)	$(1,597)
Bad debt expense	(1,590)	—
Recoveries	(55)	(331)
Write-offs	792	330
Ending Balance	$(2,772)	$(1,598)
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

3.Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
By solution group:
Ratings and Planning (1)	$63,779	$68,922	$127,300	$139,499
Analytics and Optimization (1)	16,894	17,293	32,395	38,751
Movies Reporting and Analytics	7,893	10,673	18,399	20,932
Total	$88,566	$96,888	$178,094	$199,182
By geographical market:
United States	$77,527	$83,971	$154,673	$171,947
Europe	6,417	7,504	13,900	15,916
Canada	2,011	1,758	3,573	3,598
Latin America	1,477	2,284	3,497	4,686
Other	1,134	1,371	2,451	3,035
Total	$88,566	$96,888	$178,094	$199,182
By timing of revenue recognition:
Products and services transferred over time	$68,576	$75,180	$140,493	$151,641
Products and services transferred at a point in time	19,990	21,708	37,601	47,541
Total	$88,566	$96,888	$178,094	$199,182
(1) In the second quarter of 2020, the Company began classifying revenue from certain new and extended custom agreements for services that utilize its syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable, net	$64,026	$71,853
Current and non-current contract assets	389	1,035
Current and non-current contract costs	472	799
Current contract liability	55,422	58,158
Current customer advances	8,432	9,886
Non-current contract liability	6,165	291
Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liability (Current)
	Six Months Ended June 30,
(In thousands)	2020	2019
Revenue recognized that was included in the opening contract liability balance	$(39,497)	$(50,758)
Cash received or amounts billed in advance and not recognized as revenue	47,596	44,780
For the six months ended June 30, 2020, the Company recorded $5.9 million in amounts billed in advance, but not yet recognized as revenue, within non-current contract liabilities.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2020, approximately $240.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 37% of these remaining performance obligations during the remainder of 2020, approximately 40% in 2021, and approximately 17% in 2022, with the remainder recognized thereafter.

Costs to Obtain or Fulfill a Contract
As of June 30, 2020 and December 31, 2019, the Company had $0.5 million and $0.8 million, respectively, in capitalized contract costs. For the three months ended June 30, 2020 and 2019, amortized and expensed contract costs were $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2020 and 2019, amortized and expensed contract costs were $0.7 million and $1.4 million, respectively.
4.Long-term Debt
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
Interest on the Notes is payable on a quarterly basis in arrears from April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the VWAP of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. On each of January 2, 2020, April 1, 2020 and July 1, 2020, the Company paid quarterly accrued interest of $6.1 million in cash. The accrued interest liability of $6.1 million as of June 30, 2020 was classified within accrued expenses in the Condensed Consolidated Financial Statements.
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

The balance of the Notes as of June 30, 2020 and December 31, 2019 was as follows:

			As of
			June 30, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(11,599)	$(2,153)	$139,748
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(1,852)	(121)	48,527
Total			$204,000	$(13,451)	$(2,274)	$188,275

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(14,703)	$(2,706)	$136,091
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(2,365)	(151)	47,984
Total			$204,000	$(17,068)	$(2,857)	$184,075
Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes are variable. Accordingly, the accretion schedule of debt discount and the amortization schedule of deferred financing costs are updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $0.3 million and $0.6 million in deferred financing costs related to the Notes during the three and six months ended June 30, 2020, respectively; and $0.3 million and $0.5 million during the three and six months ended June 30, 2019, respectively. The Company accreted $1.8 million and $3.6 million in issuance discount related to the Notes during the three and six months ended June 30, 2020, respectively; and $1.7 million and $3.0 million during the three and six months ended June 30, 2019, respectively.
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's Notes, was $171.0 million as of June 30, 2020.
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
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of June 30, 2020.
The balance of the Secured Term Note as of June 30, 2020 and December 31, 2019 was as follows:

			As of
			June 30, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.8%	$13,000	$(512)	$12,488

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.2%	$13,000	$(537)	$12,463
The Company amortized $0.1 million and $0.2 million in deferred financing costs related to the Secured Term Note during the three and six months ended June 30, 2020, respectively.
The estimated fair value of the Secured Term Note, using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the Company's Secured Term Note, was $14.9 million as of June 30, 2020.
Letters of Credit
In 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of June 30, 2020, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The remaining financing liability of $2.6 million is included within other current liabilities on the Condensed Consolidated Balance Sheet.
Future minimum payments related to the financing obligations under the failed sale-leaseback transaction as of June 30, 2020 are summarized below:

(In thousands)
Remainder of 2020	$1,123
2021	1,422
Total	$2,545
5.Stockholders' Equity
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
The Series B-1 Warrants were exercisable by the holders at any time prior to the six-month anniversary of the Closing Date, as adjusted pursuant to the terms of the Series B-1 Warrants. The Series B-1 Warrants provided the holders the right to purchase an aggregate of up to 2,347,418 shares of Common Stock at an exercise price equal to $8.52 and could have been exercised for cash only. The Series B-1 Warrants expired on January 29, 2020.
The Series B-2 Warrants were exercisable by the holders at any time prior to the twelve-month anniversary of the Closing Date, as adjusted pursuant to the terms of the Series B-2 Warrants. The Series B-2 Warrants provided the holders the right to purchase an aggregate of up to 1,121,076 shares of Common Stock at an exercise price equal to $8.92 and could have been exercised for cash only. The Series B-2 Warrants expired on August 3, 2020.
The Series A Warrants are exercisable for a period of five years from the Closing Date and are currently exercisable into 5,457,026 shares of Common Stock, which is equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described below). The exercise price for the Series A Warrants is $12.00. The Series A Warrants may be exercised for cash or through a net settlement feature. The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances.
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
Management determined each warrant to be a freestanding financial instrument that qualifies for liability treatment as a result of net cash settlement features associated with an exchange-related limitation or upon a change in control. Each warrant is initially measured at fair value and classified as a current liability on the Condensed Consolidated Balance Sheet, with subsequent changes in fair value recorded in earnings. To determine the fair value of each warrant, management utilized a Monte Carlo simulation analysis within an option pricing model.
The estimated fair value of the warrants as of June 30, 2020 was $3.8 million. Refer to Footnote 6, Fair Value Measurements, for further information on the Level 3 inputs utilized for the determination of the fair value of the warrants.
6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	June 30, 2020				December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$20,422	$—	$—	$20,422	$24,327	$—	$—	$24,327
Certificates of deposit (2)	—	—	—	—	—	1,009	—	1,009
Total assets	$20,422	$—	$—	$20,422	$24,327	$1,009	$—	$25,336

Liabilities:
Financing derivatives: no hedging designation (3)
Interest rate reset	$—	$—	$15,100	$15,100	$—	$—	$18,800	$18,800
Make-whole change of control	—	—	1,600	1,600	—	—	1,600	1,600
Qualifying change of control	—	—	200	200	—	—	1,187	1,187
Warrants issued: (4)
Series A	—	—	3,832	3,832	—	—	7,508	7,508
Series B-2 (5)	—	—	—	—	—	—	217	217
Total liabilities	$—	$—	$20,732	$20,732	$—	$—	$29,312	$29,312
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
(4) The fair values of the warrants are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. The Series B-1 Warrants expired without exercise on January 29, 2020.
(5) The fair value of the Series B-2 Warrants was estimated as negligible as of June 30, 2020. The Series B-2 Warrants expired without exercise on August 3, 2020.
There were no changes to the Company's valuation methodologies during the three and six months ended June 30, 2020 or 2019, respectively.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the six months ended June 30, 2020 and 2019, respectively:

(In thousands)	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2019	$21,587	$7,725
Total gains included in other income (expense), net (1)	(4,687)	(3,893)
Balance as of June 30, 2020	$16,900	$3,832
(1) Represents $3.7 million gain due to change in fair value of interest rate reset derivative liability, $1.0 million gain due to change in fair value of qualifying change of control redemption derivative liability, $3.7 million gain due to change in fair value of the Series A Warrant and $0.2 million gain due to change in fair value of the Series B-2 Warrant. All gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2018	$26,100	$—
Issuances	—	10,798
Total gains included in other income (expense), net (1)	(1,100)	—
Balance as of June 30, 2019	$25,000	$10,798
(1) Represents $0.5 million gain due to change in fair value of interest rate reset derivative liability, and $0.6 million gain due to change in fair value of the make-whole change of control redemption derivative liability. All gains were recorded in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table displays valuation techniques and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities, which are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	June 30, 2020	December 31, 2019
Interest rate reset derivative liability	Discounted cash flow	Discount rate	29.0%	25.0%
		Stock price	$3.10	$4.94
		Volatility	104.5%	74.1%
		Term	1.54 years	2.04 years
		Risk-free rate	0.2%	1.6%

Make-whole change of control redemption derivative liability	Option pricing model	Change of control probability	5.0% - 10.0%	5.0% - 10.0%
		Term	1.54 years	2.04 years
		Risk-free rate	0.2%	1.6%

Qualifying change of control redemption derivative liability	Discounted cash flow	Change of control probability	5.0%	5.0%
		Term	0.10 years	0.60 years
		Discount rate	29.0%	25.0%

Warrants liability (1)	Option pricing model	Stock price	$3.10	$4.94
		Volatility	75.0%	65.0%
		Term	3.99 years	0.59 - 4.49 years
		Change of control probability	5.0% - 10.0%	5.0% - 10.0%
		Risk-free rate	0.2%	1.6% - 1.7%
		Cost of debt	14.6% - 15.6%	14.7% - 16.0%
(1) Warrants liability includes only Series A as of June 30, 2020. Warrants liability includes Series A and Series B-2 as of December 31, 2019.
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

7.Accrued Expenses

	As of	As of
(In thousands)	June 30, 2020	December 31, 2019
Accrued data costs	$23,015	$19,593
Payroll and payroll-related	10,218	15,412
Accrued interest on senior secured convertible notes	6,120	6,120
Professional fees	3,557	4,118
Restructuring accrual	221	992
Other	7,940	9,272
Total accrued expenses	$51,071	$55,507
8.Related Party Transactions
Transactions with WPP plc
As of June 30, 2020 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 16.0% ownership in the Company. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
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
The Company's results from transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues	$3,749	$3,926	$6,960	$7,771

Cost of revenues	2,364	3,584	4,739	5,679
General and administrative	110	180	252	220
The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2020	December 31, 2019
Assets
Accounts receivable, net	$2,406	$2,542
Prepaid expenses and other current assets	1,156	1,180
Liabilities
Accounts payable	$1,084	$2,510
Accrued expenses	1,546	716
Contract liability	1,800	1,361
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 4, Long-term Debt, for further information regarding these agreements and subsequent amendments. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock on January 16, 2018. Included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense related to Starboard of $8.2 million and $16.4 million during the three and six months ended June 30, 2020, respectively; and $8.1 million and $14.8 million during the three and six months ended June 30, 2019, respectively.

The Company has the following balances related to transactions with Starboard, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2020	December 31, 2019
Accrued expenses	$6,120	$6,120
Financing derivatives	16,900	21,587
Senior secured convertible notes	188,275	184,075
9.Commitments and Contingencies
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
Securities Class Action Litigation
On April 10, 2019, Sergii Bratusov, a purported shareholder of the Company, filed a putative class action complaint against the Company. The case, captioned Bratusov v. comScore, Inc., et al., Case No. 19 Civ. 03210, was filed in the U.S. District Court for the Southern District of New York and also named the Company's Chief Financial Officer, Gregory Fink, and the Company's former Chief Executive Officer, Bryan Wiener, as defendants. The complaint, which was amended on September 30, 2019, purported to bring claims on behalf of all persons and entities that acquired securities of the Company between February 28, 2019 and August 7, 2019 and alleged that the Company, Mr. Wiener, and Mr. Fink violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose in public statements in February and March 2019 material information concerning a disagreement relating to the Company's business strategy. The complaint also alleged that Mr. Wiener and Mr. Fink, acting as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the Company's alleged failure to disclose material information. The complaint sought a determination of the propriety of the class, compensatory damages and the award of reasonable costs and expenses incurred in the action. On June 24, 2020, the Court granted the defendants' motion to dismiss the complaint for failure to state a claim. On July 24, 2020, the complaint was dismissed with prejudice.
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

Indemnification
The Company has entered into indemnification agreements with each of the Company's directors and certain officers, and the Company's amended and restated certificate of incorporation requires it to indemnify each of its officers and directors, to the fullest extent permitted by Delaware law, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company. The Company has paid and may in the future pay legal counsel fees incurred by current and former directors and officers who are involved in legal proceedings that require indemnification.
Similarly, certain of the Company's commercial contracts require it to indemnify contract counterparties under specified circumstances, and the Company may incur legal counsel fees and other costs in connection with these obligations.
10.Organizational Restructuring
In 2019, the Company implemented two reduction in force plans ("May 2019 Restructuring Plan" and "August 2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. The May 2019 Restructuring Plan and the August 2019 Restructuring Plan are complete as of June 30, 2020, with remaining payments for the August 2019 Restructuring Plan through March 2021.
The table below summarizes the balance of the restructuring liability as of June 30, 2020, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the six months ended June 30, 2020, by restructuring plan:

(In thousands)	May 2019 Restructuring Plan	August 2019 Restructuring Plan
Accrued Balance as of December 31, 2019	$294	$698
Payments	(294)	(477)
Accrued Balance as of June 30, 2020	$—	$221

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"), under Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed "essential", isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. To date, these measures have had some impact on our business, including with respect to the timing of executing new or renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our liquidity and cash flows to some extent and are expected to continue to have an impact in future periods. As discussed in more detail below, we cannot quantify the impact that the COVID-19 pandemic and related government actions may have on our business or liquidity in the future. We have taken actions to mitigate the impact of COVID-19 and will continue to actively monitor the situation. We may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we cannot currently predict. See Item 1A, "Risk Factors" in this 10-Q and Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for additional details.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$88,566	100.0%	$96,888	100.0%	$178,094	100.0%	$199,182	100.0%
Cost of revenues	44,949	50.8%	51,994	53.7%	90,747	51.0%	105,401	52.9%
Selling and marketing	16,007	18.1%	23,329	24.1%	35,220	19.8%	48,169	24.2%
Research and development	9,765	11.0%	16,883	17.4%	19,901	11.2%	35,099	17.6%
General and administrative	13,741	15.5%	16,932	17.5%	29,284	16.4%	36,477	18.3%
Investigation and audit related	—	—%	2,354	2.4%	—	—%	3,196	1.6%
Amortization of intangible assets	6,846	7.7%	8,076	8.3%	13,764	7.7%	16,181	8.1%
Impairment of goodwill	—	—%	224,272	231.5%	—	—%	224,272	112.6%
Impairment of intangible asset	—	—%	17,308	17.9%	—	—%	17,308	8.7%
Settlement of litigation, net	—	—%	5,000	5.2%	—	—%	5,000	2.5%
Impairment of right-of-use and long-lived assets	—	—%	—	—%	4,671	2.6%	—	—%
Restructuring	—	—%	2,949	3.0%	—	—%	2,879	1.4%
Total expenses from operations	91,308	103.1%	369,097	381.0%	193,587	108.7%	493,982	248.0%
Loss from operations	(2,742)	(3.1)%	(272,209)	(281.0)%	(15,493)	(8.7)%	(294,800)	(148.0)%
Interest expense, net	(8,856)	(10.0)%	(8,242)	(8.5)%	(17,702)	(9.9)%	(15,001)	(7.5)%
Other income (expense), net	1,477	1.7%	(3,081)	(3.2)%	8,671	4.9%	(112)	(0.1)%
Loss from foreign currency transactions	(944)	(1.1)%	(464)	(0.5)%	(140)	(0.1)%	(426)	(0.2)%
Loss before income taxes	(11,065)	(12.5)%	(283,996)	(293.1)%	(24,664)	(13.8)%	(310,339)	(155.8)%
Income tax benefit	664	0.7%	4,463	4.6%	1,079	0.6%	3,292	1.7%
Net loss	$(10,401)	(11.7)%	$(279,533)	(288.5)%	$(23,585)	(13.2)%	$(307,047)	(154.2)%
Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenue around three solution groups:
•Ratings and Planning provides measurement of the behavior and characteristics of audiences of content and advertising across television and digital platforms including computers, tablets, smartphones, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, non-linear, online or on-demand.
•Analytics and Optimization includes activation and survey-based products that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection.
•Movies Reporting and Analytics measures movie viewership and box office results by capturing movie ticket sales in real time or near real time and includes box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.
We categorize our revenue along these three offerings; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include, but are not limited to, employee costs, costs to acquire data, operational overhead, data centers, and our technology that supports multiple solution groups.

Revenues from these three solution groups for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$63,779	72.0%	$68,922	71.1%	$(5,143)	(7.5)%
Analytics and Optimization (1)	16,894	19.1%	17,293	17.9%	(399)	(2.3)%
Movies Reporting and Analytics	7,893	8.9%	10,673	11.0%	(2,780)	(26.0)%
Total revenues	$88,566	100.0%	$96,888	100.0%	$(8,322)	(8.6)%
(1) In the second quarter of 2020, we began classifying revenue from certain new and extended custom agreements for services that utilize our syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Revenues decreased by $8.3 million, or 8.6%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Ratings and Planning revenue is comprised of revenue from our digital, television and cross-platform products. Ratings and Planning revenue decreased $5.1 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was largely driven by lower revenue from our syndicated digital products due in part to the COVID-19 pandemic. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 48% and 50% of our Ratings and Planning revenue in the second quarter of 2020 and 2019, respectively. TV revenues were higher due in part to our new partnership with LiveRamp, additional deliveries of addressable TV solutions, and the impact of new Local TV business entered into in 2019. Cross-platform revenues were lower due to fewer customer deliveries.
Analytics and Optimization revenue decreased by $0.4 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily due to a decline in activation usage and fewer deliveries of lift and survey products, due in part to the COVID-19 pandemic, during the second quarter of 2020. The decline was partially offset by approximately $1.0 million in revenue from a one-time recovery of revenue-sharing fees pertaining to one of our lift products.
Movies Reporting and Analytics revenue decreased by $2.8 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Revenue was impacted by some smaller customers under short-term contracts pausing service in connection with theater closures. We expect theater closures to continue affecting movies revenue for the foreseeable future. During the quarter ended June 30, 2020, we signed or renewed contracts with eight significant customers, including three major domestic studios and one international studio. However, the uncertainty around theater re-openings delayed the renewals of several customers.
Revenues for these three solution groups for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$127,300	71.5%	$139,499	70.0%	$(12,199)	(8.7)%
Analytics and Optimization (1)	32,395	18.2%	38,751	19.5%	(6,356)	(16.4)%
Movies Reporting and Analytics	18,399	10.3%	20,932	10.5%	(2,533)	(12.1)%
Total revenues	$178,094	100.0%	$199,182	100.0%	$(21,088)	(10.6)%
(1) In the second quarter of 2020, we began classifying revenue from certain new and extended custom agreements for services that utilize our syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Revenues decreased by $21.1 million, or 10.6%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Ratings and Planning revenue decreased by $12.2 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was largely driven by lower revenue from our syndicated digital products due in part to the COVID-19 pandemic. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 49% and 51% of our Ratings and Planning revenue for the six months ended June 30, 2020 and 2019, respectively. TV revenues were lower as a result of the effects of consolidation of certain customers. The decrease was partially offset by increases from our new partnership with LiveRamp, additional deliveries of addressable TV solutions, and the impact of new Local TV business entered into in 2019. Cross-platform revenues were lower due to fewer customer deliveries.
Analytics and Optimization revenue decreased by $6.4 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, due to lower sales and deliveries across all products in this solution group, due in part to the COVID-19 pandemic, in the first six months of 2020. These declines were partially offset by approximately $1.0 million in revenue from a one-time recovery of revenue-sharing fees pertaining to one of our lift products.
Movies Reporting and Analytics revenue decreased by $2.5 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Revenue was impacted by some smaller customers under short-term contracts pausing service in connection with theater closures. We expect theater closures to continue affecting movies revenue for the foreseeable future. During the quarter ended June 30, 2020, we signed or renewed contracts with eight significant customers, including three major domestic studios and one international studio. However, the uncertainty around theater re-openings delayed the renewals of several customers.

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
Cost of revenues for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Data costs	$15,459	17.5%	$16,737	17.3%	$(1,278)	(7.6)%
Employee costs	9,862	11.1%	14,137	14.6%	(4,275)	(30.2)%
Systems and bandwidth costs	6,034	6.8%	5,495	5.7%	539	9.8%
Panel costs	4,832	5.5%	4,884	5.0%	(52)	(1.1)%
Lease expense and depreciation	4,187	4.7%	3,853	4.0%	334	8.7%
Sample and survey costs	1,421	1.6%	1,489	1.5%	(68)	(4.6)%
Technology	1,416	1.6%	1,444	1.5%	(28)	(1.9)%
Professional fees	747	0.8%	1,920	2.0%	(1,173)	(61.1)%
Royalties and resellers	382	0.4%	802	0.8%	(420)	(52.4)%
Other	609	0.7%	1,233	1.3%	(624)	(50.6)%
Total cost of revenues	$44,949	50.8%	$51,994	53.7%	$(7,045)	(13.5)%
Cost of revenues decreased $7.0 million, or 13.5%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Employee costs decreased $4.3 million primarily due to a reduction in headcount. Data costs decreased by $1.3 million primarily due to reclassification of costs to systems and bandwidth to better reflect the nature of services provided. Professional fees decreased $1.2 million primarily due to a decrease in consulting services.
Cost of revenues for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Data costs	$30,726	17.3%	$32,798	16.5%	$(2,072)	(6.3)%
Employee costs	20,142	11.3%	29,102	14.6%	(8,960)	(30.8)%
Systems and bandwidth costs	11,792	6.6%	10,776	5.4%	1,016	9.4%
Panel costs	9,948	5.6%	10,322	5.2%	(374)	(3.6)%
Lease expense and depreciation	8,134	4.6%	7,264	3.6%	870	12.0%
Technology	2,863	1.6%	2,916	1.5%	(53)	(1.8)%
Sample and survey costs	2,677	1.5%	3,938	2.0%	(1,261)	(32.0)%
Professional fees	1,842	1.0%	4,252	2.1%	(2,410)	(56.7)%
Royalties and resellers	1,369	0.8%	1,708	0.9%	(339)	(19.8)%
Other	1,254	0.7%	2,325	1.2%	(1,071)	(46.1)%
Total cost of revenues	$90,747	51.0%	$105,401	52.9%	$(14,654)	(13.9)%
Cost of revenues decreased $14.7 million, or 13.9%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Employee costs decreased $9.0 million primarily due to a reduction in headcount and a decrease in stock-based compensation expense. Professional fees decreased $2.4 million primarily due to a decrease in consulting services. Data costs decreased $2.1 million primarily due reclassification of costs to systems and bandwidth to better reflect the nature of the services provided. Sample and survey costs decreased $1.3 million due to lower sales and deliveries of digital custom marketing solutions.

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
Selling and marketing expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$13,322	15.0%	$18,591	19.2%	$(5,269)	(28.3)%
Lease expense and depreciation	1,283	1.4%	1,599	1.7%	(316)	(19.8)%
Professional fees	557	0.6%	754	0.8%	(197)	(26.1)%
Travel	—	—%	880	0.9%	(880)	(100.0)%
Other	845	1.0%	1,505	1.6%	(660)	(43.9)%
Total selling and marketing expenses	$16,007	18.1%	$23,329	24.1%	$(7,322)	(31.4)%
Selling and marketing expenses decreased by $7.3 million, or 31.4%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, largely attributable to a decrease in employee costs as a result of lower headcount, a decrease in sales commissions, and lower travel costs resulting from the COVID-19 pandemic.
Selling and marketing expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$28,482	16.0%	$38,954	19.6%	$(10,472)	(26.9)%
Lease expense and depreciation	2,670	1.5%	3,205	1.6%	(535)	(16.7)%
Professional fees	1,263	0.7%	1,460	0.7%	(197)	(13.5)%
Travel	622	0.3%	1,704	0.9%	(1,082)	(63.5)%
Other	2,183	1.2%	2,846	1.4%	(663)	(23.3)%
Total selling and marketing expenses	$35,220	19.8%	$48,169	24.2%	$(12,949)	(26.9)%
Selling and marketing expenses decreased by $12.9 million, or 26.9%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Employee costs decreased $10.5 million as a result of lower headcount, a decrease in sales commissions, and a decrease in stock-based compensation expense. Travel costs decreased $1.1 million primarily due to the reduction in travel resulting from the COVID-19 pandemic.
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
Research and development expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$7,323	8.3%	$13,018	13.4%	$(5,695)	(43.7)%
Technology	1,072	1.2%	1,040	1.1%	32	3.1%
Lease expense and depreciation	1,037	1.2%	1,498	1.5%	(461)	(30.8)%
Professional fees	232	0.3%	840	0.9%	(608)	(72.4)%
Other	101	0.1%	487	0.5%	(386)	(79.3)%
Total research and development expenses	$9,765	11.0%	$16,883	17.4%	$(7,118)	(42.2)%
Research and development expenses decreased by $7.1 million, or 42.2%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Employee costs decreased $5.7 million as a result of lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $0.6 million primarily due to a decrease in consulting services.

Research and development expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$14,597	8.2%	$26,788	13.4%	$(12,191)	(45.5)%
Lease expense and depreciation	2,226	1.2%	3,066	1.5%	(840)	(27.4)%
Technology	2,149	1.2%	2,119	1.1%	30	1.4%
Professional fees	621	0.3%	2,209	1.1%	(1,588)	(71.9)%
Other	308	0.2%	917	0.5%	(609)	(66.4)%
Total research and development expenses	$19,901	11.2%	$35,099	17.6%	$(15,198)	(43.3)%
Research and development expenses decreased by $15.2 million, or 43.3%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Employee costs decreased $12.2 million as a result of lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $1.6 million primarily due to a decrease in consulting services.
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
General and administrative expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$6,968	7.9%	$8,548	8.8%	$(1,580)	(18.5)%
Professional fees	2,754	3.1%	4,770	4.9%	(2,016)	(42.3)%
Bad debt expense	1,098	1.2%	118	0.1%	980	NM (1)
Technology	553	0.6%	268	0.3%	285	106.3%
Lease expense and depreciation	526	0.6%	651	0.7%	(125)	(19.2)%
Other	1,842	2.1%	2,577	2.7%	(735)	(28.5)%
Total general and administrative expenses	$13,741	15.5%	$16,932	17.5%	$(3,191)	(18.8)%
(1) Not meaningful (NM).
General and administrative expenses decreased by $3.2 million, or 18.8%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Professional fees decreased $2.0 million primarily due to fees incurred in the three months ended June 30, 2019 related to the issuance of Common Stock and warrants in June 2019 and reduced audit fees in 2020 as compared to 2019. Employee costs decreased $1.6 million primarily as a result of lower headcount and stock-based compensation in the second quarter of 2020 as compared with 2019. These decreases were offset by an increase in bad debt expense of $1.0 million primarily due to increased reserves related to customers more impacted by the current economic environment.
General and administrative expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$13,532	7.6%	$19,809	9.9%	$(6,277)	(31.7)%
Professional fees	7,365	4.1%	9,559	4.8%	(2,194)	(23.0)%
Bad debt expense	1,590	0.9%	—	—%	1,590	NM (1)
Technology	1,116	0.6%	412	0.2%	704	170.9%
Lease expense and depreciation	1,112	0.6%	1,311	0.7%	(199)	(15.2)%
Transition services agreement	—	—%	667	0.3%	(667)	(100.0)%
Other	4,569	2.6%	4,719	2.4%	(150)	(3.2)%
Total general and administrative expenses	$29,284	16.4%	$36,477	18.3%	$(7,193)	(19.7)%
(1) Not meaningful (NM).
General and administrative expenses decreased by $7.2 million, or 19.7%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. A decrease of $6.3 million in employee costs in 2020 compared to 2019 was primarily due to $3.3 million in severance costs for executives who exited in March 2019, as well as lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $2.2 million primarily due to fees related to the issuance of Common Stock and warrants in June 2019 and reduced audit fees in 2020 as compared to 2019. These decreases were offset by an increase in bad debt expense of $1.6 million primarily due to increased reserves related to customers impacted by the current economic environment.

Investigation and Audit Related
We did not incur any expenses related to the previously disclosed Audit Committee investigation and prior-year audits during the three and six months ended June 30, 2020. The investigation and audit related expenses for the three and six months ended June 30, 2019 related to ongoing fees for the previously disclosed SEC investigation which was resolved in September 2019. We do not expect to incur additional expenses for this matter.
Impairment of Goodwill and Intangible Asset
In the second quarter of 2019, as a result of a sustained decline in our stock price and market capitalization, changes in management, and lower revenue, among other factors, we performed an interim impairment review of our goodwill and long-lived assets. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $224.3 million impairment charge in the second quarter of 2019.
Also in the second quarter of 2019, changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape, as well as significant reductions in international staffing during the quarter, resulted in a change in our long-term view of the viability of our strategic alliance intangible asset. Our assessment yielded that the benefit of the strategic alliance would not be realized, and as a result we recorded a $17.3 million impairment charge in the second quarter of 2019.
There were no comparable charges in the three or six months ended June 30, 2020.
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
During the three months ended June 30, 2020 and 2019, we incurred interest expense, net of $8.9 million and $8.2 million, respectively, and $17.7 million and $15.0 million during the six months ended June 30, 2020 and 2019, respectively. The increase in interest expense, net for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 was primarily due to the issuance of the Secured Term Note in December 2019. The increase in interest expense, net for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 was primarily driven by the interest rate reset feature on the Notes, which reset the interest rate from 6.0% to 12.0% in January 2019, and the issuance of the Secured Term Note in December 2019.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not part of our regular operations. The following is a summary of other income (expense), net for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Change in fair value of financing derivatives	$2,300	$(3,000)	$4,687	$1,100
Change in fair value of warrants liability	(758)	—	3,893	—
Change in fair value of investment in equity securities	—	(304)	—	(2,016)
Other	(65)	223	91	804
Total other income (expense), net	$1,477	$(3,081)	$8,671	$(112)
Other income, net for the three and six months ended June 30, 2020 was driven primarily by the gain from the changes in fair value of our financing derivatives offset by the change in fair value of our warrants liability. Other expense, net for the three and six months ended June 30, 2019 primarily relates to gains and losses from the changes in fair value of our financing derivatives, and the loss due to the decline in the fair value of our investment in equity securities, which were disposed in 2019.

Loss from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position. The U.S. Dollar strengthened during the first quarter of 2020 which was offset by weakness of the U.S. Dollar in the second quarter of 2020. This resulted in losses for our positions when translated to U.S. Dollars during the second quarter of 2020 and minimal losses for the first half of 2020. For the three and six months ended June 30, 2020, the loss from foreign currency transactions was $0.9 million and $0.1 million, respectively. The losses were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro. For the three and six months ended June 30, 2019, the gain from foreign currency transactions was immaterial.
Benefit for Income Taxes
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity.
During the three and six months ended June 30, 2020, we recorded an income tax benefit of $0.7 million and $1.1 million, respectively, resulting in an effective tax rate of (6.0)% and (4.4)%, respectively. During the three and six months ended June 30, 2019, we recorded an income tax benefit of $4.5 million and $3.3 million, respectively, resulting in an effective tax rate of (1.6)% and (1.1)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the valuation allowance against our domestic deferred tax assets.
The COVID-19 pandemic has a global reach, and many countries are introducing measures that provide relief to taxpayers in a variety of ways. We are currently evaluating these measures, including the CARES Act in the United States, but these did not have an impact on our income tax provision for the three and six months ended June 30, 2020.
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
Our use of these non-GAAP financial measures has limitations as an analytical tool, and investors should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP. The limitations of such non-GAAP measures include the following:
•Adjusted EBITDA does not reflect tax or interest payments that represent a reduction in cash available to us (or, in the case of interest paid in Common Stock, that represent additional dilution to our existing stockholders);
•Depreciation and amortization are non-cash charges and the assets being depreciated may have to be replaced in the future. Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted EBITDA and non-GAAP net loss do not reflect cash payments relating to fees incurred in connection with issuance of equity securities, restructuring, litigation and the prior-year Audit Committee investigation, such as litigation and investigation-related costs, costs associated with tax projects, audits and other professional, consulting or other fees incurred in connection with our prior-year audits and certain legal proceedings, all of which have represented a reduction in cash available to us;
•Adjusted EBITDA and non-GAAP net loss do not consider the impact of stock-based compensation and similar arrangements that represent dilution to our existing stockholders;
•Adjusted EBITDA and non-GAAP net loss do not consider impairment of goodwill, long-lived assets and right-of-use assets, which represents a decline in the value of our assets;
•Adjusted EBITDA and non-GAAP net loss do not consider possible cash gains or losses related to our financing derivatives, warrants liability or investment in equity securities; and
•Other companies, including companies in our industry, may calculate any of these non-GAAP financial measures differently, which reduces their usefulness as comparative measures.
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
The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss (GAAP)	$(10,401)	$(279,533)	$(23,585)	$(307,047)

Interest expense, net	8,856	8,242	17,702	15,001
Amortization of intangible assets	6,846	8,076	13,764	16,181
Depreciation	3,404	3,005	6,788	6,111
Amortization expense of finance leases	394	787	784	1,361
Income tax benefit	(664)	(4,463)	(1,079)	(3,292)
EBITDA	8,435	(263,886)	14,374	(271,685)

Adjustments:
Stock-based compensation expense	2,346	4,304	5,004	11,257
Investigation and audit related	—	2,354	—	3,196
Settlement of certain litigation, net	—	5,000	—	5,000
Restructuring	—	2,949	—	2,879
Impairment of goodwill	—	224,272	—	224,272
Impairment of intangible asset	—	17,308	—	17,308
Private placement issuance cost	—	1,154	—	1,154
Impairment of right-of-use and long-lived assets	—	—	4,671	—
Other (income) expense, net (1)	(1,542)	3,304	(8,434)	916
Adjusted EBITDA	$9,239	$(3,241)	$15,615	$(5,703)
(1) Adjustments to other (income) expense, net reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income (expense), net and certain legal expenses defined by the Notes and classified as general and administrative expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss. We sold our investment in equity securities in 2019.

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss (GAAP)	$(10,401)	$(279,533)	$(23,585)	$(307,047)

Adjustments:
Amortization of intangible assets	6,846	8,076	13,764	16,181
Stock-based compensation expense	2,346	4,304	5,004	11,257
Investigation and audit related	—	2,354	—	3,196
Impairment of right-of-use and long-lived assets	—	—	4,671	—
Settlement of certain litigation, net	—	5,000	—	5,000
Restructuring	—	2,949	—	2,879
Impairment of goodwill	—	224,272	—	224,272
Impairment of intangible asset	—	17,308	—	17,308
Private placement issuance cost	—	1,154	—	1,154
Other (income) expense, net (1)	(1,542)	3,304	(8,434)	916
Non-GAAP net loss	$(2,751)	$(10,812)	$(8,580)	$(24,884)
(1) Adjustments to other (income) expense, net reflect non-cash changes in the fair value of financing derivatives, warrants liability and equity securities investment included in other income (expense), net and certain legal expenses defined by the Notes and classified as general and administrative expenses on our Condensed Consolidated Statements of Operations and Comprehensive Loss. We sold our investment in equity securities in 2019.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash used in operating activities	$(1,792)	$(10,704)
Net cash used in investing activities	(7,881)	(6,807)
Net cash (used in) provided by financing activities	(1,046)	21,048
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(544)	91
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,263)	3,628
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
As of June 30, 2020, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $55.5 million, including $19.6 million in restricted cash.
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
In December 2019, we issued a Secured Term Note for gross cash proceeds of $13.0 million. See "Secured Term Note" below.
In January 2020, April 2020 and July 2020, we paid our quarterly accrued interest liability on the Notes in cash; the interest amount was accrued in short term liabilities as of December 31, 2019, March 31, 2020 and June 30, 2020, respectively.

The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. To date, the COVID-19 pandemic has had some impact on our business, including with respect to the timing of executing new or renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our liquidity and cash flows to some extent and are expected to continue to have an impact in future periods. In the second quarter of 2020, we continued to see delays in cash collections, leading our management team to take actions to mitigate the near-term impact on our liquidity. These actions included freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, reducing compensation for our senior leadership team and board of directors, and reducing certain travel, marketing, recruiting and other corporate activities not deemed critical to the business in the current environment.
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
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of Tax Cuts and Jobs Act ("TCJA") limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We began deferring certain payroll taxes starting in April 2020, as permitted by the CARES Act. In addition, we began claiming the refundable employee retention credit created by the CARES Act during 2020. We continue to assess the effect of the CARES Act and additional legislation and government guidance related to the COVID-19 pandemic.
Our liquidity could be negatively affected by a decrease in demand for our products and services or by additional losses from operations, as well as payment of expenses incurred in prior periods in addition to current period expenses. It is possible that long-term changes in consumer behavior will impact our customers' operations, and thus their demand for our services and ability to pay, even after the spread of COVID-19 has been contained and businesses are permitted to resume normal operations. While we are taking actions (as described above) to mitigate the impact of COVID-19, control costs and improve our working capital balance, these steps may not be successful or adequate to offset future declines. If our efforts to control costs are not sufficient, or if customer demand or cash collection efforts are further impacted by the COVID-19 pandemic, we may not be able to maintain our compliance with the affirmative and negative covenants in our Notes and Secured Term Note or to meet our financial obligations to our vendors or others.
Our liquidity could be significantly affected if we are unable to maintain compliance with the covenants in our Notes and Secured Term Note, including the minimum cash balance requirements described in Footnote 4, Long-term Debt, to our Condensed Consolidated Financial Statements. If we fail to comply with our covenants, we could be required to redeem the Notes and the Secured Term Note at a premium. As of June 30, 2020, there was $217.0 million outstanding under the Notes and the Secured Term Note. The source of funds for any redemption of our debt would be our available cash and other financing, to the extent available. Based on our current plans, including continued cost management and other actions within management's control, we do not anticipate a breach of these covenants that would result in an event of default under the Notes or the Secured Term Note; however, during the quarter ended June 30, 2020, the holders of the Notes questioned our compliance with the minimum cash balance requirements therein. As noted, any breach of covenants under the Notes could have a material impact on our liquidity.
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
Restricted Cash
Restricted cash represents our requirement to collateralize the Secured Term Note, outstanding letters of credit, international payroll processing exposures and lines of credit related to certain of our corporate credit card programs and international payroll processing exposures. As of June 30, 2020 and December 31, 2019, we had $19.6 million and $20.2 million of restricted cash, respectively.
Letters of Credit
In 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of June 30, 2020, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.

Issuance and Sale of Common Stock and Warrants
On June 23, 2019, we entered into a Securities Purchase Agreement with CVI pursuant to which we sold to CVI for aggregate gross proceeds of $20.0 million (i) 2,728,513 shares of Common Stock and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants to initially purchase up to 11,654,033 shares of Common Stock (the "Private Placement"). On October 14, 2019, we issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C Warrants. As a result of this exercise, the number of shares issuable under our Series A Warrants was increased by 2,728,513. In January 2020, the Series B-1 Warrants expired unexercised. On August 3, 2020, the Series B-2 Warrants expired unexercised.
For additional information on the Private Placement, refer to Footnote 5, Stockholders' Equity.
Issuance and Sale of Senior Secured Convertible Notes and Warrants
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of the Notes as of June 30, 2020 to $204.0 million.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including covenants with respect to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently $40.0 million) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the Notes covenants as of June 30, 2020, inclusive of our restricted cash balances. As discussed above, any breach of these covenants could have a significant negative effect on our liquidity.
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
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of June 30, 2020.
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
Net cash used in operating activities for the six months ended June 30, 2020 was $1.8 million compared to net cash used of $10.7 million for the six months ended June 30, 2019. The decrease in cash used in operating activities during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to a decrease in the net loss, offset by an increase in cash interest paid on the Notes in 2020 of $9.2 million, as well as a net decrease in operating assets and liabilities of $9.9 million for the six months ended June 30, 2020 as compared to a net increase of $16.9 million for the six months ended June 30, 2019. The shift from a net increase in operating assets and liabilities to a net decrease is primarily due to payments of our accounts payable and accrual balances from the prior year during the six months ended June 30, 2020. Included in our decrease of operating assets and liabilities is an increase in contract liability related to an upfront payment resulting from a new contract, which increased our cash balance by $9.4 million during the second quarter of 2020.

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
Net cash used in investing activities for the six months ended June 30, 2020 was $7.9 million compared to net cash used in investing activities of $6.8 million for the six months ended June 30, 2019. This increase in cash used in investing activities was attributable to an increase of $2.2 million in payments for capitalized internally developed software and a $0.7 million decline in receipts from the sale of an investment in 2019 that did not recur in 2020, partially offset by a $1.8 million decrease in purchases of property and equipment in 2020 compared with 2019.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2020 was $1.0 million compared to net cash provided by financing activities of $21.0 million during the six months ended June 30, 2019. The shift from cash provided by financing activities to cash used in financing activities was largely due to cash proceeds of $19.9 million from the sale of shares of Common Stock and warrants in the Private Placement during 2019 and cash proceeds of $4.3 million from the sale-leaseback transaction during 2019.
Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature. The information set forth below summarizes our contractual obligations as of June 30, 2020 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$217,000	$—	$217,000	$—	$—
Unconditional purchase obligations with MVPDs (2)	93,078	36,299	47,518	9,261	—
Operating lease obligations (3)	69,198	6,360	21,517	18,597	22,724
Finance lease obligations (4)	4,070	1,180	2,876	14	—
Sale-leaseback financing transaction (5)	2,545	2,545	—	—	—
Other long-term obligations (6)	9,206	5,838	3,368	—	—
Total	$395,097	$52,222	$292,279	$27,872	$22,724
(1) In 2018, we entered into several agreements with Starboard whereby we issued Notes in exchange for cash and shares of Common Stock. In 2019, our wholly-owned subsidiary, Rentrak B.V., entered into a Secured Term Note. See Footnote 4, Long-term Debt for more information.
(2) Unconditional purchase obligations with MVPDs include contractual arrangements with MVPDs for the purchase of TV viewing data that is used in our products, primarily reported in the Ratings and Planning solution group. If these arrangements are canceled by the MVPDs, we have the ability to terminate contracts with our end customers. Commitments reflected herein relate to future data obligations after June 30, 2020.
(3) Operating lease obligations represent future lease commitments, primarily for real estate leases, accounted for under ASC 842, Leases.
(4) Finance lease obligations represent future lease commitments, primarily for equipment leases, accounted for under ASC 842, Leases.
(5) We entered into a sale-leaseback arrangement with a vendor in June 2019. See Footnote 4, Long-term Debt for more information.
(6) Other long-term obligations include long-term contracts for the acquisition of viewing data from non-MVPD partners, the right to access cloud-based solutions, and future commitments for our data center arrangements.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, trade payables, service of our debt and lease facilities, and expenses from ongoing compliance efforts and legal matters. As discussed above, we have experienced delays in customer payments and requests to modify contractual payment terms in connection with the COVID-19 pandemic and related government mandates and restrictions. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from cost-reduction initiatives undertaken by our management and any proceeds from the exercise of warrants sold in the Private Placement, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. The current disruption and volatility in global capital and credit markets could impact our ability to access capital resources on terms acceptable to us or allowable under our current financing arrangements, or at all. If we were to issue additional equity securities in order to raise additional funds or pay interest on the Notes and Secured Term Note, further dilution to existing stockholders could occur.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than certain purchase obligations with MVPDs, which are disclosed in the Contractual Payment Obligations table above.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three and six months ended June 30, 2020) the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments. Other than our accounting policies related to the impairment charges recorded for right-of-use and long-lived assets (which relate to the impact of the COVID-19 pandemic on local real estate markets), there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2020 as compared to the critical accounting policies and estimates disclosed in our 2019 10-K.
Impairment of Right-of-use ("ROU") and Long-lived Assets
We apply the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, to determine whether our ROU and related long-lived assets may be impaired. We evaluate our ROU and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For facility lease ROU and related long-lived assets, we compare the estimated undiscounted cash flows generated by a sublease to the current carrying value of the ROU and related long-lived assets. If the undiscounted cash flows are less than the carrying value of the ROU and related long-lived assets, we record an impairment loss equal to the excess of the ROU and long-lived assets' carrying value over their fair value consistent with other long-lived assets.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are subject to interest rate risk in connection with the Notes, and we hold derivative financial instruments and have outstanding warrants that are subject to market risk. We also have foreign currency exchange rate risk from our global operations, although we do not believe this risk to be significant. Except as set forth below, there have been no material changes in our exposure to market risk during the three months ended June 30, 2020 as compared to our market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2019 10-K.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of June 30, 2020, the interest rate on the Notes was 12.0% per year. The interest rate reset on January 30, 2020 and will remain at 12.0% (subject to certain conditions) until February 1, 2021 (the "Interest Reset Date"). On the Interest Reset Date, the interest rate will reset based on the then-applicable Conversion Premium which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

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
As discussed in Footnote 4, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares. We elected to pay the interest due on January 2, 2020, April 1, 2020 and July 1, 2020 in cash.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and our principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of the date of this filing, we have not experienced a material change in our internal control over financial reporting related to the COVID-19 pandemic, including with respect to remote work arrangements for our employees. However, we will continue to monitor and assess circumstances related to the COVID-19 pandemic and our workforce to minimize any negative impact on the design and effectiveness of our internal control.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A "Risk Factors" of our 2019 10-K and Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 2020 10-Q") before you decide whether to invest in our Common Stock. The risks identified below and in our 2019 10-K and Q1 2020 10-Q could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2019 10-K and Q1 2020 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
The COVID-19 pandemic and related economic repercussions could have material adverse effects on our business, financial position, results of operations and cash flows.
The COVID-19 pandemic has caused massive disruption and uncertainty in domestic and global economies and particularly in the media, advertising and entertainment industries in which we operate. The extent to which the COVID-19 pandemic may ultimately impact our business is uncertain and will depend in large part on our customers, many of whom have been significantly affected by measures taken to mitigate the spread of the virus. To date, the COVID-19 pandemic and related measures have had some impact on our business, including with respect to the timing of executing new or renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms, particularly in our Movies Reporting and Analytics business. These conditions have negatively impacted our operating cash flows and financial position. If the U.S. and global economies do not recover in the near term, or if recovery is delayed or limited in certain sectors due to longer term changes in consumer behavior, our customers may continue to delay their payments to us, may defer or reduce their purchases from us, or may experience bankruptcy events, any of which could have a material adverse effect on our business and financial performance. Due to our largely subscription-based business model, the effects of COVID-19 may not be fully reflected in our results of operations until future periods.
Given the nature and significance of these events, we are unable to enumerate all potential risks to our business from the COVID-19 pandemic. However, we believe that in addition to the impacts described above, other current and potential impacts include, but are not limited to:
•notices from customers and vendors arguing that any non-performance under our contracts with them is permitted as a result of force majeure or other reasons;
•delays in meeting our payment obligations to vendors or others, which could result in the loss of goods and services necessary to operate our business;
•inefficiencies, increased security risks and privacy concerns surrounding remote working arrangements, under which most of our employees are currently operating;
•diversion of management time and resources related to business continuity planning;
•disruptions from operational changes we have undertaken or may undertake to manage liquidity risk, including lease and contract terminations, workforce reductions, furloughs and other cost-reduction initiatives;
•challenges in complying with our existing debt obligations, including quarterly interest payments and covenants requiring the maintenance of certain minimum cash balances;
•unfavorable capital and credit market conditions, which could impact our ability to obtain future financing or refinance our existing debt;
•heightened sensitivity from government regulators, particularly with respect to privacy compliance and cybersecurity in the current environment;
•further impairment of lease-related assets, goodwill or other intangible assets; and

•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to our debt facilities, leases, commercial contracts, employee matters and insurance arrangements.
We cannot predict the duration or magnitude of the COVID-19 pandemic or its effects on our business or financial performance at this time; nor can we guarantee that any measures we take to mitigate the impact will be successful. To the extent COVID-19 continues to adversely affect our business, financial condition, results of operation or cash flows, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section of our 2019 10-K.
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
The COVID-19 pandemic is impacting the timing and terms of new and renewal contracts and is creating customer payment delays and requests to modify contractual payment terms, particularly in our Movies Reporting and Analytics business. These conditions have negatively impacted our liquidity and cash flows and could have a more significant impact in future periods. As of June 30, 2020, we had cash, cash equivalents and restricted cash totaling $55.5 million, including $19.6 million in restricted cash, and we were in compliance with the covenants under the Notes and the Secured Term Note; however, in the second quarter of 2020, the holders of the Notes questioned our compliance with the minimum cash balance requirements therein. If the U.S. and global economies do not recover in the near term, or if recovery is delayed or limited in certain sectors due to longer term changes in consumer behavior, our cash flows could be further impacted, which could impact our ability to satisfy the covenants in the agreements governing our debt, including the minimum cash balance requirement in the Notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2020
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

4.1+#	Form of Senior Secured Convertible Note (Initial Notes), as amended

4.2+##	Form of Senior Secured Convertible Note (Option Notes), as amended

10.1+*	Separation and Release Agreement, dated as of May 7, 2020, by and between comScore, Inc. and Carol DiBattiste

10.2+*	Form of Compensation Reduction Letter for Executive Officers

10.3*
comScore, Inc. 2018 Equity and Incentive Compensation Plan (as Amended and Restated Effective as of July 9, 2020) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 15, 2020) (File No. 001-33520)

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

+Filed or furnished herewith
*Management contract or compensatory plan or arrangement.
# The Form of Senior Secured Convertible Note (Initial Notes), as amended filed herewith is a corrected version of the Form of Senior Secured Convertible Note (Initial Notes), as amended previously filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 28, 2020.
## The Form of Senior Secured Convertible Note (Option Notes), as amended filed herewith is a corrected version of the Form of Senior Secured Convertible Note (Option Notes), as amended previously filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed on February 28, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSCORE, INC.

By:	/s/ Gregory A. Fink
Gregory A. Fink
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)
August 10, 2020