Form 10-Q
period 2020-09-30
COMSCORE, INC.
filed 2020-11-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-33520
_____________________________________________
comScore, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	54-1955550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11950 Democracy Drive, Suite 600
Reston, Virginia 20190
(Address of Principal Executive Offices)
(703) 438-2000
(Registrant's Telephone Number, Including Area Code)
_____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 5, 2020, there were 72,786,545 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the COVID-19 pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession resulting from the COVID-19 pandemic; plans for business continuity, financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with financing covenants and other payment obligations; expectations regarding the introduction of new products; effects of restructuring, remote work arrangements and other employment actions; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; plans for stabilization, growth and future operations; effects of acquisitions, divestitures and partnerships; expectations regarding a potential recapitalization transaction, reduction in outstanding indebtedness, and enhanced commercial relationships; as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019; those identified within Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020; those identified within Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,221	$46,590
Restricted cash	19,613	20,183
Accounts receivable, net of allowances of $2,763 and $1,919, respectively ($2,405 and $2,698 of accounts receivable attributable to related parties, respectively)	59,808	71,853
Prepaid expenses and other current assets ($1,181 and $1,180 attributable to related parties, respectively)	16,217	15,357
Total current assets	127,859	153,983
Property and equipment, net	31,269	31,693
Operating right-of-use assets	30,216	36,689
Other non-current assets	4,641	2,979
Deferred tax assets	2,131	2,374
Intangible assets, net	59,041	79,559
Goodwill	417,065	416,418
Total assets	$672,222	$723,695
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($2,523 and $2,510 attributable to related parties, respectively)	$42,130	$44,804
Accrued expenses ($3,224 and $6,902 attributable to related parties, respectively)	47,593	55,507
Contract liabilities ($1,956 and $1,519 attributable to related parties, respectively)	50,040	58,158
Customer advances	8,483	9,886
Warrants liability	1,960	7,725
Current operating lease liabilities	6,886	6,764
Other current liabilities	5,549	7,393
Total current liabilities	162,641	190,237
Secured term note	12,565	12,463
Financing derivatives (related parties)	14,700	21,587
Senior secured convertible notes (related parties)	190,533	184,075
Non-current operating lease liabilities	37,868	42,497
Non-current contract liabilities	4,026	291
Deferred tax liabilities	501	287
Other non-current liabilities ($3,060 and $— attributable to related parties, respectively)	15,434	13,284
Total liabilities	438,268	464,721
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 78,077,140 shares issued and 71,312,344 shares outstanding as of September 30, 2020, and 76,829,926 shares issued and 70,065,130 shares outstanding as of December 31, 2019	71	70
Additional paid-in capital	1,617,602	1,609,358
Accumulated other comprehensive loss	(10,892)	(12,333)
Accumulated deficit	(1,142,843)	(1,108,137)
Treasury stock, at cost, 6,764,796 shares as of September 30, 2020 and December 31, 2019	(229,984)	(229,984)
Total stockholders' equity	233,954	258,974
Total liabilities and stockholders' equity	$672,222	$723,695
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues (1)	$87,952	$94,300	$266,046	$293,482

Cost of revenues (1) (2) (3) (4)	46,466	47,390	137,213	152,791
Selling and marketing (2) (3) (4)	17,131	20,421	52,351	68,590
Research and development (2) (3) (4)	9,501	14,064	29,402	49,163
General and administrative (1) (2) (3) (4)	12,136	14,064	41,420	50,541
Amortization of intangible assets	6,750	6,970	20,514	23,151
Restructuring (3)	—	2,270	—	5,149
Investigation and audit related	—	980	—	4,176
Settlement of litigation, net	—	(2,100)	—	2,900
Impairment of right-of-use and long-lived assets	—	—	4,671	—
Impairment of goodwill	—	—	—	224,272
Impairment of intangible asset	—	—	—	17,308
Total expenses from operations	91,984	104,059	285,571	598,041
Loss from operations	(4,032)	(9,759)	(19,525)	(304,559)
Interest expense, net (1)	(9,027)	(8,175)	(26,729)	(23,176)
Other income, net	4,191	6,733	12,862	6,621
(Loss) gain from foreign currency transactions	(2,012)	1,194	(2,152)	768
Loss before income taxes	(10,880)	(10,007)	(35,544)	(320,346)
Income tax (provision) benefit	(241)	(552)	838	2,740
Net loss	$(11,121)	$(10,559)	$(34,706)	$(317,606)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.16)	$(0.49)	$(5.16)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	71,222,122	64,157,167	70,638,292	61,603,357
Comprehensive loss:
Net loss	$(11,121)	$(10,559)	$(34,706)	$(317,606)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	2,750	(2,950)	1,441	(2,894)
Total comprehensive loss	$(8,371)	$(13,509)	$(33,265)	$(320,500)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$503	$396	$1,199	$1,880
Selling and marketing	625	756	1,954	3,159
Research and development	386	469	817	1,863
General and administrative	1,010	1,392	3,558	7,368
Restructuring	—	129	—	(137)
Total stock-based compensation expense	$2,524	$3,142	$7,528	$14,133

(4) Lease cost, net of sublease income, is included in the line items above as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost
Cost of revenues	$832	$1,099	$2,668	$3,355
Selling and marketing	911	1,169	3,055	3,551
Research and development	636	743	1,953	2,279
General and administrative	428	257	1,618	975
Total operating lease cost	$2,807	$3,268	$9,294	$10,160

Amortization of right-of-use assets
Cost of revenues	$311	$450	$884	$1,449
Selling and marketing	45	66	127	212
Research and development	47	64	135	205
General and administrative	22	33	63	108
Total amortization of right-of-use assets	$425	$613	$1,209	$1,974
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	(13,184)	—	(13,184)
Foreign currency translation adjustment	—	—	—	(2,873)	—	—	(2,873)
Restricted stock units vested	157,384	—	—	—	—	—	—
Common stock received from tax withholding	(15,597)	—	(65)	—	—	—	(65)
Amortization of stock-based compensation	—	—	2,609	—	—	—	2,609
Balance as of March 31, 2020	70,206,917	$70	$1,611,902	$(15,206)	$(1,121,321)	$(229,984)	$245,461
Net loss	—	—	—	—	(10,401)	—	(10,401)
Foreign currency translation adjustment	—	—	—	1,564	—	—	1,564
Restricted stock units vested	659,244	1	2,241	—	—	—	2,242
Common stock received from tax withholding	(1,086)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	1,144	—	—	—	1,144
Balance as of June 30, 2020	70,865,075	$71	$1,615,284	$(13,642)	$(1,131,722)	$(229,984)	$240,007
Net loss	—	—	—	—	(11,121)	—	(11,121)
Foreign currency translation adjustment	—	—	—	2,750	—	—	2,750
Exercise of Common Stock Options	75,000	—	142	—	—	—	142
Restricted stock units vested	374,952	—	823	—	—	—	823
Common stock received from tax withholding	(2,683)	—	(8)	—	—	—	(8)
Amortization of stock-based compensation	—	—	1,361	—	—	—	1,361
Balance as of September 30, 2020	71,312,344	$71	$1,617,602	$(10,892)	$(1,142,843)	$(229,984)	$233,954

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(27,514)	—	(27,514)
Foreign currency translation adjustment	—	—	—	(621)	—	—	(621)
Exercise of common stock options	68,259	—	1,191	—	—	—	1,191
Restricted stock units vested	552,651	1	4,610	—	—	—	4,611
Common stock received from tax withholding	(52,853)	—	(1,138)	—	—	—	(1,138)
Amortization of stock-based compensation	—	—	5,888	—	—	—	5,888
Balance as of March 31, 2019	59,957,887	$60	$1,571,759	$(11,242)	$(796,655)	$(229,984)	$533,938
Net loss	—	—	—	—	(279,533)	—	(279,533)
Foreign currency translation adjustment	—	—	—	677	—	—	677
Issuance of common stock in connection with CVI Warrants	2,728,513	3	7,575	—	—	—	7,578
Common stock warrants exercised	323,448	—	—	—	—	—	—
Interest paid in Common Stock	243,261	—	5,134	—	—	—	5,134
Restricted stock units vested	46,078	—	—	—	—	—	—
Common stock received from tax withholding	(7,218)	—	(72)	—	—	—	(72)
Amortization of stock-based compensation	—	—	2,354	—	—	—	2,354
Balance as of June 30, 2019	63,291,969	$63	$1,586,750	$(10,565)	$(1,076,188)	$(229,984)	$270,076
Net loss	—	—	—	—	(10,559)	—	(10,559)
Foreign currency translation adjustment	—	—	—	(2,950)	—	—	(2,950)
Adjustment to issuance of Common Stock	—	—	584	—	—	—	584
Interest paid in Common Stock	856,289	1	6,119	—	—	—	6,120
Restricted stock units vested	54,899	—	—	—	—	—	—
Common stock received from tax withholding	(12,586)	—	(17)	—	—	—	(17)
Amortization of stock-based compensation	—	—	1,966	—	—	—	1,966
Balance as of September 30, 2019	64,190,571	$64	$1,595,402	$(13,515)	$(1,086,747)	$(229,984)	$265,220
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(34,706)	$(317,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,317	9,447
Non-cash operating lease expense	4,195	3,987
Amortization expense of finance leases	1,209	1,974
Amortization of intangible assets	20,514	23,151
Bad debt expense	1,664	657
Impairment of goodwill	—	224,272
Impairment of intangible asset	—	17,308
Stock-based compensation	7,528	14,133
Deferred tax provision (benefit)	254	(3,951)
Change in fair value of financing derivatives	(6,887)	(2,900)
Change in fair value of warrants liability	(5,765)	(4,893)
Change in fair value of investment in equity securities	—	2,324
Impairment of right-of-use and long-lived assets	4,671	—
Non-cash interest expense on senior secured convertible notes (related parties)	3,060	17,374
Accretion of debt discount	5,550	4,607
Amortization of deferred financing costs	1,140	795
Changes in operating assets and liabilities:
Accounts receivable	10,675	14,951
Prepaid expenses and other assets	(2,918)	2,115
Accounts payable, accrued expenses and other liabilities	(12,380)	6,913
Contract liabilities and customer advances	(5,180)	(11,748)
Operating lease liabilities	(4,784)	(6,034)
Net cash used in operating activities	(1,843)	(3,124)

Investing activities:
Proceeds from sale of investment in equity securities	—	3,776
Purchases of property and equipment	(200)	(2,810)
Capitalized internal-use software costs	(11,428)	(8,800)
Net cash used in investing activities	(11,628)	(7,834)

Financing activities:
Proceeds from private placement, net of issuance costs paid	—	19,769
Proceeds from sale-leaseback financing transaction	—	4,252
Proceeds from the exercise of stock options	142	1,191
Payments for taxes related to net share settlement of equity awards	(76)	(1,227)
Principal payments on finance leases	(1,284)	(2,080)
Principal payments on software license arrangements	(258)	(1,997)
Net cash (used in) provided by financing activities	(1,476)	19,908
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(658)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,939)	8,292
Cash, cash equivalents and restricted cash at beginning of period	66,773	50,198
Cash, cash equivalents and restricted cash at end of period	$51,834	$58,490

	As of September 30,
	2020	2019
Cash and cash equivalents	$32,221	$53,839
Restricted cash	19,613	4,651
Total cash, cash equivalents and restricted cash	$51,834	$58,490

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow disclosures:
Interest paid ($18,360 and $3,046 attributable to related parties, respectively)	$20,310	$3,825
Income taxes paid, net of refunds	764	877

Supplemental disclosures of non-cash activities:
Settlement of restricted stock unit liability	$3,065	$4,611
Right-of-use assets obtained in exchange for new finance lease liabilities	754	3,487
Right-of-use assets obtained in exchange for new operating lease liabilities	669	533
Change in accounts payable and accrued expenses related to capital expenditures	519	951
Leasehold improvements acquired through lease incentives	221	1,850
Interest paid in Common Stock (related parties)	—	11,254
Fair value of warrants issued in private placement	—	10,798
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
As of September 30, 2020, the Company was in compliance with its covenants under the senior secured convertible notes and the Secured Term Note, inclusive of the Company's restricted cash balances.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which the Company operates. To date, the COVID-19 pandemic has had some impact on the Company's business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on the Company's customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted the Company's liquidity, net loss, and cash flows and are expected to continue to have an impact in future periods. In addition, the spread of COVID-19 has led to disruption and volatility in global capital and credit markets, which could impact the Company's ability to access capital resources on terms acceptable to the Company or allowable under applicable financing arrangements, or at all. Liquidity could also be negatively affected by a decrease in demand for the Company's products and services or by additional losses from operations, whether related to the COVID-19 pandemic or otherwise. While the Company has taken, and continues to take, actions to reduce costs and mitigate the impact of COVID-19, these steps may not be successful or adequate to offset declines in cash collections. If the Company's efforts to manage costs are not sufficient, or if billings and cash collection efforts are further impacted by the COVID-19 pandemic, the Company may not be able to maintain compliance with the affirmative and negative covenants in its senior secured convertible notes and Secured Term Note or to meet its financial obligations to vendors or others.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of Tax Cuts and Jobs Act ("TCJA") limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company began deferring certain payroll taxes in April 2020, as permitted by the CARES Act. In addition, during the second quarter of 2020 the Company claimed the employee retention credit created by the CARES Act.

The Company continues to evaluate the impact on its business operations and financial results of the CARES Act and additional legislation and government guidance related to the COVID-19 pandemic.
The Company's liquidity could be significantly affected if the Company is unable to maintain compliance with the covenants in its senior secured convertible notes and Secured Term Note, including the minimum cash balance requirements described in Footnote 4, Long-term Debt. If the Company fails to comply with its covenants, it could be required to redeem the senior secured convertible notes and the Secured Term Note at a premium. As of September 30, 2020, there was $217.0 million outstanding under the senior secured convertible notes and the Secured Term Note. The source of funds for any redemption of the notes would be the Company's available cash and other financing, to the extent available. Based on the Company's current plans, including continued cost management and other actions within management's control, the Company does not anticipate a breach of these covenants that would result in an event of default under the senior secured convertible notes or the Secured Term Note; however, during the quarter ended June 30, 2020, the holders of the senior secured convertible notes questioned the Company's compliance with the minimum cash balance requirements therein. As noted, any breach of covenants under the senior secured convertible notes could have a material impact on the Company's liquidity.
The Company continues to be focused on maintaining flexibility in terms of sources, amounts, and timing of any potential financing, refinancing or strategic transaction, in order to best position the Company for future success. The Company believes that its sources of funding, after taking into account the financing transactions described above and the cost-reduction initiatives undertaken by management, will be sufficient to satisfy the Company's estimated liquidity needs and allow the Company to remain in compliance with its covenants under the senior secured convertible notes and the Secured Term Note for at least one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. The Company also cannot predict the duration and magnitude of the COVID-19 pandemic or its effects on the Company's business or liquidity or any action that may be taken by the holders of the senior secured convertible notes, as described above.
On November 9, 2020, the Company confirmed that it was in advanced discussions with respect to a recapitalization transaction with an anchor investor. The transaction, if consummated, would result in a significant reduction in the Company's outstanding indebtedness and would provide for enhanced commercial relationships to support the Company's growth initiatives. There can be no assurances regarding the timing of any action or transaction nor that the Company's strategic review process will result in any particular outcome, including the transaction described in this paragraph.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Specifically, current accrued litigation settlements have been aggregated within other current liabilities on the Condensed Consolidated Balance Sheets. In addition, non-current contract liabilities are now separately reported from other non-current liabilities on the Condensed Consolidated Balance Sheets.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"). The Condensed Consolidated Results of Operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2020 or thereafter. All references to September 30, 2020 and 2019 in the Notes to Condensed Consolidated Financial Statements are unaudited.

Use of Estimates and Judgments in the Preparation of the Condensed Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expense during the reporting periods. Significant estimates and judgments are inherent in the analysis and the measurement of management's standalone selling price, principal versus agent revenue recognition, determination of performance obligations, determination of transaction price, including the determination of variable consideration and allocation of transaction price to performance obligations, deferred tax assets and liabilities, including the identification and quantification of income tax liabilities due to uncertain tax positions, the valuation and recoverability of goodwill, intangible and other long-lived assets, the determination of appropriate discount rates for lease accounting, the probability of exercising either lease renewal or termination clauses, the assessment of potential loss from contingencies, the fair value determination of financing derivative liabilities and warrants, the allowance for doubtful accounts, and the valuation of options, performance-based and market-based stock awards. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. For the three and nine months ended September 30, 2020, management specifically considered the impact of the COVID-19 pandemic and related matters in evaluating the Company's goodwill, intangible and other long-lived assets, lease accounting, contingencies, fair value determinations and allowance for doubtful accounts.
Due to the inherent uncertainty involved in making estimates, particularly in the current environment, actual results reported in future periods may be affected by changes in those estimates. The Company evaluates its estimates and assumptions on an ongoing basis.
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Change in fair value of financing derivatives	$2,200	$1,800	$6,887	$2,900
Change in fair value of warrants liability	1,872	4,893	5,765	4,893
Change in fair value of investment in equity securities	—	(308)	—	(2,324)
Other	119	348	210	1,152
Total other income, net	$4,191	$6,733	$12,862	$6,621
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. 250,000 shares of Common Stock issuable upon the exercise of warrants held by Starboard ("penny warrants") were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants on April 3, 2019. In periods where the Company reports a net loss, the effect of anti-dilutive stock options, stock appreciation rights, restricted stock units, deferred stock units, senior secured convertible notes and warrants are excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options, stock appreciation rights, restricted stock units, deferred stock units, senior secured convertible notes and warrants	15,978,211	15,569,593	17,175,193	10,770,798
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
There were no comparable charges in the three or nine months ended September 30, 2020.

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
Although the Company believes that the carrying values of its long-lived assets are appropriately stated as of September 30, 2020, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
Allowance for Doubtful Accounts
The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for uncollectible receivables. Allowances are based on management's judgment, which considers historical collection experience adjusted for current conditions or expected future conditions based on reasonable and supportable forecasts, a specific review of all significant outstanding receivables, an assessment of company-specific credit conditions and general economic conditions. For the nine months ended September 30, 2020, management considered the impact of the COVID-19 pandemic, including customer payment delays and requests from customers to revise contractual payment terms, in determining the Company's allowance for doubtful accounts.
The table below summarizes the change in balance of the allowance for doubtful accounts:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Beginning Balance	$(1,919)	$(1,597)
Bad debt expense	(1,664)	(657)
Recoveries	(162)	(427)
Write-offs	982	499
Ending Balance	$(2,763)	$(2,182)
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments, enhances disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity's own equity. The amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than periods beginning after December 15, 2020. The Company is in the process of evaluating the guidance but does not believe that the adoption of this standard will have a material impact on the Condensed Consolidated Financial Statements and related disclosures.
3.Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
By solution group:
Ratings and Planning (1)	$62,718	$65,334	$190,018	$204,833
Analytics and Optimization (1)	17,432	18,252	49,827	57,003
Movies Reporting and Analytics	7,802	10,714	26,201	31,646
Total	$87,952	$94,300	$266,046	$293,482
By geographical market:
United States	$77,672	$81,957	$232,345	$253,904
Europe	6,401	7,078	20,301	22,994
Canada	1,689	1,691	5,262	5,289
Latin America	1,178	2,192	4,675	6,878
Other	1,012	1,382	3,463	4,417
Total	$87,952	$94,300	$266,046	$293,482
By timing of revenue recognition:
Products and services transferred over time	$67,828	$70,903	$208,321	$222,544
Products and services transferred at a point in time	20,124	23,397	57,725	70,938
Total	$87,952	$94,300	$266,046	$293,482
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
Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	September 30, 2020	December 31, 2019
Accounts receivable, net	$59,808	$71,853
Current and non-current contract assets	326	1,035
Current and non-current contract costs	345	799
Current contract liabilities	50,040	58,158
Current customer advances	8,483	9,886
Non-current contract liabilities	4,026	291

Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liabilities (Current)
	Nine Months Ended September 30,
(In thousands)	2020	2019
Revenue recognized that was included in the opening contract liabilities balance	$(49,784)	$(55,607)
Cash received or amounts billed in advance and not recognized as revenue	40,212	44,472
For the nine months ended September 30, 2020, the Company recorded $3.8 million in amounts billed in advance, but not yet recognized as revenue, within non-current contract liabilities.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2020, approximately $210.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 22% of these remaining performance obligations during the remainder of 2020, approximately 50% in 2021, and approximately 21% in 2022, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
As of September 30, 2020 and December 31, 2019, the Company had $0.3 million and $0.8 million, respectively, in capitalized contract costs. For the three months ended September 30, 2020 and 2019, amortized and expensed contract costs were $0.2 million. For the nine months ended September 30, 2020 and 2019, amortized and expensed contract costs were $0.9 million and $1.6 million, respectively.
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
Interest on the Notes is payable on a quarterly basis in arrears from April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the VWAP of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. On each of January 2, 2020, April 1, 2020 and July 1, 2020, the Company paid quarterly accrued interest of $6.1 million in cash. On October 1, 2020, the Company paid quarterly accrued interest of $6.1 million through the issuance of 1,474,201 PIK Interest Shares and $3.1 million in cash. Liabilities pertaining to the cash payment and issuance of PIK Interest Shares were classified within accrued expenses and other non-current liabilities, respectively, within the Condensed Consolidated Financial Statements as of September 30, 2020.
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
Financing Derivatives
The Notes contain an interest rate reset feature, make-whole change of control redemption feature, and (until August 5, 2020) a qualifying change of control redemption feature which the Company determined represent embedded derivatives that must be bifurcated and accounted for separately from the Notes. Refer to Footnote 6, Fair Value Measurements, for further information on the Level 3 inputs utilized for the determination of the fair value of the derivatives.
The balance of the Notes as of September 30, 2020 and December 31, 2019 was as follows:

			As of
			September 30, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(9,938)	$(1,846)	$141,716
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(1,580)	(103)	48,817
Total			$204,000	$(11,518)	$(1,949)	$190,533

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(14,703)	$(2,706)	$136,091
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(2,365)	(151)	47,984
Total			$204,000	$(17,068)	$(2,857)	$184,075
Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes are variable. Accordingly, the accretion schedule of debt discount and the amortization schedule of deferred financing costs are updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $0.3 million and $0.9 million in deferred financing costs related to the Notes during the three and nine months ended September 30, 2020, respectively; and $0.3 million and $0.8 million during the three and nine months ended September 30, 2019, respectively. The Company accreted $1.9 million and $5.5 million in issuance discount related to the Notes during the three and nine months ended September 30, 2020, respectively; and $1.6 million and $4.6 million during the three and nine months ended September 30, 2019, respectively.
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's Notes, was $177.1 million as of September 30, 2020.
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
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of September 30, 2020.
The balance of the Secured Term Note as of September 30, 2020 and December 31, 2019 was as follows:

			As of
			September 30, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.8%	$13,000	$(435)	$12,565

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.2%	$13,000	$(537)	$12,463
The Company amortized $0.1 million and $0.2 million in deferred financing costs related to the Secured Term Note during the three and nine months ended September 30, 2020, respectively.
The estimated fair value of the Secured Term Note, using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the Company's Secured Term Note, was $14.6 million as of September 30, 2020.
Letters of Credit
In 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of September 30, 2020, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The remaining financing liability of $2.1 million is included within other current liabilities on the Condensed Consolidated Balance Sheet.
Future minimum payments related to the financing obligations under the failed sale-leaseback transaction as of September 30, 2020 are summarized below:

(In thousands)
Remainder of 2020	$562
2021	1,422
Total	$1,984
5.Stockholders' Equity
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI, pursuant to which CVI agreed to purchase (i) 2,728,513 shares of Common Stock (the "Initial Shares"), at a price of $7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "Closing Date").
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
The Series A Warrants are exercisable by the holders for a period of five years from the Closing Date and are currently exercisable into 5,457,026 shares of Common Stock, which is equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described below). The exercise price for the Series A Warrants is $12.00. The Series A Warrants may be exercised for cash or through a net settlement feature. The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances.
The Series C Warrants are partially prepaid warrants (with a nominal remaining exercise price) that were not exercisable before September 21, 2019. CVI exercised the Series C Warrants on October 10, 2019. Because the VWAP of the Common Stock as of the date of exercise, discounted by 7.5%, was less than CVI's purchase price for the Initial Shares, the Company was required to issue to CVI a number of shares of Common Stock equal to (i) (x) CVI's purchase price for the Initial Shares divided by (y) 92.5% of the VWAP of the Common Stock leading up to September 21, 2019, subject to a floor of 50.0% of the price per Initial Share, less (ii) the number of Initial Shares issued to CVI on the Closing Date. As a result of this exercise, the Company issued 2,728,513 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Company's Series A Warrants was increased by 2,728,513.
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
The estimated fair value of the warrants as of September 30, 2020 was $2.0 million. Refer to Footnote 6, Fair Value Measurements, for further information on the Level 3 inputs utilized for the determination of the fair value of the warrants.
6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	September 30, 2020				December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$13,426	$—	$—	$13,426	$24,327	$—	$—	$24,327
Certificates of deposit (2)	—	—	—	—	—	1,009	—	1,009
Total assets	$13,426	$—	$—	$13,426	$24,327	$1,009	$—	$25,336

Liabilities:
Financing derivatives: no hedging designation (3)
Interest rate reset	$—	$—	$13,200	$13,200	$—	$—	$18,800	$18,800
Make-whole change of control	—	—	1,500	1,500	—	—	1,600	1,600
Qualifying change of control	—	—	—	—	—	—	1,187	1,187
Warrants issued: (4)
Series A	—	—	1,960	1,960	—	—	7,508	7,508
Series B-2	—	—	—	—	—	—	217	217
Total liabilities	$—	$—	$16,660	$16,660	$—	$—	$29,312	$29,312
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The Company's certificates of deposit are recorded at their face value which approximates their fair value.

(3) The fair values of the financing derivatives are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. The qualifying change of control derivative expired on August 5, 2020.
(4) The fair values of the warrants are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. The Series B-1 Warrants expired without exercise on January 29, 2020. The Series B-2 Warrants expired without exercise on August 3, 2020.
There were no changes to the Company's valuation methodologies during the three and nine months ended September 30, 2020 or 2019, respectively.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the nine months ended September 30, 2020 and 2019, respectively:

(In thousands)	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2019	$21,587	$7,725
Total gains included in other income, net (1)	(6,887)	(5,765)
Balance as of September 30, 2020	$14,700	$1,960
(1) Represents $5.6 million gain due to change in fair value of interest rate reset derivative liability, $0.1 million gain due to change in fair value of make-whole change of control redemption, $1.2 million gain due to change in fair value of qualifying change of control redemption derivative liability, $5.6 million gain due to change in fair value of the Series A Warrant and $0.2 million gain due to change in fair value of the Series B-2 Warrant. All gains were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(In thousands)	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2018	$26,100	$—
Issuances	—	10,798
Total gains included in other income, net (1)	(2,900)	(4,893)
Balance as of September 30, 2019	$23,200	$5,905
(1) Represents $2.3 million gain due to change in fair value of interest rate reset derivative liability, $0.6 million gain due to change in fair value of the make-whole change of control redemption derivative liability, $3.1 million gain due to change in fair value of the Series A Warrant, $0.3 million gain due to change in fair value of the Series B-1 Warrant, $0.4 million gain due to change in fair value of the Series B-2 Warrant, and $1.0 million gain due to change in fair value of Series C Warrant. All gains were recorded in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table displays valuation techniques and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities, which are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	September 30, 2020	December 31, 2019
Interest rate reset derivative liability	Discounted cash flow	Discount rate	27.0%	25.0%
		Stock price	$2.04	$4.94
		Volatility	111.3%	74.1%
		Term	1.29 years	2.04 years
		Risk-free rate	0.1%	1.6%

Make-whole change of control redemption derivative liability	Option pricing model	Change of control probability	5.0% - 10.0%	5.0% - 10.0%
		Term	1.29 years	2.04 years
		Risk-free rate	0.1%	1.6%

Qualifying change of control redemption derivative liability (1)	Discounted cash flow	Change of control probability	—	5.0%
		Term	—	0.60 years
		Discount rate	—	25.0%

Warrants liability (2)	Option pricing model	Stock price	$2.04	$4.94
		Volatility	80.0%	65.0%
		Term	3.74 years	0.59 - 4.49 years
		Change of control probability	5.0% - 10.0%	5.0% - 10.0%
		Risk-free rate	0.2%	1.6% - 1.7%
		Cost of debt	15.7% - 17.0%	14.7% - 16.0%
(1) The qualifying change of control redemption derivative liability expired on August 5, 2020.
(2) Warrants liability includes only Series A as of September 30, 2020. Warrants liability includes Series A and Series B-2 as of December 31, 2019.
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
7.Accrued Expenses

	As of	As of
(In thousands)	September 30, 2020	December 31, 2019
Accrued data costs	$19,838	$19,593
Payroll and payroll-related	11,613	15,412
Professional fees	3,999	4,118
Accrued interest on senior secured convertible notes	3,060	6,120
Restructuring accrual	87	992
Other	8,996	9,272
Total accrued expenses	$47,593	$55,507
8.Related Party Transactions
Transactions with WPP plc
As of September 30, 2020 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 15.9% ownership in the Company. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
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
The Company's results from transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenues	$3,109	$3,609	$10,069	$11,380

Cost of revenues	2,461	2,290	7,200	7,969
General and administrative	35	186	287	406
The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2020	December 31, 2019
Assets
Accounts receivable, net	$2,405	$2,542
Prepaid expenses and other current assets	1,181	1,180
Liabilities
Accounts payable	$2,523	$2,510
Accrued expenses	164	716
Contract liabilities	1,956	1,361
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 4, Long-term Debt, for further information regarding these agreements and subsequent amendments. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock on January 16, 2018. Included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense related to Starboard of $8.4 million and $24.8 million during the three and nine months ended September 30, 2020, respectively; and $8.0 million and $22.8 million during the three and nine months ended September 30, 2019, respectively.
The Company has the following balances related to transactions with Starboard, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	September 30, 2020	December 31, 2019
Accrued expenses	$3,060	$6,120
Financing derivatives	14,700	21,587
Senior secured convertible notes	190,533	184,075
Other non-current liabilities	3,060	—
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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc., ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children's Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits ("SDKs") in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys' fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California's constitutional right to privacy and intrusion upon seclusion law, New York's deceptive trade practices statute, and Massachusetts' deceptive trade practices and right to privacy statutes. The complaints alleged damages in excess of $5.0 million, with any award to be apportioned among the defendants. On February 26, 2020, the Company and Full Circle reached an agreement with the plaintiffs to settle the complaints in full, with no admission of liability, in return for injunctive relief and payment of the plaintiffs' attorneys' fees, to be covered by the Company's insurance. The settlement received preliminary court approval on September 24, 2020; it remains subject to final court approval.
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
10.Organizational Restructuring
In 2019, the Company implemented two reduction in force plans ("May 2019 Restructuring Plan" and "August 2019 Restructuring Plan") in order to reduce costs and more effectively align resources with business priorities. The May 2019 Restructuring Plan and the August 2019 Restructuring Plan are complete as of September 30, 2020, with remaining payments for the August 2019 Restructuring Plan through March 2021.

The table below summarizes the balance of the restructuring liability as of September 30, 2020, which is recorded in accrued expenses in the Condensed Consolidated Balance Sheets, and the changes in the accrued amounts for the nine months ended September 30, 2020, by restructuring plan:

(In thousands)	May 2019 Restructuring Plan	August 2019 Restructuring Plan
Accrued Balance as of December 31, 2019	$294	$698
Payments	(294)	(611)
Accrued Balance as of September 30, 2020	$—	$87

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K"), under Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, under Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30,2020, under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
In an effort to contain the COVID-19 pandemic or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed "essential", isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. To date, these measures have had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our liquidity and cash flows to some extent and are expected to continue to have an impact in future periods. As discussed in more detail below, we cannot quantify the impact that the COVID-19 pandemic and related government actions may have on our business or liquidity in the future. We have taken actions to mitigate the impact of COVID-19 and will continue to actively monitor the situation. We may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we cannot currently predict. See Item 1A, "Risk Factors" in this 10-Q, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for additional details.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$87,952	100.0%	$94,300	100.0%	$266,046	100.0%	$293,482	100.0%
Cost of revenues	46,466	52.8%	47,390	50.3%	137,213	51.6%	152,791	52.1%
Selling and marketing	17,131	19.5%	20,421	21.7%	52,351	19.7%	68,590	23.4%
Research and development	9,501	10.8%	14,064	14.9%	29,402	11.1%	49,163	16.8%
General and administrative	12,136	13.8%	14,064	14.9%	41,420	15.6%	50,541	17.2%
Investigation and audit related	—	—%	980	1.0%	—	—%	4,176	1.4%
Amortization of intangible assets	6,750	7.7%	6,970	7.4%	20,514	7.7%	23,151	7.9%
Impairment of goodwill	—	—%	—	—%	—	—%	224,272	76.4%
Impairment of intangible asset	—	—%	—	—%	—	—%	17,308	5.9%
Settlement of litigation, net	—	—%	(2,100)	(2.2)%	—	—%	2,900	1.0%
Impairment of right-of-use and long-lived assets	—	—%	—	—%	4,671	1.8%	—	—%
Restructuring	—	—%	2,270	2.4%	—	—%	5,149	1.8%
Total expenses from operations	91,984	104.6%	104,059	110.3%	285,571	107.3%	598,041	203.8%
Loss from operations	(4,032)	(4.6)%	(9,759)	(10.3)%	(19,525)	(7.3)%	(304,559)	(103.8)%
Interest expense, net	(9,027)	(10.3)%	(8,175)	(8.7)%	(26,729)	(10.0)%	(23,176)	(7.9)%
Other income, net	4,191	4.8%	6,733	7.1%	12,862	4.8%	6,621	2.3%
(Loss) gain from foreign currency transactions	(2,012)	(2.3)%	1,194	1.3%	(2,152)	(0.8)%	768	0.3%
Loss before income taxes	(10,880)	(12.4)%	(10,007)	(10.6)%	(35,544)	(13.4)%	(320,346)	(109.2)%
Income tax (provision) benefit	(241)	(0.3)%	(552)	(0.6)%	838	0.3%	2,740	0.9%
Net loss	$(11,121)	(12.6)%	$(10,559)	(11.2)%	$(34,706)	(13.0)%	$(317,606)	(108.2)%
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
Revenues from these three solution groups for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$62,718	71.3%	$65,334	69.3%	$(2,616)	(4.0)%
Analytics and Optimization (1)	17,432	19.8%	18,252	19.3%	(820)	(4.5)%
Movies Reporting and Analytics	7,802	8.9%	10,714	11.4%	(2,912)	(27.2)%
Total revenues	$87,952	100.0%	$94,300	100.0%	$(6,348)	(6.7)%
(1) In the second quarter of 2020, we began classifying revenue from certain new and extended custom agreements for services that utilize our syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.

Revenues decreased by $6.3 million, or 6.7%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Ratings and Planning revenue is comprised of revenue from our digital, television and cross-platform products. Ratings and Planning revenue decreased $2.6 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was largely driven by lower revenue from our syndicated digital products due in part to the COVID-19 pandemic. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 48% and 51% of our Ratings and Planning revenue in the third quarter of 2020 and 2019, respectively. TV revenues were higher due in part to our new partnership with LiveRamp, additional deliveries of national and addressable TV solutions, and increased deliveries on contracts with political customers.
Analytics and Optimization revenue decreased by $0.8 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to fewer deliveries of custom solutions, lift and survey deliverables, due in part to the COVID-19 pandemic, offset by higher activation usage and higher deliveries of branded content solutions during the third quarter of 2020.
Movies Reporting and Analytics revenue decreased by $2.9 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Revenue continues to be impacted by ongoing theater closures as a result of the COVID-19 pandemic. We expect theater closures to continue affecting movies revenue for the foreseeable future.
Revenues for these three solution groups for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$190,018	71.4%	$204,833	69.8%	$(14,815)	(7.2)%
Analytics and Optimization (1)	49,827	18.8%	57,003	19.4%	(7,176)	(12.6)%
Movies Reporting and Analytics	26,201	9.8%	31,646	10.8%	(5,445)	(17.2)%
Total revenues	$266,046	100.0%	$293,482	100.0%	$(27,436)	(9.3)%
(1) In the second quarter of 2020, we began classifying revenue from certain new and extended custom agreements for services that utilize our syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Revenues decreased by $27.4 million, or 9.3%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Ratings and Planning revenue decreased by $14.8 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was largely driven by lower revenue from our syndicated digital products due in part to the COVID-19 pandemic. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 49% and 51% of our Ratings and Planning revenue for the nine months ended September 30, 2020 and 2019, respectively. TV revenues were higher due to increases from our new partnership with LiveRamp, additional deliveries of national and addressable TV solutions, and the impact of new Local TV business entered into in 2019. Cross-platform revenues were lower due to fewer customer deliveries.
Analytics and Optimization revenue decreased by $7.2 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to lower sales and deliveries across all products in this solution group, due in part to the COVID-19 pandemic, in the first nine months of 2020.
Movies Reporting and Analytics revenue decreased by $5.4 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Revenue continues to be impacted by ongoing theater closures as a result of the COVID-19 pandemic. We expect theater closures to continue affecting movies revenue for the foreseeable future.
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

Cost of revenues for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Data costs	$16,943	19.3%	$15,316	16.2%	$1,627	10.6%
Employee costs	9,693	11.0%	11,606	12.3%	(1,913)	(16.5)%
Systems and bandwidth costs	6,152	7.0%	4,991	5.3%	1,161	23.3%
Panel costs	4,674	5.3%	5,233	5.5%	(559)	(10.7)%
Lease expense and depreciation	4,259	4.8%	3,919	4.2%	340	8.7%
Technology	1,421	1.6%	1,506	1.6%	(85)	(5.6)%
Professional fees	1,307	1.5%	1,704	1.8%	(397)	(23.3)%
Sample and survey costs	1,051	1.2%	1,740	1.8%	(689)	(39.6)%
Royalties and resellers	550	0.6%	921	1.0%	(371)	(40.3)%
Other	416	0.5%	454	0.5%	(38)	(8.4)%
Total cost of revenues	$46,466	52.8%	$47,390	50.3%	$(924)	(1.9)%
Cost of revenues decreased $0.9 million, or 1.9%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Employee costs decreased $1.9 million primarily due to a reduction in headcount. Additionally, sample and survey costs decreased $0.7 million primarily due to lower sales and deliveries of digital custom marketing solutions. These decreases were offset by increases in data costs and systems and bandwidth costs. Data costs increased by $1.6 million primarily due to new data licensing costs to increase our data footprint, offset by a reclassification of costs to systems and bandwidth to better reflect the nature of the services provided. Systems and bandwidth costs increased $1.2 million primarily due to the reclassification of costs from data costs.
Cost of revenues for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Data costs	$47,669	17.9%	$48,114	16.4%	$(445)	(0.9)%
Employee costs	29,835	11.2%	40,708	13.9%	(10,873)	(26.7)%
Systems and bandwidth costs	17,944	6.7%	15,767	5.4%	2,177	13.8%
Panel costs	14,622	5.5%	15,555	5.3%	(933)	(6.0)%
Lease expense and depreciation	12,393	4.7%	11,183	3.8%	1,210	10.8%
Technology	4,284	1.6%	4,422	1.5%	(138)	(3.1)%
Sample and survey costs	3,728	1.4%	5,678	1.9%	(1,950)	(34.3)%
Professional fees	3,149	1.2%	5,956	2.0%	(2,807)	(47.1)%
Royalties and resellers	1,919	0.7%	2,629	0.9%	(710)	(27.0)%
Other	1,670	0.6%	2,779	0.9%	(1,109)	(39.9)%
Total cost of revenues	$137,213	51.6%	$152,791	52.1%	$(15,578)	(10.2)%
Cost of revenues decreased $15.6 million, or 10.2%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Employee costs decreased $10.9 million primarily due to a reduction in headcount and a decrease in stock-based compensation expense. Professional fees decreased $2.8 million primarily due to a decrease in consulting services. Sample and survey costs decreased $2.0 million primarily due to lower sales and deliveries of digital custom marketing solutions. Offsetting these decreases was an increase in systems and bandwidth costs of $2.2 million primarily due to the reclassification of costs from data costs to better reflect the nature of the services being provided. Lease expense and depreciation increased $1.2 million primarily due to higher depreciation driven by previously capitalized internal-use software costs.
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

Selling and marketing expenses for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$14,280	16.2%	$16,327	17.3%	$(2,047)	(12.5)%
Lease expense and depreciation	1,136	1.3%	1,081	1.1%	55	5.1%
Professional fees	736	0.8%	651	0.7%	85	13.1%
Travel	35	—%	871	0.9%	(836)	(96.0)%
Other	944	1.1%	1,491	1.6%	(547)	(36.7)%
Total selling and marketing expenses	$17,131	19.5%	$20,421	21.7%	$(3,290)	(16.1)%
Selling and marketing expenses decreased by $3.3 million, or 16.1%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, largely attributable to a decrease in employee costs as a result of lower headcount and lower travel costs resulting from the COVID-19 pandemic.
Selling and marketing expenses for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$42,762	16.1%	$55,281	18.8%	$(12,519)	(22.6)%
Lease expense and depreciation	3,806	1.4%	4,286	1.5%	(480)	(11.2)%
Professional fees	1,999	0.8%	2,111	0.7%	(112)	(5.3)%
Travel	657	0.2%	2,575	0.9%	(1,918)	(74.5)%
Other	3,127	1.2%	4,337	1.5%	(1,210)	(27.9)%
Total selling and marketing expenses	$52,351	19.7%	$68,590	23.4%	$(16,239)	(23.7)%
Selling and marketing expenses decreased by $16.2 million, or 23.7%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Employee costs decreased $12.5 million primarily as a result of lower headcount, a decrease in sales commissions, and a decrease in stock-based compensation expense. Travel costs decreased $1.9 million primarily due to the reduction in travel resulting from the COVID-19 pandemic.
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
Research and development expenses for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$7,189	8.2%	$11,080	11.7%	$(3,891)	(35.1)%
Technology	1,076	1.2%	997	1.1%	79	7.9%
Lease expense and depreciation	894	1.0%	1,483	1.6%	(589)	(39.7)%
Professional fees	253	0.3%	442	0.5%	(189)	(42.8)%
Other	89	0.1%	62	0.1%	27	43.5%
Total research and development expenses	$9,501	10.8%	$14,064	14.9%	$(4,563)	(32.4)%
Research and development expenses decreased by $4.6 million, or 32.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Employee costs decreased $3.9 million primarily due to lower headcount.
Research and development expenses for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$21,786	8.2%	$37,868	12.9%	$(16,082)	(42.5)%
Technology	3,225	1.2%	3,116	1.1%	109	3.5%
Lease expense and depreciation	3,120	1.2%	4,549	1.6%	(1,429)	(31.4)%
Professional fees	874	0.3%	2,651	0.9%	(1,777)	(67.0)%
Other	397	0.1%	979	0.3%	(582)	(59.4)%
Total research and development expenses	$29,402	11.1%	$49,163	16.8%	$(19,761)	(40.2)%
Research and development expenses decreased by $19.8 million, or 40.2%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Employee costs decreased $16.1 million primarily due to lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $1.8 million primarily due to a decrease in consulting services. Lease expense and depreciation decreased $1.4 million primarily as a result of various lease terminations and executed sublease agreements.
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
General and administrative expenses for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$6,659	7.6%	$7,235	7.7%	$(576)	(8.0)%
Professional fees	2,339	2.7%	4,059	4.3%	(1,720)	(42.4)%
Technology	567	0.6%	360	0.4%	207	57.5%
Lease expense and depreciation	494	0.6%	591	0.6%	(97)	(16.4)%
Bad debt expense	74	0.1%	657	0.7%	(583)	(88.7)%
Other	2,003	2.3%	1,162	1.2%	841	72.4%
Total general and administrative expenses	$12,136	13.8%	$14,064	14.9%	$(1,928)	(13.7)%
General and administrative expenses decreased by $1.9 million, or 13.7%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a decrease in professional fees of $1.7 million. The reduction was due to reduced audit and legal fees in 2020 as compared to 2019.
General and administrative expenses for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Change	% Change
Employee costs	$20,191	7.6%	$27,044	9.2%	$(6,853)	(25.3)%
Professional fees	9,704	3.6%	13,618	4.6%	(3,914)	(28.7)%
Technology	1,683	0.6%	772	0.3%	911	118.0%
Bad debt expense	1,664	0.6%	657	0.2%	1,007	153.3%
Lease expense and depreciation	1,606	0.6%	1,902	0.6%	(296)	(15.6)%
Transition services agreement	—	—%	667	0.2%	(667)	(100.0)%
Other	6,572	2.5%	5,881	2.0%	691	11.7%
Total general and administrative expenses	$41,420	15.6%	$50,541	17.2%	$(9,121)	(18.0)%
General and administrative expenses decreased by $9.1 million, or 18.0%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Employee costs decreased $6.9 million primarily due to $3.3 million in severance costs for executives who exited in March 2019, as well as lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $3.9 million primarily due to fees related to the issuance of Common Stock and warrants in June 2019 and reduced audit and legal fees in 2020 as compared to 2019. These decreases were offset by an increase in bad debt expense of $1.0 million primarily due to increased reserves related to customers impacted by the current economic environment.
Investigation and Audit Related
We did not incur any expenses related to the previously disclosed Audit Committee investigation and prior-year audits during the three and nine months ended September 30, 2020. The investigation and audit related expenses for the three and nine months ended September 30, 2019 related to ongoing fees for the previously disclosed SEC investigation which was resolved in September 2019. We do not expect to incur additional expenses for this matter.
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
There were no comparable charges in the three or nine months ended September 30, 2020.
Settlement of Litigation, Net
Settlement of litigation, net consists of losses (or expected losses) from the settlement of various litigation matters. The net settlement of litigation expense for the three and nine months ended September 30, 2019 relates to our liability in connection with the conclusion of the SEC investigation in September 2019, offset by the clawback of $2.1 million from our former chief executive officer.
There were no comparable charges in the three or nine months ended September 30, 2020.
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
During the three months ended September 30, 2020 and 2019, we incurred interest expense, net of $9.0 million and $8.2 million, respectively, and $26.7 million and $23.2 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in interest expense, net for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 was primarily due to the issuance of the Secured Term Note in December 2019. The increase in interest expense, net for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 was primarily driven by the interest rate reset feature on the Notes, which reset the interest rate from 6.0% to 12.0% in January 2019, and the issuance of the Secured Term Note in December 2019.
Other Income, Net
Other income, net represents income and expenses incurred that are generally not part of our regular operations. The following is a summary of other income, net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Change in fair value of financing derivatives	$2,200	$1,800	$6,887	$2,900
Change in fair value of warrants liability	1,872	4,893	5,765	4,893
Change in fair value of investment in equity securities	—	(308)	—	(2,324)
Other	119	348	210	1,152
Total other income, net	$4,191	$6,733	$12,862	$6,621
Other income, net for the three and nine months ended September 30, 2020 was driven primarily by the gain from the changes in fair value of our financing derivatives and warrants liabilities. Other income, net for the three and nine months ended September 30, 2019 primarily relates to gains from the changes in fair value of our financing derivatives and warrants liability, offset by a loss due to the decline in the fair value of our investment in equity securities, which were sold in 2019.
(Loss) Gain From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position. The U.S. Dollar strengthened during the first quarter of 2020 which was offset by weakness of the U.S. Dollar in the second and third quarters of 2020. For the three and nine months ended September 30, 2020, the loss from foreign currency transactions was $2.0 million and $2.2 million, respectively. The losses were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro and the U.S. Dollar against the Euro exchange rates. For the three and nine months ended September 30, 2019, the gain from foreign currency transactions was $1.2 million and $0.8 million, respectively. The gains were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro, the U.S. Dollar against the Euro and Canadian Dollar, and Euro against the Canadian Dollar exchange rates.
Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity.
During the three months ended September 30, 2020, we recorded an income tax provision of $0.2 million, resulting in an effective tax rate of 2.2%. During the nine months ended September 30, 2020, we recorded an income tax benefit of $0.8 million, resulting in an effective tax rate of 2.4%. During the three months ended September 30, 2019, we recorded an income tax provision of $0.6 million, resulting in an effective tax rate of 5.5%. During the nine months ended September 30, 2019, we recorded an income tax benefit of $2.7 million, resulting in an effective tax rate of 0.9%. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of foreign tax rate differences, U.S. state legislative changes and changes in the valuation allowance against our domestic deferred tax assets.
The COVID-19 pandemic has a global reach, and many countries are introducing measures that provide relief to taxpayers in a variety of ways. We are currently evaluating these measures, including the CARES Act in the United States, but these did not have an impact on our income tax (provision) benefit for the three and nine months ended September 30, 2020.
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
The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net loss (GAAP)	$(11,121)	$(10,559)	$(34,706)	$(317,606)

Interest expense, net	9,027	8,175	26,729	23,176
Amortization of intangible assets	6,750	6,970	20,514	23,151
Depreciation	3,529	3,336	10,317	9,447
Amortization expense of finance leases	425	613	1,209	1,974
Income tax provision (benefit)	241	552	(838)	(2,740)
EBITDA	8,851	9,087	23,225	(262,598)

Adjustments:
Stock-based compensation expense	2,524	3,013	7,528	14,270
Restructuring	—	2,270	—	5,149
Investigation and audit related	—	980	—	4,176
Private placement issuance cost	—	(416)	—	738
Settlement of certain litigation, net	—	(2,100)	—	2,900
Impairment of right-of-use and long-lived assets	—	—	4,671	—
Impairment of goodwill	—	—	—	224,272
Impairment of intangible asset	—	—	—	17,308
Other income, net (1)	(4,072)	(6,385)	(12,506)	(5,469)
Adjusted EBITDA	$7,303	$6,449	$22,918	$746
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

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net loss (GAAP)	$(11,121)	$(10,559)	$(34,706)	$(317,606)

Adjustments:
Amortization of intangible assets	6,750	6,970	20,514	23,151
Stock-based compensation expense	2,524	3,013	7,528	14,270
Restructuring	—	2,270	—	5,149
Investigation and audit related	—	980	—	4,176
Private placement issuance cost	—	(416)	—	738
Settlement of certain litigation, net	—	(2,100)	—	2,900
Impairment of right-of-use and long-lived assets	—	—	4,671	—
Impairment of goodwill	—	—	—	224,272
Impairment of intangible asset	—	—	—	17,308
Other income, net (1)	(4,072)	(6,385)	(12,506)	(5,469)
Non-GAAP net loss	$(5,919)	$(6,227)	$(14,499)	$(31,111)
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
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash used in operating activities	$(1,843)	$(3,124)
Net cash used in investing activities	(11,628)	(7,834)
Net cash (used in) provided by financing activities	(1,476)	19,908
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(658)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,939)	8,292
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses, payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers, and service of our debt and lease facilities. In prior years, we incurred significant professional fees relating to our Audit Committee's investigation, subsequent audit and compliance efforts, as well as management changes and various legal proceedings.
As of September 30, 2020, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $51.8 million, including $19.6 million in restricted cash.
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
In December 2019, we issued a Secured Term Note for gross cash proceeds of $13.0 million. See "Secured Term Note" below.
In January 2020, April 2020 and July 2020, we paid our quarterly accrued interest liability of $6.1 million on the Notes in cash. The interest amount was recognized in accrued expenses as of December 31, 2019, March 31, 2020 and June 30, 2020, respectively. In October 2020, we paid our quarterly accrued interest liability of $6.1 million through the issuance of 1,474,201 shares of Common Stock ("PIK Interest Shares") and $3.1 million in cash. Liabilities pertaining to the cash payment and issuance of PIK Interest Shares were classified within accrued expenses and other non-current liabilities, respectively, within the Condensed Consolidated Financial Statements as of September 30, 2020.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. To date, the COVID-19 pandemic has had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our liquidity and cash flows and are expected to continue to have an impact in future periods. In the second quarter of 2020, we continued to see delays in cash collections, leading our management team to take actions to mitigate the near-term impact on our liquidity. These actions, which continued into the third quarter of 2020, included freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, reducing compensation for our senior leadership team and board of directors, and reducing certain travel, marketing, recruiting and other corporate activities not deemed critical to the business in the current environment. Management continues to monitor our liquidity and cash flows and will re-evaluate these actions as appropriate.
In addition to its impact on operations, the spread of COVID-19 has led to disruption and volatility in global capital and credit markets. This disruption could impact our ability to access capital resources on terms acceptable to us or allowable under applicable financing arrangements.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of Tax Cuts and Jobs Act limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We began deferring certain payroll taxes in April 2020, as permitted by the CARES Act. In addition, during the second quarter of 2020, we claimed the refundable employee retention credit created by the CARES Act. We continue to evaluate the impact of the CARES Act and additional legislation and government guidance related to the COVID-19 pandemic on our business operations and financial results.
Our liquidity could be negatively affected by a decrease in demand for our products and services or by additional losses from operations, as well as payment of expenses incurred in prior periods in addition to current period expenses. It is possible that long-term changes in consumer behavior will impact our customers' operations, and thus their demand for our services and ability to pay, even after the spread of COVID-19 has been contained and businesses are permitted to resume normal operations. While we are taking actions (as described above) to mitigate the impact of the COVID-19 pandemic, control costs and improve our working capital balance, these steps may not be successful or adequate to offset future declines. If our efforts to control costs are not sufficient, or if customer demand or cash collection efforts are further impacted by the COVID-19 pandemic, we may not be able to maintain our compliance with the affirmative and negative covenants in our Notes and Secured Term Note or to meet our financial obligations to our vendors or others.
Our liquidity could be significantly affected if we are unable to maintain compliance with the covenants in our Notes and Secured Term Note, including the minimum cash balance requirements described in Footnote 4, Long-term Debt, to our Condensed Consolidated Financial Statements. If we fail to comply with our covenants, we could be required to redeem the Notes and the Secured Term Note at a premium. As of September 30, 2020, there was $217.0 million outstanding under the Notes and the Secured Term Note. The source of funds for any redemption of our debt would be our available cash and other financing, to the extent available. Based on our current plans, including continued cost management and other actions within management's control, we do not anticipate a breach of these covenants that would result in an event of default under the Notes or the Secured Term Note; however, during the quarter ended June 30, 2020, the holders of the Notes questioned our compliance with the minimum cash balance requirements therein. As noted, any breach of covenants under the Notes could have a material impact on our liquidity.
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
On November 9, 2020, we confirmed that we were in advanced discussions with respect to a recapitalization transaction with an anchor investor. The transaction, if consummated, would result in a significant reduction in our outstanding indebtedness and would provide for enhanced commercial relationships to support our growth initiatives. There can be no assurances regarding the timing of any action or transaction nor that our strategic review process will result in any particular outcome, including the transaction described in this paragraph.
Restricted Cash
Restricted cash represents our requirement to collateralize the Secured Term Note, outstanding letters of credit, international payroll processing exposures and lines of credit related to certain of our corporate credit card programs and international payroll processing exposures. As of September 30, 2020 and December 31, 2019, we had $19.6 million and $20.2 million of restricted cash, respectively.

Letters of Credit
In 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of September 30, 2020, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
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
For additional information on the Private Placement, refer to Footnote 5, Stockholders' Equity.
Issuance and Sale of Senior Secured Convertible Notes and Warrants
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of the Notes as of September 30, 2020 to $204.0 million.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including covenants with respect to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently $40.0 million) and (v) the timely filing of certain disclosures with the SEC. We are in compliance with the Notes covenants as of September 30, 2020, inclusive of our restricted cash balances. As discussed above, any breach of these covenants could have a significant negative effect on our liquidity.
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
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of September 30, 2020.
For additional information on the Secured Term Note, refer to Footnote 4, Long-term Debt.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our Ratings and Planning, Analytics and Optimization, and Movies Reporting and Analytics products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services. As discussed above, we have experienced delays in customer payments and requests to modify contractual terms in connection with the COVID-19 pandemic and related government mandates and restrictions.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives, warrants liability and equity securities, non-cash interest expense on senior secured convertible notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash used in operating activities for the nine months ended September 30, 2020 was $1.8 million compared to net cash used of $3.1 million for the nine months ended September 30, 2019. The decrease in cash used in operating activities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to a decrease in the net loss, offset by an increase in cash interest paid on the Notes in 2020 of $15.3 million, as well as a net decrease in operating assets and liabilities of $14.6 million for the nine months ended September 30, 2020 as compared to a net increase of $6.2 million for the nine months ended September 30, 2019. The shift from a net increase in operating assets and liabilities to a net decrease is primarily due to payments of our accounts payable and accrual balances from the prior year during the nine months ended September 30, 2020. Included in our decrease of operating assets and liabilities is an increase in contract liability related to an upfront payment resulting from a new contract, which increased our cash balance by $9.4 million during the second quarter of 2020.
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
Net cash used in investing activities for the nine months ended September 30, 2020 was $11.6 million compared to net cash used in investing activities of $7.8 million for the nine months ended September 30, 2019. This increase in cash used in investing activities was attributable to an increase of $2.6 million in payments for capitalized internally developed software and a $3.8 million decline in receipts from the sale of an investment in 2019, partially offset by a $2.6 million decrease in purchases of property and equipment in 2020 compared with 2019.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2020 was $1.5 million compared to net cash provided by financing activities of $19.9 million during the nine months ended September 30, 2019. The shift from cash provided by financing activities to cash used in financing activities was largely due to cash proceeds of $19.8 million from the sale of shares of Common Stock and warrants in the Private Placement during 2019 and cash proceeds of $4.3 million from the sale-leaseback transaction during 2019. These were offset by a decrease of $2.5 million in principal payments on finance lease and software licensing arrangements.
Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature. The information set forth below summarizes our contractual obligations as of September 30, 2020 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$217,000	$—	$217,000	$—	$—
Unconditional purchase obligations with MVPDs (2)	82,827	31,960	46,236	4,631	—
Operating lease obligations (3)	65,948	12,246	19,882	17,398	16,422
Finance lease obligations (4)	4,227	2,359	1,868	—	—
Sale-leaseback financing transaction (5)	1,984	1,984	—	—	—
Other long-term obligations (6)	8,814	5,337	3,252	225	—
Total	$380,800	$53,886	$288,238	$22,254	$16,422
(1) In 2018, we entered into several agreements with Starboard whereby we issued Notes in exchange for cash and shares of Common Stock. In 2019, our wholly-owned subsidiary, Rentrak B.V., entered into a Secured Term Note. See Footnote 4, Long-term Debt for more information.
(2) Unconditional purchase obligations with MVPDs include contractual arrangements with MVPDs for the purchase of TV viewing data that is used in our products, primarily reported in the Ratings and Planning solution group. If these arrangements are canceled by the MVPDs, we have the ability to terminate contracts with our end customers. Commitments reflected herein relate to future data obligations after September 30, 2020.
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
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, and expenses from ongoing compliance efforts and legal matters. As discussed above, we have experienced delays in customer payments and requests to modify contractual terms in connection with the COVID-19 pandemic and related government mandates and restrictions. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. The current disruption and volatility in global capital and credit markets could impact our ability to access capital resources on terms acceptable to us or allowable under applicable financing arrangements, or at all. If we were to issue additional equity securities in order to raise additional funds or pay interest on the Notes and Secured Term Note, further dilution to existing stockholders could occur.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) other than certain purchase obligations with MVPDs, which are disclosed in the Contractual Payment Obligations table above.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three and nine months ended September 30, 2020) the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments. Other than our accounting policies related to the impairment charges recorded for right-of-use and long-lived assets (which relate to the impact of the COVID-19 pandemic on local real estate markets), there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2020 as compared to the critical accounting policies and estimates disclosed in our 2019 10-K.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are subject to interest rate risk in connection with the Notes, and we hold derivative financial instruments and have outstanding warrants that are subject to market risk. We also have foreign currency exchange rate risk from our global operations, although we do not believe this risk to be significant. Except as set forth below, there have been no material changes in our exposure to market risk during the three and nine months ended September 30, 2020 as compared to our market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2019 10-K.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share (the "Conversion Price"), we are subject to interest rate risk. As of September 30, 2020, the interest rate on the Notes was 12.0% per year. The interest rate reset on January 30, 2020 and will remain at 12.0% (subject to certain conditions) until February 1, 2021 (the "Interest Reset Date"). On the Interest Reset Date, the interest rate will reset based on the then-applicable Conversion Premium which is calculated by dividing the Conversion Price by the arithmetic average of the volume-weighted average trading prices of our Common Stock on each of the ten consecutive trading days immediately preceding the applicable Interest Reset Date (the "VWAP"). The interest rate is then determined in accordance with the table below, which includes theoretical VWAP calculations:

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
As discussed in Footnote 4, Long-term Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares. We elected to pay the interest due on January 2, 2020, April 1, 2020 and July 1, 2020 in cash. We elected to pay the interest due on October 1, 2020 through a combination of cash and the issuance of PIK Interest Shares.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A "Risk Factors" of our 2019 10-K, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 2020 10-Q") and Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the "Q2 2020 10-Q") before you decide whether to invest in our Common Stock. The risks identified below and in our 2019 10-K, Q1 2020 10-Q and Q2 2020 10-Q could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2019 10-K, Q1 2020 10-Q and Q2 2020 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
The COVID-19 pandemic and related economic repercussions could have material adverse effects on our business, financial position, results of operations and cash flows.
The COVID-19 pandemic has caused massive disruption and uncertainty in domestic and global economies and particularly in the media, advertising and entertainment industries in which we operate. The extent to which the COVID-19 pandemic may ultimately impact our business is uncertain and will depend in large part on our customers, many of whom have been significantly affected by measures taken to mitigate the spread of the virus. To date, the COVID-19 pandemic and related measures have had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms, particularly in our Movies Reporting and Analytics business. These conditions have negatively impacted our operating cash flows, net loss and financial position. If the U.S. and global economies do not recover in the near term, or if recovery is delayed or limited in certain sectors due to longer term changes in consumer behavior, our customers may continue to delay their payments to us, may defer or reduce their purchases from us, or may experience bankruptcy events, any of which could have a material adverse effect on our business and financial performance. Due to our largely subscription-based business model, the effects of COVID-19 may not be fully reflected in our results of operations until future periods.
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
The COVID-19 pandemic is impacting the execution of new and renewal contracts and is creating customer payment delays and requests to modify contractual payment terms, particularly in our Movies Reporting and Analytics business. These conditions have negatively impacted our liquidity and cash flows and could have a more significant impact in future periods. As of September 30, 2020, we had cash, cash equivalents and restricted cash totaling $51.8 million, including $19.6 million in restricted cash, and we were in compliance with the covenants under the Notes and the Secured Term Note; however, in the second quarter of 2020, the holders of the Notes questioned our compliance with the minimum cash balance requirements therein. If the U.S. and global economies do not recover in the near term, or if recovery is delayed or limited in certain sectors due to longer term changes in consumer behavior, our cash flows could be further impacted, which could impact our ability to satisfy the covenants in the agreements governing our debt, including the minimum cash balance requirement in the Notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2020
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

10.1*
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
November 9, 2020