Form 10-K
period 2020-12-31
COMSCORE, INC.
filed 2021-03-10
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
Form 10-K
__________________________________________________________________
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-33520
___________________________________________________________________
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
 ___________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $157.1 million (based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date). Solely for purposes of this disclosure, shares of the registrant's common stock held by executive officers and directors and each person who owned 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 5, 2021, there were 75,787,242 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's Proxy Statement with respect to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days following the end of the registrant's fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

COMSCORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Annual Report on Form 10-K, or 10-K, including the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this 10-K, and the information incorporated by reference in this 10-K, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for business continuity, financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with financing covenants and other payment obligations; expectations regarding the issuance of Series B Convertible Preferred Stock, repayment of debt, enhanced commercial relationships and adjustment of outstanding warrants in connection therewith; expectations regarding the development and introduction of new products; effects of restructuring, remote work arrangements and other employment actions; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for stabilization, growth and future operations, as well as assumptions relating to the foregoing.
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
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected (Smart) televisions, mobile devices, tablets and computers), television ("TV"), over the top devices ("OTT"), direct to consumer applications, and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans, content and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
The information we analyze crosses geographies, types of content and activities, including websites, mobile and OTT applications ("apps"), video games, television and movie programming, electronic commerce ("e-commerce") and advertising.
We are a Delaware corporation headquartered in Reston, Virginia with principal offices located at 11950 Democracy Drive, Suite 600, Reston, VA 20190. Our telephone number is 703-438-2000.
Recent Key Developments
Strategic Investment Transactions
On January 7, 2021, we entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine"), pursuant to which, at the closing of the transactions contemplated thereby (the "Transactions"), we will issue and sell (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock, par value $0.001 per share, in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million. The proceeds of the Transactions will be used to repay the $204.0 million of senior secured convertible notes due January 16, 2022 (the "Notes") issued to certain funds affiliated with or managed by Starboard Value LP ("Starboard"). Additionally, in connection with the closing, we expect to repay the $13.0 million secured promissory note due December 31, 2021 issued by a subsidiary of the Company (the "Secured Term Note") and certain transaction-related expenses with cash from our balance sheet. Refer to Footnote 4, Debt for additional information on the Notes and the Secured Term Note. The Transactions and related matters were approved by our stockholders on March 9, 2021 and are expected to be completed on or around March 10, 2021. Repayment of the Notes and the Secured Term Note will result in termination of the affirmative and negative covenants set forth in these instruments, including the Notes covenant requiring maintenance of certain minimum cash balances (currently $40.0 million), and is expected to improve our financial position and liquidity.
COVID-19
The COVID-19 pandemic and related government mandates and restrictions continue to have a significant impact on the media, advertising and entertainment industries in which we operate. To date, the COVID-19 pandemic has had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our liquidity, net loss and cash flows and are expected to continue to have an impact in future periods. Although we cannot quantify the impact that the pandemic may have on our business in the future, we have taken actions to mitigate the near-term liquidity impact, including freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, and reducing certain travel, marketing, recruiting and other corporate activities not deemed critical to our business in the current environment.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of Tax Cuts and Jobs Act ("TCJA") limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have deferred certain payroll taxes as permitted by the CARES Act and have claimed the employee retention credit created by the CARES Act.
On December 27, 2020, Congress enacted the Consolidated Appropriations Act, 2021 ("CAA"), which contains a number of additional COVID-19 relief tax provisions and extensions of temporary tax provisions, including an extension and significant expansion of the employee retention credit created by the CARES Act.
We continue to evaluate the impact on our business operations and financial results of the CARES Act, the CAA and additional legislation and government guidance related to the COVID-19 pandemic.

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
To expand our global presence in Latin America and Europe, we acquired Certifica in 2009 and NedStat in 2010, respectively. To enhance our product offerings and expand our presence in certain markets, we acquired ARS in 2010, M.Labs, LLC in 2014, Proximic, Inc. in 2015, and Compete, Inc. in 2016. As consumer media consumption and the availability of television and video programming expanded across a myriad of consumer devices, the ability to measure this dynamic cross-platform world became more important for buyers and sellers of advertising. In response, we pioneered a cross-platform measurement solution in 2015 with the launch of Xmedia. This cross-platform measurement strategy led to our 2015 strategic alliance with WPP plc (together with its affiliates, "WPP"), one of the largest communications services businesses in the world, and our 2016 merger with Rentrak Corporation ("Rentrak"), a global media measurement and advanced consumer targeting company serving the entertainment, television, video and advertising industries. Following the Rentrak merger, we have access to millions of television and video on demand ("VOD") screens and the ability to measure box office results from movie screens across the world. We also have an opt-in Total Home Panel, which enables measurement of household devices that use a home's internet connection, whether traditional mobile and computer devices, streaming media devices, gaming consoles or Internet of Things ("IOT") devices, which may include devices such as smart speakers, thermostats, and appliances.
Our Approach to Media Measurement
Our approach to measuring media consumption addresses the ubiquitous nature of media content and the fragmentation caused by the variety of platforms and technologies used to access such content. Advertising exposure and effectiveness is another rapidly changing and fragmented area where we apply scale for validation and campaign measurement across devices, platforms and ecosystem technology providers. We believe this fragmentation presents major challenges to using legacy measurement systems that are comprised of relatively small panels of cooperating consumers or limited to specific media platforms. Our products and services are built on measurement and analytic capabilities comprised of broad-based data collection, proprietary databases, internally developed software and a computational infrastructure to measure, analyze and report on digital, television and movie activity at the level of granularity that we believe the media and advertising industries need.
Data Collection
The following collection methods illustrate our extensive data sourcing:
•We collect data from proprietary consumer panels that measure the use of computers, tablets and smartphones that access the internet. These panelists have agreed to install our passive metering software on their devices, home network or both.
•We collect data from our near-census digital network whereby content publishers implement our software code (referred to as "tagging") on their websites, in mobile applications and video players to provide us usage information.
•We license certain demographic and behavioral mobile and panel data from third-party data providers.

•We obtain television viewership information from satellite, telecommunications, connected (Smart) TV and cable operators covering millions of television and VOD screens.
•We measure gross receipts and attendance information from movie screens across the world.
•We integrate our digital and television viewership information with other third-party datasets that include consumer demographic characteristics, attitudes, lifestyles and purchase behavior.
•We integrate many of our services with ad serving platforms.
•We utilize knowledgeable in-house industry analysts that span verticals such as pharmaceuticals, media, finance, consumer packaged goods and political information to add value to our data.
•We have created an opt-in Total Home Panel, which can capture data that runs through a home's internet connection. This expands our intelligence to include such activity as game console and IOT device usage.
Data Science and Management
The ability to integrate, manage and transform massive amounts of data is core to our company. We continue to invest in technologies to enable large-scale measurement with protection of consumer privacy and attractive economics. Our systems contain multiple redundancies and advanced distributed processing technologies. We have created innovations such as:
•Our UDM methodology, which allows us to combine person-centric panel data with website server data. We believe this gives our customers greater accuracy, granularity and relevance in audience measurement.
•Our TV measurement systems, underpinned by multiple patents, which enable us to provide a consistent measurement of TV audience sizes across national, local, and addressable television to customers evaluating programming as well as customers selling and buying TV advertising.
•An ability to de-duplicate audiences across platforms, which is based on direct observations within our consumer panel and census data combined with proprietary data science. This de-duplication allows us to measure the reach and frequency of advertising and content exposure across platforms and over time.
•An ability to validate advertising delivery and detect fraud through our Invalid Traffic and Sophisticated Invalid Traffic filtration methods. These methods have been accredited by the Media Rating Council, which provides our customers with added assurances of validity and reliability.
•An ability to capture the full content of a website or app session, which allows us to measure activity beyond page views such as purchase transactions, application submissions and product configurations.
•An ability to intelligently categorize massive amounts of web and video content, which allows us to inform targeted and brand-safe advertising.
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
Our Products and Services
Our products and services help our customers measure audiences and consumer behavior across media platforms, while offering validation of advertising delivery and its effectiveness. Our customers include:
•Local and national television broadcasters and content owners;
•Network operators including cable companies, mobile operators and internet service providers;
•OTT providers and distributors of streaming video content;
•Digital content publishers and internet technology companies;
•Advertising technology companies that aggregate supply and demand side inventory for sale to end customers;
•Advertising agencies;
•Movie studios and movie theater operators;
•Financial service companies, including buy and sell-side investment firms, consumer banks and credit card issuers;
•Manufacturers and retailers of consumer products such as consumer packaged goods, pharmaceuticals, automotive and electronics; and
•Political campaigns and related organizations.

Our products and services are organized around three solution groups that address customer needs:
•Ratings and Planning products and services that provide measurement of the behavior and characteristics of audiences of content and advertising, across television and digital platforms including connected (Smart) televisions, computers, tablets, mobile devices, and other connected devices;
•Analytics and Optimization products and services including custom solutions, activation, lift and survey-based products, that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection; and
•Movies Reporting and Analytics products and services that measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide.
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
Ratings and Planning products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, non-linear, online or on-demand. These products and services include:
•Media Metrix Multi-Platform and Mobile Metrix, which measure websites and apps on computers, smartphones and tablets across dozens of countries, are leading currencies for online media planning and enable customers to analyze audience size, reach, engagement, demographics and other characteristics. Publishers use Media Metrix Multi-Platform and Mobile Metrix to demonstrate the value of their audiences and understand market dynamics, and advertisers and their agencies use Media Metrix Multi-Platform and Mobile Metrix to plan and execute effective marketing and content campaigns. These products also provide competitive intelligence such as cross-site visiting patterns, traffic source/loss reporting and local market trends.
•Video Metrix Multi-Platform, which delivers unduplicated measurement of digital video consumption across computer, smartphone, tablet and OTT devices and provides TV-comparable reach and engagement metrics, as well as audience demographics.
•Plan Metrix, which provides an understanding of consumer lifestyle, buying and other consumption habits, online and offline, by integrating attitudes and interests with online behavior and provides customers with insight into patterns and trends needed to develop and execute advertising and marketing campaigns.
•TV Essentials ("TVE"), which combines TV viewing information with marketing segmentation and consumer databases for enhanced audience intelligence. TVE data is also used in analytical applications to help customers better understand the performance of network advertising campaigns.
•StationView Essentials ("SVE"), which allows customers to better understand consumer viewing patterns and characteristics across local TV stations and cable channels in their market(s) to promote viewership of a particular station and negotiate inventory pricing based on the size, value and relevance of the audience.
•Cross-Platform Suite, including Xmedia, Local Cross-Platform and National Cross Platform (formerly known as Extended TV), which provides the integration of person-level linear TV viewership with digital audience data and enables the creation of cross-platform media plans based on an analysis of de-duplicated reach, engagement and audience overlap across TV and digital platforms using a self-service tool. Customers can simulate cross-platform media planning and share scenarios, understand incremental reach and frequency that digital provides compared to that of linear TV media buys, and simulate various media-mix scenarios to better understand the optimal mix.
•OnDemand Essentials, which provides multichannel video programming distributors and content providers with transactional tracking and reporting based on millions of television screens, enabling our customers to plan advertising campaigns that more precisely target consumers watching on-demand video content.
•Comscore Campaign Ratings ("CCR"), which expands upon validated Campaign Essentials ("vCE") verification of mobile and desktop video campaigns with the addition of video advertising delivered via OTT and TV and provides unduplicated reporting that enables ad buyers and sellers to negotiate and evaluate campaigns across media platforms.
•vCE, which validates whether digital ad impressions are visible to humans, identifies those that are fraudulent (e.g., delivered to automated bots or requested by malware), and verifies that ads are shown in brand safe content and delivered to the right audience targets. Advertisers and their agencies use vCE as the basis for negotiating and evaluating campaign performance against their contracts with, and payments to, digital publishers for ad campaigns.
•Total Home Panel Suite, including OTT Intelligence and Connected Home, which capture OTT, connected TV ("CTV"), and IOT device usage and content consumption. Comscore Connected Home enables users to better understand consumer engagement with technology and media by measuring behavior across network and router-connected devices in the home. Comscore OTT Intelligence provides clients with critical insight into consumer OTT streaming activity on TV-connected devices, including smart TVs, streaming sticks and boxes, and gaming consoles.

Analytics and Optimization products and services provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection. These products are primarily a part of customized data services. These products and services include:
•Comscore Marketing Solutions, which provide analytics that integrate online visitation and advertising data, TV viewing, purchase transactions, attitudinal research and other information assets. These custom deliverables are designed to meet client needs in specific industries such as automotive, financial services, media, retail, travel, telecommunications and technology. Applications include path-to-purchase analyses, competitive benchmarking, and market segmentation studies.
•Lift Models, which measure the impact of advertising on a brand across multiple behavioral and attitudinal dimensions such as brand awareness, purchase intent, online visitation, online and offline purchase behavior and retail store visitation, enabling customers to fine tune campaign strategy and execution.
•Survey Analytics, which measure various types of consumer insights including brand health metrics.
•Activation Solutions, including Audience Activation and Content Activation. Comscore Audience Activation offers targeting with demographics and cross-screen behaviors for digital, mobile and CTV campaigns. Comscore Content Activation provides a robust set of pre-bid inventory filters to help marketers and media companies achieve brand-safe, relevant campaign delivery across desktop, mobile, podcasts, and CTV.
•Branded Content Analytics, which measure the impact and value of brand integrations into content such as TV programs.
Movies Reporting and Analytics products and services measure movie viewership and box office results by capturing movie ticket sales in real time or near real time and include box office analytics, trend analysis and insights for movie studios and movie theater operators worldwide. These products and services include:
•Box Office Essentials and International Box Office Essentials, which provide detailed measurement of domestic and international theatrical gross receipts and attendance, with movie-specific information across the globe.
•PostTrak, which is an exit polling service that reports audience demographics and the aspects of each title that trigger interest and attendance.
•Swift, which is an electronic box office reporting system that facilitates the flow of reconciled theater-level ticket transactions.
•Hollywood Software Suite, including Comscore Theatrical Distribution System ("TDS"), Comscore Exhibitor Management System ("EMS"), Comscore Enterprise Web, and Cinema Auditorium Control Engine ("ACE"). Comscore TDS is an advanced software to help manage theatrical distribution worldwide. Comscore EMS provides a virtual staff of booking assistants and accountants working to consolidate point-of-sale data. Comscore Enterprise Web gives circuit managers an over-the-shoulder look at operations inside their theaters. Cinema ACE is a theater management system that drives productivity and efficiency across digital cinema operations.
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
Examples of our research and development initiatives include:
•Enhancing our recruiting methods and software applications;
•Developing new technologies to manage, stage and deliver cross-platform data and analytics through traditional web-based user interfaces and via integration with customer systems;
•Designing new approaches to measurement challenges such as lift measurement, campaign measurement, and other areas that become more difficult as consumers increase their level of control over data pertaining to their activities;
•Creating new methodologies to measure person-level TV and digital consumption at scale and across platforms; and
•Continuing to develop expertise in combining our data assets with those of partner companies, which allows us to enhance existing services and create new audience rating products and insight into audience behavior.
New Product Investments and Releases
Cookieless - Engineering Products in a Privacy Centric World
Our digital measurement is centered upon using first party panel data combined with additional information captured through census measurement and data partnerships. Historically, we have used cookies and mobile advertising IDs to provide additional context and scale to our digital audience measurement solutions, as well as to assist in more targeted measurement and reportability. The development of new opt-in permissions and enhanced focus on consent-based measurement provide the benefit of limiting the transfer of consumer personal information, but also mean changes to data collection and measurement processes.

We are adopting new methodologies to lead this transition to a more privacy-centric world. A key component is leveraging our capabilities in panels, which we believe give us a competitive advantage in digital and cross-platform management. In parallel, our work with existing and new partners to collaborate and test emerging solutions is intended to expand the reach of our census-level integrations. We are creating measurement innovations designed to produce stronger products engineered for privacy.
We are also engaged in industry initiatives that focus on the viability and success of the "free web," which is driven by advertising investment. One of these initiatives, championed by Google and Facebook, is a proposal from the World Federation of Advertisers ("WFA"). We are actively involved in WFA working sessions and are proposing a real-world test implementation to begin in the first half of 2021. Moreover, to counter the possibility of commoditization of digital measurement, we are developing two additional paths that are incremental to the WFA approach. One of these is to offer "WFA Plus" solutions, with enhanced features beyond the basic WFA methodology. The other is to offer an alternative, non-WFA measurement for those publishers who decline to participate in the WFA framework. We expect this alternative approach to be interoperable with WFA-based measurements.
Comscore Markets
In 2020, we developed and deployed our own market definitions (known as Comscore Markets) into our television, digital, and cross platform products. During this time, we worked with agencies, local stations, and third-party processors so that Comscore Markets would be supported in existing media transactional systems. We expect these market definitions to provide the flexibility needed for rapid innovation.
Comcast Integration
Also in 2020, we announced an agreement with Comcast to include de-identified Comcast set-top box data in our syndicated TV products. We completed the integration of the Comcast data into our TVE and SVE products in December 2020, and local and national clients will begin to receive TVE and SVE data that includes Comcast contributions beginning with broadcasts in January 2021.
Google Ads Data Hub
Throughout 2020, we partnered with Google to build the next generation of YouTube measurement without third-party pixels. In August, we announced the completion of our integration with Google's Ads Data Hub, or ADH. We were the first company to complete integration for Reach in ADH. During the remainder of 2020, we enhanced our ad-measurement services to include ADH, ensuring measurement continuity while enhancing reporting to include YouTube mobile applications utilizing our cross-platform panels.
Mobile Video into MMX MP
As part of our ongoing effort to provide solutions that measure digital audiences across all platforms, we introduced data enhancements to our Media Metrix Multi-Platform product in late 2020 that added video measurement from mobile smartphone and tablet devices. This product now provides digital reach and engagement that is de-duplicated across content consumption methods for desktop and mobile devices, giving clients a better understanding of how their digital properties perform.
Quick Score
Also in 2020, we introduced Comscore Quick Score, a television ratings report that provides viewership insights to local media within 48 hours of broadcast for faster, more efficient ad sales, programming and promotional decisions. Quick Score builds on the same data collection and processing backbone that powers TVE and SVE, while adding new algorithms and forecasting methods to generate estimates based on partial data. The footprint of the data informing Quick Score spans millions of TV households.
LiveRamp Data Plus Math Integration
In October 2020, we partnered with LiveRamp to launch the next generation of outcome-based measurement with the latest version of LiveRamp's Data Plus Math powered by Comscore. The expanded partnership and offering are designed to help advertisers, TV networks and multichannel video programming distributors ("MVPDs") maximize outcomes for advertising campaigns by allowing marketers to measure TV's impact on business outcomes at scale, across screens, and across formats. The enhanced Data Plus Math solution leverages our comprehensive cross-platform ad exposure information from both set-top boxes and automatic content recognition enabled TVs.
Content Activation for Livestreaming Video
In 2020, we launched a CTV and video contextual targeting solution to help empower advertisers to target relevant and brand-safe CTV and video content programmatically. This enhancement marks the next evolution in our Activation suite, which is designed to help advertisers reach specific demographics, and behavioral TV and OTT audiences in brand-safe, relevant contexts across desktop, mobile, and CTV.
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
Patents
Our patents extend across our data capture and processing techniques and include the following:
•Data Collection - metering such as biometrics and audio fingerprinting, tagging such as video viewability, browser optimization, IP obfuscation and TV-off measurement methodology.
•Data Processing - traffic and content categorization, demographic attribution, ad effectiveness measurement, data overlap and fusion, invalid traffic detection, data weighting, projection and processing of return path data.
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
Licenses
We license data from third-party providers across the media platforms that we measure. Our licenses include agreements with satellite, telecommunications and cable operators covering television and VOD viewership data, third-party scheduling datasets and data matching partners, and agreements with providers of demographic and behavioral mobile and panel data. See "Our Approach to Media Measurement" above for a discussion of our data sourcing.
Competition
The market for audience and advertising measurement products is highly competitive and is evolving rapidly. We compete primarily with other providers of media intelligence and related analytical products and services. We also compete with providers of marketing services and solutions, with full-service survey providers and with internal solutions developed by customers and potential customers. Our principal competitors include:
•Full-service market research firms, including Nielsen, Ipsos and GfK;
•Companies that provide audience ratings for TV, radio and other media that have extended or may extend their current services, particularly in certain international markets, to the measurement of digital media, including Nielsen Audio (formerly Arbitron) and Xperi Corporation;
•Online advertising companies that provide measurement of online ad effectiveness and ad delivery used for billing purposes, including Nielsen, Google and Facebook;
•Companies that provide digital advertising technology point solutions, including DoubleVerify, Integral Ad Science, Moat (owned by Oracle), and WhiteOps;
•Companies that provide audience measurement and competitive intelligence across digital platforms, including Nielsen, SimilarWeb, and App Annie;
•Analytical services companies that provide customers with detailed information about behavior on their own websites, including Adobe Analytics, IBM Digital Analytics and WebTrends Inc.;
•Companies that report Smart TV data such as Vizio, Alphonso, Samsung, and Samba TV; and
•Companies that provide consumers with TV and digital services such as AT&T and Comcast.
We compete based on the following principal factors:
•The ability to provide accurate measurement of digital audiences across multiple digital platforms;

•The ability to provide TV audience measurement based on near-census data that increases accuracy and reduces variability;
•The ability to provide de-duplicated audience measurement across platforms;
•The ability to provide actual, accurate and reliable data regarding audience behavior and activity in a timely manner, including the ability to maintain large and statistically representative panels;
•The ability to provide reliable and objective third-party data that, as needed, is able to receive industry-accepted accreditation;
•The ability to adapt product offerings to emerging digital media technologies and standards;
•The breadth and depth of products and their flexibility and ease of use;
•The availability of data across various industry verticals and geographic areas and expertise across these verticals and in these geographic areas; and
•The ability to offer products that meet the changing needs of customers, particularly in the evolving privacy environment.
We believe we compete favorably on these factors and that our vision and investments in the future of media measurement across platforms will deliver products and services that our customers will continue to trust and value.
Government Regulation and Privacy
U.S. and international data security and privacy laws apply to our various businesses. We have programs in place to detect, contain and respond to data security incidents; however, increasing technology risks or unauthorized users who successfully breach our network security could misappropriate or misuse our proprietary information or cause interruptions in our services. Many countries have data protection laws with different requirements than those in the U.S., and many states in the U.S. have or are developing their own data protection and privacy requirements. This may result in inconsistent requirements and differing interpretations across jurisdictions. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Laws such as the California Consumer Privacy Act ("CCPA"), Brazil's General Data Protection Law ("LGPD"), the General Data Protection Regulation ("GDPR") in Europe and industry self-regulatory codes have been enacted, and more are being considered that will affect our ability (and our customers' ability) to reach current and prospective customers, to respond to individual customer requests under the laws, and to implement our business models effectively. The GDPR took effect in May 2018 and includes requirements regarding the collection and handling of individuals' personal data. The CCPA went into effect in January 2020, and the LGPD went into effect in September 2020. In addition, regulators in the European Union and elsewhere are increasingly focused on consent and the collection of data using tracking technologies, including recent guidance from the U.K.'s Information Commissioner's Office and other data protection agencies. Failure to meet the applicable GDPR, CCPA or LGPD requirements, or failure to comply with privacy, data collection or consent requirements in other jurisdictions, could result in substantial penalties.
We also monitor actions by the Federal Communications Commission and the Federal Trade Commission, including regulatory developments affecting Internet Service Providers and other industry participants.
Human Capital Management
Our management of human capital is essential to the success of our company, and our management team is actively engaged in developing a strong, engaged team to execute on our business plans.
As of February 28, 2021, we had approximately 1,340 employees and 140 contingent providers/contractors. Our employee population, which is comprised 93% of full-time employees and 7% of part-time employees, is dispersed across the globe, as outlined below as of December 31, 2020.

Percent of Employees
North America	66%
Europe	13%
Asia-Pacific Rim	13%
Latin America	8%
The following table outlines the percentage of employees in different functional areas as of December 31, 2020:

Percent of Employees
Product and Technology	52%
Sales and Service	23%
Movies	15%
General and Administrative	10%

Employee Engagement & Retention
The development, attraction and retention of talent is critical to the success of our business. We focus on building employee engagement; developing a positive culture of trust, transparency, learning, and involvement; and competitive pay and benefits structures to attract and retain employees and protect the intellectual capital that we have built. We regularly review our employee turnover and satisfaction rates, and develop strategies and tactics to improve employee engagement and retention. On average, employee tenure is over six years, and more than 20% of our employees have been employed by our company for more than ten years.
We seek to attract and retain the best talent from a diverse group of sources around the world, in order to meet our current and future staffing needs. In addition to a robust employee referral practice and independent outreach, we have developed relationships with universities, professional associations, and industry alliances to further increase our outreach and talent pool. Our company conducted limited hiring in North America and Europe in 2020, but initiated a plan to increase staffing in our Pune, India and Santiago, Chile locations in order to meet staffing needs in a cost-effective manner.
Where feasible within the countries in which we operate, we provide a competitive and varied portfolio of healthcare, wellness, financial, and other benefit offerings to suit the diverse needs and lifestyles of our employees. Within the United States, 88% of our employee population was enrolled in one of our healthcare plans as of December 31, 2020.
We provide virtual, on-demand learning opportunities to all employees, and we also develop and deliver custom learning programs to meet specific business needs and employee interests. In 2020, approximately 64% of our employees participated in learning activities through the on-demand portal.
We believe we have strong labor practices and employee-friendly policies that enable a culture of trust, collaboration, and compliance. Our employment standards begin and end with respect for the dignity and worth of each person. Employees have multiple avenues through which to express opinions, ideas, and concerns, which enables an open culture of communication and inclusion; our policies require that complaints are investigated and any findings are addressed. Our employees are not represented by labor unions outside of those few countries where union representation is a customary practice of doing business. The Company operates a Compliance Management System, a key component of which is mandatory training for all employees in areas including workplace harassment and our code of business conduct.
Work Environment
We believe we have created a work environment, whether in person or virtually, that represents our commitment to safety and wellness. This was exemplified at the onset of the COVID-19 pandemic, when we acted quickly and conservatively to ensure that employees could work effectively from their homes and protect their own health and that of their households. Over the course of the pandemic, we provided both system and technology capability as well as personal support, including wellness activities and resources, virtual social activities, support for working parents, and locational flexibility. Supporting the person, not just the "worker," allowed us to pivot quickly and maintain business operations without endangering employees or customers. We had no safety incidents or incidents of work-related COVID-19 infections reported in 2020.
Diversity and Inclusion
We strive to build and develop a workforce that reflects diversity, equity, and inclusion at all levels of the organization. As of December 31, 2020, approximately 40% of our global workforce was female and approximately 36% of our executive leaders were female. Within the United States, approximately 36% of our employees identified as a person of color or as other than white. Our view is that our culture of involvement and appreciation of others enables us to more fully develop and leverage the strengths of our workforce to meet our business objectives. We place a high value on inclusion and employee-led opportunities across the Company, including the Employee Resource Groups ("ERGs") which are sponsored by senior leadership but are developed and maintained by diverse groups of employees who share or champion common interests, representations, or causes. We currently have ERGs in support of LGBTQ+ persons, people of color, women, young professionals, and remote workers. We have amplified our conversation and actions relating specifically to inclusion and diversity in the last year, taking a more active executive stance and implementing learning and development initiatives, additional ERGs, virtual employee gatherings and activities, and talent acquisition opportunities.
Locations and Geographic Areas
We are located around the globe with employees in 20 countries. Our primary geographic market is the United States, followed by Europe, Latin America, Canada and Asia. For information with respect to sales by geographic markets, refer to Footnote 3, Revenue Recognition, of the Notes to Consolidated Financial Statements.
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
Gregory Fink has served as our Chief Financial Officer and Treasurer since October 2017 and previously served as our Executive Vice President, Finance since joining the Company earlier in October 2017. Prior to joining the Company, Mr. Fink was the Senior Vice President, Controller and Chief Accounting Officer at Fannie Mae, a government-sponsored enterprise in the mortgage industry, since 2011. He has more than 30 years of experience in accounting, financial reporting, business analytics, budgeting, internal controls and talent development. Mr. Fink holds a B.S. in Business Administration with an accounting emphasis from San Diego State University and is a Certified Public Accountant.
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
Non-Executive Directors
Brent Rosenthal has served as Chairman of the Board since April 2018 and as a director since January 2016. Mr. Rosenthal is the Founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and microcap equities in the technology, media, telecom (TMT) and food industries. Mr. Rosenthal has been the Lead Independent Director/Non-Executive Chairman of the board of directors of RiceBran Technologies, a food company, since July 2016 and served as an advisor to the board of directors and executive management of FLYHT Aerospace from December 2019 to June 2020 and as a member of the FLYHT Aerospace board of directors since June 2020. He also served on the board of directors of SITO Mobile, Ltd., a mobile location-based media platform, from August 2016 to July 2018, and as Non-Executive Chairman of its board of directors from June 2017 to July 2018. Previously, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served as the Non-Executive Chairman of Rentrak Corporation from 2011 to 2016. He was Special Advisor to the board of directors of Park City Group from November 2015 to February 2018. Mr. Rosenthal earned his B.S. from Lehigh University and M.B.A. from the S.C. Johnson Graduate School of Management at Cornell University. He is an inactive Certified Public Accountant. Mr. Rosenthal brings to our Board financial expertise and experience in the media and information industries.
Irwin Gotlieb has served as a director since April 2019. Mr. Gotlieb was a senior advisor to WPP plc, a multinational advertising and public relations company, from April 2018 through December 2020. He was formerly the global Chief Executive Officer and Chairman of GroupM, a global media investment group, from its formation in early 2003 to 2012 and Chairman of GroupM until April 2018. Mr. Gotlieb served on the board of directors of Invidi, a media solutions company, from October 2007 to June 2020, and on the advisory board of Harland Clarke, a payment solutions company, from January 2014 to December 2018. Mr. Gotlieb brings over 40 years of industry experience to the Board and is the first media agency executive inducted into both the American Advertising Federation Hall of Fame and the Broadcasting & Cable Hall of Fame.
Jacques Kerrest has served as a director since June 2017. Mr. Kerrest served as Executive Vice President and CFO of Intelsat S.A., a communications satellite services provider, from February 2016 to June 2019. Prior to his appointment at Intelsat, he held executive-level roles at numerous leading technology and communications companies, including ActivIdentity Corporation, Virgin Media Inc., Harte-Hanks Corporation and Chancellor Broadcasting Company. Previously, Mr. Kerrest served on the boards of directors of several public companies. Mr. Kerrest received his Master of Science Degree from Faculté des Sciences Économiques in Paris, France, and an M.B.A. from Institut D'Etudes Politiques De Paris in Paris, France as well as the Thunderbird School of Global Management in Glendale, Arizona. Mr. Kerrest's deep financial expertise and background enable him to bring valuable perspective to our Board.
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
An investment in our Common Stock involves a substantial risk of loss. You should carefully consider the following risk factors, together with all of the other information included in this 10-K, before you decide whether to invest in shares of our Common Stock. The risks identified below could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully below and include, but are not limited to:
Risks Related to the Convertible Preferred Stock Investment Transactions
•Our pending strategic investment transactions may not be consummated, which could materially impact our financial condition, growth prospects and stock price.
•Litigation relating to the transactions could prevent or delay the transactions closing or result in damages.
•We have incurred, and will incur, significant costs in connection with the transactions.
•Our new investors will have significant influence over the Company, and their interests may conflict with other stockholders.
•We may not realize the anticipated benefits of the transactions.
•If consummated, the transactions will cause dilution to our current stockholders, which may negatively affect the market price of our Common Stock.
•The market value of our Common Stock could decline if the new investors sell their Convertible Preferred Stock or Common Stock, or if our current stockholders sell large amounts of Common Stock following the transactions.
Risks Related to Our Business and Our Technologies
•The COVID-19 pandemic could have material adverse effects on our business.
•The market for our products is highly competitive, and our revenues could decline if we cannot compete effectively or if the market for cross-platform products does not develop as we expect.
•If we are unable to provide complete analytics, our ability to maintain and grow our business may be harmed.
•We depend on third parties for data and hosting/delivery services that are critical to our business.
•If we fail to respond to technological developments or evolving industry standards, our products may become obsolete or less competitive.
•Our business may be harmed if we deliver inaccurate information products, change our methodologies or the scope of information we collect, or are unable to maintain sufficient panels.
•We derive a significant portion of our revenues from subscription-based products, and our customers could terminate or fail to renew their subscriptions.
•Our financial results may suffer if we are unable to retain or add large customers or if we cannot persuade customers to substitute our products for incumbent providers.
•Our acquisitions or partnerships with other companies may not be successful and may divert our management's attention.
•System failures, security breaches, delays in system operations, or failure to pass customer/partner security reviews may harm our business.
•We rely heavily on our management team and may need additional personnel to operate and grow our business.
Risks Related to Our Results of Operations
•We may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.
•We may not generate sufficient cash to service our debt, dividend obligations, lease facilities and trade payables.
•We may incur an impairment of goodwill or other intangible assets.
•Changes in the fair value of our financing derivatives or warrants could adversely affect our financial condition and results.
•We may encounter difficulties managing our costs, may continue to incur net losses, and may not achieve profitability.
•Our net operating loss carryforwards may expire unutilized or underutilized.

•We have limited experience with respect to our pricing model for our new offerings.
Risks Related to Legal and Regulatory Compliance, Litigation and Tax Matters
•Concern over privacy violations and data breaches could harm our business.
•Domestic or foreign laws may limit our ability to collect and incorporate media usage information in our products.
•Third parties could assert that we are infringing their intellectual property rights, or we could be unable to protect and enforce our own intellectual property rights.
•We may be named in litigation or regulatory proceedings.
•There could be adverse developments in tax laws or disagreements with our tax positions in the jurisdictions where we operate.
Risks Related to International Operations
•Our business could become increasingly susceptible to risks associated with international operations, including those detailed below.
•Export controls and sanctions laws could impair our ability to compete in international markets and subject us to liability.
•Changes in foreign currencies could have a significant effect on our operating results.
•Brexit could adversely affect our business.
Risks Related to Our Capital Structure and Financings
•Our financing covenants could restrict our operating flexibility.
•We may need additional capital, which may not be available on acceptable terms or at all.
•The issuance of shares of Common Stock upon conversion or payment of interest on our Notes and the exercise of warrants could substantially dilute your investment.
•Our financing arrangements could impede our ability to enter into corporate transactions or obtain additional financing.
•We may be obligated to redeem our Notes at a premium upon the occurrence of an event of default or change of control.
General Risks Related to Ownership of Our Common Stock
•Securities that we may become obligated to issue under existing or future agreements may cause immediate and substantial dilution to our current stockholders.
•Provisions in our governing documents and under Delaware law might discourage, delay or prevent a change of control or changes in our management.
Risks Related to the Convertible Preferred Stock Investment Transactions
The pending strategic investment Transactions may not be consummated, and failure to complete the Transactions could materially impact our financial condition, growth prospects and stock price.
As described in Item 1, Business, on January 7, 2021, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the "Securities Purchase Agreements") with each of Charter, Qurate and Pine (collectively, the "Investors") pursuant to which, at the closing of the Transactions contemplated thereby, we will issue and sell to each Investor shares of Series B Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"). Proceeds from the Transactions will be used to repay our outstanding senior secured convertible notes (the "Notes"). In connection with the Transactions, we will also enter into a long-term data license with Charter, which we believe could significantly enhance our ability to execute on our strategic plans and growth initiatives.
Consummation of the Transactions is subject to certain closing conditions. We can provide no assurance that all closing conditions will be satisfied or waived (where permissible) or that the Transactions will be consummated timely or at all. If the Transactions are not consummated, our ongoing business and financial results may be materially adversely affected and we will be subject to a number of risks, including the following:
•we may be unable to meet our debt maintenance or repayment obligations, including pursuant to the Notes, which mature on January 16, 2022, and our Secured Term Note, which matures on December 31, 2021;
•we may lose the anticipated commercial benefits of the Transactions, including the long-term data license with Charter and other relationships and expertise of the Investors, which could negatively impact our financial results, growth prospects and strategic plans; and
•we may be required to pay termination fees as required under the Securities Purchase Agreements.
In addition, if the Transactions are not completed, we may experience negative reactions from the financial markets and from our existing stockholders, customers, partners, employees, vendors and creditors. We may be unable to find a comparable alternative transaction that would allow us to meet our debt and other obligations as they come due, which could have important consequences, including potentially forcing us into bankruptcy or liquidation. These risks may materialize and may adversely affect our business, financial position, results of operations and cash flows, as well as the price of our common stock, par value $0.001 per share (the "Common Stock").
Litigation relating to the Transactions may be filed that could prevent or delay the Transactions closing and/or result in the payment of damages following the closing.
In connection with the Transactions, it is possible that stockholders or other parties may file putative class action or other lawsuits against us or the Investors. Among other remedies, these parties could seek damages and/or to enjoin the Transactions. The outcome of any litigation is uncertain, and any such potential lawsuits could prevent or delay the closing of the Transactions and/or result in substantial costs to the Company. Any such actions may create uncertainty relating to the Transactions and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Transactions are completed may adversely affect our business, financial condition, results of operations and cash flows.
The Securities Purchase Agreements limit our ability to pursue alternatives to the Transactions.
The Securities Purchase Agreements contain provisions that make it more difficult for us to pursue or enter into alternative transactions. The Securities Purchase Agreements contain certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly facilitate or encourage any inquiries or the making of any proposal that would reasonably be expected to lead to an acquisition proposal prior to the termination of the Securities Purchase Agreements or the closing, whichever occurs earlier. Moreover, we may be required to pay a termination fee of $1.8 million to each Investor (for an aggregate of $5.4 million to all Investors) if the Securities Purchase Agreements are validly terminated under certain circumstances. The payment of termination fees could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter a third party from making a competing proposal.
We have incurred, and will incur, significant costs in connection with the Transactions.
We have incurred, and will incur, substantial expenses in connection with and as a result of the Transactions, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, as well as expenses related to our special meeting of stockholders held on March 9, 2021 and closing of the Transactions. A portion of the costs related to the Transactions will be incurred regardless of whether the Transactions are completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Some of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by the Company and could adversely affect our financial condition and results of operations prior to and following the Transactions.
The Investors will have significance influence over the Company and may prevent other stockholders from influencing significant corporate decisions following completion of the Transactions, and the Investors' interests may conflict with those of our other stockholders.
Following the closing, the Convertible Preferred Stock will initially be convertible into an aggregate of 82,527,609 shares of our Common Stock (subject to adjustment). On an as-converted basis, we expect this to collectively represent approximately 50.6% of our issued and outstanding Common Stock immediately following the closing (equating to approximately 16.9% per Investor) based on the number of shares of Common Stock currently projected to be outstanding immediately following closing. As a result, the Investors are expected to represent the largest stockholders of the Company. This concentration of ownership, together with the voting rights, director designation rights and consent rights described below, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our Common Stock.
Upon closing, each Investor is expected to hold 16.66% of the outstanding voting power of the Company on an as-converted basis. In addition, under the Stockholders Agreement that will be entered into in connection with closing, each Investor will have the right to designate two directors to serve on our board of directors until the earlier of such time as the Investor (a) beneficially owns less than 50% of the shares of Convertible Preferred Stock held by such Investor as of the date of the closing (the "Initial Preferred Stock Ownership") as a result of the Investor's transfer of such shares to any of the other Investors or (b) beneficially owns voting stock representing less than 10% of the outstanding shares of Common Stock (on an as-converted basis), after which the Investor's designation rights will be reduced to one designee until such time as the Investor beneficially owns Voting Stock representing less than 5% of the outstanding shares of Common Stock (on an as-converted basis). Additionally, under certain circumstances, an Investor may gain additional board designation rights and in some instances, we may even be obligated to increase the size of our board to enable an Investor to designate one additional director nominee.
Pursuant to the Stockholders Agreement, each Investor will have consent rights over certain significant matters of our business. These include, but are not limited to, decisions: (a) to amend our organizational documents; (b) to create, increase, reclassify, issue or sell any additional Convertible Preferred Stock; (c) to consummate a change of control transaction; (d) to create or issue indebtedness that would cause us to exceed a specified leverage ratio; (e) to increase or decrease the number of directors on our board of directors or certain committees thereof; (f) to change the nature of our business in any material respect; (g) to make certain changes to our management; (h) to declare cash dividends or distributions; (i) to enter into certain related-party transactions; and (j) to adopt certain shareholder rights plans. As a result, each Investor will be able to influence fundamental corporate matters and transactions. The interests of the Investors may not always coincide with our interests or the interests of our other stockholders, and these consent rights may delay, deter or prevent acts that would be favored by our other stockholders. Also, the Investors may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
We may not be able to realize the anticipated benefits of the Transactions, and we will be subject to business uncertainties that could adversely affect our business.
The anticipated benefits of the Transactions, including expected commercial benefits from the data license with Charter and other relationships and expertise from the Investors, may not be realized fully or at all, or may take longer to realize than we currently expect. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than we anticipate. If we are not able to achieve these objectives and realize the anticipated benefits from the Transactions within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.
Parties with whom we do business may experience uncertainty associated with the Transactions. Our business relationships may be subject to disruption as customers, partners, vendors, landlords and other parties with whom we do business may attempt to delay or defer entering into new business relationships with us, negotiate changes in existing business relationships, terminate their contracts with us, or consider entering into business relationships with our competitors following the Transactions. Some customers or partners may feel that we are too closely aligned with one of their competitors as an Investor, and as a result, may seek to reduce or terminate their relationships with us. The occurrence of any of these events could have an adverse effect on our operating results, particularly during the period immediately following the closing.
Uncertainty about the effect of the Transactions could also have an adverse effect on our employee relations. This uncertainty may impair our ability to attract, retain and motivate key personnel until the Transactions are consummated and for a period of time thereafter. Any loss of key personnel, including members of our senior management team, could have an adverse effect on our operations and financial results.
The Transaction, if consummated, will cause dilution to our current stockholders, which may negatively affect the market price of our Common Stock.
Upon the closing, we will issue Convertible Preferred Stock, which will initially be convertible into an aggregate of 82,527,609 shares of our Common Stock (subject to adjustment). On an as-converted basis, we expect this to represent approximately 50.6% of our issued and outstanding Common Stock immediately following closing. In addition, we expect to issue shares of Common Stock to the holders of our Notes upon exercise of their conversion rights and in payment of accrued interest at closing. As a result, our current stockholders will experience substantial dilution of any earnings per share we may have in the future, as well as of ownership percentage and voting rights. This could have the effect of depressing the market price of our Common Stock. Further, we expect to adjust the exercise price of our outstanding Series A Warrants in connection with the Transactions (pursuant to an antidilution provision in the warrants), which may increase the likelihood of an exercise of the warrants.
The market value of our Common Stock could decline if the Investors sell their Convertible Preferred Stock or Common Stock after certain transfer restrictions expire or if our current stockholders sell large amounts of Common Stock following the Transactions.
Pursuant to the Stockholders Agreement, for one year following the closing, subject to certain exceptions, each Investor will be prohibited from selling any shares of Convertible Preferred Stock held by such Investor, including any shares of Common Stock issued or issuable upon conversion of the Convertible Preferred Stock. Thereafter, until the second anniversary of the closing, and subject to certain exceptions, each Investor will agree not to sell more than 50% of such Investor's Initial Preferred Stock Ownership, including any shares of Common Stock issued or issuable upon conversion of such Convertible Preferred Stock. Pursuant to the Registration Rights Agreement that will be entered into in connection with closing, we will agree to register the resale of the shares of Convertible Preferred Stock and the shares of Common Stock underlying the Convertible Preferred Stock with the SEC, which means that such shares would become eligible for resale in the public markets following the expiration of any applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our Common Stock. Furthermore, our current stockholders may decide to reduce their investment in us due to the changes to our investment profile as a result of the Transactions, and may sell large amounts of Common Stock leading up to or following the Transactions. Such sales of our Common Stock could have the effect of depressing the market price for our Common Stock.
Risks Related to Our Business and Our Technologies
The COVID-19 pandemic and related economic repercussions could have material adverse effects on our business, financial position, results of operations and cash flows.
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
•challenges in complying with our existing debt obligations or expected dividend requirements;
•unfavorable capital and credit market conditions, which could impact our ability to obtain future financing;
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
We cannot predict the duration or magnitude of the COVID-19 pandemic or its effects on our business or financial performance in the future; nor can we guarantee that any measures we take to mitigate the impact will be successful. To the extent COVID-19 continues to adversely affect our business, financial condition, results of operation or cash flows, it may also have the effect of heightening many of the other risks described below.
The COVID-19 pandemic and related economic repercussions have impacted our cash flows, which could impact our ability to comply with the restrictive covenants in the agreements governing our debt or, after the Transactions, our ability to make required dividend payments.
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
Following the Transactions, the holders of Convertible Preferred Stock will be entitled to a cumulative cash dividend at a rate of 7.5% per year, paid annually in arrears. If we fail to declare and pay a full annual dividend on any dividend payment date, then any dividends otherwise payable on that date will continue to accrue and cumulate at a rate of 9.5% per year until the failure is cured. Moreover, if we breach any of the consent rights set forth in the Stockholders Agreement (as described above), the dividend rate will increase to 9.5% until the breach is cured.
The COVID-19 pandemic is impacting the execution of new and renewal contracts and is creating customer payment delays and requests to modify contractual payment terms, particularly in our Movies Reporting and Analytics business. These conditions have negatively impacted our liquidity and cash flows and could have a more significant impact in future periods. As of December 31, 2020, we had cash, cash equivalents and restricted cash totaling $50.7 million, including $19.6 million in restricted cash, and we were in compliance with the covenants under the Notes and our Secured Term Note; however, in the second quarter of 2020, the holders of the Notes questioned our compliance with the minimum cash balance requirements therein. If the U.S. and global economies do not recover in the near term, or if recovery is delayed or limited in certain sectors due to longer term changes in consumer behavior, our cash flows could be further impacted, which could impact our ability to satisfy the covenants in the agreements governing our debt, including the minimum cash balance requirement in the Notes, or to pay required dividends following the closing of the Transactions.

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
The market for cross-platform products is still developing, and it is uncertain whether these products will achieve or maintain high levels of demand and increased market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of such products and to continue use of such products on a long-term basis. Factors that may affect market acceptance include:
•the reliability of cross-platform products;
•decisions of our customers and potential customers to develop cross-platform solutions internally rather than purchasing such products from third-party suppliers like us;
•decisions by industry associations in the U.S. or in other countries that result in association-directed awards of measurement contracts to one or a limited number of competitive vendors;
•the rate of growth in e-commerce and mobile commerce, cross-platform focused advertising and continued growth in television and digital media consumption; and
•public and regulatory concern regarding privacy and data security.
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
As the media and advertising industries increasingly evaluate advertising campaigns across various forms of media, such as television, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and in demand. If we are unable to gain or maintain access to information measuring a media component or type, or if we are unable to do so on commercially reasonable terms, our ability to meet our customers' demands and our business and financial performance may be harmed. Furthermore, even if we do have access to television and digital (including mobile and OTT) data, if we have insufficient technology, encounter challenges in our methodological approaches or have inadequate source materials to parse the information across such media components to avoid duplications or to do so in a cost-effective manner, our products may be inferior to other offerings, and we may be unable to meet our customers' demands. In such event, our business and financial performance may be harmed.
In particular, our acquisition of television data may be reliant on companies that have historically held a dominant market position measuring television to produce industry-accepted measurement across a combination of media platforms. Our competitors, such as Nielsen, or other providers may have more leverage with data providers and may be unable or unwilling to provide us with access to quality data to support our products, on reasonable terms or at all. Likewise, our acquisition of digital data may be reliant on large digital publishers that may technologically or legally prevent access to their proprietary platforms for research or measurement purposes. Moreover, as mobile devices, technology and OTT viewing continue to proliferate, gaining and maintaining cost-effective access to mobile and OTT data will become increasingly critical, and we could face difficulty in accessing these forms of data. If we are unable to acquire and integrate data effectively and efficiently, or if the cost of data acquisition or integration increases, our business, financial condition and results of operations may be harmed.
We depend on third parties for data that is critical to our business, and our business could suffer if we cannot continue to obtain reliable data from these suppliers or if third parties place additional restrictions on our use of such data.
We rely on third-party data sources for information usage across the media platforms that we measure, as well as demographics about the people that use such platforms. The availability and accuracy of this data is important to the continuation and development of our products and the performance of our obligations to customers. These data suppliers, some of whom compete with us or the Investors, may increase restrictions on our use of such data, undertake audits (at either our or their expense) of our use of such data, require us to implement new processes with respect to such data, fail to adhere to our quality control, privacy or security standards or otherwise satisfactorily perform services, increase the price they charge us for the data or refuse to license the data to us. Additional restrictions on third-party data could limit our ability to include that data in certain products, which could lead to decreased commercial opportunities for certain products as well as loss of customers, sales credits, refunds or liability to our customers. To comply with any additional restrictions, we may be required to implement certain additional technological and manual controls that could put pressure on our cost structure and could affect our pricing. Supplier consolidation and increased pricing for additional use cases could also put pressure on our cost structure and our ability to meet obligations to our customers. We may be required to enter into vendor relationships, strategic alliances, or joint ventures with some third parties in order to obtain access to the data sources that we need. If our partners do not apply rigorous standards to their data collection methodology and actions, notwithstanding our best efforts, we may receive third-party data that is inaccurate, defective, or delayed. If third-party information is not available to us on commercially reasonable terms, or is found to be inaccurate, it could harm our products, our reputation, and our business and financial performance.
If we fail to respond to technological developments or evolving industry standards, our products may become obsolete or less competitive.
Our future success will depend in part on our ability to develop new and modify or enhance our existing products and services, including without limitation, our data collection technologies and approaches, in order to meet customer needs, add functionality and address technological advancements and industry standards. For example, the development of new opt-in permissions and enhanced focus on consent-based measurement provide the benefit of limiting the transfer of consumer personal information, but also mean changes to our data collection and measurement processes. If we are unable to innovate and adapt our methodologies to meet these needs, our products may become obsolete or less competitive. As another example, if certain proprietary mobile devices become the primary mode of receiving content and conducting transactions on the internet, and we are unable to adapt to collect information from such devices, then we would not be able to report on digital usage activity. To remain competitive, we will need to develop new products that address these evolving technologies and standards across the universe of media including television, online, and mobile usage. However, we may be unsuccessful in identifying new product opportunities, developing or marketing new products in a timely or cost-effective manner, or obtaining the necessary access to data or technologies needed to support new products, or we may be limited in our ability to operate due to patents held by others. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop timely enhancements to, and new features for, our existing methodologies or products or if we are unable to develop new products and technology that keep pace with rapid technological developments, changing industry standards or consumer preferences, our products may become obsolete, less marketable and less competitive, and our business will be harmed.
Furthermore, the market for our products is characterized by changes in protocols and evolving industry standards. For example, industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the Internet Advertising Bureau, and the Media Rating Council as well as internationally-based industry associations have independently initiated efforts to either review market research methodologies across the media that we measure or develop minimum standards for such research. Failure to achieve accreditation, delays in accreditation, or adverse audit findings may negatively impact the market acceptance of our products. Meanwhile, successful accreditation or audits may lead to costly changes to our procedures and methodologies.
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

Any inaccuracy, perceived inaccuracy or inconsistency in the data reported by us could lead to consequences that could adversely impact our operating results, including loss of customers; sales credits, refunds or liability to our customers; the incurrence of substantial costs to correct any material defect, error or inconsistency; increased warranty and insurance costs; potential litigation; interruptions in the availability of our products; diversion of development resources; lost or delayed market acceptance and sales of our products; and damage to our brand.
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
We currently derive a significant portion of our revenues from our syndicated products, which are generally one-year subscription-based products. This has generally provided us with recurring revenue due to high renewal rates among our enterprise customers; however, syndicated digital revenue from our smaller and international customers declined in 2020. If additional customers terminate their subscriptions for our products, do not renew their subscriptions, delay renewals of their subscriptions or renew on terms less favorable to us, our revenues could decline and our business could suffer.
Our customers have no obligation to renew after the expiration of their initial subscription period, and we cannot be assured that current subscriptions will be renewed at the same or higher dollar amounts, if at all. Furthermore, our newer subscription products, for which revenue is recognized based on impressions used, may be subject to higher fluctuations in revenue. Our customer renewal rates may decline or fluctuate due to a number of factors, including customer satisfaction or dissatisfaction with our products, the costs or functionality of our products, the prices or functionality of products offered by our competitors, the health of the advertising marketplace and the industries in which we operate (particularly in light of COVID-19), mergers and acquisitions affecting our customer base, general economic conditions or reductions in our customers' spending levels.
Our growth depends upon our ability to retain existing large customers and add new large customers. To the extent we are not successful in doing so, our ability to grow revenue and attain profitability and positive cash flow may be impaired.
Our success depends in part on our ability to sell our products to large customers and on the renewal of subscriptions and contracts with these customers in subsequent years. For the years ended 2020, 2019 and 2018, we derived 30%, 27% and 24%, respectively, of our total revenues from our top 10 customers. Uncertain economic conditions, changes in the regulatory environment or other factors, such as the failure or consolidation of large customer companies, internal reorganization or changes in focus, uncertainty relating to the Transactions, or dissatisfaction with our products, may cause certain large customers to terminate or reduce their subscriptions and contracts with us. The loss of any one or more of these customers could decrease our revenues and harm our current and future operating results. The addition of new large customers or increases in sales to existing large customers may require particularly long implementation periods and other significant upfront costs, which may adversely affect our profitability. To compete effectively, we have in the past been, and may in the future be, forced to offer significant discounts to maintain existing customers or acquire other large customers. In addition, we may be forced to reduce or withdraw from our relationships with certain existing customers or refrain from acquiring certain new customers in order to acquire or maintain relationships with important large customers. As a result, new large customers or increased usage of our products by large customers may cause our profits to decline, and our ability to sell our products to other customers could be adversely affected.

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
In the past, we completed several strategic acquisitions. We also may evaluate and enter into discussions regarding an array of potential strategic transactions, including acquiring complementary products, technologies or businesses. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot guarantee that the anticipated benefits of any acquisition, investment or business relationship would be realized timely, if at all, or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:
•encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;
•incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe on third-party intellectual property rights or violate existing or future privacy or security regulations;
•issue shares of our capital stock as part of the consideration, which may be dilutive to existing stockholders;
•become subject to adverse tax consequences, legal disputes, substantial depreciation or deferred compensation charges;
•use cash that we may otherwise need for ongoing or future operation of our business or dividends;
•enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;
•experience difficulties effectively utilizing acquired assets;
•encounter difficulties integrating the information and financial reporting systems of acquired businesses, particularly those that operated under accounting principles other than those generally accepted in the U.S. prior to the acquisition by us; and
•incur debt, which may be on terms unfavorable to us or that we are unable to repay.
We also have entered into relationships with certain third-party providers to expand our product offerings, and we may enter into similar arrangements in the future. These or other future relationships or transactions may involve preferred or exclusive licenses, discount pricing, provision of our products and services without charge, or investments in other businesses to expand our sales capabilities. These transactions could be material to our financial condition and results of operations, and though these transactions may provide additional benefits, they may not be profitable immediately or in the long term. Negotiating any such transactions could be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to regulatory or other approvals and other conditions that are beyond our control. Consequently, we can make no assurances that any such transactions, investments or relationships, if undertaken and announced, would be completed or successful. The impact of any one or more of these factors could materially and adversely affect our business, financial condition or results of operations.
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
Our product, information technology and security teams regularly review our systems and security posture and evaluate ways to enhance our processes and controls. In addition, our board of directors and audit committee receive quarterly updates on developments in information technology, security and data governance, and we regularly train our employees on information security and related risks. Nevertheless, we cannot guarantee that a security incident will not occur or that any such incident will be timely detected or remediated. A security incident or failure of our network or data gathering procedures, or those of our third-party data suppliers, could result in liability to the Company, impede the processing of data, cause the corruption or loss of data, prevent the timely delivery of our products, or damage our brand and reputation.
In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional expenses to accommodate these capacity demands. In addition, we may lose valuable data or be unable to obtain or provide data on a timely basis or our network may temporarily shut down if we fail to adequately expand or maintain our network capabilities to meet future requirements. Any lapse in our ability to collect or transmit data may decrease the value of our products and prevent us from providing the data requested by our customers and partners. Any disruption in our network processing or any loss, exposure or misuse of internet user data may damage our reputation and result in the loss of customers, partners and vendors and the imposition of penalties or other legal or regulatory action, and our business, financial condition and results of operations could be materially and adversely affected.
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
We currently leverage a large content delivery network ("CDN"), to provide services that allow us to offer a more efficient tagging methodology. If that network faced an outage or breach or the service became unavailable, an alternate CDN provider or additional capacity in our data centers would need to be established to support the large volume of tag requests that we currently manage, which would either require additional investments in equipment and facilities or a transition plan. This could unexpectedly raise our costs and could contribute to delays or losses in tag data that could affect the quality and reputation of our Media Metrix, vCE, cross-platform and other products that involve the measurement of a large amount of digitally transmitted activity across multiple providers. We recently initiated a migration of our CDN to a new provider, which we believe will allow us to refine the data flow of measurements and ingestion into our data processing while reducing costs. However, there is no guarantee that the migration will be successful or that we will achieve the anticipated benefits or cost savings. Any delay or loss of data in the migration could negatively impact our products, which could have an adverse effect on our customer and partner relationships and financial results.
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
We rely heavily on our management team, and may need additional personnel to operate and grow our business. The loss of one or more key employees, the inability to attract and retain qualified personnel, or the failure to integrate new personnel could harm our business.
Our success and future growth depend to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. This risk may be heightened following transformative events, such as the pending Transactions.
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
Historically, we have relied on equity awards as one means of recruiting and retaining key personnel, including our senior management. Due to declines in our stock price in recent years, the effectiveness of our outstanding equity awards as a means to retain key personnel was diminished. Moreover, the quantity of equity awards we are able to grant under our 2018 Equity and Incentive Compensation Plan ("2018 Plan") is limited. These limits have impacted our ability to offer new awards to current and prospective employees. In order to address our retention and hiring needs, we may seek to amend our 2018 Plan to increase the number of shares available for future equity awards, or we may need to consider granting equity awards outside of our 2018 Plan. Either of these options could result in additional dilution to our existing stockholders. Alternatively, we may need to shift a larger portion of employee compensation to cash, which could adversely affect our liquidity and financial condition.
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
Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our revenues or results of operations do not meet or exceed the expectations of securities analysts or investors, the price of our Common Stock could decline substantially. Factors that may cause fluctuations in our revenues or results of operations include:
•our ability to increase sales to existing customers and attract new customers in the current economic environment;
•our ability to respond to changes in our customers' businesses and consumer behavior resulting from the COVID-19 pandemic;
•the potential loss or reduction in spending by significant customers;
•changes in our customers' subscription renewal behaviors and spending on projects, particularly custom projects;
•the impact of our contract renewal rates caused by our customers' budgetary constraints, pandemic-related factors, competition, customer dissatisfaction, customer corporate restructuring, or our customers' actual or perceived lack of need for our products;
•the timing of contract renewals, delivery of products and duration of contracts and the corresponding timing of revenue recognition;
•the challenges of persuading existing and prospective customers to switch from incumbent service providers;
•the timing of revenue recognition for usage-based or impression-based products;
•the effect of revenues generated from significant one-time projects or the loss of such projects;
•the timing and success of new product introductions or changes in methodology by us or our competitors;
•the impact of the Transactions, including the long-term data license with Charter and other anticipated commercial relationships, on our revenues and cost of revenues;
•changes in our pricing and discounting policies or those of our competitors;
•the impact of our decision to discontinue certain products;
•our failure to accurately estimate or control costs, including those incurred as a result of business or product development initiatives, legal proceedings, strategic or financing transactions, and the integration of acquired businesses;

•the cost and availability of data from third-party sources and the cost to integrate such data into our systems and products;
•adverse judgments or settlements, or increased legal fees, in legal disputes or government proceedings;
•changes in interest rates under our Notes or other financing vehicles;
•charges relating to the Transactions, including with respect to the extinguishment of our Notes and associated financing derivatives, issuance of conversion shares to holders of the Notes, and an anti-dilution adjustment to our Series A Warrants;
•costs incurred in connection with the Transactions, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, as well as expenses related to our special meeting of stockholders held on March 9, 2021;
•incurrence of additional debt following repayment of the Notes and Secured Term Note;
•the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our operations and infrastructure;
•service outages, other technical difficulties or security breaches;
•limitations relating to the capacity of our networks, systems and processes;
•maintaining appropriate staffing levels and capabilities relative to projected growth;
•limitations on our ability to use equity awards to compensate current and prospective employees;
•the cost and timing of organizational restructuring;
•the risks associated with operating in countries in which we may have little or no previous experience and with maintaining or reorganizing corporate entity structures in international jurisdictions;
•the extent to which certain expenses are deductible for tax purposes, such as share-based compensation that fluctuates based on the timing of vesting and our stock price;
•the timing of any changes to our deferred tax valuation allowance;
•adoption of new accounting pronouncements;
•changes in the fair value of our financing derivatives and warrants related to the Transactions, market volatility or management assumptions; and
•general economic, political, regulatory, industry and market conditions and those conditions specific to internet usage and online businesses.
We believe that our revenues and results of operations on a year-over-year and sequential quarter-over-quarter basis may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. Investors are cautioned not to rely on the results of prior periods as an indication of future performance.
We may not be able to generate or obtain sufficient cash to service our debt, dividend obligations, lease facilities or trade payables.
We currently have indebtedness and lease facilities, as well as trade payables, including expenses incurred in prior periods. Following the Transactions, we will be required to pay annual cash dividends on the Convertible Preferred Stock, and we may incur additional debt for operations or to fund a special dividend to the holders of our Convertible Preferred Stock. These obligations could require us to use a large portion of our cash flow from operations to service our debt, dividend obligations and lease facilities and pay accrued expenses. They could also limit our flexibility to invest in our business and adjust to market conditions, which could impact our customer relationships and place us at a competitive disadvantage.
We expect to obtain the funds to pay our expenses and meet our financial obligations from cash flow from our operations and, potentially, from other debt and/or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital-raising activities, which will be affected by financial, business, contractual, economic and other factors, some of which are beyond our control. Failure to meet our payment obligations to vendors could disrupt our supply of goods and services and impact our reputation, creditworthiness and relations with customers. It could also lead to costly litigation. Failure to meet our dividend payment obligations could result in an increase in the annual dividend rate, among other things.
If our cash flow and capital resources prove inadequate to allow us to pay the interest and principal on our debt when due and meet our other financial obligations, we could face substantial liquidity challenges and might be required to dispose of material assets or operations, restructure or refinance our debt (which we may be unable to do on acceptable terms) or forego attractive business opportunities. In addition, the terms of our existing or future financing agreements and Convertible Preferred Stock may restrict us from pursuing these alternatives. Failure to meet our obligations under the Notes could lead to an Event of Default (as defined in the Notes), which could have important consequences including, potentially, forcing us into bankruptcy or liquidation.
Our financial condition and results of operations could suffer and be adversely affected if we incur an impairment of goodwill or other intangible assets.
We are required to test goodwill and intangible assets, annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying values or indicate that the carrying value of such intangibles is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of goodwill, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. We recorded a $224.3 million impairment charge related to goodwill and a $17.3 million impairment charge for our strategic alliance intangible asset in 2019. We recorded a $4.7 million non-cash impairment charge related to our right-of-use ("ROU") assets, and related leasehold improvements, during 2020.
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
Our financing derivatives and our warrants are classified as liabilities in our consolidated financial statements. We use various models and assumptions to determine the fair value of these liabilities, including assumptions with respect to market rates, the price and volatility of our Common Stock, the probability of occurrence of certain events, and term. Any change in our assumptions could result in a change in the fair value of our derivative liabilities and warrants, which would be recorded to earnings and could significantly affect our financial condition and results of operations.
In the first quarter of 2021, we expect to record a non-cash charge in connection with the Transactions, which will include extinguishment of debt and associated derivatives, issuance of 3.15 million conversion shares to holders of the Notes, and an anti-dilution adjustment to our Series A Warrants. The amount of the charge will depend on various factors, including the market price of our Common Stock on the closing date, and could significantly affect our financial condition and results of operations.
We may encounter difficulties managing our costs, which could adversely affect our results of operations.
We believe that we will need to continue to effectively manage our organization, operations and facilities in order to accommodate changes in our business and to successfully integrate acquired data and businesses. If we continue to change or grow, either organically or through acquired businesses, our current systems and facilities may not be adequate and may need to be expanded or reduced. For example, we may be required to enter into leases for additional facilities or commit to significant investments in the build out of current or new facilities, or we may need to renegotiate or terminate leases to reflect changes in our business. If we are unable to effectively forecast our facilities needs or if we are unable to sublease or terminate leases for unused space, we may experience increased and unexpected costs. Moreover, our need to effectively manage our operations and cost structure requires that we continue to assess and improve our operational, financial and management controls, reporting systems and procedures.
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
We incurred net losses of $47.9 million, $339.0 million and $159.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. We cannot make assurances that we will be able to achieve profitability in the future. As of December 31, 2020, we had an accumulated deficit of $1,156.1 million. Because a large portion of our costs are fixed, we may not be able to adequately reduce our expenses in response to any decrease in our revenues, which would materially and adversely affect our operating results. In addition, our operating expenses may increase as we implement certain growth initiatives, which include, among other things, the development of new products and enhancements of our data assets and infrastructure. If our revenues do not increase to offset these increases in costs and operating expenses, our operating results would be materially and adversely affected.
Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
We have experienced "changes in control" that have triggered the limitations of Section 382 of the Internal Revenue Code on a significant portion of our net operating loss carryforwards, and we anticipate that the Transactions will trigger further limitations. As a result, we may be limited in the amount of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes.
As of December 31, 2020, we estimate our U.S. federal and state net operating loss carryforwards for tax purposes were $578.5 million and $1,360.7 million, respectively, subject to limitation as described above. These net operating loss carryforwards will begin to expire in 2023 for federal income tax reporting purposes and 2021 for state income tax reporting purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period as a result of the enactment of the

TCJA. As of December 31, 2020, we estimate our aggregate net operating loss carryforwards for tax purposes related to our foreign subsidiaries were $5.1 million, which will begin to expire in 2024.
We apply a valuation allowance to our deferred tax assets when management does not believe that it is more-likely-than-not that they will be realized. In assessing the need for a valuation allowance, we consider all sources of taxable income, including potential opportunities for loss carrybacks, the reversal of existing temporary differences associated with our deferred tax assets and liabilities, tax planning strategies and future taxable income. We also consider other evidence such as historical pre-tax book income in making the determination. As of December 31, 2020, we continue to have a valuation allowance recorded against the net deferred tax assets of our U.S. entities and certain foreign subsidiaries, including net operating loss carryforwards.
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
State and federal laws within the U.S. and foreign laws and regulations are varied, and at times conflicting, resulting in higher risk related to compliance. A number of laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies have affected and are likely to continue to affect our business. For example, the European Union's ("EU") General Data Protection Regulation, or GDPR, became effective in May 2018, imposing more stringent EU data protection requirements and providing for greater penalties for noncompliance. In addition, regulators in the EU and elsewhere are increasingly focused on consent and the collection of data using tracking technologies, including recent guidance from the United Kingdom ("UK") Information Commissioner's Office and other data protection agencies and the proposed EU "ePrivacy" Regulation. Adding further uncertainty is the UK's departure from the EU, commonly referred to as Brexit. Among other things, it is unclear how data transfers to and from the UK will be regulated. As another example, Brazil enacted the General Data Protection Law, and the State of California enacted the California Consumer Privacy Act ("CCPA"). The CCPA, which went into effect in January 2020, expanded the scope of what is considered "personal information" and created new data access and opt-out rights for consumers, which are impacting Comscore and other companies that operate in California, including many of our customers and partners. These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change.
We have implemented policies and procedures to comply with GDPR, CCPA, the Children's Online Privacy Protection Act ("COPPA") and other laws, and we continue to evaluate and implement processes and enhancements and monitor changes in laws and regulations. However, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industries in which we operate, and may be interpreted and applied inconsistently from country to country, state to state, and customer to customer, and inconsistently with our current policies and practices. Additionally, the costs of compliance with, and the other burdens imposed by, these and other laws, regulatory actions and customer or partner policies may prevent us from selling our products and have and may continue to increase the costs associated with selling our products, and may affect our ability to invest in or jointly develop products in the U.S. and in foreign jurisdictions. In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and substantial fines, class action lawsuits, significant legal fees, and civil and criminal liability. Any regulatory or civil action that is brought against us, even if unsuccessful, may distract our management's attention, divert our resources, negatively affect our public image or reputation among our panelists, customers, partners and vendors, and harm our business.
An assertion from a third party that we are infringing its intellectual property rights, whether such assertion is valid or not, could subject us to costly and time-consuming litigation or expensive licenses.
The media measurement, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, domestically or internationally. As we grow, evolve our products and methodologies, and face increasing competition, the probability that one or more third parties will make intellectual property rights claims against us increases. In such cases, our products, technologies or methodologies may be found to infringe on the intellectual property rights of others. Additionally, many of our agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs if we have to defend such claims and may require that we pay damages and provide alternative services if there were an adverse ruling in any such claims. Intellectual property claims could harm our relationships with our customers, deter future customers from buying our products or expose us to litigation, which could be expensive and divert considerable attention of our management team from the normal operation of our business. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend against intellectual property claims by the third party in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand, business and results of operations.
With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology or methodologies found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology or methodologies, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations. Even if we prove successful in defending ourselves against such claims, we may incur substantial expenses and the defense of such claims may divert considerable attention of our management team from the normal operation of our business.

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
We may be named in litigation or regulatory proceedings, which could require significant management time and attention and result in significant legal expenses, which could have an adverse impact on our financial condition.
Refer to Footnote 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for a discussion of certain legal proceedings in which we are involved. These and any future legal proceedings could involve substantial defense and other costs and, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost in the future. As a result, we could be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations to directors and officers, which could adversely affect our business, results of operations and financial condition.
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
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales.
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
Conducting international operations subjects us to risks that we generally do not face in the U.S. These risks include:
•recruitment and maintenance of a sufficiently large and representative panel both globally and in certain countries;
•difficulties and expenses associated with tailoring our products to local and international markets as may be required by local customers and joint industry committees or similar industry organizations;
•difficulties in expanding the adoption of our server- or census-based web beacon data collection in certain countries or obtaining access to other necessary data sources;
•the complexities and expense of complying with a wide variety of foreign laws and regulations, including the GDPR, LGPD, other privacy and data protection laws and regulations, and foreign anti-corruption laws, as well as the U.S. Foreign Corrupt Practices Act;
•difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary, and termination requirements;

•the complexities of foreign value-added taxes and the repatriation of earnings, particularly following the enactment of the TCJA;
•reduced or varied protection for intellectual property rights in some countries;
•political, social and economic instability abroad, terrorist attacks and security concerns;
•fluctuations in currency exchange rates; and
•increased accounting and reporting burdens and complexities.
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
Our business activities include the collection of data from panelists around the world, and such activities may be subject to various restrictions under U.S. export controls and economic and trade sanctions laws. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm.
Although we take precautions to prevent the collection of data from panelists in embargoed countries that may be subject to export controls and economic and trade sanctions under these laws and regulations, we have collected such data in the past, and there is a risk that we could collect such data in the future despite our precautions. We have implemented a number of additional screening and other measures designed to prevent such transactions with embargoed countries and other U.S. sanctions targets. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. Our failure to screen potential panelists properly could result in negative consequences to us, including government investigations, penalties and reputational harm, any of which could materially and adversely affect our business, financial condition or results of operations.
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
The UK formally left the EU on January 31, 2020. Although certain separation issues have been resolved, there is still uncertainty with respect to certain terms of the future relationship between the EU and the UK. Given the status of Brexit at this time, we are unable to predict the impact that it may have on our business. Among other things, we could experience lower growth in the region, increased foreign currency risk, greater restrictions on business with UK customers and data providers, and increased regulatory complexity. Brexit has also created uncertainty with regard to the regulation of data protection in the UK and data transfers to and from the UK. A change in such regulations, or other regulations, could increase our costs of doing business, or in some cases our ability to do business, and adversely impact our operations and financial results. There is also a risk that other countries may decide to leave the EU. We cannot predict the impact that any additional countries leaving the EU may have on our business, but any such impact could adversely affect us.
Risks Related to Our Capital Structure and Financings
Covenants in the agreements governing our current and future indebtedness and Convertible Preferred Stock could restrict our operating flexibility.
The agreements governing our existing debt, debt we may incur in the future, and the Convertible Preferred Stock we expect to issue in the Transactions, contain, or may contain, affirmative and negative covenants and consent rights that may materially limit our ability to take certain actions, including our ability to incur debt, issue equity, pay dividends and repurchase stock, make certain investments and other payments, enter into certain transactions, and encumber and dispose of assets.
We may require additional capital to support our business, and this capital may not be available on acceptable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. In addition, holders of our Convertible Preferred Stock will have certain dividend rights following the Transactions, including the right to request a special cash dividend after January 1, 2022. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
Capital and credit market conditions, adverse events affecting our business or industry, the tightening of lending standards, rising interest rates, negative actions by regulatory authorities or rating agencies, or other factors also could negatively impact our ability to obtain future financing on terms acceptable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth, meet our dividend payment obligations, and respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our Common Stock, our results of operations, financial condition and cash flows.
The issuance of shares of Common Stock upon conversion of, or payment of interest on, our Notes and the exercise of warrants to purchase our Common Stock could substantially dilute your investment.
Our Notes are convertible into, and our Series A Warrants are exercisable for, shares of our Common Stock and give the holders thereof an opportunity to profit from a rise in the market price of our Common Stock such that conversion or exercise thereof will result in dilution of the equity interests of our stockholders. Further, the issuance of shares of our Common Stock ("PIK Interest Shares"), at our election, in lieu of cash, in payment of interest on the Notes, has and will result in dilution of the equity interests of our other stockholders. In connection with the Transactions, we expect to issue 3,150,000 conversion shares to the holders of our Notes, and we intend to pay accrued interest on the Notes through the closing date in PIK Interest Shares. The number of PIK Interest Shares payable will depend on the trading price of our Common Stock during the 10 consecutive trading days ending immediately before the interest payment date. Moreover, we have no control over whether the holders of our Series A Warrants will exercise their right, in whole or in part, to exercise their warrants. For these reasons, we are unable to forecast or predict with certainty the total number of shares of Common Stock that may be issued under the Notes and warrants.
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
Our registration rights agreement with Starboard provides that in the event that the registration statement required to be filed under the Starboard registration rights agreement ceases to be effective and available to the selling stockholders party thereto under certain circumstances, we must pay to the selling stockholders on the 121st day after the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount equal to 1.0% of the Conversion Amount (as defined in the Notes), subject to a maximum of 3.0% of the aggregate principal amount outstanding under the Notes for any 30-day period. Our registration rights agreement with CVI Investments, Inc. ("CVI") provides that in the event that the registration statement required to be filed under the CVI registration rights agreement ceases to be effective and available to the selling stockholders party thereto under certain circumstances, we must pay to the selling stockholder on the date of the occurrence of each such event and on every 30th day thereafter until the applicable event is cured, an amount equal to 2.0% of the Purchase Price (as defined in the CVI purchase agreement), subject to a maximum of 8.0% of the Purchase Price.

The payments we may be obligated to make to the holders of the Notes and our warrants described above may adversely affect our financial condition, liquidity and results of operations.
We may be obligated to redeem our Notes at a premium upon the occurrence of an Event of Default (as defined in the Notes) or a Change of Control (as defined in the Notes).
If we fail to comply with the various covenants in our Notes, including the financial covenants, we could be in default. Upon an Event of Default under the Notes, we could be required to redeem the Notes at a premium. In addition, upon the occurrence of specific kinds of Change of Control events, we will be required to offer to redeem the Notes at a premium as set out in the Notes. We currently expect to repay and extinguish the Notes in connection with the Transactions, which do not constitute a Change of Control under the Notes. If the Transactions do not close or the Notes are not repaid, however, the source of funds for any redemption would be our available cash or, possibly, other financing. We may not be able to redeem the Notes pursuant to the terms thereof because we may not have the financial resources to do so, and no assurances can be provided as to our ability to obtain other requisite financing in amounts, or at times, as may be needed. In the event the holders of the Notes exercised their rights thereunder and we were unable to redeem the Notes, it could have important consequences including, potentially, forcing us into bankruptcy or liquidation.
General Risks Related to Ownership of Our Common Stock
The Company's outstanding securities, the stock or securities that we may become obligated to issue under existing or future agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders.
Our existing stockholders have and may continue to experience substantial dilution as a result of our obligations to issue shares of Common Stock. See "Risks Related to the Convertible Preferred Stock Investment Transactions" above for a discussion of potential dilution resulting from the Transactions. In addition, as noted above, we expect to issue shares of Common Stock to the holders of our Notes upon exercise of their conversion rights and in payment of accrued interest on the Notes in connection with the closing of the Transactions. Furthermore, we have reserved 5,457,026 shares of Common Stock for issuance pursuant to our Series A Warrants.
As of December 31, 2020, 997,192 shares of Common Stock were reserved for issuance pursuant to outstanding stock options under our equity incentive plans, 1,825,237 shares of Common Stock were reserved for issuance pursuant to outstanding restricted stock unit awards under our equity incentive plans, and 10,746,533 shares of Common Stock were available for future equity awards under our 2018 Equity and Incentive Compensation Plan.
The issuance of shares of Common Stock (i) pursuant to the Transactions, including upon the conversion of Convertible Preferred Stock, (ii) upon the conversion of the Notes, (iii) as payment-in-kind of interest on the Notes through the issuance of PIK Interest Shares, (iv) upon the exercise of warrants, (v) pursuant to outstanding and future equity awards, or (vi) upon the conversion of other existing or future convertible securities, may result in substantial dilution to each of our stockholders by reducing that stockholder's percentage ownership of our outstanding Common Stock.
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
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
•provide for a classified board of directors so that not all members of our Board are elected at one time;
•authorize "blank check" preferred stock that our Board could issue to increase the number of outstanding shares to discourage a takeover attempt;
•prohibit stockholder action by written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;
•prohibit stockholders from calling a special meeting of our stockholders;
•provide that the Board is expressly authorized to make, alter or repeal our bylaws; and
•provide for advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Our corporate headquarters are located in Reston, Virginia, where we occupy approximately 84,000 square feet of office space. We also lease space in various locations throughout North America, South America, Europe, and Asia Pacific for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.
Our other material locations, all of which are leased under operating leases, include the following:
•Portland, Oregon
•New York, New York
•Chicago, Illinois
•Amsterdam, Netherlands
•Pune, India
•Santiago, Chile
As of December 31, 2020, we leased facilities in 29 locations worldwide, including approximately 56,000 square feet of subleased space in seven properties. Currently, however, most of our employees are operating under remote working arrangements.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Common Stock trades on The Nasdaq Global Select Market under the symbol "SCOR".
HOLDERS
As of March 8, 2021, there were 97 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our Common Stock. We derived the number of stockholders by reviewing the listing of outstanding Common Stock recorded by our transfer agent as of March 8, 2021.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our Common Stock between December 31, 2015 and December 31, 2020 to the cumulative total returns of the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index over the same period. This graph assumes the investment of $100 at the closing price of the markets on December 31, 2015 in our Common Stock, the Nasdaq Composite Index, the S&P MidCap 400 Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Common Stock.
COMPARISON OF CUMULATIVE TOTAL RETURN*
among comScore, Inc., The Nasdaq Composite Index, The S&P MidCap 400 Index
and The Nasdaq Computer Index
_________________

*	$100 invested upon market close of The Nasdaq Global Select Market on December 31, 2015, including reinvestment of dividends.
The preceding Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended whether made before or after the date hereof and irrespective of any general incorporation language in any such securities filing, except to the extent that we specifically incorporate it by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The information required by Item 701 of Regulation S-K was previously included in the Current Report on Form 8-K filed on October 1, 2020.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected Consolidated Statements of Operations and Comprehensive Loss data and Consolidated Balance Sheets data displayed below is derived from our audited Consolidated Financial Statements for the five-year period ended December 31, 2020.
The selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes thereto included in this 10-K under the caption Item 8, Financial Statements and Supplementary Data.

	Year ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016 (1)
Consolidated Statement of Operations and Comprehensive Loss Data:
Revenues (2)	$356,036	$388,645	$419,482	$403,549	$399,460
Total expenses from operations	377,311	699,112	558,418	699,052	531,302
Loss from operations	(21,275)	(310,467)	(138,936)	(295,503)	(131,842)
Non-operating (expenses) income, net	(25,741)	(29,536)	(16,626)	11,393	10,662
Income tax (provision) benefit	(902)	1,007	(3,706)	2,717	4,007
Net loss	$(47,918)	$(338,996)	$(159,268)	$(281,393)	$(117,173)
Net loss per common share:
Basic and diluted	$(0.67)	$(5.33)	$(2.76)	$(4.90)	$(2.10)
Weighted-average number of shares used in per share calculations - Common Stock:
Basic and diluted	71,181,496	63,590,882	57,700,603	57,485,755	55,728,090
(1) Due to the Rentrak merger in January 2016, 2016 results include 11 months of Rentrak activity as compared to full-year results in the subsequent years.
(2) As discussed in Footnote 2, Summary of Significant Accounting Policies, in our 2018 10-K, revenue for the years ended December 31, 2017 and 2016 is not comparable to revenue for the years ended December 31, 2020, 2019 and 2018 due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606").

	As of December 31,
(In thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and marketable securities	$50,741	$66,773	$50,198	$45,125	$116,753
Total current assets	137,030	153,983	145,779	179,554	232,433
Total assets	677,970	723,695	954,143	1,022,439	1,120,792
Capital lease obligations and software license arrangements, current and non-current (1) (2)	567	950	5,417	13,162	28,578
Finance lease liabilities, current and non-current (2)	3,133	4,250	—	—	—
Operating lease liabilities, current and non-current (2)	43,151	49,261	—	—	—
Senior secured convertible notes (3)	192,895	184,075	177,342	—	—
Financing derivatives (3)	11,300	21,587	26,100	—	—
Secured term note, current and non-current (4)	12,644	12,463	—	—	—
Warrants liability (5)	2,831	7,725	—	—	—
Total liabilities	448,980	464,721	402,576	365,947	215,939
Stockholders' equity	228,990	258,974	551,567	656,492	904,853
(1) Amounts for December 31, 2020, 2019, 2018, 2017, and 2016 include software license obligations in the amount of $0.6 million, $0.6 million, $1.8 million, $4.8 million, and $7.7 million, respectively.
(2) As discussed in Footnote 2, Summary of Significant Accounting Policies, we adopted Accounting Standards Codification 842, Leases ("ASC 842") as of January 1, 2019.
(3) We entered into financing arrangements and issued senior secured convertible notes in 2018. Refer to Footnote 4, Debt, for additional details.
(4) We issued a secured term note in December 2019. Refer to Footnote 4, Debt, for additional details.
(5) We issued four series of liability-classified warrants in June 2019. Refer to Footnote 5, Stockholders' Equity, for additional details.

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
Overview
We are a global information and analytics company that measures advertising, content, and the consumer audiences of each, across media platforms. We create our products using a global data platform that combines information on digital platforms (connected (Smart) televisions, mobile devices, tablets and computers), TV, OTT devices, direct to consumer applications and movie screens with demographics and other descriptive information. We have developed proprietary data science that enables measurement of person-level and household-level audiences, removing duplicated viewing across devices and over time. This combination of data and methods enables a common standard for buyers and sellers to transact on advertising. This helps companies across the media ecosystem better understand and monetize their audiences and develop marketing plans and products to more efficiently and effectively reach those audiences. Our ability to unify behavioral and other descriptive data enables us to provide audience ratings, advertising verification, and granular consumer segments that describe hundreds of millions of consumers. Our customers include digital publishers, television networks, movie studios, content owners, brand advertisers, agencies and technology providers.
The platforms we measure include televisions, mobile devices, computers, tablets, OTT devices and movie theaters. The information we analyze crosses geographies, types of content and activities, including websites, mobile and OTT apps, video games, television and movie programming, e-commerce, and advertising.
Results of Operations
The following table sets forth selected Consolidated Statements of Operations and Comprehensive Loss data as a percentage of revenues for each of the periods indicated.

	Years Ended December 31,
	2020		2019		2018
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$356,036	100.0%	$388,645	100.0%	$419,482	100.0%
Cost of revenues	180,712	50.8%	199,622	51.4%	200,220	47.7%
Selling and marketing	70,220	19.7%	89,145	22.9%	108,395	25.8%
Research and development	38,706	10.9%	61,802	15.9%	76,979	18.4%
General and administrative	55,783	15.7%	66,419	17.1%	84,535	20.2%
Amortization of intangible assets	27,219	7.6%	30,076	7.7%	32,864	7.8%
Impairment of right-of-use and long-lived assets	4,671	1.3%	—	—%	—	—%
Impairment of goodwill	—	—%	224,272	57.7%	—	—%
Impairment of intangible asset	—	—%	17,308	4.5%	—	—%
Investigation and audit related	—	—%	4,305	1.1%	38,338	9.1%
Restructuring	—	—%	3,263	0.8%	11,837	2.8%
Settlement of litigation, net	—	—%	2,900	0.7%	5,250	1.3%
Total expenses from operations	377,311	106.0%	699,112	179.9%	558,418	133.1%
Loss from operations	(21,275)	(6.0)%	(310,467)	(79.9)%	(138,936)	(33.1)%
Interest expense, net	(35,805)	(10.1)%	(31,526)	(8.1)%	(16,465)	(3.9)%
Other income (expense), net	14,554	4.1%	1,654	0.4%	(1,464)	(0.3)%
(Loss) gain from foreign currency transactions	(4,490)	(1.3)%	336	0.1%	1,303	0.3%
Loss before income taxes	(47,016)	(13.2)%	(340,003)	(87.5)%	(155,562)	(37.1)%
Income tax (provision) benefit	(902)	(0.3)%	1,007	0.3%	(3,706)	(0.9)%
Net loss	$(47,918)	(13.5)%	$(338,996)	(87.2)%	$(159,268)	(38.0)%

Revenues
Our products and services are organized around solution groups that address customer needs. We evaluate revenues around three solution groups:
•Ratings and Planning provides measurement of the behavior and characteristics of audiences of content and advertising, across television and digital platforms including connected (Smart) televisions, computers, tablets, mobile devices, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, non-linear, online or on-demand.
•Analytics and Optimization includes custom solutions, activation, lift and survey-based products that provide end-to-end solutions for planning, optimization and evaluation of advertising campaigns and brand protection.
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
Revenues for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$253,652	71.2%	$271,623	69.9%	$(17,971)	(6.6)%
Analytics and Optimization (1)	69,080	19.4%	74,725	19.2%	(5,645)	(7.6)%
Movies Reporting and Analytics	33,304	9.4%	42,297	10.9%	(8,993)	(21.3)%
Total revenues	$356,036	100.0%	$388,645	100.0%	$(32,609)	(8.4)%
(1) In the second quarter of 2020, we began classifying revenue from certain new and extended custom agreements for services that utilize its syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Total revenues decreased by $32.6 million, or 8.4%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Ratings and Planning revenue is comprised of revenue from our digital, television and cross-platform products. Ratings and Planning decreased by $18.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was largely driven by lower revenue from our syndicated digital products due in part to the COVID-19 pandemic. Additionally, revenue from our smaller and international syndicated digital customers continued to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 48% and 51% of our Ratings and Planning revenue for the years ended December 31, 2020 and 2019, respectively. Cross-platform revenue decreased due to fewer deliveries of data in 2020 versus 2019. TV revenue was higher due to our partnership with LiveRamp, additional deliveries of local and addressable TV solutions, and increased deliveries on contracts with political customers. TV revenue increased to 40% of Ratings and Planning revenue in 2020 as compared to 36% in 2019.
Analytics and Optimization revenue decreased by $5.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease was primarily due to fewer deliveries of custom solutions, lift and survey deliverables, and branded content, due in part to the COVID-19 pandemic. These decreases were partially offset by higher activation usage during the year.
Movies Reporting and Analytics revenue decreased by $9.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Revenue continues to be impacted by ongoing theater closures, delayed releases and shifts in consumer behavior as a result of the COVID-19 pandemic. We expect these factors to continue affecting movies revenue for the foreseeable future.
Revenues for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
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
Revenues by Geographic Location
Revenue from outside of the United States was $45.3 million, $52.6 million and $60.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Revenue declines were due in part to our exit from certain countries as part of our restructuring activities, as well as the impact of the COVID-19 pandemic in 2020. Please refer to Footnote 14, Organizational Restructuring, of the Notes to Consolidated Financial Statements.
We generate the majority of our revenues from the sale and delivery of our products within the United States. For information with respect to sales by geographic markets, refer to Footnote 3, Revenue Recognition, of the Notes to Consolidated Financial Statements. Our chief operating decision maker (our Chief Executive Officer ("CEO")) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our U.S. sales will continue to constitute a substantial and increasing portion of our revenues in future periods. We expect our international revenues to continue to decline as a percentage of our total revenues as a result of relative growth in our domestic product offerings.
WPP Related Party Revenue
We provide WPP and its affiliates, in the normal course of business, services relating to our different product lines and receive various services from WPP and its affiliates in supporting our data collection efforts. For the years ended 2020, 2019, and 2018, related party revenues with WPP and its affiliates were $13.3 million, $15.9 million and $11.6 million, respectively.
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, the recruitment, maintenance and support of our consumer panels and amortization of capitalized fulfillment costs. Expenses associated with these areas include employee costs including salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain MVPD data sets and panel, census based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs.

Cost of revenues for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Data costs	$63,598	17.9%	$60,165	15.5%	$3,433	5.7%
Employee costs	38,920	10.9%	50,996	13.1%	(12,076)	(23.7)%
Systems and bandwidth costs	24,349	6.8%	25,023	6.4%	(674)	(2.7)%
Panel costs	19,075	5.4%	20,901	5.4%	(1,826)	(8.7)%
Lease expense and depreciation	16,970	4.8%	15,052	3.9%	1,918	12.7%
Technology	5,710	1.6%	5,887	1.5%	(177)	(3.0)%
Sample and survey costs	5,133	1.4%	7,225	1.9%	(2,092)	(29.0)%
Professional fees	4,272	1.2%	6,985	1.8%	(2,713)	(38.8)%
Royalties and resellers	(33)	—%	4,027	1.0%	(4,060)	(100.8)%
Other	2,718	0.8%	3,361	0.9%	(643)	(19.1)%
Total cost of revenues	$180,712	50.8%	$199,622	51.4%	$(18,910)	(9.5)%
Cost of revenues decreased by $18.9 million, or 9.5%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Employee costs decreased $12.1 million primarily due to lower headcount. Royalties and resellers costs decreased $4.1 million primarily due to a $2.0 million one-time, non-cash benefit related to certain revenue share arrangements recorded in the fourth quarter of 2020 and lower costs due to less revenue associated with revenue sharing arrangements. Professional fees decreased $2.7 million primarily due to a decrease in consulting services. Sample and survey costs decreased $2.1 million primarily due to lower sales and deliveries of digital marketing solutions. Panel costs decreased $1.8 million driven by lower recruitment and support costs for our mobile panels. Offsetting these decreases was an increase in data costs of $3.4 million primarily due to increases in data licensing agreements as we continued to invest in product solution offerings through the acquisition of additional TV data. We expect this increase in data costs to continue in 2021. Lease expense and depreciation increased $1.9 million primarily due to increased depreciation related to internally developed software.
Cost of revenues for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Variance	% Variance
Employee costs	$50,996	13.1%	$57,490	13.7%	$(6,494)	(11.3)%
Data costs	60,165	15.5%	53,248	12.7%	6,917	13.0%
Systems and bandwidth costs	25,023	6.4%	27,033	6.4%	(2,010)	(7.4)%
Panel costs	20,901	5.4%	22,670	5.4%	(1,769)	(7.8)%
Lease expense and depreciation(1)	15,052	3.9%	12,753	3.0%	2,299	18.0%
Technology	5,887	1.5%	6,492	1.5%	(605)	(9.3)%
Sample and survey costs	7,225	1.9%	6,295	1.5%	930	14.8%
Professional fees	6,985	1.8%	5,470	1.3%	1,515	27.7%
Royalties and resellers	4,027	1.0%	3,389	0.8%	638	18.8%
Other	3,361	0.9%	5,380	1.3%	(2,019)	(37.5)%
Total cost of revenues	$199,622	51.4%	$200,220	47.7%	$(598)	(0.3)%
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, in our 2019 10-K, we adopted ASC 842, Leases as of January 1, 2019. Lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.
Cost of revenues decreased by $0.6 million, or 0.3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Employee costs decreased $6.5 million due to reduced headcount and restructuring efforts as discussed in Footnote 14, Organizational Restructuring. Systems and bandwidth costs decreased $2.0 million due to our technology transformation to reduce complexity, increase capacity, and transition to a cloud-based environment from data centers. Panel costs decreased $1.8 million due to lower costs associated with incentive plans used in certain countries and the use of more cost-effective recruitment solutions. Other costs decreased $2.0 million due to reduction in travel costs from lower headcount and certain license expenses that are now included in data costs. Offsetting these decreases was an increase in data costs of $6.9 million due to increased costs associated with our long-term data contracts with MVPDs. We continued to invest in product solution offerings through the acquisition of additional TV data. Lease expense and depreciation increased $2.3 million primarily due to increased depreciation related to internally developed software. Professional fees increased $1.5 million due to an increase in data governance and technology consulting services to improve operational processes.
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
Selling and marketing expenses for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Employee costs	$57,629	16.2%	$71,979	18.5%	$(14,350)	(19.9)%
Lease expense and depreciation	4,980	1.4%	5,690	1.5%	(710)	(12.5)%
Professional fees	2,651	0.7%	2,521	0.6%	130	5.2%
Technology	2,579	0.7%	2,726	0.7%	(147)	(5.4)%
Travel	720	0.2%	3,260	0.8%	(2,540)	(77.9)%
Other	1,661	0.5%	2,969	0.8%	(1,308)	(44.1)%
Total selling and marketing expenses	$70,220	19.7%	$89,145	22.9%	$(18,925)	(21.2)%
Selling and marketing expenses decreased by $18.9 million, or 21.2%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Employee costs decreased $14.4 million primarily as a result of lower headcount and a decrease in sales commissions. Travel costs decreased $2.5 million, and other costs decreased $1.3 million, primarily due to a reduction in travel and lower marketing and event costs as a result of the COVID-19 pandemic.
Selling and marketing expenses for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
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
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, in our 2019 10-K, we adopted ASC 842, Leases as of January 1, 2019. Lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.
Selling and marketing expenses decreased by $19.3 million, or 17.8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Employee costs decreased $15.6 million due to reduced headcount and restructuring efforts as discussed in Footnote 14, Organizational Restructuring. Lease expense and depreciation decreased $2.0 million as a result of various lease terminations and decreased depreciation expense as various assets reached the end of their depreciable lives. Travel costs decreased $1.5 million from lower headcount while professional fees decreased $0.8 million from reduced use of consultants. Offsetting these decreases in costs was an increase of $1.7 million in technology costs due certain license expenses that were previously included in research and development expense.
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
Research and development expenses for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Employee costs	$28,512	8.0%	$47,626	12.3%	$(19,114)	(40.1)%
Technology	4,322	1.2%	4,164	1.1%	158	3.8%
Lease expense and depreciation	3,999	1.1%	5,958	1.5%	(1,959)	(32.9)%
Professional fees	1,258	0.4%	2,860	0.7%	(1,602)	(56.0)%
Other	615	0.2%	1,194	0.3%	(579)	(48.5)%
Total research and development expenses	$38,706	10.9%	$61,802	15.9%	$(23,096)	(37.4)%
Research and development expenses decreased by $23.1 million, or 37.4%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Employee costs decreased $19.1 million primarily due to lower headcount. Lease expense and depreciation decreased $2.0 million primarily as a result of various lease terminations and executed sublease agreements. Professional fees decreased $1.6 million primarily due to a decrease in consulting services.
Research and development expenses for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
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
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, in our 2019 10-K, we adopted ASC 842, Leases as of January 1, 2019. Lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.
Research and development expenses decreased by $15.2 million, or 19.7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Employee costs decreased $12.9 million due to reduced headcount and restructuring efforts as discussed in Footnote 14, Organizational Restructuring. Lease expense and depreciation decreased $1.1 million as a result of various lease terminations and decreased depreciation expense as various assets reached the end of their depreciable lives. Technology costs decreased $0.9 million due to certain license expenses that are now included in selling and marketing expense.
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
General and administrative expenses for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue	$ Variance	% Variance
Employee costs	$28,205	7.9%	$34,435	8.9%	$(6,230)	(18.1)%
Professional fees	12,922	3.6%	18,385	4.7%	(5,463)	(29.7)%
Lease expense and depreciation	2,114	0.6%	2,491	0.6%	(377)	(15.1)%
Bad debt expense	1,693	0.5%	727	0.2%	966	132.9%
Transition services agreement	—	—%	667	0.2%	(667)	(100.0)%
Other	10,849	3.0%	9,714	2.5%	1,135	11.7%
Total general and administrative expenses	$55,783	15.7%	$66,419	17.1%	$(10,636)	(16.0)%
General and administrative expenses decreased by $10.6 million, or 16.0%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Employee costs decreased $6.2 million primarily due to $3.3 million in severance costs for certain executives who exited in 2019, as well as lower headcount and a decrease in stock-based compensation expense. Professional fees decreased $5.5 million primarily due to reduced audit and legal fees in 2020 as compared to 2019, and fees related to the issuance of Common Stock and warrants in 2019. These decreases were offset by an increase in bad debt expense of $1.0 million primarily due to increased reserves related to customers impacted by the current economic environment.
General and administrative expenses for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue	$ Variance	% Variance
Employee costs	$34,435	8.9%	$38,094	9.1%	$(3,659)	(9.6)%
Professional fees	18,385	4.7%	21,528	5.1%	(3,143)	(14.6)%
Lease expense and depreciation(1)	2,491	0.6%	3,711	0.9%	(1,220)	(32.9)%
Transition services agreement	667	0.2%	9,035	2.2%	(8,368)	(92.6)%
Bad debt expense	727	0.2%	966	0.2%	(239)	(24.7)%
Other	9,714	2.5%	11,201	2.7%	(1,487)	(13.3)%
Total general and administrative expenses	$66,419	17.1%	$84,535	20.2%	$(18,116)	(21.4)%
(1)As discussed in Footnote 2, Summary of Significant Accounting Policies, in our 2019 10-K, we adopted ASC 842, Leases as of January 1, 2019. Lease expense and depreciation for the year ended December 31, 2019 is not comparable to the year ended December 31, 2018 due to our adoption of ASC 842.

General and administrative expenses decreased by $18.1 million, or 21.4%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was largely attributable to a reduction in transition services agreement costs, employee costs, professional fees and lease depreciation expense. Transition services agreement costs decreased $8.4 million as a result of the termination of a three-year transition services agreement. Employee costs decreased primarily due to reduced headcount and restructuring efforts as discussed in Footnote 14, Organizational Restructuring, partially offset by a $3.3 million increase in severance expense related to the departure of certain executives in 2019. Professional fees decreased $3.1 million as a result of lower audit and compliance costs, offset by transaction costs associated with the sale of shares of Common Stock and warrants in June 2019. Lease expense and depreciation decreased $1.2 million as a result of decreased depreciation expense as various assets reached the end of their depreciable lives and decreased lease expense from various lease terminations and executed sublease agreements.
Amortization of Intangible Assets
Amortization expense consists of charges related to the amortization of intangible assets associated with acquisitions, primarily our Rentrak merger in which we acquired $170.3 million of finite-lived intangible assets. Amortization of intangible assets decreased by $2.9 million, or 9.5%, for 2020 as compared to 2019 due to the impairment of an intangible asset as described below. Amortization of intangible assets decreased by $2.8 million, or 8.5%, for 2019 as compared to 2018 due to the impairment of an intangible asset as described below.
Impairment of Right-of-use and Long-lived Assets
In 2020, we recorded a $4.7 million impairment charge related to our facility lease right-of-use assets and associated leasehold improvements for certain properties on the market for sublease. The impairment charge was driven by changes in our projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time and a reduction of expected receipts.
Impairment of Goodwill and Intangible Asset
In 2019, as a result of a sustained decline in our stock price and market capitalization, changes in management, and lower revenue, among other factors, we performed an interim impairment review of our goodwill and long-lived assets. Our reporting unit did not pass the goodwill impairment test, and as a result we recorded a $224.3 million impairment charge.
We also recorded an impairment charge related to our strategic alliance intangible asset during 2019. Changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing, resulted in a change in our long-term view of the viability of the intangible asset. As such, our assessment yielded that the benefit of the strategic alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach, resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million. While this was a non-cash charge, it reduced amortization expense by approximately $3.0 million on an annualized basis.
For further information refer to Footnote 9, Goodwill and Intangible Assets and Item 7, Critical Accounting Policies.
Investigation and Audit Related
Investigation and audit related expenses were $4.3 million and $38.3 million for the years ended December 31, 2019 and 2018, respectively. No similar costs were incurred during the year ended December 31, 2020. Investigation expenses include professional fees associated with legal and forensic accounting services rendered in connection with the previously disclosed internal Audit Committee investigation into matters related to the Company's revenue recognition practices, disclosures, internal controls, corporate culture and employment practices prior to 2017. Audit related expenses consist of professional fees associated with accounting related consulting services and external auditor fees associated with the audit of our Consolidated Financial Statements for the prior years. Litigation related expenses include legal fees associated with various lawsuits or investigations, including those initiated either directly or indirectly as a result of the Audit Committee's investigation. The decrease in investigation and audit related expenses in 2019 as compared to 2018 was due to the conclusion of the Audit Committee investigation and multi-year audit in 2018, as well as the resolution of related legal proceedings. We resolved the related SEC investigation in September 2019, and as such, incurred no investigation and audit related expenses during 2020.
Restructuring
We incurred restructuring expenses of $3.3 million and $11.8 million for the years ended December 31, 2019 and 2018, respectively, related to significant reductions in headcount and reorganization of our business. No such expenses were incurred during 2020.
For further information refer to Footnote 14, Organizational Restructuring.

Settlement of Litigation, Net
Settlement of litigation, net consists of gains and losses from the settlement of various litigation matters. The $2.9 million net settlement of litigation expense for 2019 relates to the conclusion of the SEC investigation. A civil monetary penalty of $5.0 million payable to the SEC was offset by a clawback of $2.1 million from our former CEO, Serge Matta. The $5.3 million net settlement of litigation expense for 2018 relates to the settlement and final resolution of a prior federal securities class action and shareholder derivative actions.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances and imputed interest on our minimum commitment agreements with WPP. Interest expense primarily relates to interest on our Notes, our Secured Term Note and our finance leases of computer equipment and automobiles.
Interest expense, net, increased $4.3 million during 2020 to $35.8 million as compared to $31.5 million in 2019. Interest expense increased in 2020 primarily as a result of the interest rate reset feature on the Notes, and the issuance of the Secured Term Note in December 2019.
Interest expense, net, increased $15.1 million during 2019 to $31.5 million as compared to $16.5 million in 2018. Interest expense increased in 2019 primarily as a result of the interest rate reset feature on the Notes.
Refer to Footnote 4, Debt for information on the interest rate reset feature.
Other Income (Expense), Net
Other income (expense), net represents income and expenses incurred that are generally not recurring in nature or are not part of our normal operations.
Income from transition services represents reimbursement of costs incurred under the Digital Analytix transition services agreement, which expired in 2019, and is offset as expense in cost of revenues and general and administrative expenses.
The following is a summary of other income (expense), net:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Change in fair value of financing derivatives	$10,287	$5,100	$(14,226)
Change in fair value of warrants liability	4,894	(2,411)	—
Change in fair value of interest make-whole derivative	(871)	—	—
Change in fair value of investment in equity securities	—	(2,324)	1,443
Transition services agreement income	—	534	9,029
Other	244	755	2,290
Total other income (expense), net	$14,554	$1,654	$(1,464)
Total other income, net for the year ended December 31, 2020 was $14.6 million as compared to total other income, net of $1.7 million in 2019. The increase in other income, net was primarily driven by the change in fair value of warrants liability and financing derivatives. Additionally, we had no loss on equity securities in 2020 compared with a decline in the fair value of equity securities that were sold in 2019.
Total other income, net for the year ended December 31, 2019 was $1.7 million as compared to total other expense, net of $1.5 million in 2018. The shift to other income was primarily driven by the change in fair value of financing derivatives. Offsetting the increase to other income was a decrease in transition services income, a decline in the fair value of equity securities that were sold in 2019 and a decrease resulting from patent income in 2018.
(Loss) Gain from Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions.
For the year ended December 31, 2020, the loss from foreign currency transactions was $4.5 million. The loss was primarily driven by fluctuations in the Chilean Peso against both the U.S. Dollar and Brazilian Real and the U.S. Dollar against the Euro.
For the year ended December 31, 2019, the gain from foreign currency transactions was $0.3 million. The gain was primarily driven by fluctuations of the average Chilean Peso against the U.S. Dollar.
For the year ended December 31, 2018, the gain from foreign currency transactions was $1.3 million. The gain was primarily related to fluctuations in the average U.S. Dollar to Euro, Canadian Dollar and Chilean Peso.

Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets, and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity.
During the years ended December 31, 2020, 2019, and 2018, we recorded an income tax (provision) benefit of $(0.9) million, $1.0 million, and $(3.7) million, resulting in an effective tax rate of 1.9%, (0.3)%, and 2.4%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets.
Included within the tax expense for the year ended December 31, 2020 are income tax adjustments of $8.9 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Also included is an adjustment of $11.2 million for a permanent difference related to foreign earnings taxable in the U.S. as a result of a tax restructuring that occurred during the year.
Included within the tax benefit for the year ended December 31, 2019 are income tax adjustments of $58.6 million related to the impairment of goodwill and $15.2 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Income tax expense of $17.3 million has also been included for increases in the valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions.
Included within the tax expense for the year ended December 31, 2018, is an income tax adjustment of $19.7 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, nondeductible interest expense on debt instruments and associated derivatives, and other nondeductible expenses. Income tax expense of $19.0 million for increases in the valuation allowance recorded against our deferred tax assets to offset the tax benefit of our operating losses in the U.S. and certain foreign jurisdictions.
The COVID-19 pandemic has a global reach, and many countries have introduced measures that provide relief to taxpayers in a variety of ways. We have evaluated these measures, including the CARES Act in the United States, and have concluded that these did not have a significant impact on our income tax provision for the year ended December 31, 2020.
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
•Adjusted EBITDA and non-GAAP net loss do not consider impairment of goodwill, right-of-use and other long-lived assets, which represents a decline in the value of our assets;
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
The following table presents a reconciliation of net loss (GAAP) to Adjusted EBITDA for each of the periods identified:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net loss (GAAP)	$(47,918)	$(338,996)	$(159,268)

Interest expense, net	35,805	31,526	16,465
Amortization of intangible assets	27,219	30,076	32,864
Depreciation	14,064	12,778	17,259
Amortization expense of finance leases	1,652	2,413	—
Income tax provision (benefit)	902	(1,007)	3,706
EBITDA	31,724	(263,210)	(88,974)

Adjustments:
Stock-based compensation expense	10,073	16,695	37,151
Impairment of right-of-use and long-lived assets	4,671	—	—
Impairment of goodwill	—	224,272	—
Impairment of intangible asset	—	17,308	—
Investigation and audit related	—	4,305	38,338
Restructuring	—	3,263	11,837
Settlement of certain litigation, net (1)	—	2,900	5,250
Other (income) expense, net (2)	(14,164)	682	12,783
Adjusted EBITDA	$32,304	$6,215	$16,385
(1) Settlement of certain litigation, net includes settlement amounts incurred for certain legal proceedings defined by the Notes, which amounts are classified as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
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

The following table presents a reconciliation of net loss (GAAP) to non-GAAP net loss for each of the periods identified:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net loss (GAAP)	$(47,918)	$(338,996)	$(159,268)

Adjustments:
Amortization of intangible assets	27,219	30,076	32,864
Stock-based compensation expense	10,073	16,695	37,151
Impairment of right-of-use and long-lived assets	4,671	—	—
Impairment of goodwill	—	224,272	—
Impairment of intangible asset	—	17,308	—
Investigation and audit related	—	4,305	38,338
Restructuring	—	3,263	11,837
Settlement of certain litigation, net (1)	—	2,900	5,250
Other (income) expense, net (2)	(14,164)	682	12,783
Non-GAAP net loss	$(20,119)	$(39,495)	$(21,045)
(1) Settlement of certain litigation, net includes settlement amounts incurred for certain legal proceedings defined by the Notes, which amounts are classified as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
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

Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$717	$(4,636)	$(72,575)
Net cash used in investing activities	(15,555)	(10,460)	(13,814)
Net cash (used in) provided by financing activities	(2,096)	31,973	93,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	902	(302)	(1,657)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,032)	16,575	5,073
Overview
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
As of December 31, 2020, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $50.7 million, including $19.6 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from operations. Our operating losses, including the significant investigation and audit costs in prior years, resulted in a need to secure long-term financing. In 2018, we entered into agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which we issued and sold to Starboard a total of $204.0 million in Notes as well as warrants to purchase shares of our Common Stock in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. See "Senior Secured Convertible Notes" below.
In 2019, we issued 2,728,513 shares of our Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. See "Sale of Common Stock and Warrants" below.
During 2019, we sold our investment in equity securities for total cash proceeds of $3.8 million, of which $3.1 million was received in July 2019. See Footnote 2, Summary of Significant Accounting Policies for additional information.
In 2019, we issued the Secured Term Note for gross proceeds of $13.0 million. See "Secured Term Note" below.

On each of January 2, 2020, April 1, 2020 and July 1, 2020, we paid quarterly accrued interest of $6.1 million on the Notes in cash. On October 1, 2020, we paid quarterly accrued interest on the Notes through the issuance of 1,474,201 PIK Interest Shares and $3.1 million in cash. On January 25, 2021, we paid quarterly accrued interest through the issuance of 2,802,454 PIK Interest Shares. The accrued interest we paid on January 25, 2021 was classified within other non-current liabilities in the Consolidated Financial Statements as of December 31, 2020.
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. To date, the COVID-19 pandemic has had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our liquidity and cash flows and are expected to continue to have an impact in future periods. In the second quarter of 2020, we continued to see delays in cash collections, leading our management team to take actions to mitigate the near-term impact on our liquidity. These actions, some of which continued into the third and fourth quarters of 2020, included freezing hiring, exiting non-critical consultants and contractors, terminating or negotiating reductions in vendor agreements and leases, reducing compensation for our senior leadership team and board of directors, and reducing certain travel, marketing, recruiting and other corporate activities not deemed critical to the business in the current environment. We continue to monitor our liquidity and cash flows and will re-evaluate these actions as appropriate.
On March 27, 2020, Congress enacted the CARES Act. The CARES Act, among other things, includes tax provisions for the deferral of certain employer payroll tax liabilities, refundable employee retention credits, rollbacks of TCJA limitations on net operating losses, the acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We began deferring certain payroll taxes in April 2020, as permitted by the CARES Act. In addition, during the second quarter of 2020, we claimed the refundable employee retention credit created by the CARES Act.
On December 27, 2020, Congress enacted the Consolidated Appropriations Act, 2021 ("CAA"), which contains a number of additional COVID-19 relief tax provisions and extensions of temporary tax provisions, including an extension and significant expansion of the employee retention credit created by the CARES Act.
We continue to evaluate the impact of the CARES Act, the CAA and additional legislation and government guidance related to the COVID-19 pandemic on our business operations and financial results.
Our liquidity could be negatively affected by a decrease in demand for our products and services or additional losses from operations, as well as payment of expenses incurred in prior periods in addition to current-period expenses. It is possible that long-term changes in consumer behavior will impact our customers' operations, and thus their demand for our services and ability to pay, even after the spread of COVID-19 has been contained and businesses are permitted to resume normal operations. While we are taking actions (as described above) to mitigate the impact of the COVID-19 pandemic, control costs and improve our working capital balance, these steps may not be successful or adequate to offset future declines. If our efforts to control costs are not sufficient, or if customer demand or cash collection efforts are further impacted by the COVID-19 pandemic or other factors, we may not be able to meet our financial obligations to our vendors or others.
Beginning in 2019 and continuing through 2020, we conducted a comprehensive review of strategic and financing alternatives with a view toward the maturity of the Notes (with a principal balance of $204.0 million) in January 2022. On January 7, 2021, we entered into separate Securities Purchase Agreements with Charter, Qurate, and Pine pursuant to which, at the closing of the Transactions contemplated thereby, we will issue and sell (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million. The proceeds of the Transactions will be used to repay the Notes. Additionally, in connection with the closing, we expect to repay the Secured Term Note and certain transaction-related expenses with cash from our balance sheet. Following the Transactions, the holders of Series B Convertible Preferred Stock will be entitled to annual cash dividends at a rate of 7.5% per year, paid annually in arrears, and can request a special cash dividend after January 1, 2022.
The Transactions and related matters were approved by our stockholders on March 9, 2021 and are expected to be completed on or around March 10, 2021. Repayment of the Notes and the Secured Term Note will result in termination of the affirmative and negative covenants set forth in these instruments, including the Notes covenant requiring maintenance of certain minimum cash balances, and is expected to improve our financial position and liquidity.
We continue to be focused on maintaining financial flexibility. We believe the approved Transactions will provide us with adequate sources of funding to satisfy our estimated liquidity needs for at least one year after the date that these financial statements are issued. However, we cannot predict with certainty the outcome of our actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

Restricted Cash
Restricted cash represents our requirement to collateralize the Secured Term Note, outstanding letters of credit, and lines of credit related to certain of our corporate credit card programs. As of December 31, 2020 and 2019, we had $19.6 million and $20.2 million of restricted cash, respectively.
Credit Facility
In 2018, we entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit on our behalf. As of December 31, 2020, $3.3 million in letters of credit were outstanding and cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Sale-Leaseback Financing Transaction
In 2019, we entered into an arrangement with a vendor to sell and lease back certain previously acquired computer and other equipment. The arrangement, which resulted in cash proceeds of $4.3 million, requires lease payments over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the lease term.
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
For additional information on the Private Placement, refer to Footnote 5, Stockholders' Equity.
Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with Starboard, pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. We also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and exercised in full on April 3, 2019 for 323,448 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of Notes as of December 31, 2020 to $204.0 million. The Notes currently have an annual interest rate of 12% that is payable quarterly in cash, PIK Interest Shares or a combination thereof at our election.
The Notes contain certain affirmative and restrictive covenants with which we must comply, including covenants with respect to (i) limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently $40.0 million) and (v) the timely filing of certain disclosures with the SEC. We were in compliance with the Notes covenants as of December 31, 2020. As discussed above, we expect to repay the Notes (and thus eliminate the related covenants) in connection with the Transactions.
For additional information about the terms of the Notes, refer to Footnote 4, Debt.
Secured Term Note
On December 31, 2019, our wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties for the Secured Term Note in exchange for gross proceeds of $13.0 million. The Secured Term Note matures on December 31, 2021 and has an annual interest rate of 9.75% that is payable monthly in cash. As discussed above, we expect to repay the Secured Term Note in connection with the Transactions.
For additional information about the terms of the Secured Term Note, refer to Footnote 4, Debt.
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

Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives, warrants liability and equity securities, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities in 2020 was $0.7 million compared to net cash used of $4.6 million in 2019. The increase in cash provided by operating activities during 2020 as compared to 2019 was primarily attributable to a decrease in net loss, lower investigation and audit related expenses, decrease in headcount, and results of restructuring, offset by additional cash interest paid on the Notes of $21.4 million in 2020 in comparison to $3.0 million in 2019.
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
Net cash used in investing activities in 2020 was $15.6 million compared to net cash used in investing activities of $10.5 million in 2019. This increase in net cash used in investing activities was attributable to an increase of $3.6 million in payments for capitalized internally developed software and a decline of $3.8 million compared to receipts from the sale of an investment in 2019, partially offset by a $2.3 million decrease in purchases of property and equipment in 2020 compared with 2019.
Net cash used in investing activities in 2019 was $10.5 million compared to net cash used in investing activities of $13.8 million in 2018. The decrease in net cash used in investing activities was attributable to $3.8 million in cash received from the sale of an investment in 2019 (noted above). Increased capitalized costs of $1.9 million were offset by a $1.5 million decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities in 2020 was $2.1 million compared to net cash provided by financing activities of $32.0 million in 2019. The shift to cash used in financing activities from cash provided by financing activities was largely due to gross cash proceeds of $20.0 million from the sale of shares of Common Stock and warrants in the Private Placement, $13.0 million from the issuance of the Secured Term Note, and $4.3 million from the sale-leaseback transaction during 2019. These were offset by a decrease of $2.5 million in principal payments on finance lease and software licensing arrangements.
Net cash provided by financing activities in 2019 was $32.0 million compared to net cash provided by financing activities of $93.1 million in 2018. In 2019, we raised gross cash proceeds of $20.0 million from the sale of shares of Common Stock and warrants in the Private Placement, $13.0 million from the issuance of the Secured Term Note, and $4.3 million from the sale lease-back transaction. We also had a decrease of debt issuance costs of $5.1 million in 2019 compared to 2018. In 2018 we generated gross cash proceeds of $100.0 million from the issuance of Notes, partially offset by a $9.7 million decrease in proceeds from subscription receivables which ended in 2018.

Contractual Payment Obligations
We are subject to certain contractual arrangements that are long-term in nature. The information set forth below summarizes our contractual obligations as of December 31, 2020 that are fixed and determinable.

(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$217,000	$13,000	$204,000	$—	$—
Unconditional purchase obligations with MVPDs (2)	72,574	27,620	44,954	—	—
Operating lease obligations (3)	62,900	12,175	19,202	17,240	14,283
Finance lease obligations (4)	3,476	2,201	1,275	—	—
Sale-leaseback financing transaction (5)	1,422	1,422	—	—	—
Other long-term obligations (6)	36,446	14,868	21,428	150	—
Total	$393,818	$71,286	$290,859	$17,390	$14,283
(1) In 2018, we entered into several agreements with Starboard whereby we issued Notes in exchange for cash and shares of Common Stock. In 2019 our wholly owned subsidiary Rentrak B.V., entered into a Secured Term Note. See Footnote 4, Debt for more information.
(2) Unconditional purchase obligations with MVPDs include contractual arrangements with MVPDs for the purchase of TV viewing data that is used in our products, primarily reported in the Ratings and Planning solution group. If these arrangements are canceled by the MVPDs, we have the ability to terminate contracts with our end customers. Commitments reflected herein relate to service periods after December 31, 2020.
(3) Operating lease obligations represent future lease commitments, primarily for real estate leases, accounted for under ASC 842. Refer to Footnote 8, Leases.
(4) Finance lease obligations represent future lease commitments, primarily for equipment leases, accounted for under ASC 842. Refer to Footnote 8, Leases.
(5) We entered into a sale-leaseback arrangement with a vendor in June 2019. See Footnote 4, Debt for more information.
(6) Other long-term obligations primarily reflect future commitments for software licenses and the right to access cloud-based solutions under long-term contracts.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities, dividend payment obligations following the Transactions, and expenses from ongoing compliance efforts and legal matters. As discussed above, we have experienced delays in customer payments and requests to modify contractual terms in connection with the COVID-19 pandemic and related government mandates and restrictions. We have also incurred significant costs in connection with our strategic review and the pending Transactions. To the extent that our existing cash, cash equivalents and operating cash flow, together with proceeds from the Transactions and savings from cost-reduction initiatives undertaken by management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. The current disruption and volatility in global capital and credit markets could impact our ability to access capital resources on terms acceptable to us or allowable under applicable financing arrangements, or at all. If we issue additional equity securities in order to raise additional funds or pay interest or dividends, further dilution to existing stockholders may occur.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
While our significant accounting policies are described in more detail in the Notes to Consolidated Financial Statements included in Item 8 of this 10-K, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our Consolidated Financial Statements.
Accounting for Warrants
During 2019, we issued warrants which were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.

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
The fair value of the warrants is estimated using forward projections of stock issuances with relative certainty and estimated cash payments at each exercise date discounted back to the valuation date at rates commensurate with the remaining term of the related warrants. The primary sensitivity in the valuation of the warrant liability is driven by our Common Stock price at the measurement date and the observable volatility of the Common Stock.
The exercise price of our Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. As a result of the Transactions discussed in Item 1, Business, we expect to adjust the exercise price of the Series A Warrants to the closing price of the Transactions.
Refer to Footnote 6, Fair Value Measurements for the significant inputs used to determine the fair value of the warrants as of December 31, 2020.
Impairment of Right-of-use ("ROU") and Long-Lived Assets
Our long-lived assets consist of property and equipment and finite-lived intangible assets. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, we record an impairment loss equal to the excess of the asset group's carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis.
During 2019, we evaluated our strategic alliance asset group for recoverability. Our assessment considered the changes in our projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing during the second quarter, which resulted in a change in our long-term view of the viability of the intangible asset. As such, our analysis yielded that the benefit of the strategic alliance would not be realized, and the related investment would not be recoverable. The fair value of the strategic alliance intangible asset was estimated using the income approach, resulting in a non-cash impairment charge for the full carrying value of the asset. Consequently, we recorded a $17.3 million impairment charge during the year ended December 31, 2019 in our Consolidated Statements of Operations and Comprehensive Loss.
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
We performed an interim analysis as of March 31, 2020, as changes in market conditions indicated the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable, and determined certain ROU assets, and related leasehold improvements, were impaired. We recorded a $4.7 million impairment charge related to our ROU assets, and related leasehold improvements, for the three months ended March 31, 2020, with corresponding adjustments of $2.8 million and $1.9 million to the operating lease ROU asset and property and equipment, net line items, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2020. The impairment charge was driven by changes in our projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties on the market for sublease. The fair value of these ROU assets, and related leasehold improvements, was estimated using an income approach and a discount rate of 12.0%.
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
We enter into a limited number of monetary contracts that involve both the purchase and sale of services with a single counterparty. We assess each contract to determine if the revenue and expense should be presented gross or net. In some instances, we may provide free distinct goods or services as a form of non-cash consideration to the counterparty. We recognize revenue for these contracts to the extent that SSP is established for distinct services provided. Any excess consideration above the established SSP is presented as an offset to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.
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
We have one reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value. We initially assess qualitative factors to determine if it is necessary to perform the goodwill impairment review. We review the goodwill for impairment if, based on our assessment of the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than the carrying value, or if we decide to bypass the qualitative assessment. We review the carrying value of our reporting unit utilizing a combination of the discounted cash flow model and a market value approach. We make assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of our reporting unit.
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
Long-term growth rate: the long-term growth rate represents the rate at which our single reporting unit's earnings are expected to grow or losses to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate utilized in the 2020 annual impairment analysis was 3.0%.

Discount rate: our reporting unit's future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be utilized by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We used a discount rate of 13.5% in the 2020 annual impairment analysis.
In addition, we also use a market-based approach to estimate the value of our reporting unit, including a guideline public company method and guideline transaction method based on multiples of EBITDA and revenue for the last twelve months. The market value is estimated by comparing our reporting unit to publicly-traded companies and/or to publicly-disclosed business mergers and acquisitions in similar lines of business. The value of the business entity is based on pricing multiples of certain financial parameters observed in the comparable companies.
Goodwill allocated to our single reporting unit as of December 31, 2020 was $418.3 million. As of our October 1, 2020 annual assessment, the estimated fair value of our reporting unit exceeded its carrying value by approximately 30%. The projected long-term cash flows used in our fair value estimate are consistent with our most recent operating plan and are dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment.
We monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term growth projections, profitability, discount rates, volatility in our market capitalization, and general industry, market and macro-economic conditions. If the reporting unit's future performance falls below our expectations, or there are negative revisions to other significant assumptions, including the long-term growth rate or discount rate, we may need to record a material, non-cash goodwill impairment charge in a future period.
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
Refer to Footnote 6, Fair Value Measurements for the significant inputs used to determine the fair value of the derivatives as of December 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. As of December 31, 2020, we were subject to interest rate risk in connection with the Notes, and we hold derivative financial instruments and have outstanding warrants that are subject to market risk. We also have foreign currency exchange rate risk from our global operations.
Interest rate risk
As a result of having $204.0 million aggregate principal amount of the Notes outstanding, which are convertible into shares of Common Stock at a conversion price of $31.29 per share, we were subject to interest rate risk as of December 31, 2020. As of such date, the interest rate on the Notes was 12.0% per year. On February 1, 2021, the interest rate was determined to remain at 12.0% (subject to certain conditions) until the maturity of the Notes.
As discussed in Footnote 4, Debt, we have the ability, subject to certain conditions, to pay interest on the Notes through the issuance of PIK Interest Shares. We elected to pay the interest due on January 2, 2020, April 1, 2020 and July 1, 2020 in cash. We elected to pay the interest due on October 1, 2020 through a combination of cash and the issuance of PIK Interest Shares. For the amount due for the fourth quarter of 2020 we elected to pay through the issuance of PIK Interest Shares which were delivered on January 25, 2021.
As described in Footnote 1, Organization, and Footnote 16, Subsequent Events, on March 9, 2021, our stockholders approved Transactions to issue preferred securities. The proceeds of the Transactions will be used to repay the Notes prior to maturity. For the remaining interest payment from January 1, 2021 through the closing of the Transactions, we intend to pay interest due through the issuance of PIK Interest Shares.
Derivative financial instrument risk
The interest rate reset feature of the Notes represents a complex derivative financial instrument, which is classified as a liability in the Consolidated Balance Sheets. This derivative is not considered a hedging instrument. We determine the fair value of our derivative financial instrument, relying in part on the work of an independent valuation firm engaged by us to provide inputs as to the fair value of the liability, including the valuation models and assumptions used to determine its fair value. As of December 31, 2020, the fair value of our interest rate reset derivative financial instrument of $11.3 million was recorded in financing derivatives within the Consolidated Balance Sheets.
The fair value of our interest rate reset derivative liability relates to the interest rate reset feature of the Notes. Changes in the fair value of the interest rate reset derivative liability are primarily driven by changes in the price and volatility of a share of our Common Stock. As described above, the interest rate on the Notes will remain at 12.0% (subject to certain conditions) until the maturity of the Notes. As a result, changes in our stock price no longer affect the fair value of the interest rate reset derivative liability. The value of the interest rate reset derivative liability will decrease as the time to maturity shortens and interest on the Notes is paid.
For additional information on the determination of fair value, including the assumptions used in those determinations, refer to Footnote 4, Debt and Footnote 6, Fair Value Measurements.
Warrants liability financial instrument risk
As a result of having $2.8 million in liability related to outstanding warrants as of December 31, 2020, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants, and the number of shares likely to be issued under the warrants, is impacted by changes in the market price of our Common Stock.
As described in Footnote 1, Organization, and Footnote 16, Subsequent Events, on March 9, 2021 our stockholders approved Transactions to issue preferred securities. The exercise price of our Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. As a result of the Transactions, we expect to adjust the exercise price of the Series A Warrants to the closing price of the Transactions. If the Series A Warrants had been measured as of December 31, 2020 based on the closing price of the Transactions of $2.4719, then the estimated fair value of the warrants would have increased from $2.8 million to $7.5 million. Thereafter, a 10% increase in the market price of our Common Stock would result in a $1.0 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $1.1 million decrease in fair value of the Series A Warrants.
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

There can be no guarantee that exchange rates will remain constant in future periods. In addition to the impact from the U.S. Dollar to Euro exchange rate movements, we are also impacted by the movements in the exchange rates between the U.S. Dollar and various South American, Asia Pacific and other European currencies. We have evaluated and assessed the potential effect of this risk and believe that near-term changes in currency rates should not materially affect our financial position, results of operations or cash flows. We performed a sensitivity analysis, assuming a 10% decrease or increase in the value of foreign currencies in which we operate. Our analysis has determined that a 10% decrease in value would have resulted in a decrease to our net loss of approximately $6.8 million for 2020, and a 10% increase in value would have resulted in an increase to our net loss of approximately $6.0 million for the year ended December 31, 2020.
As of December 31, 2020, of the total $50.7 million in cash and cash equivalents, including restricted cash, $25.5 million was held by foreign subsidiaries. Of this amount, we believe $3.4 million could be subject to income tax withholding of 5% to 15% if the funds were repatriated to the U.S.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of comScore, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenues – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company applies the provisions of ASC 606, Revenue from Contracts with Customers, and all related applicable guidance. The Company's contracts with customers may include multiple promised goods and services. Contracts with multiple performance obligations typically consist of a mix of subscriptions to the Company's online database, customized data services, and delivery of periodic custom reports based on information obtained from the database. In such cases, the Company identifies performance obligations by evaluating whether the promised goods and services are capable of being distinct and distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined as one performance obligation. Once the Company identifies the performance obligations, the Company will determine the transaction price based on contractually fixed amounts and an estimate of variable consideration. In general, the transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently. The Company allocates the transaction price to each performance obligation based on relative standalone selling price ("SSP"). Judgment is exercised to determine the SSP of each distinct performance obligation. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time.
Given the complexity of certain of the Company's contracts, we concluded that revenue recognition from these contracts represents a critical audit matter because of the judgments necessary for management to identify performance obligations, determine the transaction price, allocate transaction price to the performance obligations and recognize revenue when performance obligations are satisfied. Performing audit procedures related to revenue recognition for these contracts required more extensive audit effort and a higher degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the significant estimates and judgments used by management in the determination of the accounting for certain revenue contracts, including the identification of performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue when performance obligations are satisfied, included the following, among others:
•We tested the effectiveness of controls, including controls over the identification of performance obligations, determination of the transaction price, allocation of the transaction price, and determination of when performance obligations are satisfied.
•For a selection of revenue contracts identified as having more complex terms, we performed the following:
◦Analysed the contract to determine if all arrangement terms that may have an impact on revenue recognition were identified and independently evaluated management's accounting for the contract.
◦Tested management's identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were capable of being distinct and distinct within the context of the contract.
◦Tested the relative stand-alone selling prices by recalculating the stand-alone selling pricing of the performance obligations and evaluating the assumptions used by the Company to determine the standalone selling price for each distinct performance obligation. We evaluated the methodology used to determine the standalone selling price by comparison to historical analyses prepared by the Company and practices observed in the industry. We also tested the data used in the analysis.
◦Tested the timing of revenue recognition by evaluating whether revenue should be recognized over time or at a point in time, and whether the revenue was recognized in the appropriate period by examining evidence of delivery or access to support the timing of revenue recognition based on the product or service type.
◦Tested the mathematical accuracy of management's calculation of revenue.
◦Obtained external confirmations evidencing the delivery of the performance obligation(s) and confirming there are no side agreements.
◦With the assistance of professionals in our firm having expertise in the recognition of revenue, we evaluated revenue recognition in accordance with ASC 606.
Goodwill – Goodwill Impairment Analysis – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
Goodwill is evaluated for impairment at least annually, as of October 1, by comparing the fair value of a reporting unit to its carrying value including goodwill. The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The carrying value of the reporting unit is reviewed utilizing a combination of the discounted cash flow model and a market value approach. The estimated fair value of a reporting unit is determined based on assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values.
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term growth rates, profitability, discount rates, volatility in the Company's market capitalization, general industry, and market and macro-economic conditions.
The Company completed its annual assessment on October 1, 2020, and there was no impairment of goodwill at the assessment date. The goodwill balance was $418.3 million as of December 31, 2020.
We identified goodwill for the Company as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit, specifically related to the selection of the discount rate and forecasts of future revenue. Performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of the discount rate and forecasts of future revenue required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue and the selection of the discount rate for the Company's goodwill impairment included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluations, including those over the forecasts of future revenue and management's selection of the discount rate.
•We evaluated management's ability to accurately forecast revenue by comparing the actual results to management's historical projections from 2019.
•We evaluated the reasonableness of management's forecasted revenue by comparing the forecasts to:
◦Historical revenue growth.
◦Historical industry revenue growth rates and revenue growth rates of peer group companies.
◦Economic forecasts considering the impact of macro-economic conditions.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in analyst and industry reports for the Company and certain of its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated the impact of changes in management's revenue forecasts from the October 1, 2020 annual measurement date to December 31, 2020.
/s/ Deloitte & Touche LLP
McLean, Virginia
March 9, 2021
We have served as the Company's auditor since 2017.

COMSCORE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$31,126	$46,590
Restricted cash	19,615	20,183
Accounts receivable, net of allowances of $2,757 and $1,919, respectively ($4,045 and $2,698 of accounts receivable attributable to related parties, respectively)	69,379	71,853
Prepaid expenses and other current assets ($1,496 and $1,180 attributable to related parties, respectively)	16,910	15,357
Total current assets	137,030	153,983
Property and equipment, net	30,973	31,693
Operating right-of-use assets	28,959	36,689
Goodwill	418,327	416,418
Intangible assets, net	52,340	79,559
Deferred tax assets	2,741	2,374
Other non-current assets	7,600	2,979
Total assets	$677,970	$723,695
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ($2,817 and $2,510 attributable to related parties, respectively)	$36,640	$44,804
Accrued expenses ($835 and $6,902 attributable to related parties, respectively)	48,380	55,507
Contract liabilities ($3,538 and $1,519 attributable to related parties, respectively)	58,529	58,158
Customer advances	12,477	9,886
Current portion of secured term note	12,644	—
Current operating lease liabilities	7,024	6,764
Warrants liability	2,831	7,725
Other current liabilities	5,750	7,393
Total current liabilities	184,275	190,237
Senior secured convertible notes (related party)	192,895	184,075
Financing derivatives (related party)	11,300	21,587
Non-current operating lease liabilities	36,127	42,497
Non-current contract liabilities	4,156	291
Deferred tax liabilities	627	287
Non-current portion of secured term note	—	12,463
Other non-current liabilities ($6,120 and $— attributable to related parties, respectively)	19,600	13,284
Total liabilities	448,980	464,721
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized at December 31, 2020 and 2019; no shares issued or outstanding as of December 31, 2020 or 2019	—	—
Common stock, $0.001 par value per share; 150,000,000 shares authorized as of December 31, 2020 and 2019; 79,703,342 shares issued and 72,938,546 shares outstanding as of December 31, 2020, and 76,829,926 shares issued and 70,065,130 shares outstanding as of December 31, 2019	73	70
Additional paid-in capital	1,621,986	1,609,358
Accumulated other comprehensive loss	(7,030)	(12,333)
Accumulated deficit	(1,156,055)	(1,108,137)
Treasury stock, at cost, and 6,764,796 shares as of December 31, 2020 and 2019	(229,984)	(229,984)
Total stockholders' equity	228,990	258,974
Total liabilities and stockholders' equity	$677,970	$723,695
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues (2)	$356,036	$388,645	$419,482

Cost of revenues (1) (2) (3)	180,712	199,622	200,220
Selling and marketing (1) (3)	70,220	89,145	108,395
Research and development (1) (3)	38,706	61,802	76,979
General and administrative (1) (2) (3)	55,783	66,419	84,535
Amortization of intangible assets	27,219	30,076	32,864
Impairment of right-of-use and long-lived assets	4,671	—	—
Impairment of goodwill	—	224,272	—
Impairment of intangible asset	—	17,308	—
Investigation and audit related	—	4,305	38,338
Restructuring (3)	—	3,263	11,837
Settlement of litigation, net	—	2,900	5,250
Total expenses from operations	377,311	699,112	558,418
Loss from operations	(21,275)	(310,467)	(138,936)
Interest expense, net (2)	(35,805)	(31,526)	(16,465)
Other income (expense), net	14,554	1,654	(1,464)
(Loss) gain from foreign currency transactions	(4,490)	336	1,303
Loss before income taxes	(47,016)	(340,003)	(155,562)
Income tax (provision) benefit	(902)	1,007	(3,706)
Net loss	$(47,918)	$(338,996)	$(159,268)
Net loss per common share:
Basic and diluted	$(0.67)	$(5.33)	$(2.76)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	71,181,496	63,590,882	57,700,603
Comprehensive loss:
Net loss	$(47,918)	$(338,996)	$(159,268)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	5,303	(1,712)	(4,397)
Total comprehensive loss	$(42,615)	$(340,708)	$(163,665)
(1) Excludes amortization of intangible assets, which is presented separately in the Consolidated Statements of Operations and Comprehensive Loss.
(2) Transactions with related parties are included in the line items above as follows (refer to Footnote 13, Related Party Transactions, of the Notes to Consolidated Financial Statements for additional information):

	Years Ended December 31,
	2020	2019	2018
Revenues	$13,314	$17,464	$12,662
Cost of revenues	10,094	10,490	11,239
General and administrative	316	776	650
Interest expense, net	(24,480)	(23,494)	(16,023)
(3) Stock-based compensation expense is included in the line items above as follows:

	Years Ended December 31,
	2020	2019	2018
Cost of revenues	$1,288	$1,852	$6,349
Selling and marketing	2,226	3,615	9,452
Research and development	886	1,981	6,580
General and administrative	5,673	9,247	14,770
Restructuring	—	(137)	468
Total stock-based compensation expense	$10,073	$16,558	$37,619
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	57,289,047	$60	$1,407,717	$(6,224)	$(609,091)	$(135,970)	$656,492
Adoption of ASC 606	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	(159,268)	—	(159,268)
Foreign currency translation adjustment	—	—	—	(4,397)	—	—	(4,397)
Subscription Receivable	—	—	10,254	—	—	—	10,254
Common Stock warrants issued	—	—	5,545	—	—	—	5,545
Exercise of Common Stock options, net	222,229	—	2,855	—	—	—	2,855
Shares issued in connection with settlement of litigation	4,024,115	4	90,764	—	—	—	90,768
Repurchase of Common Stock in exchange for senior secured convertible notes	(4,000,000)	(7)	—	—	—	(94,014)	(94,021)
Restricted stock units vested	2,077,253	2	15,816	—	—	—	15,818
Payments for taxes related to net share settlement of equity awards	(222,814)	—	(5,263)	—	—	—	(5,263)
Stock-based compensation	—	—	33,520	—	—	—	33,520
Balance as of December 31, 2018	59,389,830	$59	$1,561,208	$(10,621)	$(769,095)	$(229,984)	$551,567
Adoption of ASC 842	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(338,996)	—	(338,996)
Foreign currency translation adjustment	—	—	—	(1,712)	—	—	(1,712)
Issuance of Common Stock - CVI	2,728,513	3	8,159	—	—	—	8,162
Common Stock warrants exercised - Starboard	323,448	—	—	—	—	—	—
Common Stock warrants exercised - CVI	2,728,513	3	5,482	—	—	—	5,485
Exercise of Common Stock options, net	68,259	—	1,191	—	—	—	1,191
Interest paid in Common Stock	4,057,129	4	17,370	—	—	—	17,374
Restricted stock units vested	854,998	1	4,610	—	—	—	4,611
Payments for taxes related to net share settlement of equity awards	(85,560)	—	(1,267)	—	—	—	(1,267)
Stock-based compensation	—	—	12,605	—	—	—	12,605
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	(47,918)	—	(47,918)
Foreign currency translation adjustment	—	—	—	5,303	—	—	5,303
Exercise of Common Stock options, net	75,000	—	143	—	—	—	143
Interest paid in Common Stock	1,474,201	2	3,058	—	—	—	3,060
Restricted stock units vested	1,363,152	1	3,064	—	—	—	3,065
Payments for taxes related to net share settlement of equity awards	(38,937)	—	(117)	—	—	—	(117)
Stock-based compensation	—	—	6,480	—	—	—	6,480
Balance as of December 31, 2020	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
See accompanying Notes to Consolidated Financial Statements.

COMSCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(47,918)	$(338,996)	$(159,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	27,219	30,076	32,864
Depreciation	14,064	12,778	17,259
Stock-based compensation expense	10,073	16,558	37,619
Non-cash interest expense on senior secured convertible notes (related party)	9,180	17,374	—
Accretion of debt discount	7,571	6,242	4,812
Non-cash operating lease expense	5,555	5,369	—
Impairment of right-of-use and long-lived assets	4,671	—	—
Provision for bad debts	1,693	727	966
Amortization expense of finance leases	1,652	2,413	—
Amortization of deferred financing costs	1,560	1,078	955
Change in fair value of interest make-whole derivative	871	—	—
Deferred tax provision (benefit)	10	(3,727)	2,019
Change in fair value of financing derivatives	(10,287)	(5,100)	14,226
Change in fair value of warrant liability	(4,894)	2,411	—
Impairment of goodwill	—	224,272	—
Impairment of intangible asset	—	17,308	—
Change in fair value of investment in equity securities	—	2,324	(1,443)
Other	37	(2)	568
Changes in operating assets and liabilities:
Accounts receivable	2,024	2,738	4,707
Prepaid expenses and other assets	(6,283)	2,198	(2,891)
Accounts payable, accrued expenses, and other liabilities	(17,095)	10,438	(4,955)
Contract liability and customer advances	7,341	(3,477)	(30,013)
Current operating lease liability	(6,327)	(7,638)	—
Insurance recoverable on litigation settlements	—	—	10,000
Net cash provided by (used in) operating activities	717	(4,636)	(72,575)

Investing activities:
Capitalized internal-use software costs	(15,078)	(11,500)	(9,608)
Purchases of property and equipment	(477)	(2,736)	(4,206)
Proceeds from sale of investment in equity securities	—	3,776	—
Net cash used in investing activities	(15,555)	(10,460)	(13,814)

Financing activities:
Principal payments on finance leases	(1,754)	(2,535)	—
Principal payments on capital lease and software license arrangements	(367)	(2,070)	(9,006)
Payments for taxes related to net share settlement of equity awards	(117)	(1,267)	(5,263)
Proceeds from the exercise of stock options	142	1,191	2,855
Proceeds from private placement, net of issuance costs paid	—	19,752	—
Proceeds from secured term note	—	13,000	—
Secured term note issuance costs	—	(350)	—
Proceeds from sale-leaseback financing transaction	—	4,252	—
Proceeds from borrowings on senior secured convertible notes (related party)	—	—	100,000
Senior secured convertible notes issuance costs	—	—	(5,146)
Financing proceeds received on subscription receivable (related party)	—	—	9,679
Net cash (used in) provided by financing activities	(2,096)	31,973	93,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	902	(302)	(1,657)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,032)	16,575	5,073
Cash, cash equivalents and restricted cash at beginning of period	66,773	50,198	45,125
Cash, cash equivalents and restricted cash at end of period	$50,741	$66,773	$50,198

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$31,126	$46,590	$44,096
Restricted cash	19,615	20,183	6,102
Total cash, cash equivalents and restricted cash	$50,741	$66,773	$50,198

	Years Ended December 31,
	2020	2019	2018
Supplemental cash flow disclosures:
Interest paid ($21,420, $3,046 and $7,484 of interest paid in 2020, 2019, and 2018 attributable to related party, respectively)	$23,792	$4,081	$8,136
Income taxes paid, net of refunds	1,182	1,191	1,260

Supplemental non-cash activities:
Settlement of restricted stock unit liability	$3,065	$4,611	$15,818
Assets acquired through finance leases and software obligations	1,109	4,277	1,737
Change in accounts payable and accrued expenses related to capital expenditures	395	456	1,149
Leasehold improvements acquired through lease incentives	394	2,050	—
Fair value of warrants issued in private placement	—	10,798	—
Repurchase of Common Stock in exchange for senior secured convertible notes	—	—	94,021
Shares issued in connection with settlement of litigation	—	—	90,768
Insurance recovery on litigation settlement	—	—	27,232
Fair value of financing derivatives issued with senior secured convertible notes	—	—	17,574
Common Stock warrants issued with senior secured convertible notes	—	—	5,733
Notes Option derivative liability settlement	—	—	5,700
Modification of debt in consideration for the reduction of the senior secured convertible note minimum cash balance requirement	—	—	4,000
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
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker ("CODM"). The Company's CODM is its Chief Executive Officer, who decides how to allocate resources and assess performance. The Company has one operating segment. A single management team reports to the CODM, who manages the entire business. The Company's CODM reviews consolidated results of operations to make decisions, allocate resources and assess performance and does not evaluate the profit or loss from any separate geography or product line.
Uses and Sources of Liquidity and Management's Plans
The Company's primary need for liquidity is to fund working capital requirements and capital expenditures of its business. Since 2017, the Company has implemented certain organizational restructuring plans to reduce staffing levels, exit certain geographic regions, and rationalize its leased properties, to enable the Company to decrease its global costs, more effectively align resources to business priorities, and maintain compliance with its financial covenants, as described in Footnote 4, Debt.
The Company has secured the following long-term financing in order to increase its available working capital and fund ongoing operations:
•During 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in senior secured convertible notes (the "Notes") as well as warrants to purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. For additional information, refer to Footnote 4, Debt.
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
•On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties (collectively the "Noteholder") for a secured promissory note (the "Secured Term Note") in exchange for gross proceeds of $13.0 million. The Secured Term Note matures on December 31, 2021, is cash collateralized, and has an annual interest rate of 9.75% that is payable monthly in arrears. For additional information, refer to Footnote 4, Debt.
As of December 31, 2020, the Company was in compliance with its covenants under the Notes and the Secured Term Note.
On January 7, 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine"), pursuant to which, at the closing of the transactions contemplated thereby (the "Transactions"), the Company will issue and sell (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million. The proceeds of the Transactions will be used to repay the Notes issued to Starboard. Additionally, in connection with the closing, the Company expects to repay the Secured Term Note and certain transaction-related expenses with cash from its balance sheet.
The Transactions and related matters were approved by the Company's stockholders on March 9, 2021 and are expected to be completed on or around March 10, 2021. Repayment of the Notes and the Secured Term Note will result in the termination of the affirmative and negative covenants set forth in these instruments, including the Notes covenant requiring maintenance of certain minimum cash balances (currently $40.0 million), and is expected to improve the Company's financial position and liquidity. As a result, the Company believes the approved Transactions will provide it with adequate sources of funding to satisfy its estimated liquidity needs for at least one year after the date that these financial statements are issued. However, the Company cannot predict with certainty the outcome of its actions to generate liquidity or whether such actions would generate the expected liquidity as currently planned.

2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, current accrued litigation settlements have been aggregated within other current liabilities on the Consolidated Balance Sheets. In addition, non-current contract liabilities are now separately reported from other non-current liabilities on the Consolidated Balance Sheets.
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

The fair values of the Company's financing derivatives are estimated using forward projections and are discounted back at rates commensurate with the remaining term of the related derivatives. The fair value of the interest reset liability is determined based on an estimate for the Company's credit rating, the premium attributable to the payment-in-kind feature of the Notes, and premium estimates for company-specific risk factors (together, the credit adjusted discount rate), the Company's Common Stock price at measurement date, the observable volatility of the Common Stock and risk-free rate. The fair value of the change in control redemption derivative liabilities is determined based on the probability of change of control, credit adjusted discount rate, and risk-free rate. The fair value of the Notes is determined using the credit adjusted discount rate, the Company's Common Stock price at the valuation date, risk-free rate and volatility commensurate with the remaining term of the Notes. The fair value of the Company's Secured Term Note is determined using future cash flows that are discounted back at a risk-free rate commensurate with the expected remaining term of the debt. The fair value of the Company's interest make-whole derivative is estimated using forward projections of estimated cash payments at the closing date discounted back to the valuation date at rates commensurate with the estimated remaining term of the related derivative.
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
Restricted Cash
Restricted cash represents the Company's cash collateral requirements under the Secured Term Note, outstanding letters of credit, and corporate credit card obligations. As of December 31, 2020 and 2019, the Company had $19.6 million and $20.2 million of restricted cash, respectively, of which $0.5 million and $1.0 million was held in certificates of deposit as of December 31, 2020 and 2019, respectively. As of December 31, 2020, certificates of deposit in the amount of $0.1 million will mature within one year.
Allowance for Doubtful Accounts
The Company generally grants uncollateralized credit terms to its customers and maintains an allowance for doubtful accounts to reserve for uncollectible receivables. Allowances are based on management's judgment, which considers historical collection experience adjusted for current conditions or expected future conditions based on reasonable and supportable forecasts, a specific review of all significant outstanding receivables, an assessment of company-specific credit conditions and general economic conditions. For 2020, management considered the impact of the COVID-19 pandemic, including customer payment delays and requests from customers to revise contractual payment terms, in determining the Company's allowance for doubtful accounts which resulted in an increase of the allowance.
The following is a summary of the allowance for doubtful accounts:

	Years Ended December 31,
(In thousands)	2020	2019
Beginning Balance	$(1,919)	$(1,597)
Bad debt expense	(1,693)	(727)
Recoveries	(300)	(481)
Write-offs	1,155	886
Ending Balance	$(2,757)	$(1,919)
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
Capitalized Software
Capitalized software, which is included in property and equipment, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide services to its clients. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use in the Company's products, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 to 5 years. During the years ended December 31, 2020, 2019 and 2018 the Company capitalized $15.0 million, $11.9 million, and $9.6 million in internal-use software costs, respectively. The Company depreciated $9.1 million, $4.8 million and $1.3 million in capitalized internal-use software costs during the years ended December 31, 2020 2019, and 2018 respectively.
Certain costs incurred for implementation, setup, and other upfront activities in a hosting arrangement that is a service contract are capitalized within other non-current assets in the Consolidated Balance Sheets. Once the implementation has been completed, the capitalized amounts are amortized on a straight-line basis over the remaining noncancelable term of the hosting arrangement, including options to extend the hosting arrangement when it is reasonably certain the options will be exercised. The Company capitalized $3.2 million and $1.0 million of implementation costs during the years ended December 31, 2020 and 2019. Amortization of these costs has not commenced as the implementation activities are not complete.
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
The Company monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term growth projections, profitability, discount rates, volatility in the Company's market capitalization, general industry, and market and macro-economic conditions. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.
The Company completed its annual assessment on October 1, 2020, and there was no impairment of goodwill at the assessment date.
The Company performed an interim analysis as of June 30, 2019 and determined that goodwill was then impaired. Refer to Footnote 9, Goodwill and Intangible Assets for further information. The Company completed its annual assessment on October 1, 2019, and there was no additional impairment of goodwill at the assessment date.
No goodwill impairment charges were recognized during the year ended December 31, 2018.
Intangible assets with finite lives are generally amortized using the straight-line method over the following useful lives:

Useful Lives (Years)
Acquired methodologies and technology	2 to 7
Acquired software	3
Customer relationships	3 to 7
Intellectual property	2 to 13
Panel	1 to 7
Trade Names	2 to 6
Other	6 to 8
Impairment of Right-of-use and Long-Lived Assets
The Company's long-lived assets consist of property and equipment and finite-lived intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to its carrying amount. Recoverability measurement and estimation of undiscounted cash flows are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the excess of the asset group's carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis.
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
The Company applies the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, to determine whether right-of-use ("ROU") assets and related long-lived assets may be impaired. The Company evaluates its ROU and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. For facility lease ROU and related long-lived assets, the Company compares the estimated undiscounted cash flows generated by a sublease to the current carrying value of the ROU and related long-lived assets. If the undiscounted cash flows are less than the carrying value of the ROU and related long-lived assets, the Company records an impairment loss equal to the excess of the ROU and long-lived assets' carrying value over their fair value consistent with other long-lived assets.
The Company performed an interim analysis as of March 31, 2020, as changes in market conditions indicated the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable, and determined that certain ROU assets, and related leasehold improvements, were impaired.
The Company recorded a $4.7 million non-cash impairment charge related to its ROU assets, and related leasehold improvements, with corresponding reductions of $2.8 million and $1.9 million to the operating right-of-use assets and property and equipment, net line items, respectively, in the Consolidated Balance Sheet. The impairment charge was driven by changes in the Company's projected undiscounted cash flows for certain properties, primarily as a result of changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties on the market for sublease. The fair value of these ROU assets, and related leasehold improvements, was estimated using an income approach and a discount rate of 12%.
Although the Company believes that the carrying values of its long-lived assets are appropriately stated as of December 31, 2020, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
Accounting for Warrants
In 2019, the Company issued warrants to CVI in connection with the private placement described in Footnote 1, Organization. The warrants were determined to be freestanding financial instruments that qualify for liability treatment as a result of a net cash settlement feature associated with a cap on the issuance of shares under certain circumstances. Changes in the fair value of these instruments are immediately recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
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
Leases
The Company adopted ASC 842, Leases, with an initial application date of January 1, 2019, using the modified retrospective method with optional transaction relief, under which the Company did not restate prior comparative periods and instead recorded an adjustment to stockholders' equity as of the date of initial implementation for the cumulative impact of adoption. The adoption of ASC 842 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Loss.
The Company's lease portfolio is comprised of two major classes. Real estate leases, which are the majority of the Company's leased assets, are accounted for as operating leases. Computer equipment leases are generally accounted for as finance leases.

The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating ROU assets also include the impact of any lease incentives.
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
The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate, because the interest rate implicit in the Company's leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The Company's current discount rates range from 10.6% to 15.0% depending on the term of the lease.
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
The Company's contracts with customers may include multiple promised goods and services. Contracts with multiple performance obligations typically consist of a mix of subscriptions to the Company's online database, customized data services, and delivery of periodic custom reports based on information obtained from the database. In such cases, the Company identifies performance obligations by evaluating whether the promised goods and services are capable of being distinct and distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined as one performance obligation. Once the Company identifies the performance obligations, the Company will determine the transaction price based on contractually fixed amounts and an estimate of variable consideration. The Company allocates the transaction price to each performance obligation based on relative SSP. Judgment is exercised to determine the SSP of each distinct performance obligation. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Some sources of variable consideration such as refunds, penalties, or allowances will reduce transaction price. These sources of variable consideration are relatively infrequent and generally not significant. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring promised goods or services to a customer. Customers may obtain the control of promised goods or services over time or at a point in time. The Company recognizes revenue net of sales taxes remitted to government authorities. In general, transaction price is determined by estimating the fixed amount of consideration to which the Company is entitled for transfer of goods and services and all relevant sources and components of variable consideration. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently.
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
The Company enters into a limited number of monetary contracts with multichannel video programming distributors ("MVPDs") that involve both the purchase and sale of services with a single counterparty. The Company assesses each contract to determine if the revenue and expense should be presented gross or net. In some instances, the Company may provide free distinct goods or services as a form of non-cash consideration to the counterparty. The Company recognizes revenue for these contracts to the extent that SSP is established for distinct services provided. Any excess consideration above the established SSP of services is presented as an offset to cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss.
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
Other Income (Expense), Net
The following is a summary of other income (expense), net:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Change in fair value of financing derivatives	$10,287	$5,100	$(14,226)
Change in fair value of warrants liability	4,894	(2,411)	—
Change in fair value of interest make-whole derivative	(871)	—	—
Change in fair value of investment in equity securities	—	(2,324)	1,443
Transition services agreement income	—	534	9,029
Other	244	755	2,290
Total other income (expense), net	$14,554	$1,654	$(1,464)
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
The Company issues stock options with a vesting period based solely upon the passage of time (service vesting). In considering expected exercise behavior the Company applies the simplified method for plain-vanilla options due to the lack of significant historical exercise experience. For non-employee options that do not qualify as plain-vanilla the Company generally elects to apply the contractual term of the award.
The Company issues RSU awards with restrictions that lapse upon the passage of time (service vesting), achieving performance targets, fulfillment of market conditions or a combination thereof. For those RSU awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with performance conditions only, or performance and service conditions, the Company starts recognizing compensation cost over the remaining service period when it is probable the performance conditions will be met. Stock awards that contain performance vesting conditions are excluded from diluted earnings per share ("EPS") computations until the contingency is met as of the end of that reporting period.
For awards with market conditions, the Company recognizes compensation cost over the remaining service period, with the effect of the market condition reflected in the calculation of the award's fair value at the grant date. The Company values awards with market conditions using certain valuation techniques, such as a Monte Carlo simulation analysis. The Company determines the requisite service period based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the number of shares that would be issued based on the current market price at the end of the period being reported on, if their effect is dilutive.
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
In December 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The Company determined the effects of certain provisions, including but not limited to: a reduction in the corporate tax rate from 35% to 21%, a limitation of the deductibility of certain officers' compensation, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse or "BEAT") on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or "GILTI"). As part of its GILTI review, the Company has determined that it will account for GILTI income as it is generated (i.e., treat it as a period expense). Given the Company's loss position in the U.S. and the valuation allowance recorded against its U.S. net deferred tax assets, these provisions have not had a material impact on the Company's consolidated financial statements.
Loss Per Share
Basic net loss per common share excludes dilution for potential Common Stock issuances and is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. 250,000 shares of Common Stock issuable upon the exercise of warrants ("penny warrants") were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants in April 2019. In periods with a reported net loss, the effect of anti-dilutive stock options, stock appreciation rights, restricted stock units, senior secured convertible notes and warrants are excluded and diluted loss per share is equal to basic loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Years Ended December 31,
	2020	2019	2018
Stock options, stock appreciation rights, restricted stock units, senior secured convertible notes and warrants	16,724,946	12,443,032	8,392,748
Comprehensive Loss
Comprehensive loss consists of net loss and foreign currency translation adjustments.
Accounting Standards Recently Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes and modifies certain disclosure requirements under Topic 820. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company adopted the new standard effective January 1, 2020, and the standard did not have a material impact on the Consolidated Financial Statements or related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's financial assets held at amortized cost include certificates of deposit, accounts receivable and contract assets. The Company adopted the new standard effective January 1, 2020, and the standard did not have a material impact on the Consolidated Financial Statements or related disclosures based on historical collection trends, the financial condition of payment partners, and external market factors.
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
3. Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company attributes revenue to geographical markets based on the location of the customer. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Years Ended December 31,
(In thousands)	2020	2019	2018
By solution group:
Ratings and Planning (1)	$253,652	$271,623	$285,355
Analytics and Optimization (1)	69,080	74,725	92,380
Movies Reporting and Analytics	33,304	42,297	41,747
Total	$356,036	$388,645	$419,482
By geographical market:
United States	$310,717	$336,087	$359,379
Europe	27,447	30,619	34,623
Latin America	6,275	10,326	13,179
Canada	7,046	7,046	7,882
Other	4,551	4,567	4,419
Total	$356,036	$388,645	$419,482
By timing of revenue recognition:
Products and services transferred at a point in time	$77,398	$93,036	$113,583
Products and services transferred over time	278,638	295,609	305,899
Total	$356,036	$388,645	$419,482
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
Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of December 31,
(In thousands)	2020	2019
Accounts receivable, net	$69,379	$71,853
Current and non-current contract assets	4,037	1,035
Current and non-current contract costs	430	799
Current contract liabilities	58,529	58,158
Current customer advances	12,477	9,886
Non-current contract liabilities	4,156	291
Current and non-current contract assets as of December 31, 2020 increased from the prior year due primarily to the Company providing payment deferrals, in exchange for contract extensions, on certain of its movies contracts because of theater closures as a result of the COVID-19 pandemic. Non-current contract liabilities as of December 31, 2020 increased from the prior year due primarily to a large upfront payment received on a new multi-year contract.

Significant changes in the current contract liabilities balances are as follows:

	Contract Liability (Current)
	Years Ended December 31,
(In thousands)	2020	2019
Revenue recognized that was included in the opening contract liabilities balance	$(53,226)	$(58,918)
Cash received or amounts billed in advance and not recognized as revenue	50,836	53,881
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2020, approximately $210 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 63% of these remaining performance obligations in 2021, and approximately 28% in 2022, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
For the years ended December 31, 2020, 2019 and 2018, amortized and expensed contract costs were $1.4 million, $1.9 million and $2.3 million, respectively.
4.Debt
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
The Notes mature on January 16, 2022. As described in Footnote 1, Organization, and Footnote 16, Subsequent Events, on March 9, 2021, the Company's stockholders approved Transactions for which the proceeds will be used to repay the Notes prior to maturity.
Based upon the determination of the Conversion Price, interest on the Notes accrued at 6.0% per year through January 30, 2019. On January 30, 2019, the interest rate reset to 12.0% through January 30, 2020. On January 30, 2020, the interest rate reset and remained at 12.0% through February 1, 2021. On February 1, 2021, the interest rate was determined to remain at 12.0% through maturity based on the reset calculation. The interest rate reset feature of the Initial Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:
•Credit Adjusted Discount Rate: The Company estimated a market-based discount rate of 25.0%.
•Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.
•Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 41.3% as of the valuation date.
•Term: Based on the time period of the Notes maturity, 4 years.
•Risk Free Rate: Assumed to be 2.2% based on the Federal Reserve bond yield.
Based upon the modified convertible bond model utilized by management, the fair value of the interest rate reset feature was determined to be $6.4 million as of January 16, 2018 and was recognized as an issuance discount for the Initial Notes at inception.

Interest on the Initial Notes is payable on a quarterly basis in arrears beginning on April 1, 2018, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock (the "PIK Interest Shares"). Any PIK Interest Shares so issued will be valued at the arithmetic average of the VWAP of the Common Stock on each trading day during the 10 consecutive trading days ending immediately preceding the applicable interest payment date. On each of January 2, 2020, April 1, 2020 and July 1, 2020, the Company paid quarterly accrued interest of $6.1 million in cash. On October 1, 2020, the Company paid quarterly accrued interest of $6.1 million through the issuance of 1,474,201 PIK Interest Shares and $3.1 million in cash. On January 25, 2021, the Company paid its quarterly accrued interest of $6.1 million through the issuance of 2,802,454 PIK Interest Shares. The interest paid on January 25, 2021 was classified within other non-current liabilities in the Consolidated Financial Statements as of December 31, 2020. For the remaining interest payment from January 1, 2021 through the closing of the Transactions, the Company intends to pay interest due through the issuance of PIK Interest Shares.
Management evaluated the Notes Option and determined that it met the definition of a derivative as it represented a written option. The Notes Option qualified for liability treatment and was initially measured at fair value, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the Notes Option, management utilized an option pricing model as the option represents a put option that gains value as the underlying asset (Common Stock) decreases in value. The following key assumptions were utilized in the Company's estimate of the fair value of the Notes Option derivative:
•Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.
•Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 38.4% as of the valuation date.
•Term: Based on the time period of the Notes Option, 6 months.
•Risk Free Rate: Assumed to be 1.6% based on the Federal Reserve bond yield with a term commensurate with the remaining life of the Notes Option.
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
The Initial Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Initial Notes for cash at a price determined in accordance with the terms of the Initial Notes (the "make-whole change of control redemption"). Management evaluated this make-whole change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Initial Notes. The make-whole change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a probability-adjusted binomial lattice model to determine the fair value of the make-whole change of control derivative, with the following key assumptions:
•Probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.
•Term: Based on the time period of the feature, 4 years.
•Risk Free Rate: Assumed to be 2.2% based on the U.S. Treasury bonds on the valuation date with a term commensurate with the remaining life of the change of control derivative.
Based on the binomial lattice model, the Company determined the fair value of the make-whole redemption provision as of January 16, 2018 to be $4.4 million. The fair value was recognized as an issuance discount of the Initial Notes at inception. See "Notes Modifications" below.
The Notes contain certain affirmative and restrictive covenants with which the Company must comply, including (i) covenants with respect to limitations on additional indebtedness, (ii) limitations on liens, (iii) limitations on certain payments, (iv) maintenance of certain minimum cash balances (currently $40.0 million), and (v) the timely filing of certain disclosures with the SEC. The Company is in compliance with its debt covenants as of December 31, 2020.
In connection with the issuance of the Initial Notes, the Company also agreed to issue to Starboard warrants to purchase 250,000 shares of Common Stock at a price of $0.01 per share, as adjusted pursuant to the terms of the warrants. The warrants were issued on October 12, 2018 and were exercisable for five years from the date of issuance. The Company valued the warrants using the Black-Scholes model, with the following key assumptions:
•Stock Price: The stock price was measured using fair value of the Common Stock on the closing date of the Initial Notes issuance, January 16, 2018, which was $24.45 per share.
•Volatility: The Company determined volatility to be 39.6% based on the historical volatility of its Common Stock daily volume weighted average price with a look-back period commensurate with the term of the warrants.
•Risk Free Rate: Assumed to be 2.4% based on U.S. Treasury bonds on the valuation date with a 5-year term.
•Dividend Yield: Assumed to be zero based on the historical payout history of the Company.

Based on the Black-Scholes model, the Company determined that the fair value of the warrants as of January 16, 2018 was $6.1 million. The Company recorded the warrants at allocated proceeds of $5.7 million, less allocated issuance costs of $0.2 million, as additional paid-in capital.
The cash proceeds and Common Stock received by the Company in exchange for the Initial Notes were net of a $20.1 million issuance discount and $4.6 million in third party deferred financing costs.
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
Issuance and Sale of Option Notes
On May 17, 2018, the Notes Option was exercised by Starboard, pursuant to which the Company issued and sold to Starboard $50.0 million of Option Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock valued at $35.0 million. Based upon the fair value of the Common Stock on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share, the difference of $4.6 million was recorded as an issuance discount to the Option Notes. The Option Notes have the same terms, including maturity, interest rate, convertibility, and security, as the Initial Notes, except with regard to the date from which interest began to accrue thereon, which was May 17, 2018. Upon the exercise of the Notes Option, the derivative liability recorded for the Notes Option at inception was settled. Management determined the fair value of the Notes Option immediately prior to settlement utilizing an option pricing model using the following key assumptions:
•Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share.
•Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 26.3% as of the valuation date.
•Term: Based on the time period of the expected exercise of the Notes Option, 0.16 years.
•Risk Free Rate: Assumed to be 1.8% based on the Federal Reserve bond yield with a term commensurate with the remaining life of the Notes Option.
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
The interest rate reset feature of the Option Notes was determined by management to be a derivative instrument that qualifies for liability treatment. The derivative instrument is initially measured at fair value and classified as a liability on the balance sheet, with subsequent changes in fair value being recorded in earnings. To determine the fair value of the interest rate reset feature, management utilized a "with-and-without" convertible bond model, modified to incorporate the interest rate reset feature, using the following key assumptions:
•Credit Adjusted Discount Rate: The Company estimated a market-based discount rate of 24%.
•Stock Price: The stock price was measured using the fair value of the Common Stock on the closing date of the Option Notes issuance, May 17, 2018, which was $21.75 per share.
•Volatility: Based on the historical volatility of the Company's Common Stock, determined to be 42.6% as of the valuation date.

•Term: Based on the time period of the Option Notes maturity, 3.7 years.
•Risk Free Rate: Assumed to be 2.8% based on the Federal Reserve bond yield.
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
The Option Notes contain redemption provisions whereby, upon the occurrence of certain change of control transactions, a holder would have the right to require the Company to redeem all or any portion of such holder's outstanding Option Notes for cash at a price determined in accordance with the terms of the Option Notes. Management evaluated the make-whole change of control redemption feature and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Option Notes. The make-whole change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a probability-adjusted binomial lattice model to determine the fair value of the make-whole change of control derivative, with the following key assumptions:
•Probability: The Company utilized a range between 0% and 10% to estimate the likelihood of occurrence.
•Term: Based on the time period of the feature, 3.7 years.
•Risk Free Rate: Assumed to be 2.8% based on U.S. Treasury bonds on the valuation date with a term commensurate with the remaining life of the change of control derivative.
Based on the binomial lattice model, the Company determined the fair value of the make-whole redemption provision as of May 17, 2018 to be $1.2 million. The fair value was recognized as an issuance discount of the Option Notes at inception. See "Notes Modifications" below.
The cash proceeds and Common Stock received by the Company in exchange for the Option Notes were net of a $3.1 million issuance discount and $0.2 million in third-party deferred financing costs.
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
On November 6, 2019, the Company and Starboard entered into an additional amendment to the Notes. The terms of the Notes were amended to provide the Company with an optional redemption right, whereby, in connection with a qualifying change of control pursuant to documentation entered into no later than August 5, 2020, the Company had the right to redeem the Notes in full in cash at a price equal to the sum of (i) the aggregate outstanding principal amount of the Notes, as of the consummation of the qualifying change of control, (ii) accrued interest, (iii) any other amounts owed pursuant to the Notes, and (iv) a 20% premium on the aggregate outstanding principal amount of the Notes (the "qualifying change of control redemption"). The amendment also provided for an adjustment to the minimum cash balance required to be maintained by the Company. Upon execution of documentation providing for a qualifying change of control, the $40.0 million minimum cash balance would be reduced, on a dollar for dollar basis, for each dollar of cash interest paid to the holders of the Notes, subject to a $20.0 million minimum, until consummation of the qualifying change in control or, upon termination of the change in control, the shorter of 90 days after such termination or the consummation of a financing that would enable the Company to maintain a minimum cash balance of $40.0 million. The amendment also modified the provisions of the Registration Rights Agreement between the Company and Starboard by revising the grace periods during which the Company would not be obligated to keep applicable registration statements available for use by Starboard.
Management evaluated the qualifying change of control redemption feature, described above, and determined that it represented an embedded derivative that must be bifurcated and accounted for separately from the Notes. The qualifying change of control derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management utilized a discounted cash flow model to determine the fair value of the qualifying change of control derivative, with the following key assumptions:
•Probability: The Company utilized a range between 0% and 5% to estimate the likelihood of occurrence.
•Term: Based on the time period of the feature, 0.7 years.
•Credit Adjusted Discount Rate: The Company estimated a market-based discount rate of 25.0%.
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
The balance of the Notes as of December 31, 2020 and December 31, 2019 was as follows:

			As of
			December 31, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(8,200)	$(1,523)	$143,777
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(1,298)	(84)	49,118
Total			$204,000	$(9,498)	$(1,607)	$192,895

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Issuance Discount	Deferred Financing Costs	Net Carrying Value
Initial Notes, due January 16, 2022	12.0%	18.8%	$153,500	$(14,703)	$(2,706)	$136,091
Option Notes, due January 16, 2022	12.0%	14.9%	50,500	(2,365)	(151)	47,984
Total			$204,000	$(17,068)	$(2,857)	$184,075
Due to the interest rate reset feature of the Notes, the potential future cash flows associated with the Notes were variable prior to the final interest rate reset on February 1, 2021. Accordingly, the accretion schedule of debt discount and the amortization schedule of deferred financing costs were updated annually to reflect periodic changes in the future cash flows using the effective interest rate on a prospective basis.
The Company amortized $1.2 million in deferred financing costs and accreted $7.6 million in issuance discount related to the total outstanding long-term debt during the year ended December 31, 2020. The Company amortized $1.1 million in deferred financing costs and accreted $6.2 million in issuance discount related to the total outstanding long-term debt during the year ended December 31, 2019.
The estimated fair value of the Notes, using Level 3 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, was $191.8 million as of December 31, 2020.
Potential Rights Offering
Under the January 16, 2018 agreements with Starboard, the Company has the right to conduct a rights offering (the "Rights Offering") for up to $150.0 million in senior secured convertible notes (the "Rights Offering Notes"). Subject to the terms of the Rights Offering, if undertaken, the Company would distribute to all of the Company's stockholders rights to acquire Rights Offering Notes. Stockholders who elect to participate in the Rights Offering could elect to have up to 30% of the Rights Offering Notes they acquire pursuant thereto delivered through the sale to or exchange with the Company of shares of Common Stock, with the per share value thereof equal to the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering. The Rights Offering Notes would be substantially similar to the Notes, except, among other things, with respect to: (i) the date from which interest thereon would begin to accrue and the maturity date thereof (which would be 4 years from the date of issuance of the Rights Offering Notes) and (ii) the conversion price thereof, which would be equal to 130% of the closing price of the Common Stock on the last trading day immediately prior to the commencement of the Rights Offering (subject to a conversion price floor of $28.00 per share). Starboard also agreed to enter into one or more backstop commitment agreements, pursuant to which Starboard would backstop up to $100.0 million in aggregate principal amount of Rights Offering Notes through the purchase of additional Notes, with such backstop obligation reduced by the amount of Option Notes purchased ($50.0 million). The Company is not obligated to undertake the Rights Offering, and the Company does not intend to do so.
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
Registration of Underlying Shares
Pursuant to the Registration Rights Agreement with Starboard, the Company filed a registration statement on Form S-1 with the SEC allowing for the resale of the shares of Common Stock underlying the Notes, potential PIK Interest Shares, and warrants. In conjunction with this registration, WPP exercised its right to have its shares of Common Stock included in the registration statement. The registration statement on Form S-1 was declared effective as of October 16, 2018. For additional information, refer to Footnote 13, Related Party Transactions.
On May 28, 2019, the Company filed a registration statement on Form S-3 with the SEC allowing for the resale of additional shares of Common Stock underlying the Notes and potential PIK Interest Shares. The previously filed registration statement on Form S-1 was amended to convert into a registration statement on Form S-3, and the amendment was declared effective as of June 24, 2019.
Issuance of Secured Term Note
On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with the Noteholder for the Secured Term Note for aggregate gross proceeds of $13.0 million. The Secured Term Note, which is cash collateralized, matures on December 31, 2021 and has an annual interest rate of 9.75%. Interest is payable in arrears on the last business day of each calendar month commencing on January 31, 2020. As described in Footnote 1, Organization, and Footnote 16, Subsequent Events, on March 9, 2021, the Company's stockholders approved the Transactions, and upon closing of the Transactions, the Company expects to repay the Secured Term Note prior to maturity.
The Secured Term Note contains certain affirmative and restrictive covenants with which Rentrak B.V. must comply, including (i) maintenance of a minimum cash collateral balance of $14.8 million, (ii) provision of certain financial statements, (iii) limitations on additional indebtedness and liens, (iv) limitations on repayment of debt, (v) limitations on repurchase of stock, and (vi) limitations on disposition of assets. Rentrak B.V. is in compliance with the Secured Term Note covenants as of December 31, 2020.

			As of
			December 31, 2020
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.8%	$13,000	$(356)	$12,644

			As of
			December 31, 2019
(In thousands, except interest rates)	Stated Interest Rate	Effective Interest Rate	Face Value	Deferred Financing Costs	Net Carrying Value
Secured Term Note	9.75%	12.2%	$13,000	$(537)	$12,463
The Company amortized $0.3 million in deferred financing costs related to the Secured Term Note during the year ended December 31, 2020.
The estimated fair value of the Secured Term Note, using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the Company's outstanding debt, was $13.4 million as of December 31, 2020.
The Secured Term Note contains a redemption provision whereby, upon the occurrence of certain fundamental transactions, a holder would have the right to require the Company to redeem the Secured Term Note for cash at a price equal to (i) the entire outstanding principal amount, (ii) any accrued and unpaid interest, and (iii) a premium equal to the remaining contractual interest cash flows (the "interest make-whole redemption"). Management evaluated this interest make-whole redemption feature and determined it represented an embedded derivative that must be bifurcated and accounted for separately from the Secured Term Note. The interest make-whole derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. The estimated fair value of the interest make-whole derivative was determined to be negligible as of December 31, 2019.
The estimated fair value of the interest make-whole derivative as of December 31, 2020 was $0.9 million. Refer to Footnote 6, Fair Value Measurements, for further information.
Standby Letters of Credit
In 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of December 31, 2020, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement.

Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The remaining financing obligation of $1.7 million is included within current liabilities on the Consolidated Balance Sheet.
Remaining future minimum cash payments related to the financing obligations under the failed sale-leaseback transaction total $1.4 million as of December 31, 2020 and will be paid during the first half of 2021.
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
The Series B-2 Warrants were exercisable by the holders at any time prior to the 12-month anniversary of the Closing Date, as adjusted pursuant to the terms of the Series B-2 Warrants. The Series B-2 Warrants provided the holders the right to purchase an aggregate of up to 1,121,076 shares of Common Stock at an exercise price equal to $8.92 and could have been exercised for cash only. The Series B-2 Warrants expired on August 3, 2020.
The Series C Warrants were partially prepaid warrants (with a nominal remaining exercise price) that were not exercisable before September 21, 2019 and expire 90 days after the first anniversary of the Closing Date. CVI exercised the Series C Warrants on October 10, 2019. Because the VWAP of the Common Stock as of the date of exercise, discounted by 7.5%, was less than CVI's purchase price for the Initial Shares, the Company was required to issue to CVI a number of shares of Common Stock equal to (i) (x) CVI's purchase price for the Initial Shares divided by (y) 92.5% of the VWAP of the Common Stock leading up to September 21, 2019, subject to a floor of 50.0% of the price per Initial Share, less (ii) the number of Initial Shares issued to CVI on the Closing Date. As a result of this exercise, the Company issued 2,728,513 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Company's Series A Warrants was increased by 2,728,513.
The Series A Warrants are exercisable for a period of five years from the Closing Date and are currently exercisable into 5,457,026 shares of Common Stock, which is equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described above). The exercise price for the Series A Warrants is $12.00. The Series A Warrants may be exercised for cash or through a net settlement feature under certain circumstances.
The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances. Refer to Footnote 16, Subsequent Events, for further information. In addition, if and to the extent the exercise of any warrants would, together with the issuances of the Initial Shares and the shares issued pursuant to the exercise of any other warrants, result in the issuance of 20.0% or more of the outstanding Common Stock of the Company on the Closing Date (the "Exchange Cap"), the Company intends to, in lieu of issuing such shares, settle the obligation to issue such shares in cash.
In addition, CVI will not have the right to exercise any warrants that would result in CVI beneficially owning more than 4.99% of the outstanding Common Stock after giving effect to such exercise. CVI has the right, in its discretion, to raise this threshold up to 9.99% with 60 days' notice to the Company.
Pursuant to the transactions described above, the Company agreed to provide CVI with registration rights relating to the Initial Shares and any shares issuable upon the exercise of the warrants. On June 26, 2019, the Company filed a prospectus supplement to its effective registration statement on Form S-3 to permit the resale of such shares.
Management determined each warrant to be a freestanding financial instrument that qualifies for liability treatment as a result of the net cash settlement feature associated with the Exchange Cap provision. Each warrant is initially measured at fair value and classified as a current liability on the Consolidated Balance Sheets, with subsequent changes in fair value recorded in earnings. To determine the fair value of each warrant, management utilized a Monte Carlo simulation analysis within an option pricing model using the following key assumptions as of the Closing Date:

•Stock price: Measured using the fair value of the Common Stock on the Closing Date, which was $5.57 per share.
•Volatility: The Company determined volatility to be 50.0% based on (i) the historical volatility of the Common Stock daily volume weighted average price with a look-back period commensurate with the term of the warrants and (ii) options-based implied volatility.
•Term: Management determined the term based on the time period of each warrant's maturity, between six months and five years from the Closing Date.
•Change of control probability: The Company utilized a range between 0.0% and 10.0% to estimate the likelihood of occurrence.
•Risk-free rate: Management assumed the risk-free rate to be between 1.7% and 2.1%, based on the U.S. Treasury bonds on the valuation date with terms commensurate with the terms of each warrant.
•Cost of debt: Management assumed the cost of debt to be between 16.7% and 18.7% based on a synthetic credit rating analysis.
•Dividend yield: Management assumed the dividend yield to be zero based on the historical payout of the Company.
Certain estimates above represent Level 3 inputs within the fair value hierarchy. Based on the option pricing valuation model, the Company determined the fair value of the warrants as of the Closing Date to be the following:

(in thousands)	Warrants Liability
Series A Warrants	$3,862
Series B-1 Warrants (1)	328
Series B-2 Warrants (2)	376
Series C Warrants (3)	6,232
Total	$10,798
1) Series B-1 Warrants expired on January 29, 2020. 2) Series B-2 Warrants expired on August 3, 2020. 3) Series C Warrants were exercised on October 10, 2019.
The Company recorded $1.8 million in accrued transaction costs in 2019, of which approximately $0.8 million was allocated to the warrants liability and recorded in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The remaining transaction costs of $1.0 million were recorded in additional paid-in capital in the Consolidated Balance Sheets.
The estimated fair value of the warrants as of December 31, 2020 was $2.8 million. Refer to Footnote 6, Fair Value Measurements, for further information.
2018 Equity and Incentive Compensation Plan
The Company's stockholders approved the 2018 Equity and Incentive Compensation Plan (the "2018 Plan") at the Company's 2018 Annual Meeting and approved an amendment and restatement of the 2018 Plan at the Company's 2020 Annual Meeting. Under the 2018 Plan, as amended and restated, the Company may grant option rights, appreciation rights, restricted stock awards, restricted stock units, performance shares and performance units up to 20,250,000 shares of Common Stock. The aggregate number of shares of Common Stock available will be reduced by: (i) one share of Common Stock for every one share of Common Stock subject to an award of option rights or appreciation rights granted under the 2018 Plan and (ii) two shares of Common Stock for every one share of Common Stock subject to an award other than option rights or appreciation rights granted under the 2018 Plan. If any award granted under the 2018 Plan (in whole or in part) is canceled or forfeited, expires, is settled in cash, or is unearned, the shares of Common Stock subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement, or unearned amount, again be available at a rate of one share of Common Stock for every one share of Common Stock subject to awards of option rights or appreciation rights and two shares of Common Stock for every one share of Common Stock subject to awards other than of option rights or appreciation rights. The Company registered the securities under the 2018 Plan with the SEC effective June 1, 2018. The maximum number of shares available for future issuance under the 2018 Plan as of December 31, 2020 (excluding outstanding awards) is 10,746,533.
Stock Options
The Company's Compensation Committee approved and awarded 50,000 and 925,000 options for the years ended December 31, 2020 and 2019, respectively, under the 2018 Plan to employees and consultants. No options were approved and awarded for the year ended December 31, 2018. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	Years Ended December 31,
	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	57.0%	44.5%	-	52.9%
Risk-free interest rate	1.0%	1.3%	-	2.7%
Expected life of options (in years)	6.00	5.21	-	10.00
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
Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. Options under the Company's plans generally have a contractual term of 10 years and generally must be exercised within 90 days following employee termination.
A summary of the options granted, exercised, forfeited and expired during the years ended December 31, 2020, 2019 and 2018 is presented below:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding as of December 31, 2017	3,444,252	$30.65
Options exercised (1)	(347,752)	15.45
Options expired	(2,050,587)	39.74
Options outstanding as of December 31, 2018	1,045,913	$17.89
Options granted	925,000	5.64
Options exercised	(68,259)	17.44
Options forfeited	(363,687)	15.15
Options outstanding as of December 31, 2019	1,538,967	$11.27
Options granted	50,000	3.67
Options exercised	(75,000)	1.89
Options forfeited	(60,000)	5.38
Options expired	(456,775)	15.92
Options outstanding as of December 31, 2020	997,192	$9.82
Options exercisable as of December 31, 2020	568,025	$16.10
(1) Includes 125,523 options withheld to pay the exercise price for certain exercises during the year ended December 31, 2018.
The following table summarizes information about options outstanding, and exercisable, as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$3.21 - $5.38	450,000	$3.74	8.92	133,333	$6.00	8.88
$10.35 - $19.31	494,360	13.79	3.25	381,860	18.46	1.73
$20.11 - $23.22	46,775	22.33	0.94	46,775	22.33	0.94
$40.80	6,057	40.80	3.62	6,057	40.80	3.62
	997,192	$9.82	5.71	568,025	$16.10	3.37
The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company's Common Stock as of the close of the exercise date. The aggregate intrinsic value for options exercised was $0.1 million, $0.3 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was no intrinsic value for options exercisable or outstanding as of December 31, 2020. The aggregate intrinsic value for all options exercisable was $0.2 million and $0.7 million under the Company's stock plans as of December 31, 2019 and 2018, respectively. The aggregate intrinsic value for all options outstanding was $0.9 million and $0.7 million under the Company's stock plans as of December 31, 2019 and 2018, respectively.

As of December 31, 2020, the total unrecognized compensation expense related to outstanding, but not yet exercisable, options is $0.9 million, which the Company expects to recognize over a weighted-average vesting period of approximately 2.1 years.
Stock Awards
The Company's outstanding stock awards are comprised of RSUs, including time-based, performance-based and market-based RSUs.
During 2020, the Company's Compensation Committee approved and awarded 634,570 time-based RSUs (of which 610,590 RSUs related to the settlement of an accrued 2019 annual incentive plan liability and vested immediately).
During 2019, the Company's Compensation Committee approved and awarded 1,603,866 time-based RSUs (of which 206,108 RSUs related to the settlement of an accrued 2018 annual incentive plan liability) and 975,000 market-based RSUs, which were valued using a Monte Carlo simulation analysis, to employees, directors and consultants of the Company. Of the time-based RSUs, 581,491 vested immediately upon grant. The remaining time-based RSUs generally vest after one to three years contingent on continued service. Market-based awards generally vest over up to ten years based on the achievement of certain stock price hurdles.
During 2018, the Company's Compensation Committee approved and awarded 2,612,457 time-based RSUs, 191,800 performance-based RSUs and 68,151 market-based RSUs under the 2018 Plan to employees, directors and consultants of the Company. Of the time-based RSUs, 1,493,288 vested immediately upon grant, including 165,086 shares related to the compensation of the Company's former CEO as part of his retirement and transition services agreement. The remaining time-based RSUs generally vest after three to four years contingent on continued service, and performance-based RSUs generally vest after three years based on achievement of pre-established revenue and adjusted earnings before interest income, interest expense, income taxes, depreciation and amortization (Adjusted EBITDA) goals. Market-based awards generally vest after three years based on the attainment of certain stock price hurdles.
The estimated forfeiture rate as of December 31, 2020, 2019 and 2018 was 10.0% for non-executive awards. Awards granted to senior executives have an estimated forfeiture rate of zero. Changes in the estimates and assumptions relating to forfeitures and subsequent grants may result in material changes to stock-based compensation expense in the future.
A summary of the stock awards granted, vested and forfeited during the years ended December 31, 2020, 2019 and 2018 is presented as follows. RSU awards with undelivered shares are classified as unvested until the date of delivery of the shares.

Unvested Stock Awards	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2017	779,912	$37.22
Granted	2,872,408	22.53
Vested	(2,077,253)	27.55
Forfeited	(108,932)	29.50
Unvested as of December 31, 2018	1,466,135	$22.62
Granted	2,578,866	7.56
Vested	(854,998)	23.96
Forfeited	(529,767)	18.47
Unvested as of December 31, 2019	2,660,236	$8.42
Granted	634,570	3.66
Vested	(1,363,152)	7.22
Forfeited	(106,417)	20.02
Unvested as of December 31, 2020	1,825,237	$6.99
The aggregate intrinsic value for all unvested RSUs outstanding was $4.5 million, $12.1 million, and $21.3 million as of December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, total unrecognized compensation expense related to unvested RSUs was $5.5 million, which the Company expects to recognize over a weighted-average vesting period of approximately 4.4 years.
Preferred Stock
The Company has 5,000,000 shares of $0.001 par value preferred stock authorized; no shares have been issued or were outstanding as of December 31, 2020 and 2019. Refer to Footnote 16, Subsequent Events.

6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	December 31, 2020				December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$11,928	$—	$—	$11,928	$24,327	$—	$—	$24,327
Certificates of deposit (2)	—	—	—	—	—	1,009	—	1,009
Total	$11,928	$—	$—	$11,928	$24,327	$1,009	$—	$25,336

Liabilities:
Financing derivatives: no hedging designation (3)
Interest rate reset	$—	$—	$11,300	$11,300	$—	$—	$18,800	$18,800
Make-whole change of control	—	—	—	—	—	—	1,600	1,600
Qualifying change of control	—	—	—	—	—	—	1,187	1,187
Warrants issued: (4)
Series A	—	—	2,831	2,831	—	—	7,508	7,508
Series B-2	—	—	—	—	—	—	217	217
Secured term note: (5)
Interest make-whole derivative	—	—	871	871	—	—	—	—
Total	$—	$—	$15,002	$15,002	$—	$—	$29,312	$29,312
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. Dollar-denominated money market instruments with maturities less than three months.
(2) The Company's certificates of deposit are recorded at their face value which approximates their fair value.
(3) The fair values of the financing derivatives are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. The fair value of the make-whole change of control derivative was estimated as negligible as of December 31, 2020. The qualifying change of control derivative expired on August 5, 2020.
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
(5) The fair values of embedded derivatives within the secured term note are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. The interest make-whole derivative is classified within other current liabilities in the Consolidated Financial Statements as of December 31, 2020.
The Company did not have any transfers between fair value measurement levels during the periods presented. There were no changes to the Company's valuation methodologies during the years ended December 31, 2020 or 2019, respectively.
The following tables present the changes in the Company's recurring Level 3 fair value measurements for the financing derivatives, warrants liability and interest make-whole derivative for the years ended December 31, 2020 and 2019:

(In thousands)	Financing Derivative Liabilities	Warrants Liability	Interest Make-whole Derivative Liability
Balance as of December 31, 2018	$26,100	$—	$—
Issuances	587	10,798	—
Settlement	—	(5,484)	—
Total (gain) loss included in other income (expense), net (1)	(5,100)	2,411	—
Balance as of December 31, 2019	21,587	7,725	—
Total (gain) loss included in other income (expense), net (2)	(10,287)	(4,894)	871
Balance as of December 31, 2020	$11,300	$2,831	$871
(1) Represents $4.5 million gain due to change in fair value of interest rate reset derivative liability and $0.6 million gain due to change in fair value of the make-whole change of control redemption derivative liability. Represents $3.6 million loss due to change in fair value of the Series A Warrants, and gains of $0.3 million, $0.2 million and $0.7 million due to change in fair value of the Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, respectively. All gains and losses were recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.
(2) Represents $7.5 million gain due to change in fair value of interest rate reset derivative liability, $1.6 million gain due to change in fair value of the make-whole change of control redemption derivative liability, and $1.2 million gain due to change in fair value of the qualifying change of control redemption derivative liability. Represents $4.7 million gain due to change in fair value of the Series A Warrants and $0.2 million gain due to change in fair value of the Series B-2 Warrants. All gains were recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.

The following table displays valuation techniques and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities measured at fair value as of December 31, 2020 and 2019:

	Fair value measurements
	Significant Valuation Technique	Significant Valuation Inputs	December 31, 2020	December 31, 2019
Interest rate reset derivative liability	Discounted cash flow	Discount rate	20.0%	25.0%
		Stock price	$2.49	$4.94
		Volatility	96.9%	74.1%
		Term	1.04 years	2.04 years
		Risk-free rate	0.1%	1.6%

Make-whole change of control redemption derivative liability (1)	Option pricing model	Change of control probability	—%	5.0% - 10.0%
		Term	—	2.04 years
		Risk-free rate	—%	1.6%

Qualifying change of control redemption derivative liability (2)	Discounted cash flow	Change of control probability	—%	5.0%
		Term	—	0.60 years
		Discount rate	—%	25.0%

Warrants liability (3)	Option pricing model	Stock price	$2.49	$4.94
		Volatility	80.0%	65.0%
		Term	3.49 years	0.59 - 4.49 years
		Change of control probability	—%	5.0% - 10.0%
		Risk-free rate	0.2%	1.6% - 1.7%
		Cost of debt	—%	14.7% - 16.0%

Interest make-whole derivative liability	Discounted cash flow	Recapitalization probability	90.0%	—%
		Term	0.25 years	—
		Risk-free rate	0.10%	—%
(1) The probability of a make-whole change of control, and the resulting fair value determination, was estimated to be negligible as of December 31, 2020.
(2) The qualifying change of control redemption derivative liability expired on August 5, 2020.
(3) Warrants liability includes only Series A as of December 31, 2020. Warrants liability includes Series A and Series B-2 as of December 31, 2019.
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
The fair value of the Company's interest make-whole derivative is estimated using forward projections of estimated cash payments at the closing date discounted back to the valuation date at rates commensurate with the estimated remaining term of the related derivative. The primary sensitivity in the interest make-whole derivative liability is driven by the probability, and closing date, of a fundamental transaction which includes, but is not limited to, a recapitalization of the Company.

7.Property and Equipment

	As of December 31,
(In thousands)	2020	2019
Computer equipment	$96,657	$103,604
Capitalized internal-use software	36,489	21,534
Leasehold improvements	15,643	18,453
Computer software (including software license arrangements of $1,611 in 2020 and $936 in 2019)	9,306	8,956
Finance leases	5,541	5,442
Office equipment, furniture, and other	4,130	5,619
Total property and equipment	167,766	163,608
Less: accumulated depreciation and amortization (including software license arrangements of $1,428 in 2020 and $400 in 2019)	(136,793)	(131,915)
Total property and equipment, net	$30,973	$31,693
During 2020, the Company recorded an impairment charge related to certain facility leases and associated leasehold improvements. $1.9 million of this charge was recorded against the property and equipment, net line item in the Consolidated Balance Sheet.
For the years ended December 31, 2020, 2019, and 2018, depreciation expense was $14.1 million, $12.8 million and $17.3 million respectively. In addition, amortization expense from finance leases was $1.7 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively.
The composition of the Company's property and equipment, net between those in the United States and those in other locations as of the end of each year is as follows:

	As of December 31,
(In thousands)	2020	2019
United States	$30,041	$30,556
Latin America	341	251
Europe	333	841
Other	258	45
Total	$30,973	$31,693

8.Leases
The Company has operating leases for real estate and finance leases for computer equipment and automobiles. These leases have remaining lease terms of one year to seven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. As of December 31, 2020, the weighted average remaining lease term for the Company's finance leases and operating leases was 1.70 years and 5.76 years, respectively. As of December 31, 2020, the weighted average discount rate for the Company's finance leases and operating leases was 13.9% and 13.5%, respectively.
The components of lease cost were as follows:

	Years Ended December 31,
(In thousands)	2020	2019
Finance lease cost
Amortization of right-of-use assets	$1,652	$2,413
Interest on lease liabilities	501	518
Total finance lease cost	$2,153	$2,931

Operating lease cost
Fixed lease cost	$12,057	$12,556
Short-term lease cost	824	830
Variable lease cost	1,926	1,986
Sublease income	(2,579)	(1,857)
Total operating lease cost	$12,228	$13,515

Lease costs, net of sublease income, are reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Years Ended December 31,
(In thousands)	2020	2019
Amortization of right-of-use assets
Cost of revenues	$1,212	$1,771
Selling and marketing	176	258
Research and development	175	253
General and administrative	89	131
Total amortization of right-of-use assets	$1,652	$2,413

Operating lease cost
Cost of revenues	$3,532	$3,885
Selling and marketing	4,009	4,192
Research and development	2,609	2,595
General and administrative	2,078	2,843
Total operating lease cost	$12,228	$13,515
During 2020, the Company recorded an impairment charge related to certain facility leases and associated leasehold improvements. $2.8 million of this charge was recorded against the operating right-of-use assets line item in the Consolidated Balance Sheet.
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$493	$471
Operating cash flows from operating leases	11,170	15,546
Right-of-use assets obtained in exchange for lease obligations:
Right-of-use assets obtained in exchange for new finance lease liabilities	$754	$4,049
Right-of-use assets obtained in exchange for new operating lease liabilities	669	397
Maturities of operating and finance lease liabilities as of December 31, 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases
2021	$12,175	$2,201
2022	9,406	1,108
2023	9,796	167
2024	8,798	—
2025	8,442	—
Thereafter	14,283	—
Total lease payments	62,900	3,476
Less: imputed interest	(19,749)	(343)
Total lease liabilities	43,151	3,133
Less: current lease liabilities	(7,024)	(1,922)
Total non-current lease liabilities	$36,127	$1,211
As of December 31, 2020, the Company subleases seven real estate properties. One sublease has a noncancelable term of less than one year. The remaining six subleases are noncancelable and have remaining lease terms of two years to seven years. None of these subleases contain any options to renew or terminate the sublease agreement. Future expected cash receipts from these subleases as of December 31, 2020 were as follows:

(In thousands)	Sublease Receipts
2021	$2,416
2022	2,430
2023	1,522
2024	1,080
2025	808
Thereafter	1,312
Total expected sublease receipts	$9,568

9.Goodwill and Intangible Assets
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
The change in the carrying value of goodwill is as follows:

(In thousands)
Balance as of December 31, 2018	$641,191
Translation adjustments	(501)
Impairment charge	(224,272)
Balance as of December 31, 2019	$416,418
Translation adjustments	1,909
Balance as of December 31, 2020	$418,327
Goodwill	642,599
Accumulated impairment	(224,272)
Total	$418,327
The Company also recorded a $17.3 million impairment charge related to its strategic alliance intangible asset during 2019. Changes in the Company's projected revenue in certain non-U.S. geographic markets due to the changing international competitive landscape as well as significant reductions in international staffing, resulted in a change in the Company's long-term view of the viability of the intangible asset. As such, the Company's assessment yielded that the benefit of the strategic alliance would not be realized. The fair value of the strategic alliance intangible asset was estimated using an income approach resulting in an impairment charge for the full carrying value of the long-lived asset of $17.3 million.
The carrying values of the Company's amortizable acquired intangible assets are as follows:

	As of			As of
	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Acquired methodologies and technology	$148,403	$(106,771)	$41,632	148,386	$(86,771)	$—	$61,615
Customer relationships	40,168	(31,170)	8,998	40,143	(25,864)	—	14,279
Intellectual property	14,379	(12,787)	1,592	14,372	(12,346)	—	2,026
Acquired software	9,287	(9,286)	1	9,287	(7,928)	—	1,359
Panel	3,139	(3,139)	—	3,123	(3,123)	—	—
Trade names	773	(757)	16	768	(691)	—	77
Strategic alliance	—	—	—	30,100	(12,792)	(17,308)	—
Other	600	(499)	101	600	(397)	—	203
Total intangible assets	$216,749	$(164,409)	$52,340	$246,779	$(149,912)	$(17,308)	$79,559
Amortization expense related to intangible assets was $27.2 million, $30.1 million, and $32.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Of the Company's long-lived intangible assets, net, $52.3 million and $79.5 million were generated by or located in the United States as of December 31, 2020 and 2019, respectively.
The weighted-average remaining amortization period by major asset class as of December 31, 2020 is as follows:

(In years)
Intellectual property	3.7
Customer relationships	1.5
Acquired methodologies and technology	1.4
Trade names	0.2
Acquired software	0.1
Other	0.3

The estimated future amortization of intangible assets is as follows:

(In thousands)
2021	$25,038
2022	24,567
2023	2,445
2024	290
Total	$52,340
10.Accrued Expenses

	As of December 31,
(In thousands)	2020	2019
Accrued data costs	$19,375	$19,593
Payroll and payroll-related	14,653	15,412
Accrued interest on senior secured convertible notes	—	6,120
Professional fees	4,848	4,118
Other	9,504	10,264
Total accrued expenses	$48,380	$55,507
11.Commitments and Contingencies
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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly-owned subsidiary, Full Circle Studies, Inc. ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children's Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys' fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California's constitutional right to privacy and intrusion upon seclusion law, New York's deceptive trade practices statute, and Massachusetts' deceptive trade practices and right to privacy statutes. The complaints alleged damages in excess of $5.0 million, with any award to be apportioned among the defendants. On February 26, 2020, the Company and Full Circle reached an agreement with the plaintiffs to settle the complaints in full, with no admission of liability, in return for injunctive relief and payment of the plaintiffs' attorneys fees, to be covered by the Company's insurance. The settlement received preliminary court approval on September 24, 2020; it remains subject to final court approval.
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

12.Income Taxes
The components of loss before income tax (provision) benefit are as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Domestic	$(44,010)	$(316,479)	$(140,298)
Foreign	(3,006)	(23,524)	(15,264)
Total	$(47,016)	$(340,003)	$(155,562)
Income tax provision (benefit) is as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$—	$—	$—
State	45	(42)	(119)
Foreign	847	2,762	1,806
Total	$892	$2,720	$1,687
Deferred:
Federal	$101	$(1,189)	$898
State	238	(3,992)	1,060
Foreign	(329)	1,454	61
Total	$10	$(3,727)	$2,019
Income tax provision (benefit)	$902	$(1,007)	$3,706
A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes	(0.5)%	1.1%	(2.8)%
Other nondeductible items	—%	(0.7)%	(0.5)%
Nondeductible interest and derivatives	(9.7)%	(1.5)%	(4.0)%
Foreign rate differences	(1.8)%	(1.8)%	(2.2)%
Change in valuation allowance	5.9%	(5.3)%	(5.4)%
Stock compensation	(5.5)%	(1.2)%	(5.6)%
Executive compensation	(0.1)%	(0.1)%	(0.3)%
Goodwill impairment	—%	(10.7)%	—%
Subscription receivable	—%	—%	(1.2)%
US tax impact of restructuring	(14.4)%	—%	—%
Other adjustments	1.1%	(0.5)%	(1.0)%
Uncertain tax positions	2.1%	—%	(0.4)%
Effective tax rate	(1.9)%	0.3%	(2.4)%
Income Tax (Provision) Benefit
The Company recognized income tax expense of $0.9 million during the year ended December 31, 2020, which is primarily comprised of current tax expense of $0.8 million related to foreign taxes. Included in total tax expense are income tax adjustments of $8.9 million for permanent differences in the book and tax treatment of certain stock-based compensation, limitations on the deductibility of certain executive compensation, and nondeductible interest expense on debt instruments and associated derivatives. Also included is an adjustment of $11.2 million for a permanent difference related to foreign earnings taxable in the U.S. as a result of a tax restructuring that occurred during the year. These tax adjustments, along with state and local taxes and book losses in foreign jurisdictions where the income tax rate is substantially lower than the U.S. federal statutory rate, are the primary drivers of the annual effective income tax rate.
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
The COVID-19 pandemic has a global reach, and many countries have introduced measures that provide relief to taxpayers in a variety of ways. The Company has evaluated these measures, including the CARES Act in the United States, and has concluded that these did not have a significant impact on its income tax (provision) benefit for the year ended December 31, 2020.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The components of net deferred income taxes are as follows:

	As of December 31,
(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$197,017	$212,253
Lease liability	14,517	16,772
Deferred revenues	14,483	5,095
Deferred compensation	6,138	8,146
Accrued salaries and benefits	3,499	2,406
Tax credits	2,187	2,945
Tax contingencies	1,132	1,127
Allowance for doubtful accounts	776	453
Capital loss carryforwards	263	266
Goodwill	—	2,462
Litigation settlement	—	225
Other	2,550	2,409
Gross deferred tax assets	242,562	254,559
Valuation allowance	(220,115)	(219,607)
Net deferred tax assets	$22,447	$34,952
Deferred tax liabilities:
Lease asset	$(8,829)	$(11,219)
Property and equipment	(5,716)	(5,134)
Intangible assets	(3,495)	(15,202)
Subpart F income recapture	(1,224)	(1,224)
Goodwill	(958)	—
Other	(111)	(86)
Total deferred tax liabilities	(20,333)	(32,865)
Net deferred tax asset	$2,114	$2,087
Tax Valuation Allowance
As of December 31, 2020, and 2019, the Company had a valuation allowance of $220.1 million and $219.6 million, respectively, against certain deferred tax assets. The valuation allowance relates to the deferred tax assets of the Company's U.S. entities, including federal and state tax attributes and timing differences, as well as the deferred tax assets of certain foreign subsidiaries. The increase in the valuation allowance during 2020 is primarily related to the pre-tax losses generated in the U.S. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the

Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, the Company may recognize income tax expense in the period such determination is made to increase the valuation allowance. It is possible that such reduction of or addition to the Company's valuation allowance may have a material impact on the Company's results from operations.
A summary of the deferred tax asset valuation allowance is as follows:

	As of December 31,
(In thousands)	2020	2019
Beginning Balance	$219,607	$200,366
Additions	737	19,832
Reductions	(229)	(591)
Ending Balance	$220,115	$219,607
Net Operating Loss and Credit Carryforwards
As of December 31, 2020, the Company had federal and state net operating loss carryforwards for tax purposes of $578.5 million and $1,360.7 million, respectively. These net operating loss carryforwards will begin to expire in 2023 for federal income tax purposes and 2021 for state income tax purposes. The federal and certain state net operating losses generated after December 31, 2017 have an indefinite carryforward period. As of December 31, 2020, the Company had an aggregate net operating loss carryforward for tax purposes related to its foreign subsidiaries of $5.1 million, which will begin to expire in 2024.
As of December 31, 2020, the Company had research and development credit carryforwards of $3.2 million which begin to expire in 2025.
Under the provisions of Internal Revenue Code Section 382, certain substantial changes in the Company's ownership may result in a limitation on the amount of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable. A significant portion of the Company's net operating loss carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code, and the Company anticipates that the Transactions will trigger further limitations. Additionally, despite the net operating loss carryforwards, the Company may have a future tax liability due to foreign tax or state tax requirements.
Foreign Undistributed Earnings
As of December 31, 2020, the Company has certain foreign subsidiaries with accumulated undistributed earnings. The TCJA allows for a dividend received deduction resulting in no material U.S. federal income tax upon repatriation of these earnings. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund its international operations and therefore has not accrued any foreign withholding taxes or state income taxes.
Uncertain Tax Positions
For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the financial statements. The Company has unrecognized tax benefits, which are tax benefits related to uncertain tax positions which have been or will be reflected in income tax filings that have not been recognized in the financial statements due to potential adjustments by taxing authorities in the applicable jurisdictions. The Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $0.7 million and $1.6 million as of December 31, 2020 and 2019, respectively. The remaining unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate are $2.0 million, $2.3 million and $2.5 million as of December 31, 2020, 2019 and 2018, respectively, and include the federal tax benefit of state deductions. The Company anticipates a negligible amount of unrecognized tax benefits will reverse during the next year due to the expiration of statutes of limitation.

Changes in the Company's unrecognized income tax benefits are as follows:

	As of December 31,
(In thousands)	2020	2019	2018
Beginning balance	$2,400	$2,560	$2,508
Increase related to tax positions of prior years	47	14	167
Increase related to tax positions of the current year	51	53	90
Decrease related to tax positions of prior years	(5)	(84)	(106)
Decrease due to lapse in statutes of limitations	(415)	(143)	(99)
Ending balance	$2,078	$2,400	$2,560
The Company recognizes interest and penalties related to income tax matters in income tax expense. As of December 31, 2020 and 2019, accrued interest and penalties on unrecognized tax benefits were $0.1 million and $0.7 million, respectively. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. For income tax returns filed by the Company, the Company is generally no longer subject to U.S. federal examinations by tax authorities for years prior to 2017 or state and local tax examinations by tax authorities for years prior to 2016. The Company is no longer subject to examination by tax authorities in the Netherlands for years prior to 2014. However, tax attribute carryforwards may still be adjusted upon examination by tax authorities.
13.Related Party Transactions
Transactions with WPP
As of December 31, 2020 (based on public filings), WPP owned 11,319,363 shares of the Company's outstanding Common Stock, representing 15.5% ownership in the Company. On July 19, 2018, the Company filed a registration statement on Form S-1 with the SEC for the purpose of registering the shares of Common Stock owned by WPP in order to fulfill the Company's contractual obligations under a stockholders' rights agreement entered into by the Company and WPP in 2015. Refer to Footnote 4, Debt for more information. The Company provides WPP, in the normal course of business, services amongst its different products and receives various services from WPP supporting the Company's data collection efforts.
In 2015, there were a series of business and asset acquisitions and sales and issuances of Common Stock between the Company and WPP (giving rise to the stockholders' rights agreement described above) as well as a Subscription Receivable agreement that the Company entered into with GroupM, a WPP subsidiary.
In 2016, as part of the Company's merger with Rentrak Corporation, the Company acquired contracts with WPP wholly-owned subsidiaries which were also included as a Subscription Receivable.
The Subscription Receivable was recorded as contra equity within additional paid-in capital on the Consolidated Statements of Stockholders' Equity. As cash was received on the Subscription Receivable, additional paid-in capital was increased by the amount of cash received and the Company recognized imputed interest income. Upon fully utilizing the Subscription Receivable in September 2018, the Company began recognizing revenue as products and services were delivered under the respective agreements. Total revenue recognized under these agreements was $6.6 million, $8.3 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to collect browsing and demographic data for individual participating households. The agreement provides that the Company makes payments to Lightspeed of approximately $5.4 million per year through December 2025. The agreement is designed to be a comprehensive data collection effort across multiple in-home devices (e.g., television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) for which data is collected and sent to the Company for use in its products. Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
The Company's results from transactions with WPP and its affiliates, as reflected in the Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Revenues	$13,315	$15,858	$11,610
Cost of revenues	10,094	10,455	11,077
General and administrative	316	539	99
Interest income	—	—	343

The Company has the following balances related to transactions with WPP and its affiliates, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2020	2019
Assets
Accounts receivable, net	$4,045	$2,542
Prepaid expenses and other current assets	1,496	1,180
Liabilities
Accounts payable	$2,817	$2,510
Accrued expenses	835	716
Contract liabilities	3,538	1,361
Transactions with Starboard
On January 16, 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than five percent of the Company's outstanding Common Stock. Refer to Footnote 4, Debt, for further information regarding these agreements and the Company's issuance of senior secured convertible notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than five percent of the Company's outstanding Common Stock on January 16, 2018.
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
Included in the Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the senior secured convertible notes of $33.3 million, $30.8 million, and $16.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company has the following balances related to transactions with Starboard, as reflected in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2020	2019
Accrued expenses	$—	$6,120
Senior secured convertible notes	192,895	184,075
Financing derivatives	11,300	21,587
Other non-current liabilities	6,120	—

14.Organizational Restructuring
In June and December 2018, the Company's Board of Directors authorized management to implement reductions in its workforce (less than 10%) and rationalize its portfolio of leased properties due to the reductions in headcount ("2018 Restructuring Plans"). This restructuring effort resulted in the termination of one operating lease, the extension of the lease related to the Company's headquarters, and the sublease of three offices. In connection with the 2018 Restructuring Plans, the Company incurred total exit-related costs of $8.1 million. $10.3 million was recorded in 2018, and $2.2 million was reversed in 2019 related to an employee who ultimately did not exit the Company. These plans were complete as of December 31, 2019.
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

The tables below summarize the balance of accrued restructuring expenses and the changes in the accrued amounts for each period presented.
2018 Restructuring Plans

(In thousands)	Severance pay and benefits	Short-term lease exit and other direct costs	Long-term lease exit and other direct costs	Total
Restructuring expense(1)	$7,145	$1,271	$1,847	$10,263
Payments	(2,652)	(561)	(37)	(3,250)
Foreign exchange	—	(2)	—	(2)
Accrued Balance as of December 31, 2018	$4,493	$708	$1,810	$7,011
Adoption of ASC 842(2)	—	(708)	(1,810)	(2,518)
Restructuring expense(3)	(2,195)	—	—	(2,195)
Payments	(2,298)	—	—	(2,298)
Accrued Balance as of December 31, 2019	$—	$—	$—	$—
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
(3) Restructuring expense decreased due to a reversal of planned executive compensation.
2019 Restructuring Plans

(In thousands)	May 2019 Restructuring Plan	August 2019 Restructuring Plan
Severance pay and benefits related restructuring expense	$3,141	$2,454
Payments	(2,847)	(1,756)
Accrued Balance as of December 31, 2019	294	698
Payments	(294)	(698)
Accrued Balance as of December 31, 2020	$—	$—

15.Quarterly Financial Information (Unaudited)
The following tables summarize quarterly financial data for 2020 and 2019. The Company's results of operations vary and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not necessarily be considered indicative of the results to be expected from any future period.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	2020
	First	Second	Third	Fourth
Revenues	$89,528	$88,566	$87,952	$89,990
Cost of revenues (1)	45,798	44,949	46,466	43,499
Gross profit	43,730	43,617	41,486	46,491
Selling and marketing (1)	19,213	16,007	17,131	17,869
Research and development (1)	10,136	9,765	9,501	9,304
General and administrative (1)	15,543	13,741	12,136	14,363
Amortization of intangible assets	6,918	6,846	6,750	6,705
Impairment of right-of-use and long-lived assets	4,671	—	—	—
Total expenses from operations	56,481	46,359	45,518	48,241
Loss from operations	(12,751)	(2,742)	(4,032)	(1,750)
Interest expense, net	(8,846)	(8,856)	(9,027)	(9,076)
Other income, net	7,194	1,477	4,191	1,692
Gain (loss) from foreign currency transactions	804	(944)	(2,012)	(2,338)
Loss before income taxes	(13,599)	(11,065)	(10,880)	(11,472)
Income tax benefit (provision)	415	664	(241)	(1,740)
Net loss	$(13,184)	$(10,401)	$(11,121)	(13,212)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.15)	$(0.16)	$(0.18)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	70,127,939	70,554,326	71,222,122	72,814,261

(1) Amortization of stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$209	$487	$503	$89
Selling and marketing	609	720	625	272
Research and development	56	375	386	69
General and administrative	1,784	764	1,010	2,115
Total stock-based compensation expense	$2,658	$2,346	$2,524	$2,545

	2019
	First	Second	Third	Fourth
Revenues	$102,294	$96,888	$94,300	$95,163
Cost of revenues (1)	53,407	51,994	47,390	46,831
Gross profit	48,887	44,894	46,910	48,332
Selling and marketing (1)	24,840	23,329	20,421	20,555
Research and development (1)	18,216	16,883	14,064	12,639
General and administrative (1)	19,545	16,932	14,064	15,878
Amortization of intangible assets	8,105	8,076	6,970	6,925
Investigation and audit related	842	2,354	980	129
Impairment of goodwill	—	224,272	—	—
Impairment of intangible assets	—	17,308	—	—
Settlement of litigation, net	—	5,000	(2,100)	—
Restructuring	(70)	2,949	2,270	(1,886)
Total expenses from operations	71,478	317,103	56,669	54,240
Loss from operations	(22,591)	(272,209)	(9,759)	(5,908)
Interest expense, net	(6,759)	(8,242)	(8,175)	(8,350)
Other income (expense), net	2,969	(3,081)	6,733	(4,967)
Gain (loss) from foreign currency transactions	38	(464)	1,194	(432)
Loss before income taxes	(26,343)	(283,996)	(10,007)	(19,657)
Income tax (provision) benefit	(1,171)	4,463	(552)	(1,733)
Net loss	$(27,514)	$(279,533)	$(10,559)	$(21,390)
Net loss per common share:
Basic and diluted	$(0.46)	$(4.61)	$(0.16)	$(0.31)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	59,958,203	60,697,608	64,157,167	69,644,437

(1) Stock-based compensation expense is included in the line items above as follows:
	First	Second	Third	Fourth
Cost of revenues	$848	$636	$396	$(28)
Selling and marketing	1,316	1,087	756	456
Research and development	726	668	469	118
General and administrative	4,063	1,913	1,392	1,879
Restructuring	—	(266)	129	—
Total stock-based compensation expense	$6,953	$4,038	$3,142	$2,425

16.Subsequent Events
On January 7, 2021, the Company entered into separate Securities Purchase Agreements with each of Charter, Qurate and Pine, pursuant to which, at the closing of the Transactions contemplated thereby, the Company will issue and sell (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Series B Convertible Preferred Stock in exchange for $68.0 million. The proceeds of the Transactions will be used to repay the Notes. Additionally, in connection with the closing, the Company expects to repay the Secured Term Note and certain transaction-related expenses with cash from its balance sheet. Refer to Footnote 4, Debt for additional information on the Notes and the Secured Term Note.
The Transactions and related matters were approved by the Company's stockholders on March 9, 2021 and are expected to be completed on or around March 10, 2021. Repayment of the Notes and the Secured Term Note will result in the termination of the affirmative and negative covenants set forth in these instruments, including the Notes covenant requiring maintenance of certain minimum cash balances (currently $40.0 million), and is expected to improve the Company's financial position and liquidity.
The exercise price of the Company's Series A Warrants described in Footnote 5, Stockholders' Equity, is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. As a result of the Transactions described above, the Company expects to adjust the exercise price of the Series A Warrants to the closing price of the Transactions.
Upon closing of the Transactions, the Company expects to record a non-cash charge that will include extinguishment of debt and associated derivatives, issuance of 3.15 million conversion shares to affiliates of Starboard Value LP, and the anti-dilution adjustment to the Series A Warrants described above. The non-cash charge at closing is estimated to range between $15 million and $25 million based on recent trading prices of the Company's Common Stock, but could vary depending on the market price of the Common Stock on the closing date and other variables.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, and their report is included below. Deloitte & Touche LLP has also audited, and issued an unqualified opinion with respect to, our Consolidated Financial Statements for 2020, which opinion is included in Item 8, "Financial Statements and Supplementary Data," of this 10-K.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of comScore, Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 9, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 9, 2021

ITEM 9B.	OTHER INFORMATION
On March 5, 2021, the Company's Compensation Committee and Board of Directors approved the following annual awards for the executive officers and former executive officer named below, based on achievement of goals relating to 2020 revenue and adjusted earnings before interest, taxes, depreciation and amortization, as well as corporate culture objectives and other discretionary considerations. Ms. DiBattiste received a prorated award as set forth in her Separation and Release Agreement dated May 7, 2020. Awards will be paid in a cash lump sum, less applicable deductions and withholdings, on or before April 15, 2021.

Name	Award
William Livek Chief Executive Officer and Executive Vice Chairman	$650,000
Gregory Fink Chief Financial Officer and Treasurer	$292,500
Christopher Wilson Chief Commercial Officer	$450,000
Carol DiBattiste Former Chief Legal and Compliance Officer	$127,913

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding our directors and executive officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business - Executive Officers and Directors." Other information required by Item 10 of Part III, including information regarding any material changes to the process by which security holders may recommend nominees to the Board of Directors, is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. Information required by Item 10 of Part III regarding our Audit Committee is incorporated by reference to the information that will be set forth in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. Information relating to our compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information that will be set forth in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders.
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
Information required by Item 11 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of Part III is incorporated by reference to the information that will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

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

4.1
Form of Senior Secured Convertible Note (Initial Notes), as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 10, 2020) (File No. 001-33520)

4.2
Form of Senior Secured Convertible Note (Option Notes), as amended (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 10, 2020) (File No. 001-33520)

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

4.4	Series A Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.5	Series B-1 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.6	Series B-2 Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.7	Series C Warrant Issued to CVI Investments, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q, filed August 07, 2019) (File No. 001-33520)

4.8
Registration Rights Agreement, dated June 26, 2019, between comScore, Inc and CVI Investments, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K, filed June 26, 2019) (File No. 001-33520)

4.9+	Description of Securities

4.10
Voting Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

4.11
Stockholders Rights Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(3) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.12
Voting Agreement, dated as of February 11, 2015, by and among comScore, Inc., WPP Group USA, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit (d)(4) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

4.13
Registration Rights Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

4.14
First Amendment to Senior Secured Convertible Notes, dated as of May 17, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2018) (File No. 001-33520)

4.15
Second Amendment to Senior Secured Convertible Notes, dated as of August 8, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 9, 2018) (File No. 001-33520)

4.16
Agreement, dated as of November 13, 2018, by and between comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and each of the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 13, 2018) (File No. 001-33520)

4.17
Amendment Agreement, dated November 6, 2019, by and among comScore, Inc., Starboard Value LP and certain affiliates of Starboard Value LP (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 6, 2019) (File No. 001-33520)

4.18
Letter Agreement, dated December 26, 2020, by and among comScore, Inc., Starboard Value and Opportunity Master Fund Ltd. and the other investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 31, 2020) (File No. 001-33520)

4.19
Agreement, dated as of January 7, 2021, by and among comScore, Inc. and certain funds affiliated with or managed by Starboard Value LP (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 0001-33520)

10.1
Patent Purchase, License and Settlement Agreement, dated as of December 20, 2011, by and among comScore, Inc., The Nielsen Company (US) LLC and NetRatings LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.2
Purchase Agreement, dated as of December 20, 2011, by and among comScore, Inc. and The Nielsen Company (US) LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed December 21, 2011) (File No. 001-33520)

10.3
Stock Purchase Agreement, dated as of February 11, 2015, by and among Cavendish Square Holding B.V., WPP Group USA, Inc., CS Worldnet Holding B.V. and comScore, Inc. (incorporated by reference to Exhibit (d)(1) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.4
Strategic Alliance Agreement, dated February 11, 2015, by and between comScore, Inc. and WPP Group USA, Inc. (incorporated by reference to Exhibit (d)(5) to Cavendish Square Holding B.V.'s and WPP plc's Tender Offer Statement on Schedule TO, filed February 20, 2015) (File No. 005-83687)

10.5
Purchase Agreement, dated as of April 1, 2015, by and between comScore, Inc. and Cavendish Square Holding B.V. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed April 3, 2015) (File No. 001-33520)

10.6
Securities Purchase Agreement, dated as of January 16, 2018, by and among comScore, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.7
Guaranty Agreement, dated as of January 16, 2018, made by the subsidiary guarantors signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.8
Pledge and Security Agreement, dated as of January 16, 2018, made by comScore, Inc., the subsidiaries signatory thereto and Starboard Value and Opportunity Master Fund Ltd., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 16, 2018) (File No. 001-33520)

10.9
Deed of Lease between South of Market LLC (as Landlord) and comScore, Inc. (as Tenant), dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 5, 2008) (File No. 001-33520)

10.10
Amendment No. 6 to Deed of Lease, dated as of May 30, 2018, by and between South of Market LLC and comScore, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.11*
2007 Equity Incentive Plan, as amended and restated September 8, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 29, 2014) (File No. 001-33520)

10.12*
Form of Notice of Grant of Stock Option under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.13*
Form of Notice of Grant of Restricted Stock Units under 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, filed April 2, 2007) (File No. 333-141740)

10.14*
comScore, Inc. 2018 Equity and Incentive Compensation Plan (as Amended and Restated Effective as of July 9, 2020) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 15, 2020) (File No. 001-33520)

10.15*	Form of Restricted Stock Units Award Notice for Employees (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.16*
Form of Restricted Stock Units and Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.17*	Form of Restricted Stock Units Award Notice for Directors (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

10.18*	Form of Common Stock Award Notice for Employees (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed June 5, 2018) (File No. 001-33520)

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

10.22*	Form of Change of Control and Severance Agreement (CFO) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.23*
Form of Change of Control and Severance Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on September 10, 2018) (File No. 001-33520)

10.24
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

10.25*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Bryan Wiener (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.26*
Separation Agreement, dated as of March 31, 2019, by and between comScore, Inc. and Sarah Hofstetter (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed April 1, 2019) (File No. 001-33520)

10.27
Securities Purchase Agreement, dated as of June 23, 2019, by and among comScore, Inc. and CVI Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2019) (File No. 001-33520)

10.28*
Letter Agreement, dated November 4, 2019, between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed November 6, 2019) (File No. 001-33520)

10.29*
Separation and General Release Agreement, dated as of November 5, 2019, by and between comScore, Inc. and Joseph Rostock (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.30*
Change of Control and Severance Agreement, executed on September 28, 2015, by and between comScore, Inc. and William Livek (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.31*
Form of Stock Option Grant Notice and Stock Option Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.32*
Form of Deferred Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.33*
Form of Performance Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.34*
Form of Restricted Stock Units Award Agreement under 2018 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2019, filed February 28, 2020) (File No. 001-33520)

10.35*
Separation and Release Agreement, dated as of May 7, 2020, by and between comScore, Inc. and Carol DiBattiste (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 10, 2020) (File No. 001-3520)

10.36*
Form of Compensation Reduction Letter for Executive Officers (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 10, 2020) (File No. 001-33520)

10.37
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.38
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.39
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

21.1+		List of Subsidiaries

23.1+		Consent of Deloitte & Touche LLP

31.1+		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

*	*	Management contract or compensatory plan or arrangement.

+	+	Filed or furnished herewith

ITEM 16.	FORM 10-K SUMMARY
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
March 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Livek	Chief Executive Officer and Executive Vice Chairman	March 9, 2021
William P. Livek	(Principal Executive Officer)

/s/ Gregory A. Fink	Chief Financial Officer and Treasurer	March 9, 2021
Gregory A. Fink	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brent D. Rosenthal	Non-Executive Chairman	March 9, 2021
Brent D. Rosenthal

/s/ Irwin Gotlieb	Director	March 9, 2021
Irwin Gotlieb

/s/ Jacques Kerrest	Director	March 9, 2021
Jacques Kerrest

/s/ Kathleen Love	Director	March 9, 2021
Kathleen Love

/s/ John K. Martin Jr.	Director	March 9, 2021
John K. Martin Jr.