Form 10-Q
period 2021-03-31
COMSCORE, INC.
filed 2021-05-06
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 4, 2021, there were 80,686,147 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for business continuity, financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with financing covenants and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; effects of restructuring, remote work arrangements and other employment actions; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for stabilization, growth and future operations, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These statements are based on expectations and assumptions as of the date of this 10-Q regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause actual events or results to be materially different from any future events or results expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A, "Risk Factors" of this 10-Q and elsewhere within this report; those identified within Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020; and those identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,075	$31,126
Restricted cash	4,797	19,615
Accounts receivable, net of allowances of $1,711 and $2,757, respectively ($1,868 and $4,045 of accounts receivable attributable to related parties, respectively)	61,540	69,379
Prepaid expenses and other current assets ($811 and $1,496 attributable to related parties, respectively)	12,048	16,910
Total current assets	107,460	137,030
Property and equipment, net	30,286	30,973
Operating right-of-use assets	30,656	28,959
Goodwill	417,339	418,327
Intangible assets, net	45,901	52,340
Deferred tax assets	2,787	2,741
Other non-current assets	9,207	7,600
Total assets	$643,636	$677,970
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($7,296 and $2,817 attributable to related parties, respectively)	$36,843	$36,640
Accrued expenses ($6,348 and $835 attributable to related parties, respectively)	50,674	48,380
Contract liabilities ($2,168 and $3,538 attributable to related parties, respectively)	54,472	58,529
Customer advances	14,567	12,477
Warrants liability	12,832	2,831
Current operating lease liabilities	6,551	7,024
Secured term note	—	12,644
Other current liabilities ($935 and $— attributable to related parties, respectively)	5,248	5,750
Total current liabilities	181,187	184,275
Non-current operating lease liabilities	38,212	36,127
Non-current contract liabilities	3,936	4,156
Deferred tax liabilities	1,331	627
Senior secured convertible notes (related party)	—	192,895
Financing derivatives (related party)	—	11,300
Other non-current liabilities ($2,183 and $6,120 attributable to related parties, respectively)	12,379	19,600
Total liabilities	237,045	448,980
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 and zero shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $204,935 as of March 31, 2021 (related parties)	188,183	—
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 and 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of March 31, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value; 275,000,000 and 150,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 87,450,943 shares issued and 80,686,147 shares outstanding as of March 31, 2021, and 79,703,342 shares issued and 72,938,546 shares outstanding as of December 31, 2020	81	73
Additional paid-in capital	1,650,837	1,621,986
Accumulated other comprehensive loss	(9,181)	(7,030)
Accumulated deficit	(1,193,345)	(1,156,055)
Treasury stock, at cost, 6,764,796 shares as of March 31, 2021 and December 31, 2020	(229,984)	(229,984)
Total stockholders' equity	218,408	228,990
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$643,636	$677,970
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues (1)	$90,330	$89,528

Cost of revenues (1) (2) (3) (4)	52,702	45,798
Selling and marketing (2) (3) (4)	17,827	19,213
Research and development (2) (3) (4)	10,353	10,136
General and administrative (2) (3) (4)	14,468	15,543
Amortization of intangible assets	6,439	6,918
Impairment of right-of-use and long-lived assets	—	4,671
Total expenses from operations	101,789	102,279
Loss from operations	(11,459)	(12,751)
Loss on extinguishment of debt (1)	(9,629)	—
Other (expense) income, net	(8,274)	7,194
Interest expense, net (1)	(7,045)	(8,846)
Gain from foreign currency transactions	1,074	804
Loss before income taxes	(35,333)	(13,599)
Income tax (provision) benefit	(1,022)	415
Net loss	$(36,355)	$(13,184)
Net loss available to common stockholders:
Net loss	$(36,355)	$(13,184)
Convertible redeemable preferred stock dividends accrued but not yet paid (1)	(935)	—
Total net loss available to common stockholders	$(37,290)	$(13,184)
Net loss per common share:
Basic and diluted	$(0.49)	$(0.19)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	76,147,342	70,127,939
Comprehensive loss:
Net loss	$(36,355)	$(13,184)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(2,151)	(2,873)
Total comprehensive loss	$(38,506)	$(16,057)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$855	$209
Selling and marketing	955	609
Research and development	642	56
General and administrative	2,485	1,784
Total stock-based compensation expense	$4,937	$2,658

(4) Lease cost, net of sublease income, is included in the line items above as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost
Cost of revenues	$815	$891
Selling and marketing	905	1,099
Research and development	615	601
General and administrative	443	683
Total operating lease cost	$2,778	$3,274

Amortization of right-of-use assets
Cost of revenues	$328	$285
Selling and marketing	49	41
Research and development	40	44
General and administrative	26	20
Total amortization of right-of-use assets	$443	$390
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)
 (In thousands, except share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(36,355)	—	(36,355)
Convertible redeemable preferred stock, net of issuance costs	82,527,609	188,183	—	—	—	—	—	—	—
Convertible redeemable preferred stock dividends accrued but not yet paid	—	—	—	—	—	—	(935)	—	(935)
Interest paid in Common Stock	—	—	4,165,781	4	10,808	—	—	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes	—	—	3,150,000	3	9,605	—	—	—	9,608
Restricted stock units distributed	—	—	442,051	1	—	—	—	—	1
Settlement of restricted stock unit liability	—	—	—	—	7,117	—	—	—	7,117
Amortization of stock-based compensation	—	—	—	—	1,358	—	—	—	1,358
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	—	—	(2,151)
Payments for taxes related to net share settlement of equity awards	—	—	(10,231)	—	(37)	—	—	—	(37)
Balance as of March 31, 2021	82,527,609	$188,183	80,686,147	$81	$1,650,837	$(9,181)	$(1,193,345)	$(229,984)	$218,408

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	(13,184)	—	(13,184)
Foreign currency translation adjustment	—	—	—	(2,873)	—	—	(2,873)
Restricted stock units distributed	157,384	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(15,597)	—	(65)	—	—	—	(65)
Amortization of stock-based compensation	—	—	2,609	—	—	—	2,609
Balance as of March 31, 2020	70,206,917	$70	$1,611,902	$(15,206)	$(1,121,321)	$(229,984)	$245,461
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(36,355)	$(13,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of warrants liability	10,001	(4,651)
Loss on extinguishment of debt	9,629	—
Amortization of intangible assets	6,439	6,918
Stock-based compensation expense	4,937	2,658
Non-cash interest expense on senior secured convertible notes (related party)	4,692	—
Depreciation	4,054	3,384
Accretion of debt discount	1,620	1,769
Non-cash operating lease expense	1,262	1,369
Deferred tax provision	638	42
Amortization expense of finance leases	443	390
Amortization of deferred financing costs	320	348
Change in fair value of financing derivatives	(1,800)	(2,387)
Impairment of right-of-use and long-lived assets	—	4,671
Other	120	492
Changes in operating assets and liabilities:
Accounts receivable	7,326	2,820
Prepaid expenses and other assets	3,119	(1,022)
Accounts payable, accrued expenses and other liabilities	4,970	(9,522)
Contract liabilities and customer advances	(2,085)	2,893
Operating lease liabilities	(1,442)	(1,769)
Net cash provided by (used in) operating activities	17,888	(4,781)

Investing activities:
Capitalized internal-use software costs	(3,535)	(3,872)
Purchases of property and equipment	(157)	(45)
Net cash used in investing activities	(3,692)	(3,917)

Financing activities:
Principal payment and extinguishment costs on senior secured convertible notes (related party)	(204,014)	—
Principal payment and extinguishment costs on secured term note	(14,031)	—
Principal payments on finance leases	(466)	(407)
Principal payments on software license arrangements	(112)	(77)
Payments for taxes related to net share settlement of equity awards	(37)	(65)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (related parties)	188,183	—
Net cash used in financing activities	(30,477)	(549)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(588)	(927)
Net decrease in cash, cash equivalents and restricted cash	(16,869)	(10,174)
Cash, cash equivalents and restricted cash at beginning of period	50,741	66,773
Cash, cash equivalents and restricted cash at end of period	$33,872	$56,599

	As of March 31,
	2021	2020
Cash and cash equivalents	$29,075	$36,927
Restricted cash	4,797	19,672
Total cash, cash equivalents and restricted cash	$33,872	$56,599

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow disclosures:
Interest paid ($— and $6,120 attributable to related party, respectively)	$462	$6,795
Income taxes paid, net of refunds	335	338

Supplemental disclosures of non-cash investing and financing activities:
Interest paid in Common Stock (related party)	$10,812	$—
Conversion shares issued as extinguishment cost on senior secured convertible notes (related party)	9,608	—
Settlement of restricted stock unit liability	7,118	—
Right-of-use assets obtained in exchange for operating lease liabilities	2,977	—
Convertible redeemable preferred stock dividends accrued but not yet paid (related parties)	935	—
Change in accounts payable and accrued expenses related to capital expenditures	553	423
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
•On January 7, 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements"). The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021. At the closing of the Transactions, the Company issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock ("Preferred Stock") in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million. The proceeds from the Transactions were used to repay the Company's senior secured convertible notes. In addition, the Company repaid its secured term note and certain transaction-related expenses with cash from its balance sheet. For additional information on the Transactions and related debt extinguishment, refer to Footnote 4, Debt and Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
•On June 26, 2019, the Company issued 2,728,513 shares of Common Stock and four series of warrants in a private placement to CVI Investments, Inc. ("CVI") in exchange for gross cash proceeds of $20.0 million. On October 14, 2019, the Company issued 2,728,513 shares of Common Stock to CVI upon exercise by CVI of the Series C warrant. On March 10, 2021, upon closing of the Transactions, the exercise price of the Series A warrant was adjusted pursuant to an antidilution provision in the warrant. For additional information, refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Repayment of the senior secured convertible notes and the secured term note strengthened the Company's financial position and resulted in the termination of the affirmative and negative covenants set forth in those instruments, including covenants requiring maintenance of certain minimum cash balances. In addition, repayment eliminated the 12.0% annual interest payable under the senior secured convertible notes, which was replaced by a 7.5% annual dividend payable on the Preferred Stock.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All intercompany transactions and balances are eliminated upon consolidation.
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated

Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"). The Condensed Consolidated Results of Operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2021 or thereafter. All references to March 31, 2021 and 2020 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
Loss on Extinguishment of Debt
The Company applies the provisions of Accounting Standards Codification ("ASC") 470, Debt, to determine whether amendments to, or repayments of, its debt agreements should be accounted for as a modification or extinguishment event. Loss on extinguishment of debt represents the difference between the carrying value of the Company's debt instruments and any consideration paid to its creditors in the form of cash or shares of the Company's Common Stock on the extinguishment date.
In the three months ended March 31, 2021, the Company recorded a $9.6 million loss on debt extinguishment related to the payoff of the senior secured convertible notes (the "Notes") and the secured promissory note (the "Secured Term Note") on March 10, 2021. These transactions are described in Footnote 4, Debt.
Other (Expense) Income, Net

	Three Months Ended March 31,
(In thousands)	2021	2020
Change in fair value of financing derivatives	$1,800	$2,387
Change in fair value of warrants liability	(10,001)	4,651
Other	(73)	156
Total other (expense) income, net	$(8,274)	$7,194
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described in Footnote 1, Organization, the Company issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $188.2 million after deducting issuance costs.
The holders of the Preferred Stock are entitled to cumulative annual dividends to be paid on June 30 of each year. The annual dividend accrues on a daily basis from and including the issuance date of such share, whether or not declared, at a rate of 7.5% per annum. In the event the annual dividends are not paid in cash on the annual payment date, the dividends shall continue to accrue at a dividend rate of 9.5%.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of March 31, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of March 31, 2021 because a deemed liquidation event is not considered probable.
All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements.
Effective January 1, 2021, the Company early adopted Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments, enhances disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity's own equity. This ASU removes from GAAP the separation models for (1) convertible debt with a Cash Conversion Feature and (2) convertible instruments with a Beneficial Conversion Feature. Upon adoption of this new ASU, entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock, unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815, or (2) a convertible debt instrument was issued at a substantial premium.
As a result of the adoption, no embedded features were identified requiring bifurcation under the new model, other than the change of control redemption feature. The Company adopted the standard using the modified retrospective approach. The standard had no impact on the senior secured convertible notes issued by the Company and, as a result, there was no cumulative adjustment recorded upon adoption.
Income Taxes
The Company anticipates the Transactions will trigger limitations on its net operating loss carryforwards under Section 382 of the Internal Revenue Code. As such, the amount of net operating loss carryforwards the Company can use in the future to offset U.S. federal and state taxable income may be limited, resulting in the expiration of a portion of the carryforwards prior to use. Due to the Company's valuation allowance position in the U.S., the required revaluation of its deferred tax assets related to these limited U.S. federal and state net operating loss carryforwards did not have a material impact on the Condensed Consolidated Financial Statements or related disclosures.
Loss Per Share
The Company uses the two-class method to calculate loss per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and participating security holders based on their respective rights to receive dividends as if all undistributed book earnings for the period were distributed.
Basic loss per share is computed by dividing net income attributable to only the common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share includes the impact of share-based compensation to the extent the effect is dilutive.
In periods where a net loss is reported, the anti-dilutive effect of preferred shares, warrants, senior secured convertible notes, stock options, restricted stock units and deferred stock units are excluded and diluted net loss per share is equal to basic net loss per share.
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Preferred stock	19,472,807	—
Warrants	5,457,026	7,308,409
Senior secured convertible notes	4,981,309	6,519,655
Stock options, restricted stock units and deferred stock units	3,614,221	3,158,550
Total	33,525,363	16,986,614
As of March 31, 2021, $0.9 million in dividends have accrued on the Preferred Stock which have not yet been paid. These dividends have been included in calculating the total net loss available to common stockholders used in the calculation of basic and dilutive loss per share.
Impairment of Right-of-use ("ROU") and Long-lived Assets
In the three months ended March 31, 2020, the Company concluded the carrying value of certain facility lease ROU and other long-lived assets may not be recoverable. In its assessment, the Company considered changes in the real estate market related to the COVID-19 pandemic, that led to an increase in the estimated marketing time, and a reduction of expected receipts, for properties on the market for sublease. The Company performed a quantitative asset impairment test using a discounted cash flow model. Certain ROU and related leasehold improvements failed the asset impairment test; and as a result the Company recorded a $4.7 million non-cash impairment charge.
Although the Company believes that the carrying values of its long-lived assets are appropriately stated as of March 31, 2021, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
The table below summarizes the change in balance of the allowance for doubtful accounts:

	Three months ended March 31,
(In thousands)	2021	2020
Beginning Balance	$(2,757)	$(1,919)
Bad debt benefit (expense)	30	(492)
Recoveries	(77)	(44)
Write-offs	1,093	308
Ending Balance	$(1,711)	$(2,147)
Other Accounting Standards Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes primarily by eliminating certain exemptions. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and to delay adoption of the additional disclosures until their effective date. The Company adopted the new standard effective January 1, 2021, which had no impact on the Condensed Consolidated Financial Statements or related disclosures.

3.Revenue Recognition
The following table presents the Company's revenue disaggregated by solution group, geographical market and timing of transfer of products and services. The Company has one reportable segment in accordance with ASC 280, Segment Reporting; as such, the disaggregation of revenue below reconciles directly to its unique reportable segment.

	Three Months Ended March 31,
(In thousands)	2021	2020
By solution group:
Ratings and Planning (1)	$65,806	$63,521
Analytics and Optimization (1)	17,701	15,501
Movies Reporting and Analytics	6,823	10,506
Total	$90,330	$89,528
By geographical market:
United States	$77,774	$77,146
Europe	8,271	7,483
Canada	1,744	1,562
Latin America	1,576	2,020
Other	965	1,317
Total	$90,330	$89,528
By timing of revenue recognition:
Products and services transferred over time	$68,116	$71,917
Products and services transferred at a point in time	22,214	17,611
Total	$90,330	$89,528

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
Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable, net	$61,540	$69,379
Current and non-current contract assets	5,070	4,037
Current and non-current contract costs	127	430
Current contract liabilities	54,472	58,529
Current customer advances	14,567	12,477
Non-current contract liabilities	3,936	4,156
Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liabilities (Current)
	Three months ended March 31,
(In thousands)	2021	2020
Revenue recognized that was included in the opening contract liabilities balance	$(31,891)	$(33,315)
Cash received or amounts billed in advance and not recognized as revenue	30,844	37,116
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2021, approximately $235.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue on approximately 46% of these remaining performance obligations during the remainder of 2021, approximately 31% in 2022, and approximately 11% in 2023, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
As of March 31, 2021 and December 31, 2020, the Company had $0.1 million and $0.4 million, respectively, in capitalized contract costs. For the three months ended March 31, 2021 and 2020, amortized and expensed contract costs were $2.6 million and $0.3 million, respectively.
4.Debt
Senior Secured Convertible Notes and Financing Derivatives
During 2018, the Company entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively, "Starboard"), pursuant to which the Company issued and sold to Starboard a total of $204.0 million in senior secured convertible notes (the "Notes"), which initially accrued interest at 6.0%, as well as warrants to purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock") in exchange for $100.0 million in cash and 4,000,000 shares of Common Stock. The warrants were exercised in full by Starboard on April 3, 2019 for 323,448 shares of Common Stock.
The Notes contained, among other features, an interest rate reset feature which the Company determined represented an embedded derivative that must be bifurcated and accounted for separately from the Notes. This feature reset the interest rate on the Notes based on the trading price of the Company's Common Stock. In January 2019, the interest rate reset to 12.0% where it was scheduled to remain through the contractual maturity of the Notes on January 16, 2022.
Interest on the Notes was payable on a quarterly basis in arrears, at the option of the Company, in cash, or, subject to certain conditions, through the issuance by the Company of additional shares of Common Stock ("PIK Interest Shares"). On January 25, 2021, the Company paid quarterly accrued interest of $6.1 million through the issuance of 2,802,454 PIK Interest Shares. The interest paid was classified within other non-current liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2020.
In connection with the Transactions described in Footnote 1, Organization, the Company used cash proceeds of $204.0 million from the issuance of shares of its Preferred Stock to extinguish the Notes and related financing derivatives on March 10, 2021. The Company also issued 3,150,000 additional shares to Starboard (the "Conversion Shares"), as additional creditor consideration, which were valued at $9.6 million based on the $3.05 closing price of the Company's Common Stock on March 9, 2021. Lastly, the

Company paid interest accrued of $4.7 million for the period from January 1, 2021 to March 10, 2021 through the issuance of 1,363,327 PIK Interest Shares.
The Company adjusted the interest rate reset feature to its fair value on March 10, 2021 immediately prior to extinguishment. The fair value of the interest reset derivative was estimated to be $9.5 million using a discounted cash flow method based on projected incremental cash flows through contractual maturity of the Notes and a credit-adjusted discount rate of 20.0%. The fair value of other financing derivatives embedded within the Notes was determined to be negligible.
The Company recorded a loss on extinguishment of the Notes of $9.3 million for the three months ended March 31, 2021. The loss was comprised of a write-off of unamortized deferred financing costs and issuance discount of $9.2 million and issuance of Conversion Shares of $9.6 million, offset by the derecognition of the interest rate reset derivative liability valued at $9.5 million.
Secured Term Note
On December 31, 2019, the Company's wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties (collectively the "Noteholder") for a secured promissory note (the "Secured Term Note") in exchange for gross proceeds of $13.0 million. The Secured Term Note was scheduled to mature on December 31, 2021, was cash collateralized, and had an annual interest rate of 9.75% that was payable monthly in arrears.
The Secured Term Note included a redemption feature which, upon the occurrence of certain fundamental transactions, would require the Company to redeem the Secured Term Note in full, plus accrued interest, and remit a prepayment premium equal to the remaining contractual interest cash flows (the "interest make-whole redemption"). The Company determined this feature represented an embedded derivative that must be bifurcated and accounted for separately from the Secured Term Note.
In connection with the Transactions described in Footnote 1, Organization, the Company used restricted cash from its balance sheet to extinguish the Secured Term Note and interest make-whole redemption on March 10, 2021, of which $13.0 million and $1.0 million were for principal repayments and settlement of the interest make-whole redemption, respectively.
The Company recorded a loss on extinguishment of the Secured Term Note of $0.3 million for the three months ended March 31, 2021. The loss was due to the write-off of unamortized deferred financing costs. Changes in the fair value of the interest make-whole redemption were recorded to other (expense) income, net and settlement did not impact loss on debt extinguishment.
Letters of Credit
In 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of March 31, 2021, $3.3 million in letters of credit are outstanding and are cash collateralized under the Security Agreement with Wells Fargo Bank, N.A.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement is repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term.
The Company concluded the leaseback would be classified as a financing lease. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The remaining financing liability of $1.2 million is included within other current liabilities on the Condensed Consolidated Balance Sheet.
Remaining future minimum cash payments related to the financing obligations under the failed sale-leaseback transaction total $0.9 million as of March 31, 2021 and are expected to be paid or refinanced during the three months ended June 30, 2021.
5.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021 (the "Closing Date"), in connection with the Transactions described in Footnote 1, Organization, the Company issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $188.2 million after deducting issuance costs.
The Transactions and related agreements include the following rights:
Registration Rights
On the Closing Date, the Company entered into a Registration Rights Agreement (the "RRA") with the holders of the Preferred Stock (together with any other party that may become a party to the RRA), pursuant to which, among other things, and on the terms and subject to certain limitations set forth therein, the Company is obligated to use its reasonable best efforts to prepare and file within 120 days after the Closing Date a registration statement registering the sale or distribution of shares of Preferred Stock or Common Stock held by any holder, including any shares of Common Stock acquired by any holder pursuant to the conversion of the Preferred Stock, and any other securities issued or issuable with respect to any such shares of Common Stock or Preferred Stock by way of share split, share dividend, distribution, recapitalization, merger, exchange, replacement or similar event or otherwise (the "Registrable Securities"). In addition, pursuant to the RRA, the holders have the right to require the Company, subject to certain limitations, to effect a sale of any or all of their Registrable Securities by means of an underwritten offering or an underwritten block trade or bought deal.
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) the quotient of (A) the sum of the initial purchase price and accrued dividends with respect to each share of Preferred Stock divided by (B) the initial purchase price. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of March 31, 2021, each share of Preferred Stock was convertible into 1.005 shares of Common Stock.
At any time after the fifth anniversary of the Closing Date, the Company may elect to convert all of the outstanding shares of Preferred Stock into shares of Common Stock if (i) the closing sale price of the Company's Common Stock is greater than 140% of the conversion price as of such time, as may be adjusted pursuant to the Certificate of Designations, for certain periods, and (ii) the pro rata share of an aggregate of $100.0 million in dividends has been paid with respect to each share of Preferred Stock that was outstanding on the Closing Date and remains outstanding.
As of March 31, 2021, no shares of Preferred Stock have been converted into Common Stock.
Voting Rights
The holders of the Preferred Stock are entitled to vote as a single class with the holders of the Common Stock, with a vote equal to the number of shares of Common Stock into which the Preferred Stock could be converted, except that the conversion rate for this purpose will be equal to the product of the applicable conversion factor and 0.98091271. Each holder of Preferred Stock is subject to a voting threshold, which limits such holder's voting rights in the event that the holder's Preferred Stock represents voting rights that exceed 16.66% of the Company's Common Stock (including the Preferred Stock on an as-converted basis).
Dividend Rights
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances. In addition, after January 1, 2022, such holders are entitled to request, and the Company will take all actions reasonably necessary to pay, a one-time dividend ("Special Dividend") equal to the highest dividend that the Company's Board of Directors determines can be paid at the applicable time (or a lesser amount agreed upon by the holders), subject to additional conditions and limitations set forth in a Stockholders Agreement entered into by the Company and the holders on the Closing Date (the "Stockholders Agreement"). As set forth in the Stockholders Agreement, the Company may be obligated to obtain debt financing in order to effectuate the Special Dividend.
Anti-Dilution Adjustments
The Preferred Stock is subject to anti-dilution adjustment upon the occurrence of certain events, including issuance of certain dividends or distributions to holders of Common Stock, split or combination of Common Stock, reclassification of Common Stock into a greater or lesser number of shares, or certain repurchases of Common Stock, subject to limitations set forth in the Certificate of Designations.
Liquidation Preference and Change of Control Provisions
The Preferred Stock ranks senior to the Common Stock with respect to dividend rights and rights on the distribution of assets in the event of a liquidation, dissolution or winding up of the affairs of the Company, and ranks junior to secured and unsecured indebtedness. The Preferred Stock has a liquidation preference equal to the higher of (i) the initial purchase price, increased by accrued dividends per share, and (ii) the amount per share of Preferred Stock that a holder would have received if such holder, immediately prior to such liquidation, dissolution or winding up of the affairs of the Company, converted such share into Common Stock.
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price equal to the initial purchase price, increased by accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of March 31, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible. To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem the remaining Preferred Stock at a redemption price equal to the initial purchase price, increased by accrued dividends.

As described above, the Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets.
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI, pursuant to which CVI agreed to purchase (i) 2,728,513 shares of Common Stock (the "Initial Shares"), at a price of $7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "CVI Closing Date"). The Series B-1 Warrants and Series B-2 Warrants expired on January 29, 2020 and August 3, 2020, respectively.
The Series C Warrants were exercised on October 10, 2019. As a result of this exercise, the Company issued 2,728,513 shares of Common Stock to CVI on October 14, 2019. In addition, the number of shares issuable under the Company's Series A Warrants was increased by 2,728,513.
The Series A Warrants are exercisable by the holders for a period of five years from the CVI Closing Date and are currently exercisable into 5,457,026 shares of Common Stock, which is equal to the Initial Shares plus the number of shares issued pursuant to the exercise of the Series C Warrants (described above). The exercise price for the Series A Warrants was $12.00 upon issuance but was subsequently adjusted, as described below. The Series A Warrants may be exercised for cash or through a net settlement feature under certain circumstances.
The exercise price for the Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. Upon the issuance of the Preferred Stock, the Company adjusted the exercise price of the Series A Warrants from $12.00 to $2.4719 per share, the closing price of the Transactions.
CVI will not have the right to exercise any warrant that would result in CVI beneficially owning more than 4.99% of the outstanding Common Stock after giving effect to such exercise. CVI has the right, in its discretion, to raise this threshold up to 9.99% with 60 days' notice to the Company. In addition, if and to the extent the exercise of any warrants would, together with the issuances of the Initial Shares and the shares issued pursuant to the exercise of any other warrants, result in the issuance of 20.0% or more of the outstanding Common Stock of the Company on the CVI Closing Date (the "Exchange Cap"), the Company intends to, in lieu of issuing such shares, settle the obligation to issue such shares in cash.
Management determined each warrant to be a freestanding financial instrument that qualifies for liability treatment as a result of net cash settlement features associated with the Exchange Cap provision or upon a change in control. Each warrant is initially measured at fair value and classified as a current liability on the Condensed Consolidated Balance Sheet, with subsequent changes in fair value recorded in earnings. To determine the fair value of each warrant, management utilized an option pricing model supplemented with Monte Carlo analyses in periods with multiple warrants outstanding where certain features resulted in additional valuation complexity.
The estimated fair value of the Series A Warrants as of March 31, 2021 was $12.8 million. The impact of the anti-dilution adjustment, which lowered the exercise price from $12.00 to $2.4719, resulted in $6.9 million of the $10.0 million increase in estimated fair value from December 31, 2020. Refer to Footnote 6, Fair Value Measurements, for information on the Level 3 inputs utilized for the determination of the fair value of the warrants.

6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring basis consist of the following:

	As of				As of
	March 31, 2021				December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$6,928	$—	$—	$6,928	$11,928	$—	$—	$11,928

Liabilities:
Warrants issued: (2)
Series A	$—	$—	$12,832	$12,832	$—	$—	$2,831	$2,831
Financing derivatives: no hedging designation (3)
Interest rate reset	—	—	—	—	—	—	11,300	11,300
Secured term note: (4)
Interest make-whole derivative	—	—	—	—	—	—	871	871
Total liabilities	$—	$—	$12,832	$12,832	$—	$—	$15,002	$15,002
(1) Level 1 cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments with maturities less than three months.
(2) The fair values of the warrants are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements.
(3) The fair values of the financing derivatives are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. Extinguishment of the Notes on March 10, 2021 resulted in derecognition of the interest rate reset derivative liability.
(4) The fair value of the embedded derivative within the Secured Term Note is derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. Extinguishment of the Secured Term Note on March 10, 2021 resulted in settlement of the interest make-whole derivative liability.

There were no changes to the Company's valuation methodologies during the three months ended March 31, 2021 or 2020.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the three months ended March 31, 2021 and 2020, respectively:

(In thousands)	Interest Make-whole Derivative Liability	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2020	$871	$11,300	$2,831
Total losses (gains) included in other (expense) income, net (1)	150	(1,800)	10,001
Settlement or derecognition upon extinguishment of host debt (2)	(1,021)	(9,500)	—
Balance as of March 31, 2021	$—	$—	$12,832
(1) All losses and gains were recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Refer to Footnote 4, Debt for additional information on the extinguishment of the Notes and Secured Term Notes.

(In thousands)	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2019	$21,587	$7,725
Total gains included in other (expense) income, net (1)	(2,387)	(4,651)
Balance as of March 31, 2020	$19,200	$3,074
(1) Represents $1.9 million gain due to change in fair value of interest rate reset derivative liability, $0.5 million gain due to change in fair value of qualifying change of control redemption derivative liability, $4.4 million gain due to change in fair value of the Series A Warrant and $0.2 million gain due to change in fair value of the Series B-2 Warrant. All gains were recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed at the end of the current reporting period, as of March 31, 2021 and December 31, 2020 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	March 31, 2021	December 31, 2020
Warrants liability	Option pricing model	Stock price	$3.66	$2.49
		Exercise price	$2.47	$12.00
		Volatility	85.0%	80.0%
		Term	3.24 years	3.49 years
		Risk-free rate	0.4%	0.2%
The fair value of the Company's warrants liability is estimated using an option pricing model. The primary sensitivity in the valuation of the warrants liability is driven by the Common Stock price at the measurement date and the estimated volatility of the Common Stock over the remaining term.
7.Accrued Expenses

	As of	As of
(In thousands)	March 31, 2021	December 31, 2020
Accrued data costs	$21,707	$19,375
Payroll and payroll-related	16,244	14,653
Professional fees	3,169	4,848
Other	9,554	9,504
Total accrued expenses	$50,674	$48,380
8.Related Party Transactions
Transactions with WPP plc
As of March 31, 2021 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 14.0% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company has a cancelable five-year agreement with Lightspeed, a WPP subsidiary, to collect browsing and demographic data for individual participating households. The agreement provides that the Company makes payments to Lightspeed of approximately $5.4 million per year through December 2025. The agreement is designed to be a comprehensive data collection effort across multiple in-home devices (e.g. television, streaming devices, computers, mobile phones, tablets, gaming devices and wearables) for which data is collected and sent to the Company for use in its products. Lightspeed is paid to manage the operational aspects of panel recruitment, compliance, inventory management, support and collection of panel demographic data.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

	Three months ended March 31,
(In thousands)	2021	2020
Revenues	$3,326	$3,211
Cost of revenues	4,677	2,375

The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	March 31, 2021	December 31, 2020
Assets
Accounts receivable, net	$1,382	$4,045
Prepaid expenses and other current assets	811	1,496
Liabilities
Accounts payable	$2,834	$2,817
Accrued expenses	2,031	835
Contract liabilities	2,122	3,538
Other non-current liabilities	1,336	—
Transactions with Charter, Qurate and Pine
Charter, Qurate and Pine each hold 33.3% of the outstanding shares of Preferred Stock, which are entitled to convert into shares of Common Stock and to vote as a single class with the holders of the Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. In addition, Charter, Qurate and Pine each designated two directors to the Company's Board of Directors (the "Board") in accordance with the Stockholders Agreement.
As of March 31, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock and together were entitled to $0.9 million in accrued dividends payable in cash on June 30, 2021. The accrued dividends are classified within other current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2021.
Concurrent with the closing of the Transactions on March 10, 2021, the Company entered into a ten-year Data License Agreement ("DLA") with Charter Communications Operating, LLC ("Charter Operating"), an affiliate of Charter. Under the DLA, Charter Operating will bill the Company for license fees according to a payment schedule that gradually increases from $10.0 million in the first year of the term to $32.3 million in the tenth year of the term. The Company recognizes expense for the license fees ratably over the term. A portion of the annual license fees is allocated to a base license comparable to the Company's prior license with Charter Operating. The remaining fees are allocated to the additional data sets contemplated by the DLA and the designation and related endorsement of the Company as Charter Operating's preferred data measurement partner for the term.
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

(In thousands)	Three months ended March 31, 2021
Revenues	$339
Cost of revenues	5,145
The Company has the following balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

As of
(In thousands)	March 31, 2021
Assets
Accounts receivable, net	$476
Liabilities
Accounts payable	$4,449
Accrued expenses	4,317
Other non-current liabilities	847
The Company recognized revenues of $0.2 million from transactions with Qurate and its affiliates in the normal course of business during the three months ended March 31, 2021, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the three months ended March 31, 2021.
Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 4, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. As of March 31, 2021, there were no directors remaining on the Board who were designated by Starboard.
In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the Notes of $6.6 million and $8.2 million during the three months ended March 31, 2021 and 2020, respectively.
In connection with the extinguishment of the Notes on March 10, 2021, the Company issued 3,150,000 Conversion Shares to Starboard valued at $9.6 million as discussed in Footnote 4, Debt, which amount was included as a component of loss on extinguishment of debt in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The Company had no outstanding balances related to Starboard as of March 31, 2021. The outstanding balances for the Notes, related financing derivatives, and other non-current liabilities as of December 31, 2020 are reflected in the Condensed Consolidated Balance Sheets.
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
Privacy Class Action Litigation
On September 11, 2017, the Company and a wholly owned subsidiary, Full Circle Studies, Inc., ("Full Circle"), received demand letters on behalf of named plaintiffs and all others similarly situated alleging that the Company and Full Circle collected personal information from users under the age of 13 without verifiable parental consent in violation of Massachusetts law and the federal Children's Online Privacy Protection Act. The letters alleged that the Company and Full Circle collected such personal information by embedding advertising software development kits in applications created or developed by The Walt Disney Company. The letters sought monetary damages, attorneys' fees and damages under Massachusetts law. On June 4, 2018, the plaintiffs filed amended complaints with the U.S. District Court for the Northern District of California adding the Company and Full Circle as defendants in a purported class action (captioned Rushing, et al v. The Walt Disney Company, et al., Case No. 3:17-cv-04419-JD) against Disney, Twitter and other defendants, alleging violations of California's constitutional right to privacy and intrusion upon seclusion law, New York's deceptive trade practices statute, and Massachusetts' deceptive trade practices and right to privacy statutes. The complaints alleged damages in excess of $5.0 million, with any award to be apportioned among the defendants. On February 26, 2020, the Company and Full Circle reached an agreement with the plaintiffs to settle the complaints in full, with no admission of liability, in return for injunctive relief and payment of the plaintiffs' attorneys' fees, to be covered by the Company's insurance. The settlement received preliminary court approval on September 24, 2020. The settlement received final court approval on April 12, 2021.
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
10.Subsequent Events
On May 5, 2021, the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company as guarantors, Bank of America N.A., as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Agreement has a maturity of three years from the closing date of the agreement.
The Revolving Credit Agreement provides a borrowing capacity equal to $25.0 million. The Company may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit. The amount the Company is able to borrow is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
The Company does not have any borrowings or letters of credit outstanding under the Revolving Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events in future periods may differ materially from those anticipated or implied in these forward-looking statements as a result of many factors, including those discussed under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"), under Item 1A, "Risk Factors" in this 10-Q and elsewhere in this 10-Q. See also "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this 10-Q.
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

	Three Months Ended March 31,
	2021		2020
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$90,330	100.0%	$89,528	100.0%
Cost of revenues	52,702	58.3%	45,798	51.2%
Selling and marketing	17,827	19.7%	19,213	21.5%
Research and development	10,353	11.5%	10,136	11.3%
General and administrative	14,468	16.0%	15,543	17.4%
Amortization of intangible assets	6,439	7.1%	6,918	7.7%
Impairment of right-of-use and long-lived assets	—	—%	4,671	5.2%
Total expenses from operations	101,789	112.7%	102,279	114.2%
Loss from operations	(11,459)	(12.7)%	(12,751)	(14.2)%
Loss on extinguishment of debt	(9,629)	(10.7)%	—	—%
Other (expense) income, net	(8,274)	(9.2)%	7,194	8.0%
Interest expense, net	(7,045)	(7.8)%	(8,846)	(9.9)%
Gain from foreign currency transactions	1,074	1.2%	804	0.9%
Loss before income taxes	(35,333)	(39.1)%	(13,599)	(15.2)%
Income tax (provision) benefit	(1,022)	(1.1)%	415	0.5%
Net loss	$(36,355)	(40.2)%	$(13,184)	(14.7)%
Revenues
Our products and services are organized around solution groups that address customer needs. Accordingly, we evaluate revenue around three solution groups:
•Ratings and Planning provides measurement of the behavior and characteristics of audiences of content and advertising across television and digital platforms including connected (Smart) televisions, computers, tablets, mobile devices, and other connected devices. These products and services are designed to help customers find the most relevant viewing audience, whether that viewing is linear, non-linear, online or on-demand.
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
We categorize our revenue along these solution groups; however, our cost structure is tracked at the corporate level and not by our solution groups. These costs include, but are not limited to, employee costs, purchased data, operational overhead, data storage and technology that supports multiple solution groups.
Revenues for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Ratings and Planning (1)	$65,806	72.9%	$63,521	71.0%	$2,285	3.6%
Analytics and Optimization (1)	17,701	19.6%	15,501	17.3%	2,200	14.2%
Movies Reporting and Analytics	6,823	7.5%	10,506	11.7%	(3,683)	(35.1)%
Total revenues	$90,330	100.0%	$89,528	100.0%	$802	0.9%
(1) In the second quarter of 2020, we began classifying revenue from certain new and extended custom agreements for services that utilize our syndicated data set, previously classified under Analytics and Optimization, as Ratings and Planning. The impact was not material to either solution group.
Revenues increased by $0.8 million, or 0.9%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Ratings and Planning revenue is comprised of revenue from our digital, television, and cross-platform products. Ratings and Planning revenue increased by $2.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was driven by higher TV revenue and services related to our international cross-platform offering, partially offset by lower revenue from our syndicated digital products. TV revenues were higher due to new partnerships, increased agency adoption and additional TV data deliveries as part of an expanded relationship with an enterprise customer. We also recorded $2.4 million in revenue for certain cross-platform services delivered in Europe related to the renewal of a multi-year agreement. Syndicated digital revenue was lower primarily due to our smaller and international customers who continue to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 45% and 50% of our Ratings and Planning revenue in the first quarter of 2021 and 2020, respectively.
Analytics and Optimization revenue increased by $2.2 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was related to higher deliveries of custom solutions and Activation, which experienced double-digit year-over-year growth as we continued to bring new solutions to market.
Movies Reporting and Analytics revenue decreased by $3.7 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Revenue continued to be impacted by theater closures, delayed releases and shifts in consumer behavior as a result of the COVID-19 pandemic. While we expect these factors to continue affecting movies revenue in 2021, revenue is expected to improve through the year as major theater chains reopen both domestically and abroad.
Cost of Revenues
Cost of revenues consists primarily of expenses related to producing our products, operating our network infrastructure, the recruitment, maintenance and support of our consumer panels and amortization of capitalized fulfillment costs. These expenses include employee costs for salaries, benefits, stock-based compensation and other related personnel costs of network operations, survey operations, custom analytics and technical support, all of which are expensed as they are incurred. Cost of revenues also includes costs to obtain multichannel video programming distributor ("MVPD") data sets and panel, census based and other data sets used in our products as well as operational costs associated with our data centers, including depreciation expense associated with computer equipment and internally developed software that supports our panels and systems. Additionally, cost of revenues includes allocated overhead, lease expense and other facilities-related costs.

Cost of revenues for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Data costs	$18,303	20.3%	$15,267	17.1%	$3,036	19.9%
Employee costs	10,643	11.8%	10,280	11.5%	363	3.5%
Systems and bandwidth costs	6,835	7.6%	5,758	6.4%	1,077	18.7%
Lease expense and depreciation	4,917	5.4%	3,947	4.4%	970	24.6%
Panel costs	3,913	4.3%	5,116	5.7%	(1,203)	(23.5)%
Sample and survey costs	1,823	2.0%	1,256	1.4%	567	45.1%
Technology	1,511	1.7%	1,447	1.6%	64	4.4%
Professional fees	1,283	1.4%	1,095	1.2%	188	17.2%
Royalties and resellers	425	0.5%	987	1.1%	(562)	(56.9)%
Other	3,049	3.4%	645	0.7%	2,404	372.7%
Total cost of revenues	$52,702	58.3%	$45,798	51.2%	$6,904	15.1%
Cost of revenues increased $6.9 million, or 15.1%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Data costs increased by $3.0 million primarily due to new data licensing costs to increase our data footprint and data rights. Other expenses increased by $2.4 million primarily related to license costs associated with the delivery of our cross-platform products in Europe in connection with the multi-year agreement described above. Systems and bandwidth costs increased $1.1 million primarily due to increases in cloud-based data storage and bandwidth capacity. Offsetting these increases were lower panel costs primarily due to lower recruitment and support costs for our mobile panels, and lower royalty and reseller costs due to fewer sales of certain revenue-sharing products.
Selling and Marketing
Selling and marketing expenses consist primarily of employee costs for salaries, benefits, commissions, stock-based compensation and other related costs for personnel associated with sales and marketing activities. It also includes costs related to online and offline advertising, industry conferences, promotional materials, public relations, other sales and marketing programs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense generated by general purpose equipment and software.
Selling and marketing expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$15,284	16.9%	$15,160	16.9%	$124	0.8%
Lease expense and depreciation	1,041	1.2%	1,387	1.5%	(346)	(24.9)%
Professional fees	473	0.5%	706	0.8%	(233)	(33.0)%
Travel	28	—%	622	0.7%	(594)	(95.5)%
Other	1,001	1.1%	1,338	1.5%	(337)	(25.2)%
Total selling and marketing expenses	$17,827	19.7%	$19,213	21.5%	$(1,386)	(7.2)%
Selling and marketing expenses decreased by $1.4 million, or 7.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Travel costs decreased $0.6 million primarily due to reduced travel resulting from the COVID-19 pandemic. Lease and depreciation expense decreased $0.3 million primarily due to decreased rent as we reduced and sublet various locations throughout 2020.
Research and Development
Research and development expenses include product development costs, consisting primarily of employee costs for salaries, benefits, stock-based compensation and other related costs for personnel associated with research and development activities, third-party expenses to develop new products and third-party data costs and allocated overhead, which is comprised of lease expense and other facilities-related costs, and depreciation expense related to general purpose equipment and software.

Research and development expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$7,795	8.6%	$7,274	8.1%	$521	7.2%
Technology	1,133	1.3%	1,077	1.2%	56	5.2%
Lease expense and depreciation	859	1.0%	1,189	1.3%	(330)	(27.8)%
Professional fees	401	0.4%	389	0.4%	12	3.1%
Other	165	0.2%	207	0.2%	(42)	(20.3)%
Total research and development expenses	$10,353	11.5%	$10,136	11.3%	$217	2.1%
Research and development expenses increased by $0.2 million, or 2.1%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Employee costs increased $0.5 million primarily due to increased employee equity awards in 2021 compared to 2020. These increases were partially offset by reduced lease and depreciation expense due to decreased rent as we reduced and sublet various locations throughout 2020.
General and Administrative
General and administrative expenses consist primarily of employee costs for salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of lease expense and other facilities-related costs, depreciation expense related to general purpose equipment and software, Board compensation and expenses incurred for other general corporate purposes.
General and administrative expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$8,298	9.2%	$6,564	7.3%	$1,734	26.4%
Professional fees	2,989	3.3%	4,611	5.2%	(1,622)	(35.2)%
Lease expense and depreciation	474	0.5%	586	0.7%	(112)	(19.1)%
Other	2,707	3.0%	3,782	4.2%	(1,075)	(28.4)%
Total general and administrative expenses	$14,468	16.0%	$15,543	17.4%	$(1,075)	(6.9)%
General and administrative expenses decreased by $1.1 million, or 6.9%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Professional fees decreased $1.6 million primarily due to reduced legal and consulting fees in 2021 as compared to 2020. Other expenses decreased $1.1 million primarily due to lower bad debt expense in 2021 as the allowance increased in the first quarter of 2020 as a result of the COVID-19 pandemic. These decreases were offset by an increase in employee costs of $1.7 million primarily due to increased equity awards and other compensation.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the difference between the carrying value of our debt instruments and any consideration paid to our creditors in the form of cash or shares of our Common Stock on the extinguishment date.
In the first quarter of 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of the senior secured convertible notes (the "Notes") and the secured promissory note (the "Secured Term Note") on March 10, 2021. The primary drivers of the extinguishment loss are the write-off of unamortized deferred financing costs and issuance discounts, the issuance of additional shares of Common Stock in connection with the extinguishment, and the derecognition of the interest rate reset derivative liability on the Notes. These components are described in Footnote 4, Debt.

Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other (expense) income, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Change in fair value of financing derivatives	$1,800	$2,387
Change in fair value of warrants liability	(10,001)	4,651
Other	(73)	156
Total other (expense) income, net	$(8,274)	$7,194
Other (expense) income, net for the three months ended March 31, 2021 was largely driven by a loss from change in fair value of our warrants liability related primarily to the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, offset by a gain from the change in fair value of our financing derivatives. Other income, net for the three months ended March 31, 2020 primarily related to gains from the changes in fair value of our financing derivatives and warrants liability.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our Notes, Secured Term Note and our finance leases.
During the three months ended March 31, 2021 and 2020, we incurred interest expense, net of $7.0 million and $8.8 million, respectively. The decrease in interest expense in the first quarter of 2021 compared to 2020 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021 as described in Footnote 4, Debt.
Gain From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position. For the three months ended March 31, 2021 and 2020, the gain from foreign currency transactions was $1.1 million and $0.8 million, respectively. The gains in both periods were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro and the U.S. Dollar against the Euro and Canadian Dollar exchange rates.
Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three months ended March 31, 2021, and 2020, we recorded an income tax (provision) benefit of $(1.0) million, and $0.4 million, respectively, resulting in an effective tax rate of 2.9% and (3.1)%. respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets. The increase in the tax provision during the first quarter of 2021 as compared to 2020 was primarily due to an increase in U.S. deferred tax expense for tax deductible goodwill and an increase in estimated foreign tax expense in 2021.
The COVID-19 pandemic has a global reach, and many countries have introduced measures that provide relief to taxpayers in a variety of ways. We continue to evaluate new legislation as it is introduced, but none of these measures had an impact on our income tax (provision) benefit for the three months ended March 31, 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Footnote 2, Summary of Significant Accounting Policies.

Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$17,888	$(4,781)
Net cash used in investing activities	(3,692)	(3,917)
Net cash used in financing activities	(30,477)	(549)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(588)	(927)
Net decrease in cash, cash equivalents and restricted cash	(16,869)	(10,174)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses, payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers, and service of our debt and lease facilities (and, beginning in 2021, our dividend payment obligations).
As of March 31, 2021, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $33.9 million, including $4.8 million in restricted cash.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from operations. Our operating losses and interest payments on our Notes and Secured Term Note, as well as the scheduled maturity of the Notes in January 2022, resulted in a need to secure long-term financing to extinguish the Notes and increase working capital.
In March 2021, we entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Transactions"). At the closing of the Transactions, we issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock ("Preferred Stock") in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million.
The proceeds from the Transactions were used to repay the Notes. See "Senior Secured Convertible Notes" below. In connection with the closing, we also repaid the Secured Term Note and certain transaction-related expenses with cash from our balance sheet. See "Secured Term Note" below. For additional information on the Transactions and related debt extinguishments, refer to Footnote 4, Debt and Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Pandemic Impact
The COVID-19 pandemic and related government mandates and restrictions have had a significant impact on the media, advertising and entertainment industries in which we operate. To date, the COVID-19 pandemic has had some impact on our business, including with respect to the execution of new and renewal contracts, the impact of closed movie theaters on our customers, customer payment delays and requests to modify contractual payment terms. These conditions have negatively impacted our revenue and cash flows, particularly in our Movies Reporting and Analytics business, and could continue to have an impact in future periods.
It is possible that long-term changes in consumer behavior will impact our customers' operations, and thus their demand for our services and ability to pay, even after the spread of COVID-19 has been contained and businesses are permitted to resume normal operations. While we have taken actions to mitigate the impact of the COVID-19 pandemic, control costs and improve our working capital balance, these steps may not be successful or adequate if customer demand or cash collection efforts are further impacted by the COVID-19 pandemic or other factors.
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $188.2 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of March 31, 2021, each share of Preferred Stock was convertible into 1.005 shares of Common Stock.
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances. In addition, after January 1, 2022, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing.
Revolving Credit Agreement
On May 5, 2021, we entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company as guarantors, Bank of America N.A., as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Agreement has a maturity of three years from the closing date of the agreement.
The Revolving Credit Agreement provides a borrowing capacity equal to $25.0 million. We may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit. The amount we are able to borrow is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
We do not have any borrowings or letters of credit outstanding under the Revolving Credit Agreement.
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
For additional information on the Private Placement and the adjustment to the exercise price of our Series A Warrants in connection with the Transactions (which adjustment could reduce the cash proceeds we receive upon exercise of the Series A Warrants), refer to Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity.
Senior Secured Convertible Notes
On January 16, 2018, we entered into certain agreements with funds affiliated with or managed by Starboard Value LP (collectively "Starboard"), pursuant to which we issued and sold to Starboard $150.0 million in Notes in exchange for $85.0 million in cash and 2,600,000 shares of Common Stock. On May 17, 2018, we issued and sold to Starboard $50.0 million of Notes in exchange for $15.0 million in cash and 1,400,000 shares of Common Stock. Later in 2018 we issued an aggregate of $4.0 million in Notes to Starboard, bringing the total balance of Notes as of December 31, 2020 to $204.0 million. The proceeds from the Transactions were used to repay the Notes issued to Starboard, resulting in termination of related covenants under the Notes, including limitations on indebtedness and liens and maintenance of certain minimum cash balances that had limited our financial flexibility in prior periods.
For additional information on the Notes, refer to Footnote 4, Debt.
Secured Term Note
On December 31, 2019, our wholly owned subsidiary, Rentrak B.V., entered into an agreement with several third parties for the Secured Term Note in exchange for gross proceeds of $13.0 million. The Secured Term Note had an annual interest rate of 9.75% payable monthly in cash. In connection with the Transactions, we repaid the Secured Term Note and certain transaction-related expenses with cash from our balance sheet.
For additional information on the Secured Term Note, refer to Footnote 4, Debt.
Restricted Cash
Restricted cash represents outstanding letters of credit, and lines of credit related to certain of our corporate credit card programs. As of December 31, 2020, restricted cash also represented our requirement to collateralize the Secured Term Note. As of March 31, 2021 and December 31, 2020, we had $4.8 million and $19.6 million of restricted cash, respectively. Repayment of the Secured Term Note resulted in the termination of the collateralization requirement thereunder, and no cash was restricted relating to the Secured Term Note as of March 31, 2021.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.

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
Net cash provided by operating activities for the three months ended March 31, 2021 was $17.9 million compared to net cash used of $4.8 million for the three months ended March 31, 2020. The shift in cash was primarily attributable to a decrease in the cash interest paid on the Notes in 2021 of $6.1 million (which interest was instead paid in shares of Common Stock), as well as a net increase in operating assets and liabilities of $11.9 million for the three months ended March 31, 2021 as compared to a net decrease of $6.6 million for the three months ended March 31, 2020. The shift from a net decrease in operating assets and liabilities to a net increase was primarily due to increases in our accounts payable and accrual balances in 2021 compared to 2020, due in part to new licensing costs to increase our data footprint and data rights as well as the timing of certain employee compensation.
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
Net cash used in investing activities for the three months ended March 31, 2021 was $3.7 million compared to net cash used in investing activities of $3.9 million for the three months ended March 31, 2020. This decrease in cash used in investing activities was primarily attributable to a decrease in payments for capitalized internally developed software in 2021 compared with 2020.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2021 was $30.5 million compared to net cash used in financing activities of $0.5 million during the three months ended March 31, 2020. The increase in cash used in financing activities was primarily due to the repayment of the Notes and the Secured Term Note in March 2021, offset by cash proceeds of $204.0 million from the issuance of Preferred Stock discussed above, netted by $15.8 million of related transaction costs.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs for set-top box data. These agreements have remaining terms from one to ten years. As of March 31, 2021, the total fixed payment obligation related to these agreements is $396.3 million.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to seven years. As of March 31, 2021, the total fixed payment obligation related to these agreements is $67.3 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is three years. As of March 31, 2021, the total fixed payment obligation related to this agreement is $26.8 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities and dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. As discussed above, we have experienced delays in customer payments and requests to modify contractual terms in connection with the COVID-19 pandemic and related government mandates and restrictions. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of the Notes and Secured Term Note and cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to pay a special dividend to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or allowable under applicable financing arrangements, or at all. If we issue additional equity securities in order to raise additional funds or pay dividends, further dilution to existing stockholders may occur.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three months ended March 31, 2021) the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments. Other than our accounting policies related to the accounting for the Preferred Stock, and application of Accounting Standards Codification ("ASC") 470, Debt related to extinguishment of the Notes and Secured Term Note, there have been no material changes or updates to our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to the critical accounting policies and estimates disclosed in our 2020 10-K.
Preferred Stock
On March 10, 2021, in connection with the Transactions described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the transaction totaled $188.2 million after deducting issuance costs.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of our control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument is initially recognized at fair value net of issuance costs. We reassess whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, we will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as a deemed liquidation event is not considered probable.
All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements.
Effective January 1, 2021, we early-adopted Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments, enhances disclosure requirements related to the terms and features of convertible instruments, and amends the guidance for the derivatives scope exception for contracts settled in an entity's own equity. This ASU removes from GAAP the separation models for (1) convertible debt with a Cash Conversion Feature and (2) convertible instruments with a Beneficial Conversion Feature. Upon adoption of this new ASU, entities will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock, unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815, or (2) a convertible debt instrument was issued at a substantial premium.
As a result of the adoption, no embedded features were identified requiring bifurcation under the new model, other than the change of control redemption feature. We adopted the standard using the modified retrospective approach. The standard had no impact on the Notes and, as a result, there was no cumulative adjustment recorded upon adoption.
Loss on Extinguishment of Debt
We apply the provisions of ASC 470, Debt, to determine whether amendments to, or repayments of, our debt agreements should be accounted for as a modification or extinguishment event. Loss on extinguishment of debt represents the difference between the carrying value of our debt instruments and any consideration paid to our creditors in the form of cash or shares of our Common Stock on the extinguishment date.
In the three months ended March 31, 2021, we recorded a $9.6 million loss on debt extinguishment related to the payoff of the Notes and the Secured Term Note on March 10, 2021. These transactions are described in Footnote 4, Debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have outstanding warrants that are subject to market risk. We also have foreign currency exchange rate risk from our global operations.
Warrants liability financial instrument risk
As a result of having $12.8 million in liability related to outstanding warrants as of March 31, 2021, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants, and the number of shares likely to be issued under the warrants, is impacted by changes in the market price of our Common Stock.
As described in Footnote 1, Organization, and Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, on March 9, 2021, our stockholders approved Transactions to issue preferred securities. The exercise price of our Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. As a result of the Transactions, the exercise price of the Series A Warrants was adjusted to the closing price of the Transactions. As of March 31, 2021, a 10% increase in the market price of our Common Stock would result in a $1.7 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $1.7 million decrease in fair value of the Series A Warrants.
Foreign currency risk
For additional discussion of the market risk associated with our foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2020 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
An investment in our Common Stock involves a substantial risk of loss. In addition to the information in this report, you should carefully consider the risks discussed in Item 1A "Risk Factors" of our 2020 10-K before you decide whether to invest in our stock. The risks identified below and in our 2020 10-K could materially and adversely affect our business, financial condition and operating results. In that case, the trading price of our Common Stock could decline, and you could lose part or all of your investment. The risks described below and in our 2020 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and operating results, and may result in the loss of part or all of your investment.
Delays or errors in implementing a new enterprise resource planning ("ERP") system could adversely affect our business, reputation and results of operations.
From time to time, we modify, update and replace our systems and infrastructure, including by adding functionality, integrating new service providers and replacing legacy systems. We currently plan to implement a new ERP system in the second half of 2021. This system, which is intended to improve our financial reporting processes and internal control, is expected to replace four legacy systems and impact multiple business processes. If we are unable to successfully implement the new ERP system, or if implementation is delayed, our ability to accurately and timely record transaction information, make and collect payments, implement and test controls, and report our financial results could be impaired, which could negatively impact our business and results of operations. Delays or errors in implementation could also be costly, distract our management's attention, divert resources from other projects, disrupt customer or vendor relationships, negatively affect our public image or reputation, and expose us to liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2021
On January 25, 2021, we issued to the holders of the Notes an aggregate of 2,802,454 shares of our Common Stock, in lieu of cash payment of $6.1 million in interest due under the Notes on such date, which interest was effectively converted into shares under the terms of the Notes. The shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon an exemption provided in Section 4(a)(2) of the Securities Act.
Additional information required by Item 701 of Regulation S-K was previously included in our Current Reports on Form 8-K filed on January 8, 2021, and March 15, 2021.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On May 5, 2021, we entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain of our subsidiaries as guarantors, Bank of America, N.A., as administrative agent (in such capacity, the "Agent"), and the lenders from time to time party thereto. The Revolving Credit Agreement has a maturity of three years from the closing date of the agreement.
The Revolving Credit Agreement provides a borrowing capacity equal to $25.0 million. We may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which amount reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit. The amount we are able to borrow is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement.
As of the closing date of the Revolving Credit Agreement and as of the date of this Form 10-Q, we did not have any borrowings or letters of credit outstanding under the Revolving Credit Agreement, resulting in availability of $25.0 million.
Borrowings under the Revolving Credit Agreement are made at the Eurodollar Rate and bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Revolving Credit Agreement) plus an applicable rate equal to 2.25%. The Revolving Credit Agreement also provides for an unused commitment fee equal to 0.25% of the unused commitments at such time. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Revolving Credit Agreement), all amounts outstanding under the Revolving Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. We are able to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
The Revolving Credit Agreement is guaranteed by the Company and our domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and our domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
The Revolving Credit Agreement also contains certain financial covenants, including the maintenance of the following financial ratios:
•    a minimum Consolidated EBITDA (as defined in the Revolving Credit Agreement) of not less than $20.0 million for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending before June 30, 2022; and
•    a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) of not less than 1.25 to 1.0 for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending on or after June 30, 2022.
Additionally, the Revolving Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

4.1
Stockholders Agreement, dated as of March 10, 2021, by and among comScore, Inc., Charter Communications Holding Company, LLC, Qurate Retail, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

4.2
Registration Rights Agreement, dated as of March 10, 2021, by and among comScore, Inc., Charter Communications Holding Company, LLC, Qurate Retail, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

10.1
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.2
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.3
Series B Convertible Preferred Stock Purchase Agreement, dated as of January 7, 2021, by and between comScore, Inc. and Pine Investor, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 8, 2021) (File No. 001-33520)

10.4^
Data License Agreement, dated as of March 10, 2021, by and between comScore, Inc. and Charter Communications Operating, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

10.5+	Form of Indemnification Agreement for directors and executive officers

10.6+*	Form of Restricted Stock Units Award Agreement (CEO), dated March 10, 2021, under 2018 Equity and Incentive Compensation Plan

10.7+*	Form of Restricted Stock Units Award Agreement (Other Executive Officers), dated March 10, 2021, under 2018 Equity and Incentive Compensation Plan

10.8+*	Form of Restricted Stock Units Award Notice (Chair), dated March 10, 2021, under 2018 Equity and Incentive Compensation Plan

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

+Filed or furnished herewith
^Specific terms in this exhibit (indicated therein by asterisks) have been omitted because such terms are both not material and would likely cause competitive harm to the Company if publicly disclosed.
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
May 6, 2021