Form 10-Q
period 2021-06-30
COMSCORE, INC.
filed 2021-08-09
CIK 1158172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 5, 2021, there were 82,171,303 shares of the registrant's Common Stock outstanding.

COMSCORE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We may make certain statements, including in this Quarterly Report on Form 10-Q, or 10-Q, including the information contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information incorporated by reference in this 10-Q, that constitute forward-looking statements within the meaning of federal and state securities laws. Forward-looking statements are all statements other than statements of historical fact. We attempt to identify these forward-looking statements by words such as "may," "will," "should," "could," "might," "expect," "plan," "anticipate," "believe," "estimate," "target," "goal," "predict," "intend," "potential," "continue," "seek" and other comparable words. Similarly, statements that describe our business strategy, goals, prospects, opportunities, outlook, objectives, plans or intentions are also forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance; expectations regarding the impact on our business of the coronavirus ("COVID-19") pandemic and global measures to mitigate the spread of the virus; macroeconomic trends that we expect may influence our business, including any recession or changes in consumer behavior resulting from the COVID-19 pandemic; plans for business continuity, financing and capital expenditures; expectations regarding liquidity, customer payments and compliance with debt and financing covenants and other payment obligations; expectations regarding enhanced commercial relationships and the development and introduction of new products; effects of restructuring, remote work arrangements and other employment actions; regulatory compliance and expected changes in the regulatory or privacy landscape affecting our business; expected impact of litigation and regulatory proceedings; and plans for stabilization, growth and future operations, as well as assumptions relating to the foregoing.
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
i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMSCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,659	$31,126
Restricted cash	1,021	19,615
Accounts receivable, net of allowances of $1,332 and $2,757, respectively ($4,243 and $4,045 of accounts receivable attributable to related parties, respectively)	63,903	69,379
Prepaid expenses and other current assets ($891 and $1,496 attributable to related parties, respectively)	12,261	16,910
Total current assets	93,844	137,030
Property and equipment, net	31,683	30,973
Operating right-of-use assets	31,201	28,959
Goodwill	417,619	418,327
Intangible assets, net	39,645	52,340
Deferred tax assets	2,783	2,741
Other non-current assets	10,604	7,600
Total assets	$627,379	$677,970
Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable ($6,104 and $2,817 attributable to related parties, respectively)	$44,965	$36,640
Accrued expenses ($8,470 and $835 attributable to related parties, respectively)	43,227	48,380
Contract liabilities ($1,486 and $3,538 attributable to related parties, respectively)	50,309	58,529
Customer advances	10,187	12,477
Warrants liability	19,351	2,831
Current operating lease liabilities	6,823	7,024
Secured term note	—	12,644
Other current liabilities ($43 and $— attributable to related parties, respectively)	2,617	5,750
Total current liabilities	177,479	184,275
Non-current operating lease liabilities	38,717	36,127
Non-current contract liabilities	3,050	4,156
Deferred tax liabilities	1,637	627
Senior secured convertible notes (related party)	—	192,895
Financing derivatives (related party)	—	11,300
Other non-current liabilities ($4,158 and $6,120 attributable to related parties, respectively)	19,990	19,600
Total liabilities	240,873	448,980
Commitments and contingencies
Convertible redeemable preferred stock, $0.001 par value; 82,527,609 and zero shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $204,043 as of June 30, 2021 (related parties)	187,885	—
Stockholders' equity:
Preferred stock, $0.001 par value; 7,472,391 and 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of June 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value; 275,000,000 and 150,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 88,936,873 shares issued and 82,172,077 shares outstanding as of June 30, 2021, and 79,703,342 shares issued and 72,938,546 shares outstanding as of December 31, 2020	82	73
Additional paid-in capital	1,652,731	1,621,986
Accumulated other comprehensive loss	(8,450)	(7,030)
Accumulated deficit	(1,215,758)	(1,156,055)
Treasury stock, at cost, 6,764,796 shares as of June 30, 2021 and December 31, 2020	(229,984)	(229,984)
Total stockholders' equity	198,621	228,990
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$627,379	$677,970
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues (1)	$87,659	$88,566	$177,989	$178,094

Cost of revenues (1) (2) (3) (4)	51,386	44,949	104,088	90,747
Selling and marketing (2) (3) (4)	16,530	16,007	34,357	35,220
Research and development (2) (3) (4)	10,132	9,765	20,485	19,901
General and administrative (2) (3) (4)	14,246	13,741	28,714	29,284
Amortization of intangible assets	6,255	6,846	12,694	13,764
Impairment of right-of-use and long-lived assets	—	—	—	4,671
Total expenses from operations	98,549	91,308	200,338	193,587
Loss from operations	(10,890)	(2,742)	(22,349)	(15,493)
Other (expense) income, net	(6,508)	1,477	(14,782)	8,671
(Loss) gain from foreign currency transactions	(370)	(944)	704	(140)
Interest expense, net (1)	(355)	(8,856)	(7,400)	(17,702)
Loss on extinguishment of debt (1)	—	—	(9,629)	—
Loss before income taxes	(18,123)	(11,065)	(53,456)	(24,664)
Income tax (provision) benefit	(422)	664	(1,444)	1,079
Net loss	$(18,545)	$(10,401)	$(54,900)	$(23,585)
Net loss available to common stockholders:
Net loss	$(18,545)	$(10,401)	$(54,900)	$(23,585)
Convertible redeemable preferred stock dividends (1)	(3,868)	—	(4,803)	—
Total net loss available to common stockholders	$(22,413)	$(10,401)	$(59,703)	$(23,585)
Net loss per common share:
Basic and diluted	$(0.28)	$(0.15)	$(0.76)	$(0.34)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic and diluted	81,427,971	70,554,326	78,813,987	70,340,658
Comprehensive loss:
Net loss	$(18,545)	$(10,401)	$(54,900)	$(23,585)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	731	1,564	(1,420)	(1,309)
Total comprehensive loss	$(17,814)	$(8,837)	$(56,320)	$(24,894)

(1) Transactions with related parties are included in the line items above (refer to Footnote 8, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for additional information).

(2) Excludes amortization of intangible assets, which is presented as a separate line item.

(3) Stock-based compensation expense is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$468	$487	$1,323	$696
Selling and marketing	516	720	1,471	1,329
Research and development	350	375	992	431
General and administrative	1,851	764	4,336	2,548
Total stock-based compensation expense	$3,185	$2,346	$8,122	$5,004

(4) Lease cost, net of sublease income, is included in the line items above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost
Cost of revenues	$792	$945	$1,607	$1,836
Selling and marketing	875	1,045	1,780	2,144
Research and development	601	716	1,216	1,317
General and administrative	423	507	866	1,190
Total operating lease cost	$2,691	$3,213	$5,469	$6,487

Amortization of right-of-use assets
Cost of revenues	$369	$288	$697	$573
Selling and marketing	55	41	104	82
Research and development	45	44	85	88
General and administrative	29	21	55	41
Total amortization of right-of-use assets	$498	$394	$941	$784
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)
 (In thousands, except share data)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	72,938,546	$73	$1,621,986	$(7,030)	$(1,156,055)	$(229,984)	$228,990
Net loss	—	—	—	—	—	—	(36,355)	—	(36,355)
Convertible redeemable preferred stock, net of issuance costs	82,527,609	188,183	—	—	—	—	—	—	—
Convertible redeemable preferred stock dividends	—	—	—	—	—	—	(935)	—	(935)
Interest paid in Common Stock	—	—	4,165,781	4	10,808	—	—	—	10,812
Conversion shares issued as extinguishment cost on senior secured convertible notes	—	—	3,150,000	3	9,605	—	—	—	9,608
Restricted stock units distributed	—	—	442,051	1	—	—	—	—	1
Settlement of restricted stock unit liability	—	—	—	—	7,117	—	—	—	7,117
Amortization of stock-based compensation	—	—	—	—	1,358	—	—	—	1,358
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	—	—	(2,151)
Payments for taxes related to net share settlement of equity awards	—	—	(10,231)	—	(37)	—	—	—	(37)
Balance as of March 31, 2021	82,527,609	$188,183	80,686,147	$81	$1,650,837	$(9,181)	$(1,193,345)	$(229,984)	$218,408
Net loss	—	—	—	—	—	—	(18,545)	—	(18,545)
Convertible redeemable preferred stock dividends	—	—	—	—	—	—	(3,868)	—	(3,868)
Adjustment to issuance costs on convertible redeemable preferred stock	—	(298)	—	—	—	—	—	—	—
Restricted stock units distributed	—	—	1,486,344	1	—	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	1,895	—	—	—	1,895
Foreign currency translation adjustment	—	—	—	—	—	731	—	—	731
Payments for taxes related to net share settlement of equity awards	—	—	(414)	—	(1)	—	—	—	(1)
Balance as of June 30, 2021	82,527,609	$187,885	82,172,077	$82	$1,652,731	$(8,450)	$(1,215,758)	$(229,984)	$198,621

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock, at cost	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	70,065,130	$70	$1,609,358	$(12,333)	$(1,108,137)	$(229,984)	$258,974
Net loss	—	—	—	—	(13,184)	—	(13,184)
Foreign currency translation adjustment	—	—	—	(2,873)	—	—	(2,873)
Restricted stock units distributed	157,384	—	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	(15,597)	—	(65)	—	—	—	(65)
Amortization of stock-based compensation	—	—	2,609	—	—	—	2,609
Balance as of March 31, 2020	70,206,917	$70	$1,611,902	$(15,206)	$(1,121,321)	$(229,984)	$245,461
Net loss	—	—	—	—	(10,401)	—	(10,401)
Foreign currency translation adjustment	—	—	—	1,564	—	—	1,564
Restricted stock units distributed	659,244	1	2,241	—	—	—	2,242
Payments for taxes related to net share settlement of equity awards	(1,086)	—	(3)	—	—	—	(3)
Amortization of stock-based compensation	—	—	1,144	—	—	—	1,144
Balance as of June 30, 2020	70,865,075	$71	$1,615,284	$(13,642)	$(1,131,722)	$(229,984)	$240,007
See accompanying Notes to Condensed Consolidated Financial Statements.

COMSCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(54,900)	$(23,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of warrants liability	16,520	(3,893)
Amortization of intangible assets	12,694	13,764
Loss on extinguishment of debt	9,629	—
Stock-based compensation expense	8,122	5,004
Depreciation	7,991	6,788
Non-cash interest expense on senior secured convertible notes (related party)	4,692	—
Non-cash operating lease expense	2,597	2,978
Accretion of debt discount	1,620	3,617
Deferred tax provision	967	324
Amortization expense of finance leases	941	784
Amortization of deferred financing costs	320	739
Bad debt (benefit) expense	(153)	1,590
Change in fair value of financing derivatives	(1,800)	(4,687)
Impairment of right-of-use and long-lived assets	—	4,671
Other	370	(6)
Changes in operating assets and liabilities:
Accounts receivable	5,336	5,836
Prepaid expenses and other assets	1,516	(779)
Accounts payable, accrued expenses and other liabilities	8,692	(13,948)
Contract liabilities and customer advances	(11,608)	2,330
Operating lease liabilities	(2,686)	(3,319)
Net cash provided by (used in) operating activities	10,860	(1,792)

Investing activities:
Capitalized internal-use software costs	(7,369)	(7,836)
Purchases of property and equipment	(354)	(45)
Net cash used in investing activities	(7,723)	(7,881)

Financing activities:
Principal payment and extinguishment costs on senior secured convertible notes (related party)	(204,014)	—
Principal payment and extinguishment costs on secured term note	(14,031)	—
Payments for dividends on convertible redeemable preferred stock (related parties)	(4,760)	—
Principal payments on finance leases	(920)	(823)
Principal payments on software license arrangements	(228)	(155)
Revolving line of credit issuance costs	(68)	—
Payments for taxes related to net share settlement of equity awards	(38)	(68)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs (related parties)	188,183	—
Net cash used in financing activities	(35,876)	(1,046)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(322)	(544)
Net decrease in cash, cash equivalents and restricted cash	(33,061)	(11,263)
Cash, cash equivalents and restricted cash at beginning of period	50,741	66,773
Cash, cash equivalents and restricted cash at end of period	$17,680	$55,510

	As of June 30,
	2021	2020
Cash and cash equivalents	$16,659	$35,899
Restricted cash	1,021	19,611
Total cash, cash equivalents and restricted cash	$17,680	$55,510

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow disclosures:
Interest paid ($— and $12,240 attributable to related party, respectively)	$654	$13,551
Income taxes paid, net of refunds	911	771

Supplemental disclosures of non-cash investing and financing activities:
Interest paid in Common Stock (related party)	$10,812	$—
Conversion shares issued as extinguishment cost on senior secured convertible notes (related party)	9,608	—
Settlement of restricted stock unit liability	7,117	2,241
Right-of-use assets obtained in exchange for operating lease liabilities	4,840	669
Right-of-use assets obtained in exchange for finance lease liabilities	1,707	145
Change in accounts payable and accrued expenses related to capital expenditures	633	456
Accrued revolving line of credit issuance costs	307	—
Accrued convertible redeemable preferred stock issuance costs	298	—
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
Unaudited Interim Financial Information
The interim Condensed Consolidated Financial Statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The interim Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"). The Condensed Consolidated Results of Operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2021 or thereafter. All references to June 30, 2021 and 2020 in the Notes to Condensed Consolidated Financial Statements are unaudited.
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
Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Change in fair value of warrants liability	$(6,519)	$(758)	$(16,520)	$3,893
Change in fair value of financing derivatives	—	2,300	1,800	4,687
Other	11	(65)	(62)	91
Total other (expense) income, net	$(6,508)	$1,477	$(14,782)	$8,671
Preferred Stock
On January 7, 2021, the Company entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Securities Purchase Agreements"). The issuance of securities pursuant to the Securities Purchase Agreements (the "Transactions") and related matters were approved by the Company's stockholders on March 9, 2021 and completed on March 10, 2021 (the "Closing Date"). On the Closing Date of the Transactions, the Company issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock ("Preferred Stock") in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $188.2 million after deducting issuance costs.
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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares in cash in an amount equal to the initial purchase price plus accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of June 30, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible.
The Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The Preferred Stock has not been adjusted to its redemption amount as of June 30, 2021 because a deemed liquidation event is not considered probable.
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
Loss Per Share
The Company uses the two-class method to calculate loss per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are allocated between common stockholders and participating security holders based on their respective rights to receive dividends as if all undistributed book earnings for the period were distributed.
Basic loss per share is computed by dividing net loss attributable to only the common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share includes the impact of share-based compensation to the extent the effect is dilutive.
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
The following is a summary of the Common Stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Preferred stock	82,527,609	—	51,350,512	—
Warrants	5,457,026	6,578,102	5,457,026	6,954,208
Stock options, restricted stock units and deferred stock units	5,247,075	3,621,867	4,435,010	3,090,422
Senior secured convertible notes	—	6,519,655	2,462,981	6,519,655
Total	93,231,710	16,719,624	63,705,529	16,564,285
As of June 30, 2021, dividends to holders of the Preferred Stock, including those both paid and accrued, totaled $4.8 million. These dividends have been included in calculating the total net loss available to common stockholders used in the calculation of basic and diluted loss per share.
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
Although the Company believes that the carrying values of its long-lived assets are appropriately stated as of June 30, 2021, future changes in strategy or market conditions, significant technological developments or significant changes in legal or regulatory factors could significantly impact these judgments and require adjustments to recorded asset balances.
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
The table below summarizes the change in balance of the allowance for doubtful accounts:

	Six Months Ended June 30,
(In thousands)	2021	2020
Beginning Balance	$(2,757)	$(1,919)
Bad debt benefit (expense)	153	(1,590)
Recoveries	(106)	(55)
Write-offs	1,378	792
Ending Balance	$(1,332)	$(2,772)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
By solution group:
Ratings and Planning	$62,418	$63,779	$128,224	$127,300
Analytics and Optimization	17,764	16,894	35,465	32,395
Movies Reporting and Analytics	7,477	7,893	14,300	18,399
Total	$87,659	$88,566	$177,989	$178,094
By geographical market:
United States	$77,632	$77,527	$155,406	$154,673
Europe	5,442	6,417	13,713	13,900
Canada	1,817	2,011	3,561	3,573
Latin America	1,704	1,477	3,280	3,497
Other	1,064	1,134	2,029	2,451
Total	$87,659	$88,566	$177,989	$178,094
By timing of revenue recognition:
Products and services transferred over time	$69,656	$68,576	$137,772	$140,493
Products and services transferred at a point in time	18,003	19,990	40,217	37,601
Total	$87,659	$88,566	$177,989	$178,094
Contract Balances
The following table provides information about receivables, contract assets, contract costs, contract liabilities and customer advances from contracts with customers:

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable, net	$63,903	$69,379
Current and non-current contract assets	5,036	4,037
Current contract liabilities	50,309	58,529
Current customer advances	10,187	12,477
Non-current contract liabilities	3,050	4,156
Significant changes in the contract assets and the contract liabilities balances are as follows:

	Contract Liabilities (Current)
	Six Months Ended June 30,
(In thousands)	2021	2020
Revenue recognized that was included in the opening contract liabilities balance	$(41,506)	$(39,497)
Cash received or amounts billed in advance and not recognized as revenue	36,262	47,596
For the six months ended June 30, 2020, the Company recorded $5.9 million in amounts billed in advance, but not yet recognized as revenue, within non-current contract liabilities.

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2021, approximately $215.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts with an original expected duration of longer than one year. The Company expects to recognize revenue on approximately 34% of these remaining performance obligations during the remainder of 2021, approximately 37% in 2022, and approximately 14% in 2023, with the remainder recognized thereafter.
Costs to Obtain or Fulfill a Contract
For the three months ended June 30, 2021 and 2020, amortized and expensed contract costs were $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, amortized and expensed contract costs were $2.7 million and $0.7 million, respectively.
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
In connection with the Transactions described in Footnote 2, Summary of Significant Accounting Policies, the Company used cash proceeds of $204.0 million from the issuance of shares of its Preferred Stock to extinguish the Notes and related financing derivatives on March 10, 2021. The Company also issued 3,150,000 additional shares to Starboard (the "Conversion Shares"), as additional creditor consideration, which were valued at $9.6 million based on the $3.05 closing price of the Company's Common Stock on March 9, 2021. Lastly, the Company paid interest accrued of $4.7 million for the period from January 1, 2021 to March 10, 2021 through the issuance of 1,363,327 PIK Interest Shares.
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
In connection with the Transactions described in Footnote 2, Summary of Significant Accounting Policies, the Company used restricted cash from its balance sheet to extinguish the Secured Term Note and interest make-whole redemption on March 10, 2021, of which $13.0 million and $1.0 million were for principal repayments and settlement of the interest make-whole redemption, respectively.
The Company recorded a loss on extinguishment of the Secured Term Note of $0.3 million for the three months ended March 31, 2021. The loss was due to the write-off of unamortized deferred financing costs. Changes in the fair value of the interest make-whole redemption were recorded to other (expense) income, net and settlement did not impact loss on debt extinguishment.

Revolving Credit Agreement
On May 5, 2021, the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America N.A., as administrative agent (in such capacity, the "Agent"), and the lenders from time to time party thereto. The Revolving Credit Agreement has a maturity of three years from the closing date of the agreement.
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
Borrowings under the Revolving Credit Agreement are made at the Eurodollar Rate and bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Revolving Credit Agreement) plus an applicable rate equal to 2.25%. The Revolving Credit Agreement also provides for an unused commitment fee equal to 0.25% of the unused commitments at such time. To the extent that a payment default exists and is continuing, at the election of the Required Lenders (as defined in the Revolving Credit Agreement), all amounts outstanding under the Revolving Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto. The Company is able to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
The Revolving Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Excluded Subsidiaries (as defined in the Revolving Credit Agreement)) and is secured by a first lien security interest in substantially all assets of the Company and its domestic subsidiaries (other than Excluded Subsidiaries), subject to certain customary exclusions.
The Revolving Credit Agreement contains the following financial covenants, including the maintenance of certain financial ratios:
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
Additionally, the Revolving Credit Agreement contains restrictive covenants that limit our ability to, among other things, incur additional indebtedness, incur additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets and engage in transactions with affiliates. The Revolving Credit Agreement is also subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the Agent or the Required Lenders may accelerate any amounts outstanding and terminate lender commitments. The Company is in compliance with the covenants under the Revolving Credit Agreement as of June 30, 2021.
As of June 30, 2021, issued and outstanding letters of credit under the Revolving Credit Agreement totaled $2.7 million, leaving a remaining borrowing capacity of $22.3 million.
In July 2021, the Company borrowed $8.0 million under the Revolving Credit Agreement, which reduced the remaining borrowing capacity to $14.3 million.
Failed Sale-Leaseback Transaction
In June 2019, the Company entered into a sale-leaseback arrangement with a vendor to provide $4.3 million in cash proceeds for previously acquired computer and other equipment. The arrangement was repayable over a 24-month term for total consideration of $4.8 million, with control of the equipment transferring to the vendor at the end of the leaseback term. The leaseback would have been classified as a financing lease. The transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. Repayments were allocated between interest expense and a reduction of the financing liability, and the assets continued to depreciate over their useful lives.
In June 2021, the Company extended the sale-leaseback arrangement for an additional 24-month term. The leaseback extension continued to meet the criteria to be accounted for as a financing arrangement. The present value of cash flows after the extension differed by more than 10% from the present value of the remaining cash flows immediately prior to the extension. Therefore, the Company concluded the extension should be accounted for as an extinguishment of the existing financing liability. The fair value of the new financing liability is $0.9 million, which was estimated using an income approach and a discount rate of 7.5%.
The financing liability is included within other current and other non-current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2021, with $0.4 million classified as current and $0.5 million classified as non-current.
Remaining future cash payments related to the financing liability under the failed sale-leaseback transaction total $0.9 million as of June 30, 2021, and are scheduled to be paid in monthly installments through June 2023.

Security Agreement
In 2018, the Company entered into a Security Agreement with Wells Fargo Bank, N.A. to issue standby letters of credit. As of June 30, 2021, $0.6 million in letters of credit are outstanding and are cash collateralized under the Security Agreement.
5.Convertible Redeemable Preferred Stock and Stockholders' Equity
2021 Issuance of Preferred Stock
On March 10, 2021, in connection with the Transactions described in Footnote 2, Summary of Significant Accounting Policies, the Company issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $188.2 million after deducting issuance costs.
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
Conversion Provisions
The Preferred Stock is convertible at the option of the holders at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated as the product of (i) the conversion factor and (ii) the quotient of (A) the sum of the initial purchase price and accrued dividends with respect to each share of Preferred Stock divided by (B) the initial purchase price. The conversion right is subject to certain anti-dilution adjustments and customary provisions related to partial dividend periods. As of June 30, 2021, each share of Preferred Stock was convertible into 1.000208 shares of Common Stock.
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
As of June 30, 2021, no shares of Preferred Stock have been converted into Common Stock.
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
Dividend Rights
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances. In addition, after January 1, 2022, such holders are entitled to request, and the Company will take all actions reasonably necessary to pay, a one-time dividend ("Special Dividend") equal to the highest dividend that the Company's Board of Directors ("Board") determines can be paid at the applicable time (or a lesser amount agreed upon by the holders), subject to additional conditions and limitations set forth in a Stockholders Agreement entered into by the Company and the holders on the Closing Date (the "Stockholders Agreement"). As set forth in the Stockholders Agreement, the Company may be obligated to obtain debt financing in order to effectuate the Special Dividend.
On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, the Company made cash dividend payments totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from the Closing Date through June 29, 2021. The next scheduled dividend payment date for the Preferred Stock is June 30, 2022.

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
The Preferred Stock includes a change of control put option which allows the holders of the Preferred Stock to require the Company to repurchase such holders' shares at a purchase price equal to the initial purchase price, increased by accrued dividends. The change of control put option was determined to be a derivative liability under ASC 815, Derivatives and Hedging. As of June 30, 2021, the probability of a change of control was determined to be remote, and the fair value of the change of control derivative was determined to be negligible. To the extent the holders of the Preferred Stock do not exercise the put option in a covered change of control, the Company has the right to redeem the remaining Preferred Stock at a redemption price equal to the initial purchase price, increased by accrued dividends.
As described above, the Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company's control, all shares of Preferred Stock have been presented outside of permanent equity in mezzanine equity on the Condensed Consolidated Balance Sheets.
2019 Issuance and Sale of Common Stock and Warrants
On June 23, 2019, the Company entered into a Securities Purchase Agreement with CVI Investments, Inc. ("CVI"), pursuant to which CVI agreed to purchase (i) 2,728,513 shares of Common Stock (the "Initial Shares"), at a price of $7.33 per share and (ii) Series A Warrants, Series B-1 Warrants, Series B-2 Warrants and Series C Warrants, for aggregate gross proceeds of $20.0 million (the "Private Placement"). The Private Placement closed on June 26, 2019 (the "CVI Closing Date"). The Series B-1 Warrants and Series B-2 Warrants expired on January 29, 2020 and August 3, 2020, respectively.
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
The estimated fair value of the Series A Warrants as of June 30, 2021 was $19.4 million. Refer to Footnote 6, Fair Value Measurements, for information on the Level 3 inputs utilized for the determination of the fair value of the warrants.

6.Fair Value Measurements
The Company's financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets on a recurring and non-recurring basis consist of the following:

	As of				As of
	June 30, 2021				December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Assets:
Money market funds (1)	$2,929	$—	$—	$2,929	$11,928	$—	$—	$11,928

Liabilities:
Warrants issued: (2)
Series A	$—	$—	$19,351	$19,351	$—	$—	$2,831	$2,831
Financing derivatives: no hedging designation (3)
Interest rate reset	—	—	—	—	—	—	11,300	11,300
Secured term note: (4)
Interest make-whole derivative	—	—	—	—	—	—	871	871
Total liabilities	$—	$—	$19,351	$19,351	$—	$—	$15,002	$15,002

Non-recurring fair value measurements
Failed sale-leaseback liability (5)	$—	$—	$866	$866	$—	$—	$—	$—
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
(5) The financing liability related to the failed sale-leaseback was remeasured at fair value due to the extension of the leaseback term outlined in Footnote 4, Debt.
There were no changes to the Company's valuation methodologies during the three and six months ended June 30, 2021 or 2020.
The following tables present the changes in the Company's recurring Level 3 fair valued instruments for the six months ended June 30, 2021 and 2020, respectively:

(In thousands)	Interest Make-whole Derivative Liability	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2020	$871	$11,300	$2,831
Total losses (gains) included in other (expense) income, net (1)	150	(1,800)	16,520
Settlement or derecognition upon extinguishment of host debt (2)	(1,021)	(9,500)	—
Balance as of June 30, 2021	$—	$—	$19,351
(1) All losses and gains were recorded in other (expense) income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Refer to Footnote 4, Debt for additional information on the extinguishment of the Notes and Secured Term Note.

(In thousands)	Financing Derivative Liabilities	Warrants Liability
Balance as of December 31, 2019	$21,587	$7,725
Total gains included in other (expense) income, net (1)	(4,687)	(3,893)
Balance as of June 30, 2020	$16,900	$3,832
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

The following table displays the valuation technique and the significant inputs, certain of which are unobservable, for the Company's Level 3 liabilities that existed at the end of the current reporting period, as of June 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis:

	Fair Value Measurements
	Significant Valuation Technique	Significant Valuation Inputs	June 30, 2021	December 31, 2020
Warrants liability	Option pricing model	Stock price	$5.00	$2.49
		Exercise price	$2.47	$12.00
		Volatility	90.0%	80.0%
		Term	2.99 years	3.49 years
		Risk-free rate	0.5%	0.2%
The fair value of the Company's warrants liability is estimated using an option pricing model. The primary sensitivity in the valuation of the warrants liability is driven by the Common Stock price at the measurement date and the estimated volatility of the Common Stock over the remaining term.
7.Accrued Expenses

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Accrued data costs	$20,463	$19,375
Payroll and payroll-related	11,151	14,653
Professional fees	3,135	4,848
Other	8,478	9,504
Total accrued expenses	$43,227	$48,380
8.Related Party Transactions
Transactions with WPP plc
As of June 30, 2021 (based on public filings), WPP plc and its affiliates ("WPP") owned 11,319,363 shares of the Company's outstanding Common Stock, representing 13.8% of the outstanding Common Stock. The Company provides WPP, in the normal course of business, services amongst its different product lines and receives various services from WPP supporting the Company's data collection efforts.
The Company's results from transactions with WPP, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues	$3,287	$3,749	$6,613	$6,960
Cost of revenues	2,416	2,364	7,093	4,739
The Company has the following balances related to transactions with WPP, as reflected in the Condensed Consolidated Balance Sheets:

	As of	As of
(In thousands)	June 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$3,918	$4,045
Prepaid expenses and other current assets	891	1,496
Liabilities
Accounts payable	$2,487	$2,817
Accrued expenses	1,101	835
Contract liabilities	1,438	3,538
Other non-current liabilities	1,353	—
Transactions with Charter, Qurate and Pine
Charter, Qurate and Pine each hold 33.3% of the outstanding shares of Preferred Stock, which are entitled to convert into shares of Common Stock and to vote as a single class with the holders of the Common Stock as described in Footnote 5, Convertible Redeemable Preferred

Stock and Stockholders' Equity. In addition, Charter, Qurate and Pine each designated two directors to the Company's Board in accordance with the Stockholders Agreement.
As of June 30, 2021, Charter, Qurate and Pine each owned 27,509,203 shares of the Company's outstanding Preferred Stock. On June 30, 2021, in accordance with the Certificate of Designations of the Preferred Stock, the Company made cash dividend payments totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from the Closing Date through June 29, 2021.
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
The Company's results from transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss, are detailed below:

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$540	$879
Cost of revenues	5,797	10,942
The Company has the following balances related to transactions with Charter and its affiliates, as reflected in the Condensed Consolidated Balance Sheet:

As of
(In thousands)	June 30, 2021
Assets
Accounts receivable, net	$324
Liabilities
Accounts payable	$3,564
Accrued expenses	7,364
Other non-current liabilities	2,805
The Company recognized revenues of $0.2 million and $0.4 million from transactions with Qurate and its affiliates in the normal course of business during the three and six months ended June 30, 2021, respectively, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company had no transactions, other than the issuance of shares of Preferred Stock and related matters, with Pine for the three and six months ended June 30, 2021.
Transactions with Starboard
In 2018, the Company entered into certain agreements with Starboard, then a beneficial owner of more than 5.0% of the Company's outstanding Common Stock. Refer to Footnote 4, Debt, for further information regarding these agreements and the Company's issuance of Notes to Starboard in 2018. As a result of these agreements and the transactions contemplated thereby, Starboard ceased to be a beneficial owner of more than 5.0% of the Company's outstanding Common Stock in January 2018. In addition, pursuant to a prior agreement with Starboard, the Company provided Starboard the right to designate certain members to the Company's Board. As of December 31, 2018, Starboard had no remaining right to designate any directors to the Board. As of June 30, 2021, there were no directors remaining on the Board who were designated by Starboard.
In the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company recorded interest expense, inclusive of non-cash accretion of issuance discount and deferred financing costs, related to the Notes of $6.6 million during the six months ended June 30, 2021; and $8.2 million and $16.4 million during the three and six months ended June 30, 2020, respectively. The Company recorded no interest expense related to the Notes during the three months ended June 30, 2021.
In connection with the extinguishment of the Notes on March 10, 2021, the Company issued 3,150,000 Conversion Shares to Starboard valued at $9.6 million as discussed in Footnote 4, Debt, which amount was included as a component of loss on extinguishment of debt in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The Company had no outstanding balances related to Starboard as of June 30, 2021. The outstanding balances for the Notes, related financing derivatives, and other non-current liabilities as of December 31, 2020 are reflected in the Condensed Consolidated Balance Sheets.

9.Commitments and Contingencies
Contingencies
The Company is involved in various legal proceedings from time to time. The Company establishes reserves for specific legal proceedings when management determines that the likelihood of an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. The Company has also identified certain other legal matters where an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. In these cases, the Company does not establish a reserve until it can reasonably estimate the loss. Legal fees related to contingencies are expensed as incurred. The outcomes of legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(In thousands)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$87,659	100.0%	$88,566	100.0%	$177,989	100.0%	$178,094	100.0%
Cost of revenues	51,386	58.6%	44,949	50.8%	104,088	58.5%	90,747	51.0%
Selling and marketing	16,530	18.9%	16,007	18.1%	34,357	19.3%	35,220	19.8%
Research and development	10,132	11.6%	9,765	11.0%	20,485	11.5%	19,901	11.2%
General and administrative	14,246	16.3%	13,741	15.5%	28,714	16.1%	29,284	16.4%
Amortization of intangible assets	6,255	7.1%	6,846	7.7%	12,694	7.1%	13,764	7.7%
Impairment of right-of-use and long-lived assets	—	—%	—	—%	—	—%	4,671	2.6%
Total expenses from operations	98,549	112.4%	91,308	103.1%	200,338	112.6%	193,587	108.7%
Loss from operations	(10,890)	(12.4)%	(2,742)	(3.1)%	(22,349)	(12.6)%	(15,493)	(8.7)%
Other (expense) income, net	(6,508)	(7.4)%	1,477	1.7%	(14,782)	(8.3)%	8,671	4.9%
(Loss) gain from foreign currency transactions	(370)	(0.4)%	(944)	(1.1)%	704	0.4%	(140)	(0.1)%
Interest expense, net	(355)	(0.4)%	(8,856)	(10.0)%	(7,400)	(4.2)%	(17,702)	(9.9)%
Loss on extinguishment of debt	—	—%	—	—%	(9,629)	(5.4)%	—	—%
Loss before income taxes	(18,123)	(20.7)%	(11,065)	(12.5)%	(53,456)	(30.0)%	(24,664)	(13.8)%
Income tax (provision) benefit	(422)	(0.5)%	664	0.7%	(1,444)	(0.8)%	1,079	0.6%
Net loss	$(18,545)	(21.2)%	$(10,401)	(11.7)%	$(54,900)	(30.8)%	$(23,585)	(13.2)%

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
Revenues for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Ratings and Planning	$62,418	71.2%	$63,779	72.0%	$(1,361)	(2.1)%
Analytics and Optimization	17,764	20.3%	16,894	19.1%	870	5.1%
Movies Reporting and Analytics	7,477	8.5%	7,893	8.9%	(416)	(5.3)%
Total revenues	$87,659	100.0%	$88,566	100.0%	$(907)	(1.0)%
Revenues decreased by $0.9 million, or 1.0%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Ratings and Planning revenue is comprised of revenue from our digital, TV, and cross-platform products. Ratings and Planning revenue decreased by $1.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease was driven by lower revenue from our syndicated digital and cross-platform products, offset by higher revenue from our TV products. Syndicated digital revenue was lower primarily due to our smaller and international customers who continue to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 46% and 48% of our Ratings and Planning revenue in the second quarter of 2021 and 2020, respectively. Cross-platform revenue was lower due to fewer deliveries of data in 2021 versus 2020. TV revenues were higher due to new partnerships, increased agency adoption and higher deliveries of custom TV data.
Analytics and Optimization revenue increased by $0.9 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was related to increased Activation revenue, which experienced double-digit year-over-year growth as we continued to bring new solutions to market.
Movies Reporting and Analytics revenue decreased by $0.4 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Revenue continued to be impacted by theater closures, delayed releases and shifts in consumer behavior as a result of the COVID-19 pandemic. While we expect these factors to continue to affect movies revenue in 2021, revenue is expected to improve through the year as major theater chains reopen both domestically and abroad.
Revenues for these three solution groups for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Variance	% Variance
Ratings and Planning	$128,224	72.1%	$127,300	71.5%	$924	0.7%
Analytics and Optimization	35,465	19.9%	32,395	18.2%	3,070	9.5%
Movies Reporting and Analytics	14,300	8.0%	18,399	10.3%	(4,099)	(22.3)%
Total revenues	$177,989	100.0%	$178,094	100.0%	$(105)	(0.1)%
Revenues decreased by $0.1 million, or 0.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Ratings and Planning revenue increased by $0.9 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was driven by higher TV revenue and services related to our international cross-platform offering, partially offset by lower revenue from our syndicated digital products. TV revenues were higher due to new partnerships, increased agency adoption and additional TV data deliveries as part of an expanded relationship with an enterprise customer. We also recorded $2.4 million in revenue for certain cross-platform services delivered in Europe related to the renewal of a multi-year agreement. Syndicated digital revenue was lower primarily due to our smaller and international customers who continue to be impacted by ongoing industry changes in ad buying and consolidations. While retention of syndicated digital enterprise customers remained high, revenue from our syndicated digital products represented 45% and 49% of our Ratings and Planning revenue for the six months ended June 30, 2021 and 2020, respectively.
Analytics and Optimization revenue increased by $3.1 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was related to increased Activation revenue, which experienced double-digit year-over-year growth as we continued to bring new solutions to market.
Movies Reporting and Analytics revenue decreased by $4.1 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Revenue continued to be impacted by theater closures, delayed releases and shifts in consumer behavior as a result of the COVID-19 pandemic. While we expect these factors to continue affecting movies revenue in 2021, revenue is expected to improve through the year as major theater chains reopen both domestically and abroad.
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
Cost of revenues for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Data costs	$18,937	21.6%	$15,459	17.5%	$3,478	22.5%
Employee costs	10,340	11.8%	9,862	11.1%	478	4.8%
Systems and bandwidth costs	7,340	8.4%	6,034	6.8%	1,306	21.6%
Lease expense and depreciation	4,855	5.5%	4,187	4.7%	668	16.0%
Panel costs	3,766	4.3%	4,832	5.5%	(1,066)	(22.1)%
Sample and survey costs	1,548	1.8%	1,421	1.6%	127	8.9%
Professional fees	1,476	1.7%	747	0.8%	729	97.6%
Technology	1,466	1.7%	1,416	1.6%	50	3.5%
Royalties and resellers	1,268	1.4%	382	0.4%	886	231.9%
Other	390	0.4%	609	0.7%	(219)	(36.0)%
Total cost of revenues	$51,386	58.6%	$44,949	50.8%	$6,437	14.3%
Cost of revenues increased by $6.4 million, or 14.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Data costs increased by $3.5 million primarily due to new data licensing costs to increase our data footprint and data rights. Systems and bandwidth costs increased $1.3 million primarily due to increases in cloud-based data storage and bandwidth capacity. Royalties and reseller costs increased by $0.9 million primarily as a result of a reclassification of costs from data costs to better reflect the nature of the services provided. Costs related to professional fees increased $0.7 million due to increased consulting expenses. Offsetting these increases was a decrease in panel costs of $1.1 million primarily due to lower recruitment and support costs for our mobile panels.
Cost of revenues for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Data costs	$37,240	20.9%	$30,726	17.3%	$6,514	21.2%
Employee costs	20,983	11.8%	20,142	11.3%	841	4.2%
Systems and bandwidth costs	14,175	8.0%	11,792	6.6%	2,383	20.2%
Lease expense and depreciation	9,772	5.5%	8,134	4.6%	1,638	20.1%
Panel costs	7,679	4.3%	9,948	5.6%	(2,269)	(22.8)%
Sample and survey costs	3,371	1.9%	2,677	1.5%	694	25.9%
Technology	2,977	1.7%	2,863	1.6%	114	4.0%
Professional fees	2,759	1.6%	1,842	1.0%	917	49.8%
Royalties and resellers	1,693	1.0%	1,369	0.8%	324	23.7%
Other	3,439	1.9%	1,254	0.7%	2,185	174.2%
Total cost of revenues	$104,088	58.5%	$90,747	51.0%	$13,341	14.7%
Cost of revenues increased by $13.3 million, or 14.7%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Data costs increased by $6.5 million primarily due to new data licensing costs to increase our data footprint and data rights. Systems and bandwidth costs increased $2.4 million primarily due to increases in cloud-based data storage and bandwidth capacity. Other expenses increased by $2.2 million primarily due to the recognition of $2.4 million in license costs associated with the delivery of our cross-platform products in Europe in connection with the multi-year agreement described above. Lease expense and depreciation increased $1.6 million primarily due to higher depreciation driven by previously capitalized internal-use software costs. Professional fees increased by $0.9 million as a result of increased consulting fees. Offsetting these increases was a decrease in panel costs of $2.3 million primarily due to lower recruitment and support costs for our mobile panels.
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
Selling and marketing expenses for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$13,893	15.8%	$13,322	15.0%	$571	4.3%
Lease expense and depreciation	1,008	1.1%	1,283	1.4%	(275)	(21.4)%
Professional fees	609	0.7%	557	0.6%	52	9.3%
Other	1,020	1.2%	845	1.0%	175	20.7%
Total selling and marketing expenses	$16,530	18.9%	$16,007	18.1%	$523	3.3%
Selling and marketing expenses increased by $0.5 million, or 3.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Employee costs increased $0.6 million primarily due to higher commission expense.
Selling and marketing expenses for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$29,177	16.4%	$28,482	16.0%	$695	2.4%
Lease expense and depreciation	2,049	1.2%	2,670	1.5%	(621)	(23.3)%
Professional fees	1,082	0.6%	1,263	0.7%	(181)	(14.3)%
Other	2,049	1.2%	2,805	1.6%	(756)	(27.0)%
Total selling and marketing expenses	$34,357	19.3%	$35,220	19.8%	$(863)	(2.5)%
Selling and marketing expenses decreased by $0.9 million, or 2.5%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Other costs decreased $0.8 million primarily due to reduced travel resulting from the COVID-19 pandemic. Lease and depreciation expense decreased $0.6 million primarily due to lower rent as we reduced our office footprint and sublet two locations during 2020. Offsetting these decreases was an increase in employee costs of $0.7 million primarily due to higher commission expense.
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
Research and development expenses for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$7,477	8.5%	$7,323	8.3%	$154	2.1%
Technology	1,100	1.3%	1,072	1.2%	28	2.6%
Lease expense and depreciation	838	1.0%	1,037	1.2%	(199)	(19.2)%
Professional fees	597	0.7%	232	0.3%	365	157.3%
Other	120	0.1%	101	0.1%	19	18.8%
Total research and development expenses	$10,132	11.6%	$9,765	11.0%	$367	3.8%
Research and development expenses increased by $0.4 million, or 3.8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Professional fees increased $0.4 million due to increased consulting fees.

Research and development expenses for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$15,272	8.6%	$14,597	8.2%	$675	4.6%
Technology	2,233	1.3%	2,149	1.2%	84	3.9%
Lease expense and depreciation	1,697	1.0%	2,226	1.2%	(529)	(23.8)%
Professional fees	998	0.6%	621	0.3%	377	60.7%
Other	285	0.2%	308	0.2%	(23)	(7.5)%
Total research and development expenses	$20,485	11.5%	$19,901	11.2%	$584	2.9%
Research and development expenses increased by $0.6 million, or 2.9%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Employee costs increased $0.7 million primarily due to higher stock-based compensation expense. Professional fees increased $0.4 million due to increased consulting fees. Offsetting these increases was a decrease in lease and depreciation expense of $0.5 million primarily due to lower rent as we reduced our office footprint and sublet two locations during 2020.
General and Administrative
General and administrative expenses consist primarily of employee costs for salaries, benefits, stock-based compensation and other related costs, and related expenses for executive management, finance, human capital, legal and other administrative functions, as well as professional fees, overhead, including allocated overhead, which is comprised of lease expense and other facilities-related costs, depreciation expense related to general purpose equipment and software, Board of Directors compensation and expenses incurred for other general corporate purposes.
General and administrative expenses for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$7,603	8.7%	$6,968	7.9%	$635	9.1%
Professional fees	3,577	4.1%	2,754	3.1%	823	29.9%
Technology	622	0.7%	553	0.6%	69	12.5%
Lease expense and depreciation	417	0.5%	526	0.6%	(109)	(20.7)%
Other	2,027	2.3%	2,940	3.3%	(913)	(31.1)%
Total general and administrative expenses	$14,246	16.3%	$13,741	15.5%	$505	3.7%
General and administrative expenses increased by $0.5 million, or 3.7%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Professional fees increased $0.8 million primarily due to increased consulting fees in 2021 as a result of our enterprise resource planning ("ERP") system implementation. Employee costs increased $0.6 million primarily due to higher stock-based compensation expense. Offsetting these increases was a decrease in other expense of $0.9 million primarily due to lower bad debt expense in 2021 as the allowance increased in the second quarter of 2020 as a result of the COVID-19 pandemic.
General and administrative expenses for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	$ Change	% Change
Employee costs	$15,901	8.9%	$13,532	7.6%	$2,369	17.5%
Professional fees	6,566	3.7%	7,365	4.1%	(799)	(10.8)%
Technology	1,211	0.7%	1,116	0.6%	95	8.5%
Lease expense and depreciation	891	0.5%	1,112	0.6%	(221)	(19.9)%
Other	4,145	2.3%	6,159	3.5%	(2,014)	(32.7)%
Total general and administrative expenses	$28,714	16.1%	$29,284	16.4%	$(570)	(1.9)%
General and administrative expenses decreased by $0.6 million, or 1.9%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Other expenses decreased $2.0 million primarily due to lower bad debt expense in 2021 as the allowance increased in the first half of 2020 as a result of the COVID-19 pandemic. Professional fees decreased by $0.8 million primarily due to reduced legal fees. These decreases were offset by an increase in employee costs of $2.4 million primarily due to higher stock-based compensation and other compensation.
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
Other (Expense) Income, Net
Other (expense) income, net represents income and expenses incurred that are generally not recurring in nature or are not part of our regular operations. The following is a summary of other (expense) income, net for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Change in fair value of warrants liability	$(6,519)	$(758)	$(16,520)	$3,893
Change in fair value of financing derivatives	—	2,300	1,800	4,687
Other	11	(65)	(62)	91
Total other (expense) income, net	$(6,508)	$1,477	$(14,782)	$8,671
The change in other (expense) income, net for the three and six months ended June 30, 2021 as compared to 2020 was largely driven by a loss from the change in fair value of our warrants liability, offset by a gain from the change in fair value of our financing derivatives. The loss on the warrants liability was due to an increase in the trading price of our Common Stock and the exercise price adjustment described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. The gain on the financing derivatives was primarily due to the passage of time as our remaining future interest obligations declined over the term of the Notes prior to their extinguishment in March 2021.
Interest Expense, Net
Interest expense, net consists of interest income and interest expense. Interest income primarily consists of interest earned from our cash and cash equivalent balances. Interest expense relates to interest on our Notes, Secured Term Note, Revolving Credit Agreement, sale-leaseback agreement, and our finance leases.
During the three months ended June 30, 2021 and 2020, we incurred interest expense, net of $0.4 million and $8.9 million, respectively, and $7.4 million and $17.7 million during the six months ended June 30, 2021 and 2020, respectively. The decrease in interest expense for the three and six months ended June 30, 2021 as compared to 2020 was primarily due to the extinguishment of the Notes and the Secured Term Note in March 2021, as described in Footnote 4, Debt. We expect interest expense to increase in the third quarter of 2021 (as compared to the quarter ended June 30, 2021) due to amounts drawn on the Revolving Credit Agreement, as described in Footnote 4, Debt.
(Loss) Gain From Foreign Currency Transactions
Our foreign currency transactions are recorded as a result of fluctuations in the exchange rate between the transactional currency and the functional currency of foreign subsidiary transactions. Our international currency exposures that relate to the translation to U.S. Dollars are in a net liability position and our international currency exposures that relate to the translation from U.S. Dollars are in a net asset position. For the three months ended June 30, 2021, the loss from foreign currency transactions was $0.4 million. The loss was primarily driven by fluctuations in the Euro against the U.S. Dollar and Chilean Peso, and the Chilean Peso against the Brazilian Lira. For the six months ended June 30, 2021, the gain from foreign currency transactions was $0.7 million. The gain was primarily driven by fluctuations in the Euro against the U.S. Dollar, British Pound, and Canadian Dollar, and the U.S. Dollar against the Chilean Peso. For the three and six months ended June 30, 2020, the loss from foreign currency transactions was $0.9 million and $0.1 million, respectively. The losses were primarily driven by fluctuations in the Chilean Peso against the U.S. Dollar and Euro.
Income Tax (Provision) Benefit
A valuation allowance has been established against our net U.S. federal and state deferred tax assets and certain foreign deferred tax assets, including net operating loss carryforwards. As a result, our income tax position is primarily related to foreign tax activity and U.S. deferred taxes for tax deductible goodwill and other indefinite-lived liabilities.
During the three and six months ended June 30, 2021, we recorded an income tax provision of $(0.4) million and $(1.4) million, respectively, resulting in an effective tax rate of 2.3% and 2.7%, respectively. During the three and six months ended June 30, 2020, we recorded an income tax benefit of $0.7 million and $1.1 million, respectively, resulting in an effective tax rate of (6.0)% and (4.4)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of certain permanent items, foreign tax rate differences, and increases in the valuation allowance against our domestic deferred tax assets. The increase in the tax provision during the second quarter of 2021 as compared to 2020 was primarily due to an increase in U.S. deferred tax expense for tax deductible goodwill and an increase in estimated foreign tax expense in 2021.
The COVID-19 pandemic has a global reach, and many countries have introduced measures that provide relief to taxpayers in a variety of ways. We continue to evaluate new legislation as it is introduced, but none of these measures had an impact on our income tax (provision) benefit for the three and six months ended June 30, 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Footnote 2, Summary of Significant Accounting Policies.
Liquidity and Capital Resources
The following table summarizes our cash flows for each of the periods identified:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$10,860	$(1,792)
Net cash used in investing activities	(7,723)	(7,881)
Net cash used in financing activities	(35,876)	(1,046)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(322)	(544)
Net decrease in cash, cash equivalents and restricted cash	(33,061)	(11,263)
Overview
Our principal uses of cash consist of cash paid for data, payroll and other operating expenses, including expenses incurred in prior periods; payments related to investments in equipment, primarily to support our consumer panels and technical infrastructure required to deliver our products and services and support our customers; service of our debt and lease facilities; and, beginning in 2021, our dividend payment obligations.
As of June 30, 2021, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash totaling $17.7 million, including $1.0 million in restricted cash, as well as amounts available to us under our Revolving Credit Agreement, as described below.
Our principal sources of liquidity have historically been our cash and cash equivalents, as well as cash flow generated from operations. Our operating losses and interest payments on our Notes and Secured Term Note, as well as the scheduled maturity of the Notes in January 2022, resulted in a need to secure long-term financing to extinguish the Notes and increase working capital.
On March 10, 2021, we entered into separate Securities Purchase Agreements with each of Charter Communications Holding Company, LLC ("Charter"), Qurate Retail, Inc. ("Qurate") and Pine Investor, LLC ("Pine") (the "Transactions"). At the closing of the Transactions, we issued and sold (a) to Charter, 27,509,203 shares of Series B Convertible Preferred Stock ("Preferred Stock") in exchange for $68.0 million, (b) to Qurate, 27,509,203 shares of Preferred Stock in exchange for $68.0 million and (c) to Pine, 27,509,203 shares of Preferred Stock in exchange for $68.0 million. On June 30, 2021, we made cash dividend payments totaling $4.8 million to the holders of the Preferred Stock, representing dividends accrued for the period from March 10, 2021 through June 29, 2021.
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
On May 5, 2021, we entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") among the Company, as borrower, certain of our subsidiaries as guarantors, Bank of America N.A., as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Agreement provides a borrowing capacity equal to $25.0 million, of which $22.3 million was available as of June 30, 2021. In July 2021, we borrowed $8.0 million under the Revolving Credit Agreement, which reduced the remaining borrowing capacity to $14.3 million.
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
Preferred Stock
On March 10, 2021, in connection with the Securities Purchase Agreements described above, we issued 82,527,609 shares of Preferred Stock in exchange for gross cash proceeds of $204.0 million. The shares were issued at a par value of $0.001. Net proceeds from the Transactions totaled $188.2 million after deducting issuance costs. Shares of Preferred Stock are convertible into Common Stock as described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. As of June 30, 2021, each share of Preferred Stock was convertible into 1.000208 shares of Common Stock.
The holders of Preferred Stock are entitled to participate in all dividends declared on the Common Stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 7.5% per annum, payable annually in arrears and subject to increase under certain specified circumstances. In addition, after January 1, 2022, such holders are entitled to request, and we must take all actions reasonably necessary to pay, a one-time special dividend on the Preferred Stock equal to the highest dividend that our Board of Directors determines can be paid at the applicable time (or a lesser amount agreed by the holders), subject to additional conditions and limitations described in Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity. We may be obligated to obtain debt financing in order to effectuate the special dividend, which could significantly impact our financial position and liquidity depending on the timing and scope of the dividend payment and related financing. Moreover, this obligation could lead us to refinance or terminate the Revolving Credit Agreement prior to its maturity, due to its restrictions on our ability to incur additional debt.
Revolving Credit Agreement
On May 5, 2021, we entered into the Revolving Credit Agreement, which matures on May 5, 2024. The Revolving Credit Agreement provides a borrowing capacity equal to $25.0 million. We may also request the issuance of letters of credit under the Revolving Credit Agreement in an aggregate amount up to $5.0 million, which reduces the amount of available borrowings by the amount of such issued and outstanding letters of credit.
The amount we are able to borrow under the Revolving Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Revolving Credit Agreement. Notably, the Revolving Credit Agreement contains a financial covenant that requires us to maintain minimum Consolidated EBITDA (as defined in the Revolving Credit Agreement) of not less than $20.0 million for the most recently ended four fiscal quarter period, tested as of the last day of each fiscal quarter ending before June 30, 2022. We were in compliance with the Consolidated EBITDA covenant and other covenants under the Revolving Credit Agreement as of June 30, 2021, and based on our current plans, we do not anticipate a breach of these covenants that would result in an event of default under the Revolving Credit Agreement. If we fail to meet our covenants or other obligations, however, the lender(s) could accelerate the amounts outstanding under the Revolving Credit Agreement and terminate their remaining commitments, which could significantly impact our liquidity and financial position.
As of June 30, 2021, issued and outstanding letters of credit under the Revolving Credit Agreement totaled $2.7 million, leaving a remaining borrowing capacity of $22.3 million.
In July 2021, we borrowed $8.0 million under the Revolving Credit Agreement, which reduced the remaining borrowing capacity to $14.3 million. The borrowed funds were used to reduce our accounts payable balances, primarily related to expenses incurred in prior periods. While we continue to take steps to reduce our outstanding trade payables and improve our working capital position, our liquidity could be negatively affected if we are unable to generate sufficient cash from operations to meet our financial obligations as they come due.
For additional information on the Revolving Credit Agreement, refer to Footnote 4, Debt.
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
For additional information on the Secured Term Note, refer to Footnote 4, Debt.
Restricted Cash
Restricted cash represents outstanding letters of credit, and lines of credit related to certain of our corporate credit card programs. As of December 31, 2020, restricted cash also represented our requirement to collateralize the Secured Term Note. As of June 30, 2021 and December 31, 2020, we had $1.0 million and $19.6 million of restricted cash, respectively. Repayment of the Secured Term Note resulted in the termination of the collateralization requirement thereunder, and no cash was restricted relating to the Secured Term Note as of June 30, 2021. We also transferred outstanding letters of credit totaling $2.7 million to our Revolving Credit Agreement facility during the three months ended June 30, 2021, which further reduced our restricted cash balance as this facility does not require letters of credit to be cash collateralized.
Operating Activities
Our primary source of cash provided by operating activities is revenues generated from sales of our products and services. Our primary uses of cash from operating activities include personnel costs and costs related to data and infrastructure used to develop and maintain our products and services.
Cash provided by (or used in) operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as: depreciation, non-cash operating lease expense, amortization expense of finance leases and intangible assets, impairment of right-of-use assets, stock-based compensation, deferred tax provision, change in the fair value of financing derivatives and warrants liability, loss on extinguishment of debt, non-cash interest expense on the Notes, accretion of debt discount, and amortization of deferred financing costs.
Net cash provided by operating activities for the six months ended June 30, 2021 was $10.9 million, compared to net cash used of $1.8 million for the six months ended June 30, 2020. The shift in cash was primarily attributable to a decrease in the cash interest paid on the Notes in 2021 of $12.2 million compared to 2020 (interest of $10.8 million on the Notes was paid in shares of Common Stock in 2021). Additionally, there was a net increase in operating assets and liabilities of $1.3 million for the six months ended June 30, 2021 as compared to a net decrease of $9.9 million for the six months ended June 30, 2020. The shift from a net decrease in operating assets and liabilities to a net increase was primarily due to increases in our accounts payable and accrual balances in 2021 compared to 2020, due in part to new licensing costs to increase our data footprint and data rights.
Investing Activities
Cash used in investing activities primarily consists of payments related to capitalized internal-use software costs, purchases of computer and network equipment to support our technical infrastructure, and furniture and equipment. The extent of these investments will be affected by our ability to expand relationships with existing customers, grow our customer base and introduce new digital formats, as well as constraints on cash expenditures due to our financial position and the current economic environment.
Net cash used in investing activities for the six months ended June 30, 2021 was $7.7 million compared to net cash used in investing activities of $7.9 million for the six months ended June 30, 2020. This decrease in cash used in investing activities was primarily attributable to a decrease in payments for capitalized internally developed software in 2021 compared with 2020.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2021 was $35.9 million compared to net cash used in financing activities of $1.0 million during the six months ended June 30, 2020. The increase in cash used in financing activities was primarily due to the repayment of the Notes and the Secured Term Note in March 2021, and payment of $4.8 million in cash dividends to the holders of the Preferred Stock in June 2021. These increases in cash used were partially offset by cash proceeds of $204.0 million from the issuance of the Preferred Stock discussed above, net of $15.8 million in related transaction costs.
Contractual Payment Obligations
We have certain long-term contractual arrangements that have fixed and determinable payment obligations including unconditional purchase obligations with MVPDs, operating and financing leases, and data storage and bandwidth arrangements.
We have data licensing agreements with a number of MVPDs for set-top box data. These agreements have remaining terms from one to ten years. As of June 30, 2021, the total fixed payment obligation related to these agreements is $384.9 million.
We have both operating and financing leases related to corporate office space and equipment. Our leases have remaining terms from one to seven years. As of June 30, 2021, the total fixed payment obligation related to these agreements is $66.6 million.
We have an agreement for cloud-based data storage and bandwidth to help process and store our data. The remaining term for this agreement is three years. As of June 30, 2021, the total fixed payment obligation related to this agreement is $24.5 million.
Future Capital Requirements
Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors, including the timing of cash collections from our customers, data costs and other trade payables, service of our debt and lease facilities and dividend payment obligations, and expenses from ongoing compliance efforts and legal matters. As discussed above, we have experienced delays in customer payments and requests to modify contractual terms in connection with the COVID-19 pandemic and related government mandates and restrictions. To the extent that our existing cash, cash equivalents and operating cash flow, together with savings from repayment of the Notes and Secured Term Note and cost-reduction initiatives undertaken by our management, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. We may also be required to raise additional funds in order to pay a special dividend to holders of our Preferred Stock, as described above. Our history of net losses, as well as disruption and volatility in global capital and credit markets, could impact our ability to access capital resources on terms acceptable to us or allowable under applicable financing arrangements, or at all. If we issue additional equity securities in order to raise additional funds, pay dividends or for other purposes, further dilution to existing stockholders may occur.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements (as defined in Item 303 of Regulation S-K) as of June 30, 2021.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three and six months ended June 30, 2021) the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments. Other than our accounting policies related to the accounting for the Preferred Stock, and application of Accounting Standards Codification ("ASC") 470, Debt related to extinguishment of the Notes and Secured Term Note, there have been no material changes or updates to our critical accounting policies and estimates during the three and six months ended June 30, 2021 as compared to the critical accounting policies and estimates disclosed in our 2020 10-K.
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
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We have outstanding warrants that are subject to market risk. We also have interest rate risk for amounts outstanding under our Revolving Credit Agreement, and we have foreign currency exchange rate risk from our global operations.
Warrants liability financial instrument risk
As a result of having $19.4 million in liability related to outstanding warrants as of June 30, 2021, which warrants are exercisable for shares of Common Stock under certain conditions, we are subject to market risk. The value of the warrants is impacted by changes in the market price of our Common Stock.
As described in Footnote 2, Summary of Significant Accounting Policies, and Footnote 5, Convertible Redeemable Preferred Stock and Stockholders' Equity, on March 9, 2021, our stockholders approved Transactions to issue preferred securities. The exercise price of our Series A Warrants is subject to anti-dilution adjustment in certain circumstances, including upon certain issuances of capital stock. As a result of the Transactions, the exercise price of the Series A Warrants was adjusted to the closing price of the Transactions. As of June 30, 2021, a 10% increase in the market price of our Common Stock would result in a $2.5 million increase in the fair value of the Series A Warrants, while a 10% decrease in the market price of our Common Stock would result in a $2.4 million decrease in the fair value of the Series A Warrants.
Interest rate risk
Our borrowings, including letters of credit, under the Revolving Credit Agreement bear interest at a variable rate per annum equal to the Eurodollar Rate (as defined in the Revolving Credit Agreement) plus an applicable rate equal to 2.25%. As a result, we are subject to interest rate risk, and our interest obligation on outstanding borrowings will fluctuate with movements in the Eurodollar Rate. We are able to repay any amounts borrowed under the Revolving Credit Agreement prior to the maturity date without any premium or penalty other than customary breakage costs. As of June 30, 2021, our exposure to interest rate risk was not material.
Foreign currency risk
For additional discussion of the market risk associated with our foreign currency risk, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" within the 2020 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
In the third quarter of 2021, we expect to complete our implementation of a new enterprise resource planning ("ERP") system. This system, which is intended to improve our internal control over financial reporting, is expected to replace four legacy systems and impact multiple business processes. There was no material impact to our internal control over financial reporting from the ERP system implementation for the fiscal quarter ended June 30, 2021.
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
Our new credit facility may impact our ability to operate our business and secure additional financing in the future, and any failure to meet our debt obligations could adversely affect our business and financial condition.
On May 5, 2021, we entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") with a borrowing capacity of $25.0 million. As of the date of this 10-Q, we had borrowings and letters of credit outstanding under the Revolving Credit Agreement totaling $10.7 million. Amounts outstanding under the Revolving Credit Agreement bear interest at a rate per annum equal to the Eurodollar Rate (as defined in the Revolving Credit Agreement) plus 2.25%. In addition, the Revolving Credit Agreement provides for an unused commitment fee equal to 0.25% of the unused commitments. The Revolving Credit Agreement matures on May 5, 2024.
Servicing our indebtedness under the Revolving Credit Agreement could divert resources from other priorities, including investment in our products and operations and satisfaction of our outstanding trade payables. If our cash flow from operations is inadequate to allow us to pay the interest and principal on our debt when due and meet our other financial obligations, we could face substantial liquidity challenges.
Under the Revolving Credit Agreement, we are subject to restrictive covenants limiting our ability to, among other things, incur additional indebtedness, permit additional liens, make investments and loans, enter into mergers and acquisitions, make or declare dividends and other payments, enter into certain contracts, sell assets, and engage in transactions with affiliates. These covenants could limit our operating flexibility and cause us to forego attractive business opportunities, which could hurt our customer relationships and put us at a competitive disadvantage. The covenants also could prevent us from securing additional financing in the future, including to fund our operations, satisfy liabilities, or pay dividends to the holders of our Preferred Stock.
In addition, we are subject to financial covenants under the Revolving Credit Agreement, including a requirement to maintain minimum Consolidated EBITDA for periods through March 31, 2022 and a minimum Consolidated Fixed Charge Coverage Ratio for periods after March 31, 2022 (each term as defined in the Revolving Credit Agreement). While we are currently in compliance with these covenants, there is no guarantee that we will be able to achieve our planned results and remain in compliance in future periods. Moreover, our ability to comply with the covenants could be affected by economic, financial, competitive, regulatory and other factors beyond our control, including changes in consumer behavior or government mandates stemming from the COVID-19 pandemic.
If we fail to meet our financial covenants or other obligations under the Revolving Credit Agreement, the lender(s) may accelerate any amounts outstanding under the Revolving Credit Agreement and may terminate their commitments to extend further credit. This could have important consequences for our company, including requiring us to restructure or refinance our debt (which we may be unable to do on acceptable terms or at all), dispose of assets or, potentially, enter into liquidation or bankruptcy.
Delays or errors in implementing a new enterprise resource planning ("ERP") system could adversely affect our business, reputation and results of operations.
From time to time, we modify, update and replace our systems and infrastructure, including by adding functionality, integrating new service providers and replacing legacy systems. We are currently in the process of implementing a new ERP system. This system, which is intended to improve our financial reporting processes and internal control, is expected to replace four legacy systems and impact multiple business processes. If we are unable to successfully implement the new ERP system, or if implementation is delayed, our ability to accurately and timely record transaction information, make and collect payments, implement and test controls, and report our financial results could be impaired, which could negatively impact our business and results of operations. Delays or errors in implementation could also be costly, distract our management's attention, divert resources from other projects, disrupt customer or vendor relationships, negatively affect our public image or reputation, and expose us to liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2021
None.
(b) Use of Proceeds from Sale of Registered Equity Securities
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed June 12, 2007) (File No. 333-141740)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of comScore, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed June 4, 2018) (File No. 333-225400)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed February 9, 2017) (File No. 001-33520)

3.4
Certificate of Elimination of Designation of Series A Junior Participating Preferred Stock of comScore, Inc., as filed with the Secretary of State of the State of Delaware on September 29, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2017) (File No. 001-33520)

3.5
Certificate of Amendment to Amended and Restated Certificate of Incorporation of comScore, Inc., dated March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.6
Certificate of Designations of Series B Convertible Preferred Stock, par value $0.001, of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed March 15, 2021) (File No. 001-33520)

3.7
Amended and Restated Bylaws of comScore, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed August 10, 2018) (File No. 001-33520)

10.1+
Credit Agreement, dated as of May 5, 2021, among comScore, Inc. (as Borrower), certain subsidiaries of the Borrower (as Guarantors), Bank of America, N.A. (as Administrative Agent, Swing Line Lender, and L/C Issuer), and the lenders party thereto

10.2+	Amendment No. 7 to Deed of Lease, dated as of May 24, 2021, by and between South of Market LLC and comScore, Inc.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document

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
August 9, 2021